Form 10-Q
period 2012-03-31
WESTAMERICA BANCORPORATION
filed 2012-05-02
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2012
or
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                                                  No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of April 24, 2012

Common Stock,	27,864,883
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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of current and potential future difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including data processing system failures or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of natural disasters, including earthquakes, fire, flood, drought, and other disasters, on the uninsured value of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values, and (13) changes in the securities markets. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2011, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I - FINANCIAL INFORMATION
Item 1     Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEET
(unaudited)

	At March 31,	At December 31,
	2012	2011
	(In thousands)
Assets:
Cash and due from banks	$541,102	$530,045
Investment securities available for sale	639,738	638,753
Investment securities held to maturity, with fair values of: $1,061,439 at March 31, 2012, $947,493 at December 31, 2011	1,038,493	922,803
Purchased covered loans	491,103	535,278
Purchased non-covered loans	112,179	125,921
Originated loans	1,819,162	1,862,607
Allowance for loan losses	(31,883)	(32,597)
Total loans	2,390,561	2,491,209
Non-covered other real estate owned	20,167	26,500
Covered other real estate owned	15,810	19,135
Premises and equipment, net	37,827	36,548
Identifiable intangibles, net	27,227	28,629
Goodwill	121,673	121,673
Other assets	227,659	226,866
Total Assets	$5,060,257	$5,042,161

Liabilities:
Deposits:
Noninterest bearing deposits	$1,575,687	$1,562,254
Interest bearing deposits:
Transaction	748,149	734,988
Savings	1,143,027	1,148,178
Time	782,141	804,501
Total deposits	4,249,004	4,249,921
Short-term borrowed funds	106,683	115,689
Federal Home Loan Bank advances	25,967	26,023
Term repurchase agreement	10,000	10,000
Debt financing	15,000	15,000
Other liabilities	94,075	66,887
Total Liabilities	4,500,729	4,483,520

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares
Issued and outstanding: 27,917 at March 31, 2012, 28,150 at December 31, 2011	375,750	377,775
Deferred compensation	2,840	3,060
Accumulated other comprehensive income	12,180	11,369
Retained earnings	168,758	166,437
Total Shareholders' Equity	559,528	558,641
Total Liabilities and Shareholders' Equity	$5,060,257	$5,042,161

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENT OF INCOME
(unaudited)
	For the Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$35,656	$41,363
Investment securities available for sale	4,788	5,218
Investment securities held to maturity	7,854	5,913
Total Interest and Fee Income	48,298	52,494
Interest Expense:
Deposits	1,187	1,890
Short-term borrowed funds	27	62
Term repurchase agreement	25	-
Federal Home Loan Bank advances	120	151
Debt financing and notes payable	200	200
Total Interest Expense	1,559	2,303
Net Interest Income	46,739	50,191
Provision for Loan Losses	2,800	2,800
Net Interest Income After Provision For Loan Losses	43,939	47,391
Noninterest Income:
Service charges on deposit accounts	7,095	7,521
Merchant processing services	2,393	2,171
Debit card fees	1,163	1,201
ATM processing fees	933	935
Trust fees	489	493
Financial services commissions	171	29
Other	2,425	2,393
Total Noninterest Income	14,669	14,743
Noninterest Expense:
Salaries and related benefits	15,046	15,075
Occupancy	3,934	4,025
Outsourced data processing services	2,083	2,456
Amortization of identifiable intangibles	1,402	1,548
Furniture and equipment	851	933
Courier service	785	843
Professional fees	767	850
Deposit insurance assessments	750	1,220
Other real estate owned	230	145
Other	4,186	4,228
Total Noninterest Expense	30,034	31,323
Income Before Income Taxes	28,574	30,811
Provision for income taxes	7,569	8,429
Net Income	$21,005	$22,382

Average Common Shares Outstanding	28,051	29,021
Diluted Average Common Shares Outstanding	28,111	29,225
Per Common Share Data:
Basic earnings	$0.75	$0.77
Diluted earnings	0.75	0.77
Dividends paid	0.37	0.36

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	$21,005	$22,382
Other comprehensive income:
Increase in net unrealized gains on securities available for sale	1,384	4,070
Deferred tax expense	(582)	(1,712)
Increase in net unrealized gains on securities available for sale, net of tax	802	2,358
Post-retirement benefit transition obligation amortization	15	15
Deferred tax expense	(6)	(6)
Post-retirement benefit transition obligation amortization, net of tax	9	9
Total other comprehensive income	811	2,367
Total comprehensive income	$21,816	$24,749

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
			(In thousands)

Balance, December 31, 2010	29,090	$378,885	$2,724	$159	$163,519	$545,287
Net income for the period					22,382	22,382
Other comprehensive income				2,367		2,367
Exercise of stock options	68	2,967				2,967
Tax benefit increase upon exercise of stock options		27				27
Stock based compensation		360				360
Stock awarded to employees	1	40				40
Purchase and retirement of stock	(239)	(3,137)			(8,902)	(12,039)
Dividends					(10,476)	(10,476)
Balance, March 31, 2011	28,920	$379,142	$2,724	$2,526	$166,523	$550,915

Balance, December 31, 2011	28,150	$377,775	$3,060	$11,369	$166,437	$558,641
Net income for the period					21,005	21,005
Other comprehensive income				811		811
Exercise of stock options	15	641				641
Tax benefit increase upon exercise of stock options		4				4
Restricted stock activity		220	(220)			-
Stock based compensation		435				435
Stock awarded to employees	1	45				45
Purchase and retirement of stock	(249)	(3,370)			(8,290)	(11,660)
Dividends					(10,394)	(10,394)
Balance, March 31, 2012	27,917	$375,750	$2,840	$12,180	$168,758	$559,528

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Operating Activities:
Net income	$21,005	$22,382

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,499	3,435
Loan loss provision	2,800	2,800
Net amortization of deferred loan fees	(126)	(107)
Decrease (increase) in interest income receivable	733	(613)
Increase in other assets	(4,655)	(2,559)
Increase in income taxes payable	7,386	8,238
Decrease in deferred taxes receivable	183	219
Increase (decrease) in interest expense payable	149	(220)
Increase (decrease) in other liabilities	1,771	(1,069)
Stock option compensation expense	435	360
Tax benefit increase upon exercise of stock options	(4)	(27)
Gain on sale of other assets	(150)	(400)
Loss on sale of property and equipment	-	5
Originations of mortgage loans for resale	-	(90)
Proceeds from sale of mortgage loans originated for resale	-	93
Net gain on sale of foreclosed assets	(1,779)	(106)
Writedown of foreclosed assets	1,712	152
Net Cash Provided by Operating Activities	32,959	32,493

Investing Activities:
Net repayments of loans	95,748	78,875
Proceeds from FDIC* loss-sharing agreement	2,628	855
Purchases of investment securities available for sale	(25,418)	(133,899)
Purchases of investment securities held to maturity	(151,958)	(28,909)
Proceeds from sale/maturity/calls of securities available for sale	31,317	57,159
Proceeds from maturity/calls of securities held to maturity	48,123	24,267
Proceeds from sale of FRB/FHLB** stock	451	447
Proceeds from sale of property acquired in satisfaction of debt	10,277	2,970
Purchases of property, plant and equipment	(1,940)	(177)
Net Cash Provided by Investing Activities	9,228	1,588

Financing Activities:
Net change in deposits	(716)	7,831
Net change in short-term borrowings	(9,005)	(13,027)
Exercise of stock options/issuance of shares	641	2,967
Tax benefit increase upon exercise of stock options	4	27
Retirement of common stock including repurchases	(11,660)	(12,039)
Common stock dividends paid	(10,394)	(10,476)
Net Cash Used in Financing Activities	(31,130)	(24,717)
Net Change In Cash and Due from Banks	11,057	9,364
Cash and Due from Banks at Beginning of Period	530,045	338,793
Cash and Due from Banks at End of Period	$541,102	$348,157

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities: Loan collateral transferred to other real estate owned	$1,583	$3,652
Supplemental disclosure of cash flow activities:
Interest paid for the period	1,642	3,367

See accompanying notes to unaudited consolidated financial statements.
* Federal Deposit Insurance Corporation ("FDIC")
** Federal Reserve Bank/Federal Home Loan Bank ("FRB/FHLB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its consolidated financial statements.

Note 2: Accounting Policies

The Company’s accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  Certain amounts in prior periods have been reclassified to conform to the current presentation.

Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments. These estimates and judgments may significantly affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management exercises judgment to estimate the appropriate level of the allowance for credit losses, the acquisition date fair value of purchased loans, and the evaluation of other than temporary impairment of investment securities, which are discussed in the Company’s accounting policies.

Recently Adopted Accounting Standards

FASB ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, was issued April 2011 addressing the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The provisions of this Update were effective for the first interim or annual period beginning on or after December 15, 2011, and were applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  The adoption of the Update did not have a material effect on the Company’s financial statements at the date of adoption.

FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, was issued May 2011 as a result of the FASB and International Accounting Standards Board’s (IASB) goal to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The provisions of this Update were effective during the interim or annual periods beginning after December 15, 2011, and were applied prospectively.  The adoption of the Update did not have a material effect on the Company’s financial statements at the date of adoption.

FASB ASU 2011-05, Presentation of Comprehensive Income, was issued June 2011 requiring that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This Update also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements.  The provisions of this Update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and were applied retrospectively.  The result of the adoption of this Update is the addition of a new financial statement titled “Consolidated Statement of Comprehensive Income”.

FASB ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, was issued December 2011 updating and superseding certain pending paragraphs relating to the presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  This Update was effective concurrent with ASU 2011-05, Presentation of Comprehensive Income, and did not have a material effect on the Company’s financial statements at the date of adoption.

FASB ASU 2011-08, Testing for Goodwill Impairment, was issued September 2011 giving an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The provisions of this standard were effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of the Update did not have a material effect on the Company’s financial statements at the date of adoption.

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

Note 3:  Investment Securities

The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follows:

	Investment Securities Available for Sale At March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
U.S. Treasury securities	$3,533	$47	$-	$3,580
Securities of U.S. Government sponsored entities	117,493	387	(24)	117,856
Residential mortgage-backed securities	78,915	5,049	(10)	83,954
Commercial mortgage-backed securities	4,406	42	-	4,448
Obligations of States and political subdivisions	227,845	12,003	(273)	239,575
Residential collateralized mortgage obligations	46,391	1,943	-	48,334
Asset-backed securities	17,385	2	(297)	17,090
FHLMC and FNMA stock	824	1,119	(5)	1,938
Corporate securities	119,313	378	(1,192)	118,499
Other securities	2,261	2,253	(50)	4,464
Total	$618,366	$23,223	$(1,851)	$639,738

The amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follows:

	Investment Securities Held to Maturity At March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Securities of U.S. Government sponsored entities	$4,796	$6	$-	$4,802
Residential mortgage-backed securities	87,133	1,660	(260)	88,533
Obligations of States and political subdivisions	650,698	20,972	(1,129)	670,541
Residential collateralized mortgage obligations	295,866	3,147	(1,450)	297,563
Total	$1,038,493	$25,785	$(2,839)	$1,061,439

The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follows:

	Investment Securities Available for Sale At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
U.S. Treasury securities	$3,537	$59	$-	$3,596
Securities of U.S. Government sponsored entities	117,150	375	(53)	117,472
Residential mortgage-backed securities	84,961	5,457	(10)	90,408
Commercial mortgage-backed securities	4,506	27	(3)	4,530
Obligations of States and political subdivisions	234,522	11,839	(268)	246,093
Residential collateralized mortgage obligations	49,111	2,053	-	51,164
Asset-backed securities	7,566	-	(260)	7,306
FHLMC and FNMA stock	824	1,027	(4)	1,847
Corporate securities	114,286	203	(2,290)	112,199
Other securities	2,302	1,884	(48)	4,138
Total	$618,765	$22,924	$(2,936)	$638,753

The amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follows:

	Investment Securities Held to Maturity At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(In thousands)
Residential mortgage-backed securities	$54,869	$1,532	$(77)	$56,324
Obligations of States and political subdivisions	625,390	23,581	(496)	648,475
Residential collateralized mortgage obligations	242,544	2,781	(2,631)	242,694
Total	$922,803	$27,894	$(3,204)	$947,493

The amortized cost and fair value of investment securities by contractual maturity, are shown in the following table:

	At March 31, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
Maturity in years:
1 year or less	$37,829	$37,991	$11,298	$11,370
Over 1 to 5 years	253,170	253,671	160,851	165,379
Over 5 to 10 years	68,250	70,864	296,801	308,804
Over 10 years	126,320	134,074	186,544	189,790
Subtotal	485,569	496,600	655,494	675,343
Mortgage-backed securities and residential collateralized mortgage obligations	129,712	136,736	382,999	386,096
Other securities	3,085	6,402	-	-
Total	$618,366	$639,738	$1,038,493	$1,061,439

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table:

	At December 31, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
		(In thousands)
Maturity in years:
1 year or less	$37,785	$37,967	$12,056	$12,121
Over 1 to 5 years	242,766	241,945	158,438	162,791
Over 5 to 10 years	63,442	65,919	307,504	321,922
Over 10 years	133,068	140,835	147,392	151,641
Subtotal	477,061	486,666	625,390	648,475
Mortgage-backed securities and residential collateralized mortgage obligations	138,578	146,102	297,413	299,018
Other securities	3,126	5,985	-	-
Total	$618,765	$638,753	$922,803	$947,493

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At March 31, 2012 and December 31, 2011, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale At March 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)

Securities of U.S. Government sponsored entities	$5,000	$(24)	$-	$-	$5,000	$(24)
Residential mortgage-backed securities	2,457	(2)	937	(8)	3,394	(10)
Obligations of States and political subdivisions	4,106	(46)	14,165	(227)	18,271	(273)
Asset-backed securities	-	-	6,866	(297)	6,866	(297)
FHLMC and FNMA stock	-	-	1	(5)	1	(5)
Corporate securities	14,965	(216)	39,024	(976)	53,989	(1,192)
Other securities	-	-	1,951	(50)	1,951	(50)
Total	$26,528	$(288)	$62,944	$(1,563)	$89,472	$(1,851)

An analysis of gross unrealized losses of investment securities held to maturity follows:

	Investment Securities Held to Maturity At March 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Residential mortgage-backed securities	$25,277	$(260)	$-	$-	$25,277	$(260)
Obligations of States and political subdivisions	72,936	(1,074)	4,308	(55)	77,244	(1,129)
Residential collateralized mortgage obligations	50,805	(345)	15,591	(1,105)	66,396	(1,450)
Total	$149,018	$(1,679)	$19,899	$(1,160)	$168,917	$(2,839)

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

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2012.

The fair values of the investment securities could decline in the future if the general economy deteriorates, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines.  As a result, other than temporary impairments may occur in the future.

As of March 31, 2012, $910,759 thousand of investment securities were pledged to secure public deposits and short-term funding needs, compared to $903,807 thousand at December 31, 2011.

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale At December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)

Securities of U.S. Government sponsored entities	$35,051	$(53)	$-	$-	$35,051	$(53)
Residential mortgage-backed securities	3,443	(10)	-	-	3,443	(10)
Commercial mortgage-backed securities	-	-	1,347	(3)	1,347	(3)
Obligations of States and political subdivisions	5,803	(61)	15,015	(207)	20,818	(268)
Asset-backed securities	-	-	7,306	(260)	7,306	(260)
FHLMC and FNMA stock	-	-	1	(4)	1	(4)
Corporate securities	32,048	(1,516)	24,226	(774)	56,274	(2,290)
Other securities	-	-	1,953	(48)	1,953	(48)
Total	$76,345	$(1,640)	$49,848	$(1,296)	$126,193	$(2,936)

An analysis of gross unrealized losses of investment securities held to maturity follows:

	Investment Securities Held to Maturity At December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(In thousands)
Residential mortgage-backed securities	$14,032	$(77)	$-	$-	$14,032	$(77)
Obligations of States and political subdivisions	38,026	(334)	6,441	(162)	44,467	(496)
Residential collateralized mortgage obligations	50,355	(373)	15,443	(2,258)	65,798	(2,631)
Total	$102,413	$(784)	$21,884	$(2,420)	$124,297	$(3,204)

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Taxable	$4,690	$3,757
Tax-exempt	7,952	7,374
Total interest income from investment securities	$12,642	$11,131

Note 4: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following table.

			At March 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
			(In thousands)
Originated loans	$380,198	$691,937	$13,541	$261,386	$472,100	$1,819,162
Purchased covered loans:
Impaired	362	10,323	2,434	-	260	13,379
Non impaired	96,411	320,533	12,695	10,378	75,210	515,227
Purchase discount	(14,331)	(19,657)	(1,936)	(522)	(1,057)	(37,503)
Purchased non-covered loans:
Impaired	2,096	17,081	-	-	388	19,565
Non impaired	13,916	57,305	3,816	3,586	23,951	102,574
Purchase discount	(909)	(6,101)	(95)	(474)	(2,381)	(9,960)
Total	$477,743	$1,071,421	$30,455	$274,354	$568,471	$2,422,444

			At December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
			(In thousands)
Originated loans	$398,446	$704,655	$14,580	$271,111	$473,815	$1,862,607
Purchased covered loans:
Impaired	1,296	20,697	2,977	-	262	25,232
Non impaired	117,777	333,428	13,372	13,016	78,735	556,328
Purchase discount	(19,535)	(22,318)	(2,473)	(524)	(1,432)	(46,282)
Purchased non-covered loans:
Impaired	2,262	17,090	-	-	638	19,990
Non impaired	14,129	67,045	6,076	3,598	25,294	116,142
Purchase discount	(1,013)	(6,101)	(95)	(474)	(2,528)	(10,211)
Total	$513,362	$1,114,496	$34,437	$286,727	$574,784	$2,523,806

Changes in the carrying amount of impaired purchased covered loans were as follows:

	For the Three Months Ended March 31, 2012	For the Year Ended December 31, 2011
Impaired purchased covered loans	(In thousands)
Carrying amount at the beginning of the period	$18,591	$33,556
Reductions during the period	(9,084)	(14,965)
Carrying amount at the end of the period	$9,507	$18,591

Changes in the carrying amount of impaired purchased non-covered loans were as follows:

	For the Three Months Ended March 31, 2012	For the Year Ended December 31, 2011
Impaired purchased non-covered loans	(In thousands)
Carrying amount at the beginning of the period	$15,572	$33,725
Reductions during the period	(434)	(18,153)
Carrying amount at the end of the period	$15,138	$15,572

Changes in the accretable yield for purchased loans were as follows:

	For the Three Months Ended March 31, 2012	For the Year Ended December 31, 2011
Accretable yield for purchased loans	(In thousands)
Balance at the beginning of the period	$9,990	$6,089
Reclassification from nonaccretable difference	1,173	16,906
Accretion	(5,036)	(13,005)
Disposals and other	-	-
Balance at the end of the period	$6,127	$9,990

Accretion	$(5,036)	$(13,005)
Reduction in FDIC indemnification asset	4,057	9,315
Increase in interest income	$(979)	$(3,690)

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses For the Three Months Ended March 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Covered Loans	Unallocated	Total
				(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,012	$10,611	$2,342	$781	$3,072	$-	$9,779	$32,597
Additions:
Provision	1,275	1,764	411	734	627	490	(2,501)	2,800
Deductions:
Chargeoffs	(862)	(948)	-	(870)	(1,653)	(365)	-	(4,698)
Recoveries	389	-	2	-	779	14	-	1,184
Net loan and lease losses	(473)	(948)	2	(870)	(874)	(351)	-	(3,514)
Balance at end of period	6,814	11,427	2,755	645	2,825	139	7,278	31,883
Liability for off-balance sheet credit exposure	1,643	-	26	-	189	-	835	2,693
Total allowance for credit losses	$8,457	$11,427	$2,781	$645	$3,014	$139	$8,113	$34,576

	Allowance for Credit Losses For the Three Months Ended March 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Covered Loans	Unallocated	Total
				(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,094	$9,607	$3,260	$617	$6,372	$-	$7,686	$35,636
Additions:
Provision	846	748	475	68	(706)	-	1,369	2,800
Deductions:
Chargeoffs	(1,324)	-	(1,475)	(308)	(2,136)	-	-	(5,243)
Recoveries	200	-	-	-	928	-	-	1,128
Net loan and lease losses	(1,124)	-	(1,475)	(308)	(1,208)	-	-	(4,115)
Balance at end of period	7,816	10,355	2,260	377	4,458	-	9,055	34,321
Liability for off-balance sheet credit exposure	2,031	4	170	-	139	-	349	2,693
Total allowance for credit losses	$9,847	$10,359	$2,430	$377	$4,597	$-	$9,404	$37,014

The recorded investment in loans evaluated for impairment follows:
	Recorded Investment in Loans Evaluated for Impairment At March 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans	Unallocated	Total
				(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$823	$969	$2,153	$-	$-	$-	$139	$-	$4,084
Collectively evaluated for impairment	7,634	10,458	628	645	3,014	-	-	8,113	30,492
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$8,457	$11,427	$2,781	$645	$3,014	$-	$139	$8,113	$34,576
Carrying value of loans:
Individually evaluated for impairment	$4,162	$5,771	$3,097	$621	$-	$4,716	$3,421	$-	$21,788
Collectively evaluated for impairment	376,036	686,166	10,444	260,765	472,100	92,325	478,175	-	2,376,011
Purchased loans with evidence of credit deterioration	-	-	-	-	-	15,138	9,507	-	24,645
Total	$380,198	$691,937	$13,541	$261,386	$472,100	$112,179	$491,103	$-	$2,422,444

	Recorded Investment in Loans Evaluated for Impairment At March 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans	Unallocated	Total
				(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$-	$-	$149	$-	$-	$-	$-	$-	$149
Collectively evaluated for impairment	9,847	10,359	2,281	377	4,597	-	-	9,404	36,865
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$9,847	$10,359	$2,430	$377	$4,597	$-	$-	$9,404	$37,014
Carrying value of loans:
Individually evaluated for impairment	$-	$4,336	$8,085	$-	$-	$3,806	$13,394	$-	$29,621
Collectively evaluated for impairment	450,492	741,883	16,185	299,884	466,111	153,071	614,329	-	2,741,955
Purchased loans with evidence of credit deterioration	-	-	-	-	-	30,326	32,733	-	63,059
Total	$450,492	$746,219	$24,270	$299,884	$466,111	$187,203	$660,456	$-	$2,834,635

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At March 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans (1)	Total
				(In thousands)
Grade:
Pass	$343,733	$632,643	$9,282	$256,336	$470,612	$55,935	$353,166	$2,121,707
Special mention	13,733	31,526	685	2,573	264	13,490	29,890	92,161
Substandard	20,341	27,142	3,574	2,477	895	50,815	143,450	248,694
Doubtful	2,391	626	-	-	14	1,899	1,850	6,780
Loss	-	-	-	-	315	-	250	565
Default risk purchase discount	-	-	-	-	-	(9,960)	(37,503)	(47,463)
Total	$380,198	$691,937	$13,541	$261,386	$472,100	$112,179	$491,103	$2,422,444

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans (1)	Total
				(In thousands)
Grade:
Pass	$360,279	$646,078	$10,413	$264,861	$471,783	$63,955	$372,560	$2,189,929
Special mention	17,247	29,103	341	1,961	600	15,701	32,365	97,318
Substandard	20,695	29,474	3,826	4,289	1,014	52,994	175,410	287,702
Doubtful	225	-	-	-	66	3,444	1,070	4,805
Loss	-	-	-	-	352	38	155	545
Default risk purchase discount	-	-	-	-	-	(10,211)	(46,282)	(56,493)
Total	$398,446	$704,655	$14,580	$271,111	$473,815	$125,921	$535,278	$2,523,806

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At March 31, 2012
	30-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Total Past Due and Accruing	Current and Accruing	Nonaccrual	Total Loans
			(In thousands)
Commercial	$7,615	$-	$7,615	$367,350	$5,233	$380,198
Commercial real estate	11,148	-	11,148	674,034	6,755	691,937
Construction	-	-	-	10,444	3,097	13,541
Residential real estate	3,291	-	3,291	256,830	1,265	261,386
Consumer installment & other	3,462	359	3,821	468,279	-	472,100
Total originated loans	25,516	359	25,875	1,776,937	16,350	1,819,162
Purchased non-covered loans	2,930	-	2,930	88,245	21,004	112,179
Purchased covered loans	17,045	520	17,565	466,863	6,675	491,103
Total	$45,491	$879	$46,370	$2,332,045	$44,029	$2,422,444

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2011
	30-89 Days Past Due and Accruing	Past Due 90 days or More nd Accruing	Total Past Due and Accruing	Current and Accruing	Nonaccrual	Total Loans
			(In thousands)
Commercial	$6,953	$-	$6,953	$388,322	$3,171	$398,446
Commercial real estate	16,967	1,626	18,593	679,633	6,429	704,655
Construction	570	-	570	10,664	3,346	14,580
Residential real estate	5,648	-	5,648	262,917	2,546	271,111
Consumer installment & other	6,324	421	6,745	467,015	55	473,815
Total originated loans	36,462	2,047	38,509	1,808,551	15,547	1,862,607
Purchased non-covered loans	1,095	34	1,129	101,585	23,207	125,921
Purchased covered loans	18,902	241	19,143	501,823	14,312	535,278
Total	$56,459	$2,322	$58,781	$2,411,959	$53,066	$2,523,806

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Three Months Ended
	March 31,
	2012	2011
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$788	$1,684
Less: Interest income recognized on nonaccrual loans	(842)	(791)
Total (addition) reduction of interest income	$(54)	$893

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2012 and December 31, 2011.

The following summarizes impaired loans:

	Impaired Loans At March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
		(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$4,455	$9,100	$-
Commercial real estate	27,748	37,683	-
Construction	2,505	5,416	-
Residential real estate	621	621	-
Consumer installment and other	2,798	3,168	-

Impaired loans with an allowance recorded:
Commercial	3,214	3,714	962
Commercial real estate	1,995	1,995	969
Construction	3,097	3,183	2,153

Total:
Commercial	$7,669	$12,814	$962
Commercial real estate	29,743	39,678	969
Construction	5,602	8,599	2,153
Residential real estate	621	621	-
Consumer installment and other	2,798	3,168	-

	Impaired Loans At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
		(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$5,483	$11,727	$-
Commercial real estate	33,095	43,793	-
Construction	4,194	7,209	-
Consumer installment and other	2,990	3,658	-

Impaired loans with an allowance recorded:
Commercial real estate	1,399	1,399	229
Construction	3,126	3,183	1,794

Total:
Commercial	$5,483	$11,727	$-
Commercial real estate	34,494	45,192	229
Construction	7,320	10,392	1,794
Consumer installment and other	2,990	3,658	-

Impaired loans may include troubled debt restructured loans. Impaired loans at March 31, 2012 and December 31, 2011, included $3,097 thousand and $3,126 thousand of restructured loans, respectively, which were on nonaccrual status.

	Impaired Loans For the Three Months Ended March 31,
	2012		2011
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
		(In thousands)
Commercial	$6,576	$50	$21,900	$330
Commercial real estate	32,119	378	43,411	315
Construction	6,461	100	24,146	84
Residential real estate	311	-	449	-
Consumer installment and other	2,894	18	2,408	4
Total	$48,361	$546	$92,314	$733

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At March 31, 2012
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
		(In thousands)
Commercial	2	$326	$315	$-
Construction	2	3,612	3,526	2,153
Total	4	$3,938	$3,841	$2,153

	Troubled Debt Restructurings At December 31, 2011
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
		(In thousands)
Commercial	2	$326	$321	$-
Construction	1	3,183	3,126	1,794
Total	3	$3,509	$3,447	$1,794

During the three months ended March 31, 2012, the Company modified a loan totaling $429 thousand that was considered a troubled debt restructuring. The concession granted in the restructuring completed in the first quarter 2012 consisted of modification of payment terms extending the maturity date to allow for deferred principal repayment. All loans were performing in accordance with their restructured terms at March 31, 2012 and December 31, 2011. There were no troubled debt restructurings during the three months ended March 31, 2011.

The Company pledges loans to secure borrowings from the Federal Home Loan Bank (FHLB). At March 31, 2012, loans pledged to secure borrowing totaled $60,481 thousand compared with $69,145 thousand at December 31, 2011. The FHLB does not have the right to sell or repledge such loans.

There were no loans held for sale at March 31, 2012 and December 31, 2011.

Note 5: Concentration of Credit Risk

The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments and standby letters of credit related to real estate loans of $2,386 thousand and $2,935 thousand at March 31, 2012 and December 31, 2011, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans at origination.

Note 6: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the quarter ended March 31, 2012 and 2011.

The carrying values of goodwill were (in thousands):

March 31, 2012	$121,673
December 31, 2011	$121,673

Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the quarter ended March 31, 2012 and 2011, no such adjustments were recorded.

The gross carrying amount of identifiable intangible assets and accumulated amortization was:
	At March 31,		At December 31,
	2012		2011
		(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core Deposit Intangibles	$56,808	$(31,332)	$56,808	$(30,070)
Merchant Draft Processing Intangible	10,300	(8,549)	10,300	(8,409)
Total Identifiable Intangible Assets	$67,108	$(39,881)	$67,108	$(38,479)

As of March 31, 2012, the current year and estimated future amortization expense for identifiable intangible assets was:

	At March 31, 2012
	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
		(In thousands)
Three months ended March 31, 2012 (actual)	$1,262	$140	$1,402
Estimate for year ended December 31, 2012	4,868	500	5,368
2013	4,304	400	4,704
2014	3,946	324	4,270
2015	3,594	262	3,856
2016	3,292	212	3,504
2017	2,853	164	3,017

Note 7: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $348,020 thousand and $348,621 thousand at March 31, 2012 and December 31, 2011, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $26,604 thousand and $27,221 thousand at March 31, 2012 and December 31, 2011, respectively. The Company also had commitments for commercial and similar letters of credit of $454 thousand and $454 thousand at March 31, 2012 and December 31, 2011, respectively.

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

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active exchange markets, such as the New York Stock Exchange.  Level 1 includes U.S. Treasury, equity securities and federal agency securities, which are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 includes mortgage-backed securities, corporate securities, asset-backed securities, municipal bonds and residential collateralized mortgage obligations as well as other real estate owned and impaired loans collateralized by real property where the fair value is generally based upon independent market prices or appraised values of the collateral.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	At March 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
		(In thousands)
U.S. Treasury securities	$3,580	$3,580	$-	$-
Securities of U.S. Government sponsored entities	117,856	117,856	-	-
Municipal bonds:
Federally Tax-exempt - California	79,844	-	79,844	-
Federally Tax-exempt - 27 other states	152,996	-	152,996	-
Taxable - California	1,313	-	1,313	-
Taxable - 1 other state	5,422	-	5,422	-
Residential mortgage-backed securities ("MBS"):
Guaranteed by GNMA	35,217	-	35,217	-
Issued by FNMA and FHLMC	48,737	-	48,737	-
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	43,907	-	43,907	-
All other	4,427	-	4,427	-
Commercial mortgage-backed securities	4,448	-	4,448	-
Asset-backed securities - government guaranteed student loans	17,090	-	17,090	-
FHLMC and FNMA stock	1,938	1,938	-	-
Corporate securities	118,499	-	118,499	-
Other securities	4,464	2,513	1,951	-
Total investment securities available for sale	$639,738	$125,887	$513,851	$-

There were no transfers in or out of Levels 1 and 2 for the three months ended March 31, 2012.

	At December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
		(In thousands)
U.S. Treasury securities	$3,596	$3,596	$-	$-
Securities of U.S. Government sponsored entities	117,472	117,472	-	-
Municipal bonds:
Federally Tax-exempt - California	80,307	-	80,307	-
Federally Tax-exempt - 27 other states	159,031	-	159,031	-
Taxable - California	1,345	-	1,345	-
Taxable - 1 other state	5,410	-	5,410	-
Residential mortgage-backed securities ("MBS"):
Guaranteed by GNMA	37,112	-	37,112	-
Issued by FNMA and FHLMC	53,296	-	53,296	-
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	46,130	-	46,130	-
All other	5,034	-	5,034	-
Commercial mortgage-backed securities	4,530	-	4,530	-
Asset-backed securities - government guaranteed student loans	7,306	-	7,306	-
FHLMC and FNMA stock	1,847	1,847	-	-
Corporate securities	112,199	-	112,199	-
Other securities	4,138	2,186	1,952	-
Total investment securities available for sale	$638,753	$125,101	$513,652	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at March 31, 2012 and December 31, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

			At March 31, 2012
	Fair Value	Level 1	Level 2	Level 3	Total Losses
			(In thousands)
Non-covered other real estate owned (1)	$8,797	$-	$8,797	$-	$(1,454)
Covered other real estate owned (2)	10,587	-	10,587	-	(253)
Originated impaired loans (3)	5,030	-	5,030	-	(299)
Purchased covered impaired loans (4)	347	-	347	-	-
Total assets measured at fair value on a nonrecurring basis	$24,761	$-	$24,761	$-	$(2,006)

			At December 31, 2011
	Fair Value	Level 1	Level 2	Level 3	Total Losses
			(In thousands)
Non-covered other real estate owned (1)	$6,350	$-	$6,350	$-	$(1,000)
Covered other real estate owned (2)	10,695	-	10,695	-	(578)
Originated impaired loans (3)	2,502	-	2,502	-	-
Total assets measured at fair value on a nonrecurring basis	$19,547	$-	$19,547	$-	$(1,578)

(1) Represents the fair value of foreclosed real estate owned that was measured at fair value subsequent to its initial classification as foreclosed assets.

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

(4) Represents the carrying value of loans covered by the Indemnification Agreement with the FDIC for which adjustments are predominantly based on the appraised value of the collateral and loans considered impaired under FASB ASC 310-10-35, Subsequent Measurement of Receivables, where a specific reserve has been established or a chargeoff has been recorded. Total losses are reduced by the 80% indemnified loss percentage.

Disclosures about Fair Value of Financial Instruments

The following section describes the valuation methodologies used by the Company for estimating fair value of financial instruments not recorded at fair value in the balance sheet.

Cash and Due from Banks  The carrying amount of cash and amounts due from banks approximate fair value due to the relatively short period of time between their origination and their expected realization.

Investment Securities Held to Maturity  The fair values of investment securities were estimated using quoted prices as described above for Level 1 and Level 2 valuation.

Loans  Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $31,883 thousand at March 31, 2012 and $32,597 thousand at December 31, 2011 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $37,503 thousand and $9,960 thousand, respectively at March 31, 2012 and purchased covered and purchased non-covered loans of $46,282 thousand and $10,211 thousand, respectively at December 31, 2011 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

Debt Financing  The fair value of debt financing was estimated by using interpolated yields for financial instruments with similar characteristics.

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized, excluding financial instruments recorded at fair value on a recurring basis. The values assigned do not necessarily represent amounts which ultimately may be realized. In addition, these values do not give effect to discounts to fair value which may occur when financial instruments are sold in larger quantities.  The carrying amounts in the following table are recorded in the balance sheet under the indicated captions.

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

			At March 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets			(In thousands)
Cash and due from banks	$541,102	$541,102	$541,102	$-	$-
Investment securities held to maturity:
Securities of U.S. Government sponsored entities	4,796	4,802	4,802	-	-
Municipal bonds:
Federally Tax-exempt - California	96,723	100,351	-	100,351	-
Federally Tax-exempt - 41 other states	536,403	552,504	-	552,504	-
Taxable - California	7,655	7,693	-	7,693	-
Taxable - 3 other states	9,917	9,993	-	9,993	-
Residential mortgage-backed securities ("MBS"):
Guaranteed by GNMA	15,720	15,742	-	15,742	-
Issued by FNMA and FHLMC	71,413	72,791	-	72,791	-
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	224,984	227,109	-	227,109	-
All other	70,882	70,454	-	70,454	-
Total investment securities held to maturity	1,038,493	1,061,439	545,904	1,056,637	-
Loans	2,390,561	2,413,488	-	-	2,413,488
Other assets - FDIC receivable	38,516	38,463	-	-	38,463

Financial Liabilities
Deposits:
Noninterest bearing	$1,575,687	$1,575,687	$1,575,687	$-	$-
Transaction	748,149	748,149	748,149	-	-
Savings	1,143,027	1,143,027	1,143,027	-	-
Time	782,141	782,378	-	-	782,378
Total Deposits	4,249,004	4,249,241	3,466,863	-	782,378
Short-term borrowed funds	106,683	106,683	106,683	-	-
Term repurchase agreement	10,000	10,198	-	10,198	-
Federal Home Loan Bank advances	25,967	26,451	26,451	-	-
Debt financing	15,000	15,447	-	15,447	-

	At December 31, 2011
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$530,045	$530,045
Investment securities held to maturity	922,803	947,493
Loans	2,491,209	2,515,095
Other assets - FDIC receivable	40,113	40,046

Financial Liabilities
Deposits	$4,249,921	$4,250,164
Short-term borrowed funds	115,689	115,689
Term repurchase agreement	10,000	10,242
Federal Home Loan Bank advances	26,023	26,532
Debt financing	15,000	15,222

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 9: Debt Financing

Unsecured debt financing was as follows:

	At March 31, 2012	At December 31, 2011
	(In thousands)
Senior fixed-rate note	$15,000	$15,000
Total debt financing	$15,000	$15,000

The Senior note was issued by Westamerica Bancorporation on October 31, 2003 and matures October 31, 2013. Interest of 5.31% per annum is payable semiannually on April 30 and October 31, with original principal payment due at maturity.

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

	For the Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$21,005	$22,382
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	28,051	29,021
Basic earnings per common share	$0.75	$0.77
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	28,051	29,021
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	60	204
Weighted average number of common shares outstanding - diluted (denominator)	28,111	29,225
Diluted earnings per common share	$0.75	$0.77

For the three months ended March 31, 2012 and 2011, options to purchase 1,998 thousand and 1,021 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three months ended
March 31,		March 31,	December 31,
2012		2011	2011
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)*	$51,699	$54,993	$53,362
Provision for Loan Losses	2,800	2,800	2,800
Noninterest Income	14,669	14,743	14,857
Noninterest Expense	30,034	31,323	30,663
Income Before Income Taxes (FTE)*	33,534	35,613	34,756
Income Tax Provision (FTE)*	12,529	13,231	12,951
Net Income	$21,005	$22,382	$21,805

Average Common Shares Outstanding	28,051	29,021	28,296
Diluted Average Common Shares Outstanding	28,111	29,225	28,334
Common Shares Outstanding at Period End	27,917	28,920	28,150

Per Common Share:
Basic Earnings	$0.75	$0.77	$0.77
Diluted Earnings	0.75	0.77	0.77
Book Value Per Common Share	$20.04	$19.05	$19.85

Financial Ratios:
Return On Assets	1.68%	1.84%	1.73%
Return On Common Equity	15.45%	16.65%	15.85%
Net Interest Margin (FTE)*	5.12%	5.35%	5.24%
Net Loan Losses to Average Gross Originated Loans	0.69%	0.83%	0.53%
Efficiency Ratio**	45.3%	44.9%	44.9%

Average Balances:
Assets	$5,030,935	$4,940,998	$5,013,227
Earning Assets	4,060,271	4,153,110	4,052,476
Originated Loans	1,835,370	2,002,061	1,895,276
Purchased Covered Loans	512,966	674,806	559,451
Purchased Non-covered Loans	119,503	193,440	132,576
Deposits	4,253,764	4,138,799	4,248,191
Shareholders' Equity	546,676	545,203	545,654

Period End Balances:
Assets	$5,060,257	$4,937,429	$5,042,161
Earning Assets	4,100,675	4,168,503	4,085,362
Originated Loans	1,819,162	1,986,976	1,862,607
Purchased Covered Loans	491,103	660,456	535,278
Purchased Non-covered Loans	112,179	187,203	125,921
Deposits	4,249,004	4,140,373	4,249,921
Shareholders' Equity	559,528	550,915	558,641

Capital Ratios at Period End:
Total Risk Based Capital	16.09%	15.80%	15.83%
Tangible Equity to Tangible Assets	8.36%	8.28%	8.35%

Dividends Paid Per Common Share	$0.37	$0.36	$0.37
Common Dividend Payout Ratio	49%	47%	48%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the “Company”) reported first quarter 2012 net income of $21.0 million or $0.75 diluted earnings per common share. These results compare to net income applicable to common equity of $22.4 million or $0.77 diluted earnings per common share and $21.8 million or $0.77 diluted earnings per common share, respectively, for the first and fourth quarters of 2011. First quarter 2011 results include expenses related to the integration of the former Sonoma Valley Bank (“Sonoma”) of $393 thousand after tax, equivalent to $0.01 diluted earnings per share.

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three months ended
	March 31,		December 31,
	2012	2011	2011
	(In thousands, except per share data)
Net interest income (FTE)	$51,699	$54,993	$53,362
Provision for loan losses	(2,800)	(2,800)	(2,800)
Noninterest income	14,669	14,743	14,857
Noninterest expense	(30,034)	(31,323)	(30,663)
Income before taxes (FTE)	33,534	35,613	34,756
Income tax provision (FTE)	(12,529)	(13,231)	(12,951)
Net income	$21,005	$22,382	$21,805

Average diluted common shares	28,111	29,225	28,334
Diluted earnings per common share	$0.75	$0.77	$0.77

Average total assets	$5,030,935	$4,940,998	$5,013,227
Net income to average total assets (annualized)	1.68%	1.84%	1.73%
Net income to average common stockholders' equity (annualized)	15.45%	16.65%	15.85%

Net income for the first quarter of 2012 was $1.4 million or 6.2% less than the same quarter of 2011, the net result of declines in net interest income (fully taxable equivalent or “FTE”), partially offset by decreases in noninterest expense and income tax provision (FTE). A $3.3 million or 6.0% decrease in net interest income (FTE) was mostly attributed to lower average balances of loans and lower yields on investments, partially offset by higher average balances of investments, lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits. The provision for loan losses remained the same, reflecting Management's evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) and purchased loan credit-default discounts. Noninterest expense decreased $1.3 million.

Comparing the first quarter of 2012 to the fourth quarter of 2011, net income decreased $800 thousand, primarily due to lower net interest income (FTE), partially offset by decreases in noninterest expense and income tax provision (FTE). The lower net interest income (FTE) was primarily caused by a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments and lower rates paid on interest-bearing deposits. The provision for loan losses remained the same, reflecting Management's evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC and purchased loan credit-default discounts. Noninterest expense declined $629 thousand.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2012	2011	2011
		(In thousands)
Interest and fee income	$48,298	$52,494	$50,421
Interest expense	(1,559)	(2,303)	(1,855)
FTE adjustment	4,960	4,802	4,796
Net interest income (FTE)	$51,699	$54,993	$53,362

Average earning assets	$4,060,271	$4,153,110	$4,052,476
Net interest margin (FTE) (annualized)	5.12%	5.35%	5.24%

Net interest income (FTE) decreased during the first quarter of 2012 by $3.3 million or 6.0% from the same period in 2011 to $51.7 million, mainly due to lower average balances of loans (down $402 million) and lower yields on investments (down 0.46%), partially offset by higher average balances of investments (up $310 million), lower average balances of interest-bearing liabilities (down $27 million) and lower rates paid on interest-bearing deposits (down 0.11%).

Comparing the first quarter of 2012 with the fourth quarter of 2011, net interest income (FTE) decreased $1.7 million or 3.1%, primarily due to a lower average volume of loans (down $119 million) and lower yields on interest earning assets (down 0.15%), partially offset by higher average balances of investments (up $127 million) and lower rates paid on interest-bearing deposits (down 0.04%).

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

At March 31, 2012, purchased FDIC covered loans represented 20 percent of the Company’s loan portfolio. Under the terms of the FDIC loss-sharing agreements, the FDIC is obligated to reimburse the Bank 80 percent of loan interest income foregone on covered loans. Such reimbursements are limited to the lesser of 90 days contractual interest or actual unpaid contractual interest at the time a principal loss is recognized in respect to the underlying loan.

Interest and Fee Income

Interest and fee income (FTE) for the first quarter of 2012 decreased $4.0 million or 7.0% from the same period in 2011. The decrease was caused by lower average balances of loans and lower yields on investments, partially offset by higher average balances of investments.

The total average balances of loans declined due to decreases in the average balances of commercial real estate loans (down $161 million), taxable commercial loans (down $133 million), construction loans (down $42 million), real estate residential loans (down $44 million) and tax-exempt commercial loans (down $16 million). The average investment portfolio increased largely due to higher average balances of municipal securities (up $127 million), collateralized mortgage obligations (up $194 million) and corporate securities (up $37 million), partially offset by a $61 million decrease in average balances of securities of U.S. government sponsored entities. The average yield on the Company's earning assets decreased from 5.57% in the first quarter of 2011 to 5.27% in the corresponding period of 2012. The composite yield on loans declined 0.04% to 5.93%. Lower yields on consumer loans (down 0.62%), real estate residential loans (down 0.42%) and tax-exempt commercial loans (down 0.59%) were offset by higher yields on commercial real estate loans (up 0.27%), taxable commercial loans (up 0.37%) and construction loans (up 1.55%). The increased yields on commercial real estate loans, taxable commercial loans, and construction loans are due to purchased loan discount accretion. Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The investment yields in general declined due to market rates. The investment portfolio yield decreased 0.46% to 4.24% primarily due to lower yields on municipal securities (down 0.50%), collateralized mortgage obligations (down 1.77%) and residential mortgage backed securities (down 0.29%). Offsetting the decrease was a 0.28% increase in yields on corporate securities which contain floating interest rate structures.

Comparing the first quarter of 2012 with the fourth quarter of 2011, interest and fee income (FTE) was down $2.0 million or 3.5%. The decrease resulted from a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments. Average interest earning assets increased $8 million or 0.2% in the first quarter of 2012 compared with the fourth quarter of 2011 due to a $127 million increase in average investments and a $119 million decrease in average loans. The decrease in the average balance of the loan portfolio was attributable to decreases in average balances of commercial real estate loans (down $48 million), taxable commercial loans (down $42 million), construction loans (down $5 million), residential real estate loans (down $12 million) and tax-exempt commercial loans (down $6 million). The average investment portfolio increased mostly due to higher average balances of municipal securities (up $80 million), collateralized mortgage obligations (up $33 million) and residential mortgage backed securities (up $14 million).

The average yield on earning assets for the first quarter of 2012 was 5.27% compared with 5.42% in the fourth quarter of 2011. The loan portfolio yield for the first quarter of 2012 compared with the fourth quarter of 2011 was lower by 0.04% mostly due to lower yields on construction loans (down 9.35%), consumer loans (down 0.14%), tax-exempt commercial loans (down 0.32%) and residential real estate loans (down 0.12%), partially offset by higher yields on taxable commercial loans (up 0.46%) and commercial real estate loans (up 0.23%). The yield on construction loans in the fourth quarter 2011 was elevated due to interest received on nonaccrual loans. The investment portfolio yield decreased 0.20% to 4.24% primarily due to lower yields on municipal securities (down 0.26%), collateralized mortgage obligations (down 0.30%), residential mortgage backed securities (down 0.15%) and securities of U.S. government sponsored entities (down 0.37%).

Interest Expense

Interest expense in the first quarter of 2012 decreased $744 thousand or 32.3% compared with the same period in 2011 due to lower rates paid on interest-bearing deposits and a shift of higher costing deposits and financing to lower cost checking and savings accounts. Such deposits accounted for 81.4% of total deposits in the first quarter 2012 compared with 78.7% in the same quarter of 2011. Interest-bearing liabilities declined due to lower average balances of FHLB advances (down $32 million), long-term debt (down $11 million), time deposits (down $89 million) and preferred money market savings (down $7 million), partially offset by higher average balances of money market savings (up $34 million), regular savings (up $29 million) and term repurchase agreement (up $10 million). Lower average balances of long-term debt were attributable to the redemption of $10 million of subordinated debt in August 2011. The average rate paid on interest-bearing liabilities decreased from 0.34% in the first quarter of 2011 to 0.22% in the same quarter of 2012. Rates on interest-bearing deposits decreased 0.11% to 0.18% primarily due to decreases in rates paid on time deposits $100 thousand or more (down 0.27%), preferred money market savings (down 0.14%), money market checking (down 0.06%) and money market savings (down 0.10%).

Comparing the first quarter of 2012 with the fourth quarter of 2011, interest expense declined $296 thousand or 16.0%, due to lower average balances of interest-bearing deposits and lower rates paid on interest-bearing deposits. Average interest-bearing deposits during the first quarter of 2012 fell $11 million compared with the same quarter in 2011 primarily due to declines in the average balances of time deposits (down $23 million) and preferred money market savings (down $22 million), partially offset by a $24 million increase in the average balance of money market checking accounts. Rates paid on interest-bearing deposits averaged 0.18% during the first quarter of 2012 compared with 0.22% for the fourth quarter of 2011 mainly due to lower rates on money market savings (down 0.03%), preferred money market savings (down 0.06%) and regular savings (down 0.04%), time deposits less than $100 thousand (down 0.04%) and time deposits $100 thousand and more (down 0.02%).

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2012	2011	2011
Yield on earning assets (FTE)	5.27%	5.57%	5.42%
Rate paid on interest-bearing liabilities	0.22%	0.34%	0.26%
Net interest spread (FTE)	5.05%	5.23%	5.16%
Impact of noninterest-bearing funds	0.07%	0.12%	0.08%
Net interest margin (FTE)	5.12%	5.35%	5.24%

During the first quarter of 2012, the net interest margin (FTE) decreased 0.23% compared with the same period in 2011. Lower yields on earning assets were partially offset by lower rates paid on interest-bearing liabilities and resulted in a 0.18% decrease in net interest spread (FTE). The 0.07% net interest margin contribution of noninterest-bearing demand deposits resulted in the net interest margin (FTE) of 5.12%. During the first quarter of 2012, the net interest margin (FTE) decreased 0.12% compared with the fourth quarter of 2011. The net interest spread (FTE) in the first quarter of 2012 was 5.05% compared with 5.16% in the fourth quarter of 2011, the net result of a 0.15% decrease in earning asset yields, partially offset by lower cost of interest-bearing liabilities (down 0.04%).

[The remainder of this page intentionally left blank]

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

	For the Three Months Ended March 31, 2012
	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid
		(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$412,353	$2,564	2.49%
Tax-exempt (1)	224,879	3,359	5.97%
Held to maturity
Taxable	341,107	2,126	2.49%
Tax-exempt (1)	614,093	8,837	5.76%
Loans:
Commercial:
Taxable	352,075	5,783	6.61%
Tax-exempt (1)	137,747	2,055	6.00%
Commercial real estate	1,091,025	18,249	6.73%
Real estate construction	33,267	551	6.66%
Real estate residential	283,137	2,603	3.68%
Consumer	570,588	7,131	5.03%
Total loans (1)	2,467,839	36,372	5.93%
Total Interest earning assets (1)	4,060,271	$53,258	5.27%
Other assets	970,664
Total assets	$5,030,935

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,576,058	$-	-%
Savings and interest-bearing transaction	1,884,544	326	0.07%
Time less than $100,000	280,735	438	0.63%
Time $100,000 or more	512,427	423	0.33%
Total interest-bearing deposits	2,677,706	1,187	0.18%
Short-term borrowed funds	114,906	27	0.10%
Term repurchase agreement	10,000	25	0.97%
Federal Home Loan Bank advances	26,000	120	1.85%
Debt financing	15,000	200	5.35%
Total interest-bearing liabilities	2,843,612	$1,559	0.22%
Other liabilities	64,589
Shareholders' equity	546,676
Total liabilities and shareholders' equity	$5,030,935
Net interest spread (1) (2)			5.05%
Net interest income and interest margin (1) (3)		$51,699	5.12%

(1) Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2) Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.
(3) Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the Three Months Ended March 31, 2011
	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid
		(In thousands)
Assets:
Money market assets and funds sold	$677	$-	-%
Investment securities:
Available for sale
Taxable	436,494	2,466	2.26%
Tax-exempt (1)	269,076	4,213	6.26%
Held to maturity
Taxable	122,672	1,291	4.21%
Tax-exempt (1)	453,884	7,093	6.25%
Loans:
Commercial:
Taxable	485,005	7,465	6.24%
Tax-exempt (1)	153,862	2,500	6.59%
Commercial real estate	1,251,610	19,929	6.46%
Real estate construction	75,114	946	5.11%
Real estate residential	327,313	3,355	4.10%
Consumer	577,403	8,038	5.65%
Total loans (1)	2,870,307	42,233	5.97%
Total Interest earning assets (1)	4,153,110	$57,296	5.57%
Other assets	787,888
Total assets	$4,940,998

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,463,075	$-	-%
Savings and interest-bearing transaction	1,793,314	671	0.15%
Time less than $100,000	334,172	413	0.50%
Time $100,000 or more	548,238	806	0.60%
Total interest-bearing deposits	2,675,724	1,890	0.29%
Short-term borrowed funds	110,848	62	0.22%
Federal Home Loan Bank advances	57,771	151	1.05%
Debt financing	26,318	200	3.05%
Total interest-bearing liabilities	2,870,661	$2,303	0.34%
Other liabilities	62,059
Shareholders' equity	545,203
Total liabilities and shareholders' equity	$4,940,998
Net interest spread (1) (2)			5.23%
Net interest income and interest margin (1) (3)		$54,993	5.35%

(1) Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2) Net interest spread represents the average yield earned on earning assets minus the average rate paid on interest-bearing liabilities.
(3) Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the Three Months Ended December 31, 2011
	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid
		(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$424,998	$2,798	2.63%
Tax-exempt (1)	242,516	3,645	6.01%
Held to maturity
Taxable	281,685	2,003	2.84%
Tax-exempt (1)	515,974	7,835	6.07%
Loans:
Commercial:
Taxable	393,690	6,102	6.15%
Tax-exempt (1)	143,721	2,289	6.32%
Commercial real estate	1,139,249	18,676	6.50%
Real estate construction	38,196	1,541	16.01%
Real estate residential	295,015	2,800	3.80%
Consumer	577,432	7,528	5.17%
Total loans (1)	2,587,303	38,936	5.97%
Total earning assets (1)	4,052,476	$55,217	5.42%
Other assets	960,751
Total assets	$5,013,227

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,559,801	$-	-%
Savings and interest-bearing transaction	1,872,727	500	0.11%
Time less than $100,000	293,921	496	0.67%
Time $100,000 or more	521,742	465	0.35%
Total interest-bearing deposits	2,688,390	1,461	0.22%
Short-term borrowed funds	106,973	46	0.17%
Term repurchase agreement	10,000	25	0.97%
Federal Home Loan Bank advances	26,054	122	1.87%
Debt financing	15,000	201	5.35%
Total interest-bearing liabilities	2,846,417	$1,855	0.26%
Other liabilities	61,355
Shareholders' equity	545,654
Total liabilities and shareholders' equity	$5,013,227
Net interest spread (1) (2)			5.16%
Net interest income and interest margin (1) (3)		$53,362	5.24%

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

	For the Three Months Ended March 31, 2012 Compared with For the Three months ended March 31, 2011
	Volume	Rate	Total
		(In thousands)
Interest and fee income:
Investment securities:
Available for sale
Taxable	$(123)	$221	$98
Tax-exempt (1)	(658)	(196)	(854)
Held to maturity
Taxable	1,532	(697)	835
Tax-exempt (1)	2,349	(605)	1,744
Loans:
Commercial:
Taxable	(2,097)	415	(1,682)
Tax-exempt (1)	(228)	(217)	(445)
Commercial real estate	(2,482)	802	(1,680)
Real estate construction	(627)	232	(395)
Real estate residential	(412)	(340)	(752)
Consumer	(17)	(890)	(907)
Total loans (1)	(5,863)	2	(5,861)
Total decrease in interest and fee income (1)	(2,763)	(1,275)	(4,038)

Interest expense:
Deposits:
Savings and interest-bearing transaction	36	(381)	(345)
Time less than $100,000	(69)	94	25
Time $100,000 or more	(45)	(338)	(383)
Total interest-bearing deposits	(78)	(625)	(703)
Short-term borrowed funds	2	(37)	(35)
Term repurchase agreement	25	-	25
Federal Home Loan Bank advances	(110)	79	(31)
Debt financing	(108)	108	-
Total decrease in interest expense	(269)	(475)	(744)
Decrease in Net Interest Income (1)	$(2,494)	$(800)	$(3,294)

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

	For the Three Months Ended March 31, 2012 Compared with For the Three Months Ended December 31, 2011
	Volume	Rate	Total
		(In thousands)
Interest and fee income:
Investment securities:
Available for sale
Taxable	$(65)	$(169)	$(234)
Tax-exempt (1)	(261)	(25)	(286)
Held to maturity
Taxable	398	(275)	123
Tax-exempt (1)	1,442	(440)	1,002
Loans:
Commercial:
Taxable	(617)	298	(319)
Tax-exempt (1)	(71)	(163)	(234)
Commercial real estate	(640)	213	(427)
Real estate construction	(170)	(820)	(990)
Real estate residential	(99)	(98)	(197)
Consumer	(15)	(382)	(397)
Total loans (1)	(1,612)	(952)	(2,564)
Total decrease in interest and fee income (1)	(98)	(1,861)	(1,959)

Interest expense:
Deposits:
Savings and interest-bearing transaction	7	(181)	(174)
Time less than $100,000	(17)	(41)	(58)
Time $100,000 or more	(4)	(38)	(42)
Total interest-bearing deposits	(14)	(260)	(274)
Short-term borrowed funds	3	(22)	(19)
Federal Home Loan Bank advances	1	(3)	(2)
Debt financing	2	(3)	(1)
Total decrease in interest expense	(8)	(288)	(296)
Decrease in Net Interest Income (1)	$(90)	$(1,573)	$(1,663)

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for loan losses reflects Management's assessment of credit risk in the loan portfolio during each of the periods presented.

The Company’s total provision for loan losses was $2.8 million for each of the first quarter of 2012, the first quarter of 2011, and the fourth quarter of 2011; of these amounts, $490 thousand, $-0- and $559 thousand, respectively, was related to purchased loans. The Company recorded purchased County Bank (“County”) and Sonoma loans at estimated fair value upon the acquisition dates, February 6, 2009 and August 20, 2010, respectively. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. The purchased County loans are “covered” by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. In Management’s judgment, the overall borrower and economic conditions for purchased loans have been relatively stable subsequent to the acquisition dates. However, no assurance can be given future provisions for loan losses related to purchased loans will not be necessary.

For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2012	2011	2011
		(In thousands)

Service charges on deposit accounts	$7,095	$7,521	$6,994
Merchant processing services	2,393	2,171	2,515
Debit card fees	1,163	1,201	1,204
ATM fees processing Fees	933	935	904
Other service fees	696	691	673
Trust fees	489	493	480
Check sale income	211	220	204
Safe deposit rental	197	169	170
Financial services commissions	171	29	165
Other noninterest income	1,321	1,313	1,548
Total	$14,669	$14,743	$14,857

Noninterest income for the first quarter of 2012 declined by $74 thousand from the same period in 2011. Service charges on deposits decreased $426 thousand or 5.7% due to declines in fees charged on overdrawn and insufficient funds accounts (down $663 thousand), partially offset by higher deficit fees charged on analyzed accounts (up $162 thousand). Merchant processing services income increased $222 thousand or 10.2% primarily due to increased transactions.

In the first quarter of 2012, noninterest income decreased $188 thousand or 1.3% compared with the fourth quarter of 2011. Merchant processing services income declined $122 thousand or 4.9% mainly because the fourth quarter 2011 income was high due to seasonally higher transaction volumes. Service charges on deposits increased $101 thousand or 1.4% due to higher deficit fees charged on analyzed accounts (up $202 thousand) and higher fees on charged on checking accounts (up $96 thousand), partially offset by declines in fees charged on overdrawn and insufficient funds accounts (down $245 thousand).

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2012	2011	2011
		(In thousands)

Salaries and related benefits	$15,046	$15,075	$14,113
Occupancy	3,934	4,025	4,124
Outsourced data processing services	2,083	2,456	2,101
Equipment	851	933	922
Amortization of identifiable intangibles	1,402	1,548	1,470
Deposit insurance assessments	750	1,220	740
Courier service	785	843	806
Professional fees	767	850	1,314
Postage	372	368	383
Loan expense	627	394	589
Telephone	376	435	420
Stationery and supplies	243	323	340
Operational losses	173	248	236
Advertising/public relations	151	171	216
Other real estate owned	230	145	623
Other noninterest expense	2,244	2,289	2,266
Total	$30,034	$31,323	$30,663

Noninterest expense decreased $1.3 million or 4.1% in the first quarter 2012 compared with the same period in 2011 primarily due to lower deposit insurance assessments and because the first quarter 2011 included $679 thousand related to pre-integration costs for the acquired Sonoma, primarily outsourced data processing and personnel costs. Sonoma operations were fully integrated in February 2011. Deposit insurance assessments decreased $470 thousand mainly due to application of new assessment rules effective April 1, 2011. Outsourced data processing services expense decreased $373 thousand mostly due to merger deconversion costs for Sonoma operations. Amortization of identifiable intangibles decreased $146 thousand as assets are amortized on a declining balance method. Loan expense increased $233 thousand due to higher fees waived on charged off loans and higher appraisal fees.

In the first quarter of 2012, noninterest expense decreased $629 thousand or 2.1% compared with the fourth quarter of 2011 due to lower costs related to managing nonperforming assets and lower occupancy costs offset in part by higher payroll taxes and other employee benefits. Professional fees declined $547 thousand due to lower legal fees. Other real estate owned expense decreased $393 thousand. Salaries and related benefits increased $933 thousand primarily due to higher payroll taxes and other employee benefits.

Provision for Income Tax

During the first quarter of 2012, the Company recorded income tax expense (FTE) of $12.5 million, compared with $13.2 million and $13.0 million for the first and fourth quarters of 2011, respectively. The current quarter provision represents an effective tax rate (FTE) of 37.4%, compared with 37.2% and 37.3% for the first and fourth quarters of 2011, respectively.

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

The Bank’s commercial loan customers are primarily small businesses and professionals. As a result, average loan balances are relatively small, providing risk diversification within the overall loan portfolio. At March 31, 2012, the Bank’s nonaccrual loans reflected this diversification: nonaccrual originated loans with a carrying value totaling $16 million comprised of twenty-six borrowers, nonaccrual purchased non-covered loans with a carrying value totaling $21 million comprised of twenty-four borrowers, nonaccrual purchased covered loans with a carrying value totaling $7 million comprised of twenty-four borrowers.

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

On February 6, 2009, the Bank purchased loans and repossessed loan collateral of the former County Bank from the FDIC. This purchase transaction included loss-sharing agreements with the FDIC wherein the FDIC and the Bank share losses on the purchased assets. The loss-sharing agreements significantly reduce the credit risk of these purchased assets. In evaluating credit risk, Management separates the Bank’s total loan portfolio between those loans qualifying under the FDIC loss-sharing agreements (referred to as “purchased covered loans”) and loans not qualifying under the FDIC loss-sharing agreements (referred to as “purchased non-covered loans” and “originated loans”). At March 31, 2012, purchased covered loans totaled $491 million, or 20 percent of total loans, originated loans totaled $1.8 billion, or 75 percent and purchased non-covered loans totaled $112 million, or 5 percent of total loans.

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

Management has judged the likelihood of experiencing losses of a magnitude to trigger Second Tier FDIC reimbursement as remote. The Bank’s maximum after-tax exposure to Second Tier losses is $12 million as of March 31, 2012, which would be realized only if all purchased covered assets at March 31, 2012 generated no future cash flows.

Purchased covered assets have declined since the acquisition date, and losses have been offset against the estimated credit risk discount. Purchased covered assets totaled $507 million at March 31, 2012, net of a credit risk discount of $38 million, compared to $554 million at December 31, 2011, net of a credit risk discount of $46 million. Purchased covered assets are evaluated for risk classification without regard to FDIC indemnification such that Management can identify purchased covered assets with potential payment problems and devote appropriate credit administration practices to maximize collections. Classified purchased covered assets without regard to FDIC indemnification totaled $139 million and $168 million at March 31, 2012 and December 31, 2011, respectively. FDIC indemnification limits the Company’s loss exposure to covered classified assets.

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

	For the Three Months Ended
	March 31,		December 31,
	2012	2011	2011
		(In thousands)
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$35,290	$38,329	$35,586
Provision for loan losses	2,800	2,800	2,800
Provision for unfunded commitments	-	-	-
Loans charged off
Commercial	(862)	(1,324)	(2,494)
Commercial real estate	(948)	-	(933)
Real estate construction	-	(1,475)	(241)
Real estate residential	(870)	(308)	(212)
Consumer	(1,653)	(2,136)	(1,704)
Purchased covered loans	(365)	-	(559)
Total chargeoffs	(4,698)	(5,243)	(6,143)
Recoveries of loans previously charged off
Commercial	389	200	2,296
Commercial real estate	-	-	-
Real estate construction	2	-	1
Real estate residential	-	-	-
Consumer	779	928	750
Purchased covered loans	14	-	-
Total recoveries	1,184	1,128	3,047
Net loan losses	(3,514)	(4,115)	(3,096)
Balance, end of period	$34,576	$37,014	$35,290
Components:
Allowance for loan losses	$31,883	$34,321	$32,597
Liability for off-balance sheet credit exposure	2,693	2,693	2,693
Allowance for credit losses	$34,576	$37,014	$35,290
Net loan losses:
Originated loans	$(3,163)	$(4,115)	$(2,537)
Purchased covered loans	(351)	-	(559)
Purchased non-covered loans	-	-	-
Net loan losses as a percentage of average loans:
Originated loans	0.69%	0.83%	0.53%
Purchased covered loans	0.28%	-%	0.40%
Purchased non-covered loans	-%	-%	-%

The Company's allowance for credit losses is maintained at a level considered appropriate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, FDIC loss-sharing indemnification, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectability is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. In the first quarter 2012, the Company lowered the dollar threshold for loans evaluated for impairment. The Company evaluates all nonaccrual loans with outstanding principal balances in excess of $500 thousand for impairment. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified credit balances identified through an independent internal credit review process are analyzed using a linear regression model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Given currently weak economic conditions, Management is applying further analysis to consumer loans. Current levels of indirect automobile and consumer installment loan losses are compared to initial allowance allocations and, based on Management’s judgment, additional allocations are applied, if needed, to estimate losses. For residential real estate loans, Management is comparing ultimate loss rates on foreclosed residential real estate properties and applying such loss rates to nonaccrual residential real estate loans. Based on this analysis, Management exercises judgment in allocating additional allowance if deemed appropriate to estimate losses on residential real estate loans. Last, allocations are made to non-criticized and non-classified commercial and commercial real estate loans based on historical loss rates and other statistical data.

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $34.6 million allowance for credit losses to be adequate as a reserve against credit losses inherent in the loan portfolio as of March 31, 2012.

See Note 4 to the unaudited consolidated financial statements for additional information related to the allowance for credit losses.

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

The Company’s asset and liability position ranged from “neutral” to slightly “asset sensitive” at March 31, 2012, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. A “neutral” position results in similar amounts of change in interest income and interest expense resulting from application of assumed interest rate changes. A slightly “asset sensitive” position results in a slightly larger increase in interest income than in interest expense resulting from application of assumed interest rate changes. Management’s simulation modeling is currently biased toward rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

Management assesses interest rate risk by comparing the Company's most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, using the current composition of the Company's balance sheet and assuming an increase of 100 basis points (“bp”) in the federal funds rate and an increase of 60 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company's most likely net income plan for the twelve months ending March 31, 2013. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. In the current operating environment, Management’s objective is to maintain a “neutral” to slightly “asset sensitive” interest rate risk position. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

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

Fluctuations in the Company's common stock price can impact the Company's financial results in several ways. First, the Company has regularly repurchased and retired its common stock; the market price paid to retire the Company's common stock can affect the level of the Company's shareholders' equity, cash flows and shares outstanding. Second, the Company's common stock price impacts the number of dilutive equivalent shares used to compute diluted earnings per share. Third, fluctuations in the Company's common stock price can motivate holders of options to purchase Company common stock through the exercise of such options thereby increasing the number of shares outstanding. Finally, the amount of compensation expense associated with share based compensation fluctuates with changes in and the volatility of the Company's common stock price.

Market Risk - Other

Market values of loan collateral can directly impact the level of loan charge-offs and the provision for loan losses. Other types of market risk, such as foreign currency exchange risk and commodity price risk, are not significant in the normal course of the Company's business activities.

Liquidity and Funding

The Company's routine sources of liquidity are operating earnings, investment securities, consumer and other loans, deposits, and other borrowed funds. During the first quarter of 2012, operating cash flows provided $33 million to pay $10 million in shareholder dividends, $12 million in repurchases of common stock and $9 million in net repayment of short-term borrowings. During the first quarter of 2011, the Company’s operating activities generated $32 million in liquidity providing funds to pay common shareholders $10 million in dividends, fund $12 million in stock repurchases and reduce short-term borrowings by $13 million.

During the first quarter of 2012, investment securities provided $80 million in liquidity from paydowns, maturities and sales, and loans provided $96 million in liquidity from scheduled payments and maturities, net of loan fundings. Securities of $177 million were purchased. During the first quarter of 2011, investment securities provided $82 million in liquidity from paydowns, maturities and sales, and loans provided $79 million in liquidity from scheduled payments and maturities, net of loan fundings. Securities of $163 million were purchased.

At March 31, 2012, the Company’s assets included $541 million in cash and amounts due from other banks from daily transaction settlements. The Bank maintains cash balances for its branches of approximately $50 million to meet the routine needs of its customers. Further, the Bank must maintain approximately $30 million at the Federal Reserve Bank (FRB) to meet its reserve requirement; this reserve requirement is reduced by cash held for branches. Excluding cash for branch needs and cash required at the FRB, cash and amounts due from other banks from daily transaction settlements of approximately $460 million provided excess liquidity equivalent to eleven percent of total deposits.

The Company projects $213 million in additional liquidity from investment security paydowns and maturities during the next twelve months ending March 31, 2013. At March 31, 2012, $515 million in residential collateralized mortgage obligations (“CMOs”) and residential mortgage backed securities (“MBSs”) were held in the Company's investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. The residential CMOs and MBSs provided $31 million in liquidity from paydowns during the three months ended March 31, 2012. At March 31, 2012, indirect automobile loans totaled $411 million, which were experiencing stable monthly principal payments of approximately $17 million during the first quarter of 2012.

The Company held $1.7 billion in total investment securities at March 31, 2012. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At March 31, 2012, such collateral requirements totaled approximately $911 million. At March 31, 2012, $640 million of the Company's investment securities were classified as “available-for-sale”, and as such, could provide additional liquidity if sold, subject to the Company's ability to meet continuing collateral requirements. In addition, at March 31, 2012, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million, under which $-0- million was outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. Management expects the Company could access additional long-term debt financing if desired. In Management's judgment, the Company's liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company.

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

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company's net income as a percentage of average common equity (“return on common equity” or “ROE”) was 15.5% (annualized) in the first quarter of 2012, 16.1% in 2011 and 18.1% in 2010. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company's executive compensation programs to reinforce shareholders' interests in the Management of the Company. Capital raised through the exercise of stock options totaled $641 thousand in the first quarter of 2012, $14 million in 2011 and $17 million in 2010.

The Company paid dividends totaling $10 million in the first quarter of 2012, $42 million in 2011 and $42 million in 2010, which represent dividends per share of $0.37, $1.45 and $1.44, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 249 thousand shares of common stock valued at $12 million in the first quarter of 2012, 1.3 million shares valued at $61 million in 2011 and 533 thousand shares valued at $29 million in 2010.

The Company's primary capital resource is shareholders' equity, which increased $887 thousand during the first quarter 2012. The Company earned $21 million in net income, raised $641 thousand from issuance of stock in connection with exercises of employee stock options, paid $10 million in dividends, and purchased $12 million in common stock.

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

Capital to Risk-Adjusted Assets

The following summarizes the ratios of capital to risk-adjusted assets for the Company on the dates indicated:

				Minimum	Well-capitalized
	At March 31,		At December 31,	Regulatory	by Regulatory
	2012	2011	2011	Requirement	Definition

Tier I Capital	14.83%	14.47%	14.54%	4.00%	6.00%
Total Capital	16.09%	15.79%	15.83%	8.00%	10.00%
Leverage ratio	8.36%	8.68%	8.38%	4.00%	5.00%

The risk-based capital ratios increased at March 31, 2012 compared with March 31, 2011 and December 31, 2011 primarily due to a decrease in risk-weighted assets.

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

				Minimum	Well-capitalized
	At March 31,		At December 31,	Regulatory	by Regulatory
	2012	2011	2011	Requirement	Definition

Tier I Capital	14.13%	13.99%	13.84%	4.00%	6.00%
Total Capital	15.62%	15.48%	15.32%	8.00%	10.00%
Leverage ratio	7.92%	8.35%	7.93%	4.00%	5.00%

The risk-based capital ratios increased at March 31, 2012 compared with March 31, 2011 and December 31, 2011 primarily due to a decrease in risk-weighted assets.

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

Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2012. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and are effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s Form 10-K as of December 31, 2011 includes detailed disclosure about the risks faced by the Company’s business; such risks have not materially changed since the Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.
(b) None
(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended March 31, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
(In thousands, except per share data)
January 1 through January 31	64	$45.37	64	1,305
February 1 through February 29	56	47.68	56	1,249
March 1 through March 31	129	47.25	129	1,120
Total	249	$46.86	249	1,120

* Includes 2 thousand, 6 thousand and 2 thousand shares purchased in January, February and March, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the first quarter of 2012 pursuant to a program approved by the Board of Directors on July 28, 2011, authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2012.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Submission of Matters to a Vote of Security Holders

Proxies for the Annual Meeting of shareholders held on April 26, 2012, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 23,865,308 shares of the Common Stock of the Company, out of 28,093,899 shares outstanding on the February 27, 2012 record date, were present, in person or by proxy, at the meeting. The following matters were submitted to a vote of the shareholders:

1.  Election of Directors:

Nominee	For	Withheld	Non-Votes	Uncast
Etta Allen	19,423,778	210,690	4,230,840	0
Louis E. Bartolini	19,423,183	211,285	4,230,840	0
E. Joseph Bowler	19,451,518	182,950	4,230,840	0
Arthur C. Latno, Jr.	16,701,620	2,932,848	4,230,840	0
Patrick D. Lynch	19,426,042	208,426	4,230,840	0
Catherine C. MacMillan	19,427,476	206,992	4,230,840	0
Ronald A. Nelson	19,509,851	124,617	4,230,840	0
David L. Payne	19,262,442	372,026	4,230,840	0
Edward B. Sylvester	19,506,459	128,009	4,230,840	0

2. Approval of a Non-Binding Advisory Vote on Executive Compensation

For	Against	Abstain	Non-Votes	Uncast
19,097,200	418,076	119,192	4,230,840	0

3. Approval of the 2012 Amended and Restated Stock Option Plan of 1995

For	Against	Abstain	Non-Votes	Uncast
18,613,021	930,791	90,657	4,230,840	0

4. Approval of Selection of KPMG as Company’s Independent Auditors for Fiscal Year 2012

For	Against	Abstain	Non-Votes	Uncast
23,605,284	74,287	185,737	0	0

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

Date: May 2, 2012

EXHIBIT INDEX

Exhibit 31.1:  Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:  Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101:  Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, is formatted in XBRL interactive data files: (i) Consolidated Statement of Income for the three months ended March 31, 2012 and 2011; (ii) Consolidated Balance Sheet at March 31, 2012, and December 31, 2011; (iii) Consolidated Statement of Comprehensive Income for the three months ended March 31, 2012 and 2011, (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2012 and 2011; (v) Consolidated Statement of Cash Flows for the three months ended March 31, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.