Form 10-Q
period 2012-06-30
WESTAMERICA BANCORPORATION
filed 2012-08-02
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of July 26, 2012

Common Stock, No Par Value	27,564,656

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

PART I - FINANCIAL INFORMATION
Item 1                      Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	At June 30,	At December 31,
	2012	2011
	(In thousands)
Assets:
Cash and due from banks	$320,925	$530,045
Investment securities available for sale	708,717	638,753
Investment securities held to maturity, with fair values of: $1,232,813 at June 30, 2012, $947,493 at December 31, 2011	1,206,646	922,803
Purchased covered loans	463,251	535,278
Purchased non-covered loans	102,390	125,921
Originated loans	1,751,578	1,862,607
Allowance for loan losses	(31,523)	(32,597)
Total loans	2,285,696	2,491,209
Non-covered other real estate owned	17,585	26,500
Covered other real estate owned	14,608	19,135
Premises and equipment, net	37,867	36,548
Identifiable intangibles, net	25,888	28,629
Goodwill	121,673	121,673
Other assets	213,525	226,866
Total Assets	$4,953,130	$5,042,161

Liabilities:
Deposits:
Noninterest bearing deposits	$1,573,188	$1,562,254
Interest bearing deposits:
Transaction	742,633	734,988
Savings	1,136,876	1,148,178
Time	755,802	804,501
Total deposits	4,208,499	4,249,921
Short-term borrowed funds	81,582	115,689
Federal Home Loan Bank advances	25,911	26,023
Term repurchase agreement	10,000	10,000
Debt financing	15,000	15,000
Other liabilities	54,212	66,887
Total Liabilities	4,395,204	4,483,520

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares
Issued and outstanding: 27,621 at June 30, 2012, 28,150 at December 31, 2011	372,631	377,775
Deferred compensation	3,101	3,060
Accumulated other comprehensive income	13,030	11,369
Retained earnings	169,164	166,437
Total Shareholders' Equity	557,926	558,641
Total Liabilities and Shareholders' Equity	$4,953,130	$5,042,161

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the Three Months		For the Six Months
	Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$33,745	$41,272	$69,401	$82,635
Investment securities available for sale	4,938	5,684	9,726	10,902
Investment securities held to maturity	8,218	6,132	16,072	12,045
Total Interest and Fee Income	46,901	53,088	95,199	105,582
Interest Expense:
Deposits	1,107	1,777	2,294	3,667
Short-term borrowed funds	21	47	48	109
Term repurchase agreement	24	-	49	-
Federal Home Loan Bank advances	119	128	239	279
Debt financing and notes payable	201	201	401	401
Total Interest Expense	1,472	2,153	3,031	4,456
Net Interest Income	45,429	50,935	92,168	101,126
Provision for Loan Losses	2,800	2,800	5,600	5,600
Net Interest Income After Provision For Loan Losses	42,629	48,135	86,568	95,526
Noninterest Income:
Service charges on deposit accounts	7,027	7,577	14,122	15,098
Merchant processing services	2,529	2,391	4,922	4,562
Debit card fees	1,345	1,283	2,508	2,484
ATM processing fees	932	997	1,865	1,932
Trust fees	497	482	986	975
Financial services commissions	194	117	365	146
Loss on sale of securities	(1,287)	-	(1,287)	-
Other	2,296	2,445	4,721	4,838
Total Noninterest Income	13,533	15,292	28,202	30,035
Noninterest Expense:
Salaries and related benefits	14,494	14,913	29,540	29,988
Occupancy	3,775	4,050	7,709	8,075
Outsourced data processing services	2,078	2,122	4,161	4,578
Amortization of identifiable intangibles	1,339	1,480	2,741	3,028
Furniture and equipment	1,041	1,038	1,892	1,971
Professional fees	902	1,453	1,669	2,303
Courier service	793	852	1,578	1,695
Deposit insurance assessments	653	740	1,403	1,960
Other real estate owned	3	990	233	1,135
Settlements	-	2,100	-	2,100
Other	4,271	4,571	8,457	8,799
Total Noninterest Expense	29,349	34,309	59,383	65,632
Income Before Income Taxes	26,813	29,118	55,387	59,929
Provision for income taxes	5,849	7,849	13,418	16,278
Net Income	$20,964	$21,269	$41,969	$43,651

Average Common Shares Outstanding	27,744	28,771	27,897	28,895
Diluted Average Common Shares Outstanding	27,790	28,923	27,951	29,073
Per Common Share Data:
Basic earnings	$0.76	$0.74	$1.50	$1.51
Diluted earnings	0.75	0.74	1.50	1.50
Dividends paid	0.37	0.36	0.74	0.72

See accompanying notes to unaudited condensed consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$20,964	$21,269	$41,969	$43,651
Other comprehensive income:
Increase in net unrealized gains on securities available for sale	1,451	9,861	2,835	13,931
Deferred tax expense	(610)	(4,145)	(1,192)	(5,857)
Increase in net unrealized gains on securities available for sale, net of tax	841	5,716	1,643	8,074
Post-retirement benefit transition obligation amortization	15	15	30	30
Deferred tax expense	(6)	(6)	(12)	(12)
Post-retirement benefit transition obligation amortization, net of tax	9	9	18	18
Total other comprehensive income	850	5,725	1,661	8,092
Total comprehensive income	$21,814	$26,994	$43,630	$51,743

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

				Accumulated
	Common		Accumulated	Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income	Earnings	Total
	(In thousands)

Balance, December 31, 2010	29,090	$378,885	$2,724	$159	$163,519	$545,287
Net income for the period					43,651	43,651
Other comprehensive income				8,092		8,092
Exercise of stock options	74	3,273				3,273
Tax benefit increase upon exercise of stock options		28				28
Restricted stock activity	15	455	336			791
Stock based compensation		720				720
Stock awarded to employees	1	58				58
Purchase and retirement of stock	(640)	(8,142)			(23,542)	(31,684)
Dividends					(20,876)	(20,876)
Balance, June 30, 2011	28,540	$375,277	$3,060	$8,251	$162,752	$549,340

Balance, December 31, 2011	28,150	$377,775	$3,060	$11,369	$166,437	$558,641
Net income for the period					41,969	41,969
Other comprehensive income				1,661		1,661
Exercise of stock options	25	1,030				1,030
Tax benefit increase upon exercise of stock options		2				2
Restricted stock activity	11	482	41			523
Stock based compensation		805				805
Stock awarded to employees	1	63				63
Purchase and retirement of stock	(566)	(7,526)			(18,555)	(26,081)
Dividends					(20,687)	(20,687)
Balance, June 30, 2012	27,621	$372,631	$3,101	$13,030	$169,164	$557,926

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months
	Ended June 30,
	2012	2011
	(In thousands)
Operating Activities:
Net income	$41,969	$43,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,037	6,943
Loan loss provision	5,600	5,600
Net amortization of deferred loan fees	(303)	(190)
Decrease (increase) in interest income receivable	1,004	(161)
(Increase) decrease in other assets	(3,386)	1,685
(Decrease) increase in income taxes payable	(1,186)	212
Increase in net deferred tax asset	(6,275)	(571)
Decrease in interest expense payable	(129)	(328)
Increase in other liabilities	2,160	4,581
Stock option compensation expense	805	720
Tax benefit increase upon exercise of stock options	(2)	(28)
Loss on sale of securities available for sale	1,287	-
Gain on sale of other assets	(256)	(800)
Net writedown (gain) on sale of premises and equipment	1	(127)
Originations of mortgage loans for resale	(27)	(90)
Net proceeds from sale of mortgage loans originated for resale	28	93
Net gain on sale of foreclosed assets	(2,041)	(193)
Writedown of foreclosed assets	1,925	845
Net Cash Provided by Operating Activities	48,211	61,842

Investing Activities:
Net repayments of loans	194,740	146,387
Proceeds from FDIC1 loss-sharing indemnification	20,259	5,265
Purchases of investment securities available for sale	(137,378)	(152,998)
Purchases of investment securities held to maturity	(405,281)	(128,294)
Proceeds from sale/maturity/calls of securities available for sale	70,249	122,645
Proceeds from maturity/calls of securities held to maturity	106,080	41,749
Net change in FRB2/FHLB3 securities	895	(13,158)
Proceeds from sale of foreclosed assets	16,632	6,734
Purchases of premises and equipment	(2,637)	(250)
Proceeds from sale of premises and equipment	-	169
Net Cash (Used in) Provided by Investing Activities	(136,441)	28,249

Financing Activities:
Net change in deposits	(41,048)	(43,848)
Net change in short-term borrowings and FHLB3 advances	(34,106)	(15,658)
Exercise of stock options	1,030	3,273
Tax benefit increase upon exercise of stock options	2	28
Repurchases/retirement of stock	(26,081)	(31,684)
Dividends paid	(20,687)	(20,876)
Net Cash Used in Financing Activities	(120,890)	(108,765)
Net Change In Cash and Due from Banks	(209,120)	(18,674)
Cash and Due from Banks at Beginning of Period	530,045	338,793
Cash and Due from Banks at End of Period	$320,925	$320,119

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$4,108	$14,637
Supplemental disclosure of cash flow activities:
Interest paid for the period	3,602	6,299
Income tax payments for the period	21,631	16,638

See accompanying notes to unaudited condensed consolidated financial statements.
1 Federal Deposit Insurance Corporation ("FDIC")
2 Federal Reserve Bank ("FRB")
3 Federal Home Loan Bank ("FHLB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recently Adopted Accounting Standards

FASB ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, was issued April 2011 addressing the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The amendments remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion.  The Company adopted the provisions of the Update in the first quarter of 2012 with prospective application to new transactions or existing transactions modified on or after January 1, 2012. The adoption of the Update did not have a material effect on the Company’s financial statements at the date of adoption.

 FASB ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, was issued May 2011 as a result of the FASB and International Accounting Standards Board’s (IASB) goal to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles and International Financial Reporting Standards. The Company adopted the provisions of the Update in the first quarter of 2012 with prospective application, resulting in expanded fair value disclosure. The adoption of the Update did not have a material effect on the Company’s financial statements at the date of adoption.

FASB ASU 2011-05, Presentation of Comprehensive Income, was issued June 2011 requiring that all changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This Update also requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. The Company adopted the provisions of the Update in the first quarter of 2012 with retrospective application, resulting in the addition of a new financial statement titled “Consolidated Statements of Comprehensive Income”.

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

FASB ASU 2011-08, Testing for Goodwill Impairment, was issued September 2011 giving an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that the fair value of a reporting unit is more than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The Company adopted the provisions of the Update in the first quarter of 2012. The adoption of the Update did not have a material effect on the Company’s financial statements at the date of adoption.

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

Note 3:  Investment Securities

The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follows:

	Investment Securities Available for Sale
	At June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities	$3,528	$45	$-	$3,573
Securities of U.S. Government sponsored entities	100,493	407	(1)	100,899
Residential mortgage-backed securities	72,394	5,046	(2)	77,438
Commercial mortgage-backed securities	4,306	64	-	4,370
Obligations of States and political subdivisions	223,237	13,234	(279)	236,192
Residential collateralized mortgage obligations	43,959	1,646	-	45,605
Asset-backed securities	16,964	-	(218)	16,746
FHLMC and FNMA stock	824	1,871	(4)	2,691
Corporate securities	217,952	818	(2,078)	216,692
Other securities	2,236	2,325	(50)	4,511
Total	$685,893	$25,456	$(2,632)	$708,717

The amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follows:

	Investment Securities Held to Maturity
	At June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities of U.S. Government sponsored entities	$4,287	$29	$-	$4,316
Residential mortgage-backed securities	82,346	1,896	(73)	84,169
Obligations of States and political subdivisions	667,386	21,826	(882)	688,330
Residential collateralized mortgage obligations	452,627	3,982	(611)	455,998
Total	$1,206,646	$27,733	$(1,566)	$1,232,813

The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follows:

	Investment Securities Available for Sale
	At December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
U.S. Treasury securities	$3,537	$59	$-	$3,596
Securities of U.S. Government sponsored entities	117,150	375	(53)	117,472
Residential mortgage-backed securities	84,961	5,457	(10)	90,408
Commercial mortgage-backed securities	4,506	27	(3)	4,530
Obligations of States and political subdivisions	234,522	11,839	(268)	246,093
Residential collateralized mortgage obligations	49,111	2,053	-	51,164
Asset-backed securities	7,566	-	(260)	7,306
FHLMC and FNMA stock	824	1,027	(4)	1,847
Corporate securities	114,286	203	(2,290)	112,199
Other securities	2,302	1,884	(48)	4,138
Total	$618,765	$22,924	$(2,936)	$638,753

The amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follows:

	Investment Securities Held to Maturity
	At December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Residential mortgage-backed securities	$54,869	$1,532	$(77)	$56,324
Obligations of States and political subdivisions	625,390	23,581	(496)	648,475
Residential collateralized mortgage obligations	242,544	2,781	(2,631)	242,694
Total	$922,803	$27,894	$(3,204)	$947,493

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table:

	At June 30, 2012
	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$59,556	$59,810	$11,269	$11,344
Over 1 to 5 years	321,842	321,762	161,587	166,300
Over 5 to 10 years	55,864	58,736	269,998	280,908
Over 10 years	124,912	133,794	228,819	234,094
Subtotal	562,174	574,102	671,673	692,646
Mortgage-backed securities and residential collateralized mortgage obligations	120,659	127,413	534,973	540,167
Other securities	3,060	7,202	-	-
Total	$685,893	$708,717	$1,206,646	$1,232,813

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table:

	At December 31, 2011
	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$37,785	$37,967	$12,056	$12,121
Over 1 to 5 years	242,766	241,945	158,438	162,791
Over 5 to 10 years	63,442	65,919	307,504	321,922
Over 10 years	133,068	140,835	147,392	151,641
Subtotal	477,061	486,666	625,390	648,475
Mortgage-backed securities and residential collateralized mortgage obligations	138,578	146,102	297,413	299,018
Other securities	3,126	5,985	-	-
Total	$618,765	$638,753	$922,803	$947,493

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At June 30, 2012 and December 31, 2011, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale
	At June 30, 2012
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$4,997	$(1)	$-	$-	$4,997	$(1)
Residential mortgage-backed securities	7	-	984	(2)	991	(2)
Obligations of States and political subdivisions	3,663	(71)	11,705	(208)	15,368	(279)
Asset-backed securities	10,194	(6)	6,552	(212)	16,746	(218)
FHLMC and FNMA stock	-	-	1	(4)	1	(4)
Corporate securities	71,028	(878)	38,799	(1,200)	109,827	(2,078)
Other securities	-	-	1,951	(50)	1,951	(50)
Total	$89,889	$(956)	$59,992	$(1,676)	$149,881	$(2,632)

An analysis of gross unrealized losses of investment securities held to maturity follows:

	Investment Securities Held to Maturity
	At June 30, 2012
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Residential mortgage-backed securities	$21,030	$(73)	$-	$-	$21,030	$(73)
Obligations of States and political subdivisions	70,381	(853)	4,641	(29)	75,022	(882)
Residential collateralized mortgage obligations	75,288	(396)	13,929	(215)	89,217	(611)
Total	$166,699	$(1,322)	$18,570	$(244)	$185,269	$(1,566)

The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments.  The Company evaluates securities on a quarterly basis including changes in security ratings issued by ratings agencies, changes in the financial condition of the issuer, and, for mortgage-related and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure, and remaining credit enhancement as compared to expected credit losses of the security. During the second quarter 2012, the Company transferred one residential collateralized mortgage obligation with a carrying value of $9,077 thousand from the held to maturity portfolio to the available for sale portfolio. The residential collateralized mortgage obligation was subsequently sold due to a decline in the credit worthiness from increased losses on subordinate tranches resulting in proceeds of $7,790 thousand and a realized loss on sale of $1,287 thousand during the quarter. Substantially all securities owned at June 30, 2012 continue to be investment grade rated by one or more major rating agencies.

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2012.

The fair values of the investment securities could decline in the future if the general economy deteriorates, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines.  As a result, other than temporary impairments may occur in the future.

As of June 30, 2012, $896,271 thousand of investment securities were pledged to secure public deposits and short-term funding needs, compared to $903,807 thousand at December 31, 2011.

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale
	At December 31, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$35,051	$(53)	$-	$-	$35,051	$(53)
Residential mortgage-backed securities	3,443	(10)	-	-	3,443	(10)
Commercial mortgage-backed securities	-	-	1,347	(3)	1,347	(3)
Obligations of States and political subdivisions	5,803	(61)	15,015	(207)	20,818	(268)
Asset-backed securities	-	-	7,306	(260)	7,306	(260)
FHLMC and FNMA stock	-	-	1	(4)	1	(4)
Corporate securities	32,048	(1,516)	24,226	(774)	56,274	(2,290)
Other securities	-	-	1,953	(48)	1,953	(48)
Total	$76,345	$(1,640)	$49,848	$(1,296)	$126,193	$(2,936)

An analysis of gross unrealized losses of investment securities held to maturity follows:

	Investment Securities Held to Maturity
	At December 31, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(In thousands)
Residential mortgage-backed securities	$14,032	$(77)	$-	$-	$14,032	$(77)
Obligations of States and political subdivisions	38,026	(334)	6,441	(162)	44,467	(496)
Residential collateralized mortgage obligations	50,355	(373)	15,443	(2,258)	65,798	(2,631)
Total	$102,413	$(784)	$21,884	$(2,420)	$124,297	$(3,204)

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	For the Three Months		For the Six Months
	Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Taxable	$5,348	$4,223	$10,038	$7,980
Tax-exempt	7,808	7,593	15,760	14,967
Total interest income from investment securities	$13,156	$11,816	$25,798	$22,947

Note 4: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following table.

	At June 30, 2012
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	& Other	Total
	(In thousands)
Originated loans	$357,587	$662,635	$12,555	$249,299	$469,502	$1,751,578
Purchased covered loans:
Impaired	347	9,642	2,346	-	260	12,595
Non impaired	84,721	304,625	10,294	10,366	71,016	481,022
Purchase discount	(10,210)	(18,855)	(464)	(522)	(315)	(30,366)
Purchased non-covered loans:
Impaired	2,081	16,747	-	-	298	19,126
Non impaired	12,383	51,031	1,794	3,438	22,646	91,292
Purchase discount	(859)	(4,496)	(95)	(474)	(2,104)	(8,028)
Total	$446,050	$1,021,329	$26,430	$262,107	$561,303	$2,317,219

	At December 31, 2011
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	& Other	Total
	(In thousands)
Originated loans	$398,446	$704,655	$14,580	$271,111	$473,815	$1,862,607
Purchased covered loans:
Impaired	1,296	20,697	2,977	-	262	25,232
Non impaired	117,777	333,428	13,372	13,016	78,735	556,328
Purchase discount	(19,535)	(22,318)	(2,473)	(524)	(1,432)	(46,282)
Purchased non-covered loans:
Impaired	2,262	17,090	-	-	638	19,990
Non impaired	14,129	67,045	6,076	3,598	25,294	116,142
Purchase discount	(1,013)	(6,101)	(95)	(474)	(2,528)	(10,211)
Total	$513,362	$1,114,496	$34,437	$286,727	$574,784	$2,523,806

Changes in the carrying amount of impaired purchased covered loans were as follows:

	For the
	Six Months Ended	For the Year Ended
	June 30, 2012	December 31, 2011
Impaired purchased covered loans	(In thousands)
Carrying amount at the beginning of the period	$18,591	$33,556
Reductions during the period	(9,279)	(14,965)
Carrying amount at the end of the period	$9,312	$18,591

Changes in the carrying amount of impaired purchased non-covered loans were as follows:

	For the
	Six Months Ended	For the Year Ended
	June 30, 2012	December 31, 2011
Impaired purchased non-covered loans	(In thousands)
Carrying amount at the beginning of the period	$15,572	$33,725
Reductions during the period	(691)	(18,153)
Carrying amount at the end of the period	$14,881	$15,572

Changes in the accretable yield for purchased loans were as follows:

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2012	December 31, 2011
Accretable yield for purchased loans	(In thousands)
Balance at the beginning of the period	$9,990	$6,089
Reclassification from nonaccretable difference	3,816	16,906
Accretion	(9,804)	(13,005)
Disposals and other	-	-
Balance at the end of the period	$4,002	$9,990

Accretion	$(9,804)	$(13,005)
Reduction in FDIC indemnification asset	7,373	9,315
Increase in interest income	$(2,431)	$(3,690)

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2012
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,814	$11,427	$2,755	$645	$2,825	$-	$139	$7,278	$31,883
Additions:
Provision	1,984	(1,561)	(270)	19	817	25	324	1,462	2,800
Deductions:
Chargeoffs	(2,696)	-	-	(62)	(1,211)	(25)	(247)	-	(4,241)
Recoveries	228	33	196	-	600	-	24	-	1,081
Net loan and lease losses	(2,468)	33	196	(62)	(611)	(25)	(223)	-	(3,160)
Balance at end of period	6,330	9,899	2,681	602	3,031	-	240	8,740	31,523
Liability for off-balance sheet credit exposure	1,644	16	12	-	384	-	-	637	2,693
Total allowance for credit losses	$7,974	$9,915	$2,693	$602	$3,415	$-	$240	$9,377	$34,216

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2012
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,012	$10,611	$2,342	$781	$3,072	$-	$-	$9,779	$32,597
Additions:
Provision	3,259	203	141	753	1,444	25	814	(1,039)	5,600
Deductions:
Chargeoffs	(3,558)	(948)	-	(932)	(2,864)	(25)	(612)	-	(8,939)
Recoveries	617	33	198	-	1,379	-	38	-	2,265
Net loan and lease losses	(2,941)	(915)	198	(932)	(1,485)	(25)	(574)	-	(6,674)
Balance at end of period	6,330	9,899	2,681	602	3,031	-	240	8,740	31,523
Liability for off-balance sheet credit exposure	1,644	16	12	-	384	-	-	637	2,693
Total allowance for credit losses	$7,974	$9,915	$2,693	$602	$3,415	$-	$240	$9,377	$34,216

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2011
					Consumer	Purchased
		Commercial		Residential	Installment	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,816	$10,355	$2,260	$377	$4,458	$-	$9,055	$34,321
Additions:
Provision	2,133	(114)	1,699	308	(262)	-	(964)	2,800
Deductions:
Chargeoffs	(3,663)	-	-	(219)	(1,339)	-	-	(5,221)
Recoveries	443	-	-	-	665	-	-	1,108
Net loan and lease losses	(3,220)	-	-	(219)	(674)	-	-	(4,113)
Balance at end of period	6,729	10,241	3,959	466	3,522	-	8,091	33,008
Liability for off-balance sheet credit exposure	1,772	33	105	-	147	-	636	2,693
Total allowance for credit losses	$8,501	$10,274	$4,064	$466	$3,669	$-	$8,727	$35,701

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2011
					Consumer	Purchased
		Commercial		Residential	Installment	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,094	$9,607	$3,260	$617	$6,372	$-	$7,686	$35,636
Additions:
Provision	2,979	634	2,174	376	(968)	-	405	5,600
Deductions:
Chargeoffs	(4,987)	-	(1,475)	(527)	(3,475)	-	-	(10,464)
Recoveries	643	-	-	-	1,593	-	-	2,236
Net loan and lease losses	(4,344)	-	(1,475)	(527)	(1,882)	-	-	(8,228)
Balance at end of period	6,729	10,241	3,959	466	3,522	-	8,091	33,008
Liability for off-balance sheet credit exposure	1,772	33	105	-	147	-	636	2,693
Total allowance for credit losses	$8,501	$10,274	$4,064	$466	$3,669	$-	$8,727	$35,701

The recorded investment in loans evaluated for impairment follows:

	Recorded Investment in Loans Evaluated for Impairment
	At June 30, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$1,297	$-	$2,124	$90	$-	$-	$-	$-	$3,511
Collectively evaluated for impairment	6,677	9,915	569	512	3,415	-	240	9,377	30,705
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$7,974	$9,915	$2,693	$602	$3,415	$-	240	$9,377	$34,216
Carrying value of loans:
Individually evaluated for impairment	$6,846	$3,389	$3,068	$621	$-	$5,727	$6,635	$-	$26,286
Collectively evaluated for impairment	350,741	659,246	9,487	248,678	469,502	81,782	447,304	-	2,266,740
Purchased loans with evidence of credit deterioration	-	-	-	-	-	14,881	9,312	-	24,193
Total	$357,587	$662,635	$12,555	$249,299	$469,502	$102,390	$463,251	$-	$2,317,219

	Recorded Investment in Loans Evaluated for Impairment
	At December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$-	$229	$1,794	$-	$-	$-	$-	$-	$2,023
Collectively evaluated for impairment	7,672	10,382	582	781	3,270	-	-	10,580	33,267
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$7,672	$10,611	$2,376	$781	$3,270	$-	$-	$10,580	$35,290
Carrying value of loans:
Individually evaluated for impairment	$-	$1,399	$3,126	$-	$-	$5,611	$5,988	$-	$16,124
Collectively evaluated for impairment	398,446	703,256	11,454	271,111	473,815	104,738	510,699	-	2,473,519
Purchased loans with evidence of credit deterioration	-	-	-	-	-	15,572	18,591	-	34,163
Total	$398,446	$704,655	$14,580	$271,111	$473,815	$125,921	$535,278	$-	$2,523,806

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At June 30, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$325,257	$603,075	$8,529	$243,968	$467,643	$53,700	$321,037	$2,023,209
Special mention	11,965	30,130	484	2,559	264	9,769	37,355	92,526
Substandard	17,993	29,430	3,542	2,772	1,055	45,406	133,790	233,988
Doubtful	2,372	-	-	-	13	1,543	1,435	5,363
Loss	-	-	-	-	527	-	-	527
Default risk purchase discount	-	-	-	-	-	(8,028)	(30,366)	(38,394)
Total	$357,587	$662,635	$12,555	$249,299	$469,502	$102,390	$463,251	$2,317,219

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$360,279	$646,078	$10,413	$264,861	$471,783	$63,955	$372,560	$2,189,929
Special mention	17,247	29,103	341	1,961	600	15,701	32,365	97,318
Substandard	20,695	29,474	3,826	4,289	1,014	52,994	175,410	287,702
Doubtful	225	-	-	-	66	3,444	1,070	4,805
Loss	-	-	-	-	352	38	155	545
Default risk purchase discount	-	-	-	-	-	(10,211)	(46,282)	(56,493)
Total	$398,446	$704,655	$14,580	$271,111	$473,815	$125,921	$535,278	$2,523,806

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At June 30, 2012
	Current and Accruing	30-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$347,329	$2,583	$-	$7,675	$357,587
Commercial real estate	646,856	11,385	-	4,394	662,635
Construction	9,400	87	-	3,068	12,555
Residential real estate	247,477	423	-	1,399	249,299
Consumer installment & other	465,145	3,822	525	10	469,502
Total originated loans	1,716,207	18,300	525	16,546	1,751,578
Purchased non-covered loans	80,850	1,668	-	19,872	102,390
Purchased covered loans	434,452	18,623	140	10,036	463,251
Total	$2,231,509	$38,591	$665	$46,454	$2,317,219

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2011
	Current and Accruing	30-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$388,322	$6,953	$-	$3,171	$398,446
Commercial real estate	679,633	16,967	1,626	6,429	704,655
Construction	10,664	570	-	3,346	14,580
Residential real estate	262,917	5,648	-	2,546	271,111
Consumer installment & other	467,015	6,324	421	55	473,815
Total originated loans	1,808,551	36,462	2,047	15,547	1,862,607
Purchased non-covered loans	101,585	1,095	34	23,207	125,921
Purchased covered loans	501,823	18,902	241	14,312	535,278
Total	$2,411,959	$56,459	$2,322	$53,066	$2,523,806

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Three Months		For the Six Months
	Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$789	$1,586	$1,577	$3,270
Less: Interest income recognized on nonaccrual loans	(494)	(2,085)	(1,336)	(2,876)
Total (addition) reduction of interest income	$295	$(499)	$241	$394

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2012 and December 31, 2011.

The following summarizes impaired loans:

	Impaired Loans
	At June 30, 2012
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$9,010	$17,574	$-
Commercial real estate	30,713	39,297	-
Construction	6,433	10,657	-
Residential real estate	982	984	-
Consumer installment and other	2,851	3,226	-

Impaired loans with an allowance recorded:
Commercial	3,097	3,123	1,297
Construction	3,068	3,183	2,124
Residential real estate	621	621	90

Total:
Commercial	$12,107	$20,697	$1,297
Commercial real estate	30,713	39,297	-
Construction	9,501	13,840	2,124
Residential real estate	1,603	1,605	90
Consumer installment and other	2,851	3,226	-

	Impaired Loans
	At December 31, 2011
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$5,483	$11,727	$-
Commercial real estate	33,095	43,793	-
Construction	4,194	7,209	-
Consumer installment and other	2,990	3,658	-

Impaired loans with an allowance recorded:
Commercial real estate	1,399	1,399	229
Construction	3,126	3,183	1,794

Total:
Commercial	$5,483	$11,727	$-
Commercial real estate	34,494	45,192	229
Construction	7,320	10,392	1,794
Consumer installment and other	2,990	3,658	-

Impaired loans may include troubled debt restructured loans. Impaired loans at June 30, 2012 and December 31, 2011, included $3,068 thousand and $3,126 thousand of restructured loans, respectively, which were on nonaccrual status.

	Impaired Loans
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2012		2011		2012		2011
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income	Investment	Income	Investment	Income
	(In thousands)
Commercial	$9,888	$67	$17,135	$179	$9,342	$117	$17,373	$509
Commercial real estate	30,228	349	38,402	414	31,416	727	38,732	729
Construction	7,552	59	25,141	89	7,981	159	24,572	173
Residential real estate	1,112	-	449	-	957	-	449	-
Consumer installment and other	2,825	8	2,374	13	2,873	26	2,191	17
Total	$51,605	$483	$83,501	$695	$52,569	$1,029	$83,317	$1,428

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings
	At June 30, 2012
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	(In thousands)
Commercial	2	$326	$308	$-
Construction	1	3,183	3,068	2,124
Commercial real estate	2	1,817	1,799	-
Total	5	$5,326	$5,175	$2,124

	Troubled Debt Restructurings
	At December 31, 2011
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	(In thousands)
Commercial	2	$326	$321	$-
Construction	1	3,183	3,126	1,794
Total	3	$3,509	$3,447	$1,794

During the three and six months ended June 30, 2012, the Company modified one loan with a carrying value of $429 thousand and two loans totaling $1,817 thousand, respectively, that were considered troubled debt restructurings. During the three and six months ended June 30, 2011, the Company modified one loan with a carrying value of $3,183 thousand that was considered a troubled debt restructuring. The concessions granted in the restructuring completed during the first six months of 2012 and 2011 largely consisted of modification of payment terms extending the maturity date to allow for deferred principal repayment.

During the three and six months ended June 30, 2012, the construction loan totaling $3,068 thousand defaulted. During the three and six months ended June 30, 2011, no troubled debt restructurings were in default.

The Company pledges loans to secure borrowings from the Federal Home Loan Bank (FHLB). At June 30, 2012, loans pledged to secure borrowing totaled $52,233 thousand compared with $69,145 thousand at December 31, 2011. The FHLB does not have the right to sell or repledge such loans.

There were no loans held for sale at June 30, 2012 and December 31, 2011.

Note 5: Concentration of Credit Risk

The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments and standby letters of credit related to real estate loans of $73,497 thousand and $77,988 thousand at June 30, 2012 and December 31, 2011, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans at origination.

Note 6: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the six months ended June 30, 2012 and 2011.

The carrying values of goodwill were (in thousands):

June 30, 2012	$121,673
December 31, 2011	$121,673

Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the six months ended June 30, 2012 and 2011, no such adjustments were recorded.

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At June 30,		At December 31,
	2012		2011
	(In thousands)
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Core Deposit Intangibles	$56,808	$(32,551)	$56,808	$(30,070)
Merchant Draft Processing Intangible	10,300	(8,669)	10,300	(8,409)
Total Identifiable Intangible Assets	$67,108	$(41,220)	$67,108	$(38,479)

As of June 30, 2012, the current year and estimated future amortization expense for identifiable intangible assets was:

	At June 30, 2012
		Merchant
	Core	Draft
	Deposit	Processing
	Intangibles	Intangible	Total
	(In thousands)
For the six months ended June 30, 2012 (actual)	$2,481	$260	$2,741
Estimate for year ended December 31, 2012	4,868	500	5,368
2013	4,304	400	4,704
2014	3,946	324	4,270
2015	3,594	262	3,856
2016	3,292	212	3,504
2017	2,853	164	3,017

Note 7: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $329,779 thousand and $348,621 thousand at June 30, 2012 and December 31, 2011, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $26,377 thousand and $27,221 thousand at June 30, 2012 and December 31, 2011, respectively. The Company also had commitments for commercial and similar letters of credit of $454 thousand and $454 thousand at June 30, 2012 and December 31, 2011, respectively.

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

Note 8:  Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available for sale investment securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as certain loans held for investment and other assets.  These nonrecurring fair value adjustments typically involve the lower-of-cost-or-fair value accounting of individual assets.

In accordance with the Fair Value Measurement and Disclosure topic of the Codification, the Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in the principal market or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date under current market conditions.  A fair value measurement reflects all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance.

The Company groups its assets and liabilities measured at fair value into a three-level hierarchy, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. When the valuation assumptions used to measure the fair value of the asset or liability are categorized within different levels of the fair value hierarchy, the asset or liability is categorized in its entirety within the lowest level of the hierarchy. These levels are:

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

When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new assumptions used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the six months ended June 30, 2012 and 2011, there were no transfers in or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	At June 30, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,573	$3,573	$-	$-
Securities of U.S. Government sponsored entities	100,899	100,899	-	-
Municipal bonds:
Federally Tax-exempt - California	80,105	-	80,105	-
Federally Tax-exempt - 26 other states	149,347	-	149,347	-
Taxable - California	1,319	-	1,319	-
Taxable - 1 other state	5,421	-	5,421	-
Residential mortgage-backed securities ("MBS"):
Guaranteed by GNMA	33,848	-	33,848	-
Issued by FNMA and FHLMC	43,590	-	43,590	-
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	41,609	-	41,609	-
All other	3,996	-	3,996	-
Commercial mortgage-backed securities	4,370	-	4,370	-
Asset-backed securities	16,746	-	16,746	-
FHLMC and FNMA stock	2,691	2,691	-	-
Corporate securities	216,692	-	216,692	-
Other securities	4,511	2,560	1,951	-
Total investment securities available for sale	$708,717	$109,723	$598,994	$-

	At December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,596	$3,596	$-	$-
Securities of U.S. Government sponsored entities	117,472	117,472	-	-
Municipal bonds:
Federally Tax-exempt - California	80,307	-	80,307	-
Federally Tax-exempt - 27 other states	159,031	-	159,031	-
Taxable - California	1,345	-	1,345	-
Taxable - 1 other state	5,410	-	5,410	-
Residential mortgage-backed securities ("MBS"):
Guaranteed by GNMA	37,112	-	37,112	-
Issued by FNMA and FHLMC	53,296	-	53,296	-
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	46,130	-	46,130	-
All other	5,034	-	5,034	-
Commercial mortgage-backed securities	4,530	-	4,530	-
Asset-backed securities	7,306	-	7,306	-
FHLMC and FNMA stock	1,847	1,847	-	-
Corporate securities	112,199	-	112,199	-
Other securities	4,138	2,186	1,952	-
Total investment securities available for sale	$638,753	$125,101	$513,652	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at June 30, 2012 and December 31, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At June 30, 2012
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned (1)	$6,244	$-	$6,244	$-	$(1,081)
Covered other real estate owned (2)	9,236	-	9,236	-	(252)
Originated impaired loans (3)	5,825	-	4,625	1,200	(2,214)
Purchased covered impaired loans (4)	3,304	-	3,304	-	(191)
Total assets measured at fair value on a nonrecurring basis	$24,609	$-	$23,409	$1,200	$(3,738)

	At December 31, 2011
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned (1)	$6,350	$-	$6,350	$-	$(1,000)
Covered other real estate owned (2)	10,695	-	10,695	-	(578)
Originated impaired loans (3)	2,502	-	2,502	-	-
Total assets measured at fair value on a nonrecurring basis	$19,547	$-	$19,547	$-	$(1,578)

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

Loans  Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $31,523 thousand at June 30, 2012 and $32,597 thousand at December 31, 2011 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $30,366 thousand and $8,028 thousand, respectively at June 30, 2012 and purchased covered and purchased non-covered loans of $46,282 thousand and $10,211 thousand, respectively at December 31, 2011 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

Federal Home Loan Bank Advances  The fair values of FHLB advances were estimated by using redemption amounts quoted by the Federal Home Loan Bank of San Francisco.

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

	At June 30, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets	(In thousands)
Cash and due from banks	$320,925	$320,925	$320,925	$-	$-
Investment securities held to maturity:
Securities of U.S. Government sponsored entities	4,287	4,316	4,316	-	-
Municipal bonds:
Federally Tax-exempt - California	97,154	100,805	-	100,805	-
Federally Tax-exempt - 41 other states	552,235	569,409	-	569,409	-
Taxable - California	7,855	7,892	-	7,892	-
Taxable - 4 other states	10,142	10,224	-	10,224	-
Residential mortgage-backed securities ("MBS"):
Guaranteed by GNMA	15,614	15,969	-	15,969	-
Issued by FNMA and FHLMC	66,732	68,200	-	68,200	-
Residential collateralized mortgage obligations:
Issued or guaranteed by FNMA, FHLMC, or GNMA	439,404	442,801	-	442,801	-
All other	13,223	13,197	-	13,197	-
Total investment securities held to maturity	1,206,646	1,232,813	4,316	1,228,497	-
Loans	2,285,696	2,307,635	-	-	2,307,635
Other assets - FDIC receivable	20,885	20,861	-	-	20,861

Financial Liabilities
Deposits:
Noninterest bearing	$1,573,188	$1,573,188	$1,573,188	$-	$-
Transaction	742,633	742,633	742,633	-	-
Savings	1,136,876	1,136,876	1,136,876	-	-
Time	755,802	758,350	-	-	758,350
Total Deposits	4,208,499	4,211,047	3,452,697	-	758,350
Short-term borrowed funds	81,582	81,582	81,582	-	-
Federal Home Loan Bank advances	25,911	26,364	26,364	-
Term repurchase agreement	10,000	10,166	-	10,166	-
Debt financing	15,000	15,485	-	15,485	-

	At December 31, 2011
	Carrying	Estimated
	Amount	Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$530,045	$530,045
Investment securities held to maturity	922,803	947,493
Loans	2,491,209	2,515,095
Other assets - FDIC receivable	40,113	40,046

Financial Liabilities
Deposits	$4,249,921	$4,250,164
Short-term borrowed funds	115,689	115,689
Federal Home Loan Bank advances	26,023	26,532
Term repurchase agreement	10,000	10,242
Debt financing	15,000	15,222

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 9: Debt Financing

Unsecured debt financing was as follows:

	At June 30,	At December 31,
	2012	2011
	(In thousands)
Senior fixed-rate note	$15,000	$15,000
Total debt financing	$15,000	$15,000

The Senior note was issued by Westamerica Bancorporation on October 31, 2003 and matures October 31, 2013. Interest of 5.31% per annum is payable semiannually on April 30 and October 31, with principal due at maturity.

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

	For the Three Months		For the Six Months
	Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$20,964	$21,269	$41,969	$43,651
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	27,744	28,771	27,897	28,895
Basic earnings per common share	$0.76	$0.74	$1.50	$1.51
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	27,744	28,771	27,897	28,895
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	46	152	54	178
Weighted average number of common shares outstanding - diluted (denominator)	27,790	28,923	27,951	29,073
Diluted earnings per common share	$0.75	$0.74	$1.50	$1.50

For the three months ended June 30, 2012 and 2011, options to purchase 2,072 thousand and 1,396 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

For the six months ended June 30, 2012 and 2011, options to purchase 2,035 thousand shares and 1,209 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months		For the Six Months
	Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)*	$50,333	$55,837	$102,032	$110,830
Provision for Loan Losses	2,800	2,800	5,600	5,600
Noninterest Income
Loss on sale of securities	(1,287)	-	(1,287)	-
Other	14,820	15,292	29,489	30,035
Noninterest Income	13,533	15,292	28,202	30,035
Noninterest Expense:
Settlements	-	2,100	-	2,100
Other	29,349	32,209	59,383	63,532
Total Noninterest Expense	29,349	34,309	59,383	65,632
Income Before Income Taxes (FTE)*	31,717	34,020	65,251	69,633
Income Tax Provision (FTE)*	10,753	12,751	23,282	25,982
Net Income	$20,964	$21,269	$41,969	$43,651

Average Common Shares Outstanding	27,744	28,771	27,897	28,895
Diluted Average Common Shares Outstanding	27,790	28,923	27,951	29,073
Common Shares Outstanding at Period End	27,621	28,540	27,621	28,540

Per Common Share:
Basic Earnings	$0.76	$0.74	$1.50	$1.51
Diluted Earnings	0.75	0.74	1.50	1.50
Book Value Per Common Share	$20.20	$19.25

Financial Ratios:
Return On Assets	1.69%	1.73%	1.69%	1.78%
Return On Common Equity	15.55%	15.64%	15.50%	16.14%
Net Interest Margin (FTE)*	4.89%	5.38%	5.00%	5.37%
Net Loan Losses to Average Gross Originated Loans	0.65%	0.83%	0.67%	0.83%
Efficiency Ratio**	46.0%	48.2%	45.6%	46.6%

Average Balances:
Assets	$4,974,619	$4,927,849	$5,002,777	$4,934,387
Earning Assets	4,127,699	4,156,226	4,093,985	4,154,676
Originated Loans	1,789,221	1,978,155	1,812,296	1,990,042
Purchased Covered Loans	478,965	644,555	495,965	659,597
Purchased Non-covered Loans	107,483	178,384	113,493	185,870
Deposits	4,227,752	4,143,749	4,240,758	4,141,288
Shareholders' Equity	542,192	545,637	544,434	545,421

Period End Balances:
Assets	$4,953,130	$4,876,731
Earning Assets	4,232,582	4,125,743
Originated Loans	1,751,578	1,963,642
Purchased Covered Loans	463,251	622,727
Purchased Non-covered Loans	102,390	164,844
Deposits	4,208,499	4,088,385
Shareholders' Equity	557,926	549,340

Capital Ratios at Period End:
Total Risk Based Capital	15.74%	15.92%
Tangible Equity to Tangible Assets	8.54%	8.39%

Dividends Paid Per Common Share	$0.37	$0.36	$0.74	$0.72
Common Dividend Payout Ratio	49%	49%	49%	48%

The above financial summary has been derived from the Company's unaudited consolidated financial statements. This information should be read in conjunction with those statements, notes and the other information included elsewhere herein.  Percentages under the heading "Financial Ratios" are annualized with the exception of the efficiency ratio.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the “Company”) reported net income of $21.0 million or $0.75 diluted earnings per common share for the second quarter 2012 and net income of $42.0 million or $1.50 diluted earnings per common share for the six months ended June 30, 2012. The second quarter of 2012 included a $1.3 million loss realized from the sale of a collateralized mortgage obligation bond which decreased net income by $750 thousand and a tax refund from an amended tax return which increased net income by $950 thousand. These results compare to net income of $21.3 million or $0.74 diluted earnings per common share for the second quarter of 2011 and net income of $43.7 million or $1.50 diluted earnings per common share for the first half of 2011. The second quarter of 2011 included a $2.1 million litigation settlement accrual which decreased net income by $1.2 million.

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net interest income (FTE)	$50,333	$55,837	$102,032	$110,830
Provision for loan losses	(2,800)	(2,800)	(5,600)	(5,600)
Noninterest income	13,533	15,292	28,202	30,035
Noninterest expense	(29,349)	(34,309)	(59,383)	(65,632)
Income before taxes (FTE)	31,717	34,020	65,251	69,633
Income tax provision (FTE)	(10,753)	(12,751)	(23,282)	(25,982)
Net income	$20,964	$21,269	$41,969	$43,651

Average diluted common shares	27,790	28,923	27,951	29,073
Diluted earnings per common share	$0.75	$0.74	$1.50	$1.50

Average total assets	$4,974,619	$4,927,849	$5,002,777	$4,934,387
Net income to average total assets (annualized)	1.69%	1.73%	1.69%	1.78%
Net income to average common stockholders' equity (annualized)	15.55%	15.64%	15.50%	16.14%

Net income for the second quarter of 2012 was $305 thousand or 1.4% less than the second quarter of 2011, the net result of declines in net interest income (fully taxable equivalent or “FTE”) and a $1.3 million loss on sale of securities, partially offset by decreases in noninterest expense and income tax provision (FTE). A $5.5 million or 9.9% decrease in net interest income (FTE) was mostly attributed to lower average balances of loans and lower yields on interest earning assets, partially offset by higher average balances of investments, lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits. The provision for loan losses remained the same, reflecting Management's evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) and purchased loan credit-default discounts. Noninterest expense decreased $5.0 million due to a $2.1 million settlement accrual in the second quarter of 2011 and reduced costs related to managing nonperforming assets.

Comparing the first half of 2012 to the first half of 2011, net income decreased $1.7 million or 3.9%, primarily due to lower net interest income (FTE) and a $1.3 million loss on sale of securities, partially offset by decreases in noninterest expense and income tax provision (FTE). The lower net interest income (FTE) was primarily caused by a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments and lower rates paid on interest-bearing deposits. The provision for loan losses remained the same, reflecting Management's evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC and purchased loan credit-default discounts. Noninterest expense declined $6.2 million primarily due to a $2.1 million settlement accrual in the second quarter 2011 and reduced costs related to managing nonperforming assets.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Interest and fee income	$46,901	$53,088	$95,199	$105,582
Interest expense	(1,472)	(2,153)	(3,031)	(4,456)
FTE adjustment	4,904	4,902	9,864	9,704
Net interest income (FTE)	$50,333	$55,837	$102,032	$110,830

Average earning assets	$4,127,699	$4,156,226	$4,093,985	$4,154,676
Net interest margin (FTE) (annualized)	4.89%	5.38%	5.00%	5.37%

Net interest income (FTE) decreased during the second quarter of 2012 by $5.5 million or 9.9% from the same period in 2011 to $50.3 million, mainly due to lower average balances of loans (down $425 million) and lower yields on investments (down 0.73%), partially offset by higher average balances of investments (up $397 million), lower average balances of interest-bearing liabilities (down $62 million) and lower rates paid on interest-bearing deposits (down 0.10%).

Comparing the first half of 2012 with the first half of 2011, net interest income (FTE) decreased $8.8 million or 7.9%, primarily due to a lower average volume of loans (down $414 million) and lower yields on interest earning assets (down 0.44%), partially offset by higher average balances of investments (up $353 million) and lower rates paid on interest-bearing deposits (down 0.11%).

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

At June 30, 2012, purchased FDIC covered loans represented 20 percent of the Company’s loan portfolio. Under the terms of the FDIC loss-sharing agreements, the FDIC is obligated to reimburse the Bank 80 percent of loan interest income foregone on covered loans. Such reimbursements are limited to the lesser of 90 days contractual interest or actual unpaid contractual interest at the time a principal loss is recognized in respect to the underlying loan.

Interest and Fee Income

Interest and fee income (FTE) for the second quarter of 2012 decreased $6.2 million or 10.7% from the same period in 2011. The decrease was caused by lower average balances of loans and lower yields on interest earning assets, partially offset by higher average balances of investments.

The total average balances of loans declined due to decreases in the average balances of commercial real estate loans (down $176 million), taxable commercial loans (down $127 million), residential real estate loans (down $48 million), construction loans (down $39 million), consumer loans (down $20 million) and tax-exempt commercial loans (down $16 million). The average investment portfolio increased largely due to higher average balances of residential collateralized mortgage obligations (up $242 million), municipal securities (up $107 million) and corporate securities (up $79 million), partially offset by a $68 million decrease in average balances of securities of U.S. government sponsored entities. The average yield on the Company's earning assets decreased from 5.59% in the second quarter of 2011 to 5.04% in the corresponding period of 2012. The composite yield on loans declined 0.19% to 5.84%. Lower yields on consumer loans (down 0.88%), real estate residential loans (down 0.29%), tax-exempt commercial loans (down 0.26%) and construction loans (down 0.38%) were offset by higher yields on commercial real estate loans (up 0.17%). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The yield on commercial real estate loans in the second quarter 2012 was elevated due to interest received on nonaccrual loans. The investment yields in general declined due to market rates. The investment portfolio yield decreased 0.73% to 3.95% primarily due to lower yields on municipal securities (down 0.61%), residential collateralized mortgage obligations (down 1.45%) and residential mortgage backed securities (down 0.68%). Offsetting the decrease was a 0.15% increase in yields on corporate securities which contain floating interest rate structures.

Comparing the first half of 2012 with the first half of 2011, interest and fee income (FTE) was down $10.2 million or 8.9%. The decrease resulted from a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments. Average interest earning assets decreased $61 million or 1.5% in the first half of 2012 compared with the first half of 2011 due to a $414 million decrease in average loans and a $353 million increase in average investments. The decrease in the average balance of the loan portfolio was attributable to decreases in average balances of commercial real estate loans (down $168 million), taxable commercial loans (down $130 million), construction loans (down $40 million), residential real estate loans (down $46 million), tax-exempt commercial loans (down $16 million) and consumer loans (down $13 million). The average investment portfolio increased mostly due to higher average balances of municipal securities (up $117 million), residential collateralized mortgage obligations (up $218 million) and corporate securities (up $58 million), partially offset by a $64 million decline in U.S. government sponsored entities.

The average yield on earning assets for the first half of 2012 was 5.15% compared with 5.59% in the first half of 2011. The loan portfolio yield for the first half of 2012 compared with the first half of 2011 was lower by 0.12% mostly due to lower yields on consumer loans (down 0.75%), residential real estate loans (down 0.36%) and tax-exempt commercial loans (down 0.42%), partially offset by higher yields on commercial real estate loans (up 0.22%), taxable commercial loans (up 0.19%) and construction loans (up 0.68%). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The yield on commercial real estate loans in the first half 2011 was elevated due to interest received on nonaccrual loans. The investment portfolio yield decreased 0.60% to 4.09% primarily due to lower yields on municipal securities (down 0.55%), residential collateralized mortgage obligations (down 1.58%), residential mortgage backed securities (down 0.50%) and securities of U.S. government sponsored entities (down 0.19%), partially offset by a 0.21% increase in yields on corporate securities which contain floating interest rate structures.

Interest Expense

Interest expense in the second quarter of 2012 decreased $681 thousand or 31.6% compared with the same period in 2011 due to lower rates paid on interest-bearing deposits and a shift from higher costing deposits and financing to lower cost checking and savings accounts. Checking and savings deposits accounted for 81.7% of total deposits in the second quarter 2012 compared with 79.2% in the same quarter of 2011. Interest-bearing liabilities declined due to lower average balances of FHLB advances (down $22 million), long-term debt (down $11 million), time deposits (down $90 million) and preferred money market savings (down $46 million), partially offset by higher average balances of money market checking accounts (up $46 million), money market savings (up $42 million), regular savings (up $19 million) and term repurchase agreement (up $10 million). Lower average balances of long-term debt were attributable to the redemption of $10 million of subordinated debt in August 2011. The average rate paid on interest-bearing liabilities decreased from 0.30% in the second quarter of 2011 to 0.21% in the same quarter of 2012. Rates on interest-bearing deposits decreased 0.10% to 0.17% primarily due to decreases in rates paid on time deposits less than $100 thousand (down 0.12%), time deposits $100 thousand or more (down 0.10%), preferred money market savings (down 0.11%), money market checking (down 0.07%) and money market savings (down 0.09%).

Comparing the first half of 2012 with the first half of 2011, interest expense declined $1.4 million or 32.0%, due to lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits. Average interest-bearing deposits during the first half of 2012 fell $13 million compared with the same period in 2011 primarily due to declines in the average balances of time deposits less than $100 thousand (down $51 million), time deposits $100 thousand or more (down ($39 million) and preferred money market savings (down $26 million), partially offset by increases in the average balance of money market checking accounts (up $41 million), money market savings (up $38 million) and regular savings (up $25 million). Rates paid on interest-bearing deposits averaged 0.17% during the first half of 2012 compared with 0.28% for the first half of 2011 mainly due to lower rates on money market savings (down 0.10%), preferred money market savings (down 0.12%) and regular savings (down 0.05%), time deposits less than $100 thousand (down 0.04%) and time deposits $100 thousand and more (down 0.15%).

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2012	2011	2012	2011

Yield on earning assets (FTE)	5.04%	5.59%	5.15%	5.59%
Rate paid on interest-bearing liabilities	0.21%	0.30%	0.22%	0.31%
Net interest spread (FTE)	4.83%	5.29%	4.93%	5.28%
Impact of noninterest bearing demand deposits	0.06%	0.09%	0.07%	0.09%
Net interest margin (FTE)	4.89%	5.38%	5.00%	5.37%

During the second quarter of 2012, the net interest margin (FTE) decreased 0.49% compared with the same period in 2011. Lower yields on earning assets were partially offset by lower rates paid on interest-bearing liabilities and resulted in a 0.46% decrease in net interest spread (FTE). The 0.06% net interest margin contribution of noninterest-bearing demand deposits resulted in the net interest margin (FTE) of 4.89%. During the first half of 2012, the net interest margin (FTE) decreased 0.37% compared with the first half of 2011. The net interest spread (FTE) in the first half of 2012 was 4.93% compared with 5.28% in the first half of 2011, the net result of a 0.44% decrease in earning asset yields, partially offset by lower cost of interest-bearing liabilities (down 0.09%).

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

	For the Three Months Ended
	June 30, 2012
			Yields
		Interest	Earned/
	Average	Income/	Rates
	Balance	Expense	Paid
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$449,977	$2,774	2.47%
Tax-exempt (1)	220,724	3,254	5.90%
Held to maturity
Taxable	451,988	2,574	2.28%
Tax-exempt (1)	629,341	8,731	5.55%
Loans:
Commercial:
Taxable	330,485	5,490	6.68%
Tax-exempt (1)	133,591	2,085	6.28%
Commercial real estate	1,046,878	17,531	6.74%
Real estate construction	28,627	300	4.21%
Real estate residential	271,196	2,496	3.68%
Consumer	564,892	6,570	4.68%
Total loans (1)	2,375,669	34,472	5.84%
Total interest-earning assets (1)	4,127,699	$51,805	5.04%
Other assets	846,920
Total assets	$4,974,619

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,579,359	$-	-%
Savings and interest-bearing transaction	1,876,734	308	0.07%
Time less than $100,000	270,549	385	0.57%
Time $100,000 or more	501,110	414	0.33%
Total interest-bearing deposits	2,648,393	1,107	0.17%
Short-term borrowed funds	93,568	21	0.09%
Term repurchase agreement	10,000	24	0.97%
Federal Home Loan Bank advances	25,944	119	1.86%
Debt financing	15,000	201	5.35%
Total interest-bearing liabilities	2,792,905	$1,472	0.21%
Other liabilities	60,163
Shareholders' equity	542,192
Total liabilities and shareholders' equity	$4,974,619
Net interest spread (1) (2)			4.83%
Net interest income and interest margin (1) (3)		$50,333	4.89%

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

	For the Three Months Ended
	June 30, 2011
			Yields
		Interest	Earned/
	Average	Income/	Rates
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$205	$-	-%
Investment securities:
Available for sale
Taxable	467,322	2,914	2.49%
Tax-exempt (1)	271,889	4,242	6.24%
Held to maturity
Taxable	139,411	1,309	3.76%
Tax-exempt (1)	476,305	7,405	6.22%
Loans:
Commercial:
Taxable	457,659	7,619	6.68%
Tax-exempt (1)	149,459	2,436	6.54%
Commercial real estate	1,222,393	20,017	6.57%
Real estate construction	67,323	771	4.59%
Real estate residential	319,323	3,171	3.97%
Consumer	584,937	8,106	5.56%
Total loans (1)	2,801,094	42,120	6.03%
Total interest-earning assets (1)	4,156,226	$57,990	5.59%
Other assets	771,623
Total assets	$4,927,849

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,466,754	$-	-%
Savings and interest-bearing transaction	1,815,513	647	0.14%
Time less than $100,000	318,235	548	0.69%
Time $100,000 or more	543,247	582	0.43%
Total interest-bearing deposits	2,676,995	1,777	0.27%
Short-term borrowed funds	103,177	47	0.18%
Federal Home Loan Bank advances	48,248	128	1.05%
Debt financing and notes payable	26,007	201	3.08%
Total interest-bearing liabilities	2,854,427	$2,153	0.30%
Other liabilities	61,031
Shareholders' equity	545,637
Total liabilities and shareholders' equity	$4,927,849
Net interest spread (1) (2)			5.29%
Net interest income and interest margin (1) (3)		$55,837	5.38%

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

	For the Six Months Ended
	June 30, 2012
			Yields
		Interest	Earned/
	Average	Income/	Rates
	Balance	Expense	Paid
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$430,935	$5,338	2.48%
Tax-exempt (1)	223,032	6,613	5.93%
Held to maturity
Taxable	396,547	4,700	2.37%
Tax-exempt (1)	621,717	17,568	5.65%
Loans:
Commercial:
Taxable	341,280	11,273	6.64%
Tax-exempt (1)	135,669	4,139	6.14%
Commercial real estate	1,068,951	35,780	6.73%
Real estate construction	30,947	852	5.54%
Real estate residential	277,167	5,099	3.68%
Consumer	567,740	13,701	4.85%
Total loans (1)	2,421,754	70,844	5.88%
Total interest-earning assets (1)	4,093,985	$105,063	5.15%
Other assets	908,792
Total assets	$5,002,777

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,577,708	$-	-%
Savings and interest-bearing transaction	1,880,640	634	0.07%
Time less than $100,000	275,642	824	0.60%
Time $100,000 or more	506,768	836	0.33%
Total interest-bearing deposits	2,663,050	2,294	0.17%
Short-term borrowed funds	104,237	48	0.09%
Term repurchase agreement	10,000	49	0.98%
Federal Home Loan Bank advances	25,972	239	1.85%
Debt financing and notes payable	15,000	401	5.35%
Total interest-bearing liabilities	2,818,259	$3,031	0.22%
Other liabilities	62,376
Shareholders' equity	544,434
Total liabilities and shareholders' equity	$5,002,777
Net interest spread (1) (2)			4.93%
Net interest income and interest margin (1) (3)		$102,032	5.00%

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

	For the Six Months Ended
	June 30, 2011
			Yields
		Interest	Earned/
	Average	Income/	Rates
	Balance	Expense	Paid
	(In thousands)
Assets:
Money market assets and funds sold	$440	$-	-%
Investment securities:
Available for sale
Taxable	451,994	5,379	2.38%
Tax-exempt (1)	270,490	8,455	6.25%
Held to maturity
Taxable	131,087	2,601	3.97%
Tax-exempt (1)	465,156	14,498	6.23%
Loans:
Commercial:
Taxable	471,256	15,084	6.45%
Tax-exempt (1)	151,648	4,936	6.56%
Commercial real estate	1,236,921	39,945	6.51%
Real estate construction	71,197	1,717	4.86%
Real estate residential	323,296	6,527	4.04%
Consumer	581,191	16,144	5.60%
Total loans (1)	2,835,509	84,353	6.00%
Total interest-earning assets (1)	4,154,676	$115,286	5.59%
Other assets	779,711
Total assets	$4,934,387

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,464,925	$-	-%
Savings and interest-bearing transaction	1,804,475	1,318	0.15%
Time less than $100,000	326,159	1,040	0.64%
Time $100,000 or more	545,729	1,309	0.48%
Total interest-bearing deposits	2,676,363	3,667	0.28%
Short-term borrowed funds	106,991	109	0.20%
Federal Home Loan Bank advances	52,983	279	1.05%
Debt financing and notes payable	26,161	401	3.06%
Total interest-bearing liabilities	2,862,498	$4,456	0.31%
Other liabilities	61,543
Shareholders' equity	545,421
Total liabilities and shareholders' equity	$4,934,387
Net interest spread (1) (2)			5.28%
Net interest income and interest margin (1) (3)		$110,830	5.37%

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

	For the Three Months Ended June 30, 2012
	Compared with
	For the Three months Ended June 30, 2011
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Investment securities:
Available for sale
Taxable	$(107)	$(33)	$(140)
Tax-exempt (1)	(765)	(223)	(988)
Held to maturity
Taxable	1,949	(684)	1,265
Tax-exempt (1)	2,182	(856)	1,326
Loans:
Commercial:
Taxable	(2,133)	4	(2,129)
Tax-exempt (1)	(255)	(96)	(351)
Commercial real estate	(2,976)	490	(2,486)
Real estate construction	(412)	(59)	(471)
Real estate residential	(455)	(220)	(675)
Consumer	(274)	(1,262)	(1,536)
Total loans (1)	(6,505)	(1,143)	(7,648)
Total decrease in interest and fee income (1)	(3,246)	(2,939)	(6,185)

Interest expense:
Deposits:
Savings and interest-bearing
transaction	21	(360)	(339)
Time less than $100,000	(76)	(87)	(163)
Time $100,000 or more	(43)	(125)	(168)
Total interest-bearing deposits	(98)	(572)	(670)
Short-term borrowed funds	(4)	(22)	(26)
Term repurchase agreement	24	-	24
Federal Home Loan Bank advances	(77)	68	(9)
Debt financing	(108)	108	-
Total decrease in interest expense	(263)	(418)	(681)
Decrease in Net Interest Income (1)	$(2,983)	$(2,521)	$(5,504)

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

	For the Six Months Ended June 30, 2012
	Compared with
	For the Six Months Ended June 30, 2011
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Investment securities:
Available for sale
Taxable	$(242)	$201	$(41)
Tax-exempt (1)	(1,415)	(427)	(1,842)
Held to maturity
Taxable	3,490	(1,391)	2,099
Tax-exempt (1)	4,528	(1,458)	3,070
Loans:
Commercial:
Taxable	(4,237)	426	(3,811)
Tax-exempt (1)	(483)	(314)	(797)
Commercial real estate	(5,457)	1,292	(4,165)
Real estate construction	(1,076)	211	(865)
Real estate residential	(868)	(560)	(1,428)
Consumer	(295)	(2,148)	(2,443)
Total loans (1)	(12,416)	(1,093)	(13,509)
Total decrease in interest and fee income (1)	(6,055)	(4,168)	(10,223)

Interest expense:
Deposits:
Savings and interest-bearingtransaction	57	(741)	(684)
Time less than $100,000	(151)	(65)	(216)
Time $100,000 or more	(83)	(390)	(473)
Total interest-bearing deposits	(177)	(1,196)	(1,373)
Short-term borrowed funds	(2)	(59)	(61)
Term repurchase agreement	49	-	49
Federal Home Loan Bank advances	(21)	(19)	(40)
Debt financing	(216)	216	-
Total decrease in interest expense	(367)	(1,058)	(1,425)
Decrease in Net Interest Income (1)	$(5,688)	$(3,110)	$(8,798)

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

The Company provided $2.8 million and $5.6 million for loan losses in the second quarter and first half of 2012, respectively, unchanged from comparable periods in 2011. The Company recorded purchased County Bank (“County”) and Sonoma loans at estimated fair value upon the acquisition dates, February 6, 2009 and August 20, 2010, respectively. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County loans are “covered” by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. Of the total recorded provision, the Company provided $349 thousand and $839 thousand for purchased loans in the second quarter and first half of 2012, respectively. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary.

For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Service charges on deposit accounts	$7,027	$7,577	$14,122	$15,098
Merchant processing services	2,529	2,391	4,922	4,562
Debit card fees	1,345	1,283	2,508	2,484
ATM processing fees	932	997	1,865	1,932
Other service fees	697	721	1,393	1,411
Trust fees	497	482	986	975
Check sale income	208	212	420	432
Safe deposit rental	193	168	390	337
Financial services commissions	194	117	365	146
Loss on sale of securities	(1,287)	-	(1,287)	-
Other	1,198	1,344	2,518	2,658
Total	$13,533	$15,292	$28,202	$30,035

Noninterest income for the second quarter of 2012 declined by $1.8 million from the same period in 2011. The decline in second quarter 2012 noninterest income is primarily due to a $1.3 million loss realized from the sale of a collateralized mortgage obligation bond whose underlying support tranches began experiencing escalating losses, which began deteriorating the creditworthiness of the bond. Service charges on deposits decreased $550 thousand or 7.3% due to declines in fees charged on overdrawn and insufficient funds accounts (down $680 thousand), partially offset by higher deficit fees charged on analyzed accounts (up $102 thousand). Merchant processing services income increased $138 thousand or 5.8% primarily due to increased transactions.

In the first half of 2012, noninterest income decreased $1.8 million compared with the first half of 2011. The decline in the first half of 2012 noninterest income is primarily due to a $1.3 million loss realized from the sale of a collateralized mortgage obligation bond whose underlying support tranches began experiencing escalating losses, which began deteriorating the creditworthiness of the bond. Service charges on deposits decreased $976 thousand or 6.5% due to declines in fees charged on overdrawn and insufficient funds accounts (down $1.3 million), partially offset by higher deficit fees charged on analyzed accounts (up $264 thousand). Merchant processing services income increased $360 thousand or 7.9% mainly due to increased transactions. Financial services commissions increased $219 thousand from improved sales activities.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2012	2011	2012	2011
	(In thousands)

Salaries and related benefits	$14,494	$14,913	$29,540	$29,988
Occupancy	3,775	4,050	7,709	8,075
Outsourced data processing services	2,078	2,122	4,161	4,578
Settlements	-	2,100	-	2,100
Amortization of identifiable intangibles	1,339	1,480	2,741	3,028
Professional fees	902	1,453	1,669	2,303
Furniture and equipment	1,041	1,038	1,892	1,971
Other real estate owned	3	990	233	1,135
Courier service	793	852	1,578	1,695
Deposit insurance assessments	653	740	1,403	1,960
Loan expense	390	544	1,017	938
Telephone	418	428	794	863
Postage	344	363	716	731
Operational losses	149	341	322	589
Stationery and supplies	247	323	490	646
Advertising and public relations	151	161	303	332
Other noninterest expense	2,572	2,411	4,815	4,700
Total	$29,349	$34,309	$59,383	$65,632

Noninterest expense decreased $5.0 million or 14.5% in the second quarter 2012 compared with the same period in 2011 primarily due to a $2.1 million settlement accrual in the second quarter 2011 and reduced costs related to managing nonperforming assets. Other real estate owned expense decreased $987 thousand mainly due to lower writedowns and maintenance expenses and higher gains on sale of foreclosed assets. Professional fees declined $551 thousand or 37.9% due to lower legal fees. Salaries and related benefits decreased $419 thousand or 2.8% primarily due to employee attrition. Occupancy expense declined $275 thousand or 6.8% mostly due to lower lease rates on bank premises.

In the first half of 2012, noninterest expense decreased $6.2 million or 9.5% compared with the first half of 2011 mainly due to a $2.1 million settlement accrual in 2011 and lower costs related to managing nonperforming assets. Additionally, the first quarter 2011 included $679 thousand in expenses related to pre-integration costs for the acquired Sonoma, primarily outsourced data processing and personnel costs. Sonoma operations were fully integrated in February 2011. Other real estate owned expense decreased $902 thousand mainly due to higher gains on sale of foreclosed assets, partially offset by higher writedowns. Professional fees declined $634 thousand or 27.5% largely due to lower legal fees. Deposit insurance assessments decreased $557 thousand due to a change in assessment rules effective April 1, 2011. Salaries and related benefits decreased $448 thousand or 1.5% primarily due to lower salaries resulting from employee attrition, partially offset by higher employee benefit costs. Outsourced data processing services expense decreased $417 thousand or 9.1%. Occupancy expense declined $366 thousand or 4.5% mostly due to lower lease rates on bank premises and lower maintenance expense.

Provision for Income Tax

During the second quarter of 2012, the Company recorded income tax expense (FTE) of $10.8 million compared with $12.8 million for the second quarter of 2011. The current quarter provision represents an effective tax rate (FTE) of 33.9%, compared with 37.5% for the second quarter of 2011. The decline in tax rate in the second quarter 2012 is attributable to a $968 thousand tax refund from an amended 2006 federal income tax return. This claim for tax refund was processed by the Internal Revenue Service in conjunction with the conclusion of an examination of the Company’s 2008 federal income tax return.

The income tax provision (FTE) was $23.3 million for the first six months of 2012 compared with $26.0 million for the corresponding period of 2011. The first half of 2012 effective tax rate was 35.7% compared to 37.3% for the same period of 2011. The lower tax rate in the first half of 2012 was due to the tax refund described in the preceding paragraph.

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

The Bank’s commercial loan customers are primarily small businesses and professionals. As a result, average loan balances are relatively small, providing risk diversification within the overall loan portfolio. At June 30, 2012, the Bank’s nonaccrual loans reflected this diversification: nonaccrual originated loans with a carrying value totaling $17 million comprised twenty-seven borrowers, nonaccrual purchased non-covered loans with a carrying value totaling $20 million comprised nineteen borrowers, and nonaccrual purchased covered loans with a carrying value totaling $10 million comprised thirty-one borrowers.

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

On February 6, 2009, the Bank purchased loans and repossessed loan collateral of the former County Bank from the FDIC. This purchase transaction included loss-sharing agreements with the FDIC wherein the FDIC and the Bank share losses on the purchased assets. The loss-sharing agreements significantly reduce the credit risk of these purchased assets. In evaluating credit risk, Management separates the Bank’s total loan portfolio between those loans qualifying under the FDIC loss-sharing agreements (referred to as “purchased covered loans”) and loans not qualifying under the FDIC loss-sharing agreements (referred to as “purchased non-covered loans” and “originated loans”). At June 30, 2012, purchased covered loans totaled $463 million, or 20 percent of total loans, originated loans totaled $1.8 billion, or 76 percent and purchased non-covered loans totaled $102 million, or 4 percent of total loans.

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

Management has judged the likelihood of experiencing losses of a magnitude to trigger Second Tier FDIC reimbursement as remote. The Bank’s maximum after-tax exposure to Second Tier losses is $11 million as of June 30, 2012, which would be realized only if all purchased covered assets at June 30, 2012 generated no future cash flows.

Purchased covered assets have declined since the acquisition date, and losses have been primarily offset against the estimated credit risk discount, although some losses exceeding the purchase date estimated credit risk discount have been charged-off against the allowance for credit losses. Purchased covered assets totaled $478 million at June 30, 2012, net of a credit risk discount of $30 million, compared to $554 million at December 31, 2011, net of a credit risk discount of $46 million. Purchased covered assets are evaluated for risk classification without regard to FDIC indemnification such that Management can identify purchased covered assets with potential payment problems and devote appropriate credit administration practices to maximize collections. Classified purchased covered assets without regard to FDIC indemnification totaled $131 million and $168 million at June 30, 2012 and December 31, 2011, respectively. FDIC indemnification limits the Company’s loss exposure to covered classified assets.

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

[The remainder of this page intentionally left blank]

	For the Three Months		For the Six Months
	Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$34,576	$37,014	$35,290	$38,329
Provision for loan losses	2,800	2,800	5,600	5,600
Provision for unfunded commitments	-	-	-	-
Loans charged off
Commercial	(2,696)	(3,663)	(3,558)	(4,987)
Commercial real estate	-	-	(948)	-
Real estate construction	-	-	-	(1,475)
Real estate residential	(62)	(219)	(932)	(527)
Consumer	(1,211)	(1,339)	(2,864)	(3,475)
Purchased covered loans	(247)	-	(612)	-
Purchased non-covered loans	(25)	-	(25)	-
Total chargeoffs	(4,241)	(5,221)	(8,939)	(10,464)
Recoveries of loans previously charged off
Commercial	228	443	617	643
Commercial real estate	33	-	33	-
Real estate construction	196	-	198	-
Real estate residential	-	-	-	-
Consumer	600	665	1,379	1,593
Purchased covered loans	24	-	38	-
Total recoveries	1,081	1,108	2,265	2,236
Net loan losses	(3,160)	(4,113)	(6,674)	(8,228)
Balance, end of period	$34,216	$35,701	$34,216	$35,701
Components:
Allowance for loan losses	$31,523	$33,008
Liability for off-balance sheet credit exposure	2,693	2,693
Allowance for credit losses	$34,216	$35,701
Net loan losses:
Originated loans	$(2,912)	$(4,113)	$(6,075)	$(8,228)
Purchased covered loans	(223)	-	(574)	-
Purchased non-covered loans	(25)	-	(25)	-
Net loan losses as a percentage of average loans (annualized):
Originated loans	0.65%	0.83%	0.67%	0.83%
Purchased covered loans	0.19%	-%	0.23%	-%
Purchased non-covered loans	0.09%	-%	0.04%	-%

The Company's allowance for credit losses is maintained at a level considered appropriate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, FDIC loss-sharing indemnification, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectability of principal is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. In the first quarter 2012, the Company lowered the dollar threshold for loans evaluated for impairment. The Company evaluates all nonaccrual loans with outstanding principal balances in excess of $500 thousand for impairment. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which historical originated criticized and classified credit balances are analyzed using a linear regression model to determine standard loss rates for originated loans. The results of this analysis are applied to originated criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, originated loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Given currently weak economic conditions, Management is applying further analysis to originated consumer loans. Current levels of originated consumer installment loan losses are compared to initial allowance allocations and, based on Management’s judgment, additional allocations are applied, if needed, to estimate losses. For originated residential real estate loans, Management is comparing ultimate loss rates on foreclosed residential real estate properties and applying such loss rates to nonaccrual originated residential real estate loans. Based on this analysis, Management exercises judgment in allocating additional allowance if deemed appropriate to estimate losses on originated residential real estate loans. Last, allocations are made to originated non-criticized and non-classified commercial and commercial real estate loans based on historical loss rates and other statistical data.

Purchased loans were not underwritten using the Company’s credit policies and practices. Thus, the historical loss rates for originated loans are not applied to estimate credit losses for purchased loans. Purchased loans were recorded on the date of purchase at estimated fair value; fair value discounts include a component for estimated credit losses. The Company evaluates all nonaccrual purchased loans with outstanding principal balances in excess of $500 thousand for impairment; the impaired loan value is compared to the recorded investment in the loan, which has been reduced by the credit default discount estimated on the date of purchase. If Management’s impairment analysis determines the impaired loan value is less than the recorded investment in the purchased loan, an allocation of the allowance for credit losses is established, net of estimated FDIC indemnification. For all other purchased loans, Management evaluates historical credit losses on purchased loans, credit default discounts on purchased loans, and other data to evaluate the likelihood of realizing the recorded investment in purchased loans. Management establishes allocations of the allowance for credit losses for any estimated deficiency.

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $34.2 million allowance for credit losses to be adequate as a reserve against credit losses inherent in the loan portfolio as of June 30, 2012.

See Note 4 to the unaudited consolidated financial statements for additional information related to the loan portfolio and allowance for credit losses.

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

The Company’s asset and liability position ranged from “neutral” to slightly “asset sensitive” at June 30, 2012, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. A “neutral” position results in similar amounts of change in interest income and interest expense resulting from application of assumed interest rate changes. A slightly “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Management’s simulation modeling is currently biased toward rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

Management assesses interest rate risk by comparing the Company's most likely earnings plan with various earnings models using many interest rate scenarios that differ in the direction of interest rate changes, the degree of change over time, the speed of change and the projected shape of the yield curve. For example, using the current composition of the Company's balance sheet and assuming an increase of 100 basis points (“bp”) in the federal funds rate and an increase of 60 bp in the 10 year Constant Maturity Treasury Bond yield during the same period, earnings are not estimated to change by a meaningful amount compared to the Company's most likely net income plan for the twelve months ending June 30, 2013. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. In the current operating environment, Management’s objective is to maintain a “neutral” to slightly “asset sensitive” interest rate risk position. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

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

Market Risk - Other

Market values of loan collateral can directly impact the level of loan charge-offs and the provision for loan losses. Market values of mortgages or other assets serving as collateral for investment securities can directly impact the credit quality of the Company’s investment portfolio requiring the Company to recognize other than temporary impairment charges. Other types of market risk, such as foreign currency exchange risk and commodity price risk, are not significant in the normal course of the Company's business activities.

Liquidity and Funding

The Company's routine sources of liquidity are operating earnings, investment securities, consumer and other loans, deposits, and other borrowed funds. During the first half of 2012, operating cash flows provided $48 million to pay $21 million in shareholder dividends and $26 million applied to repurchase Company common stock. During the first half of 2011, the Company’s operating activities generated $62 million in liquidity providing most of the funds to pay common shareholders $21 million in dividends, fund $32 million in stock repurchases and reduce short-term borrowings by $16 million.

During the first half of 2012, investment securities provided $177 million in liquidity from paydowns, maturities and sales, and loans provided $195 million in liquidity from scheduled payments, payoffs and maturities, net of loan fundings. Securities of $543 million were purchased. During the first half of 2011, investment securities provided $165 million in liquidity from paydowns and maturities, and loans provided $146 million in liquidity from scheduled payments, payoffs and maturities, net of loan fundings. The Company purchased securities of $295 million.

At June 30, 2012, the Company’s assets included $321 million in cash and amounts due from other banks from daily transaction settlements. The Bank maintains cash balances for its branches of approximately $50 million to meet the routine needs of its customers. Further, the Bank must maintain approximately $30 million at the Federal Reserve Bank (FRB) to meet its reserve requirement; this reserve requirement is reduced by cash held for branches. Excluding cash for branch needs and cash required at the FRB, cash and amounts due from other banks from daily transaction settlements of approximately $175 million provided excess liquidity, equivalent to four percent of total deposits.

The Company projects $228 million in additional liquidity from investment security paydowns and maturities during the twelve months ending June 30, 2013. At June 30, 2012, $658 million in residential collateralized mortgage obligations (“CMOs”) and residential mortgage backed securities (“MBSs”) were held in the Company's investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. The residential CMOs and MBSs provided $36 million in liquidity from paydowns during the three months ended June 30, 2012. At June 30, 2012, indirect automobile loans totaled $408 million, which were experiencing stable monthly principal payments of approximately $16 million during the second quarter of 2012.

The Company held $1.9 billion in total investment securities at June 30, 2012. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At June 30, 2012, such collateral requirements totaled approximately $896 million. At June 30, 2012, $709 million of the Company's investment securities were classified as “available-for-sale”, and as such, could provide additional liquidity if sold, subject to the Company's ability to meet continuing collateral requirements. In addition, at June 30, 2012, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million, under which $-0- was outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. Management expects the Company could access additional long-term debt financing if desired. In Management's judgment, the Company's liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company.

Management will monitor the Company’s cash levels throughout 2012. Loan demand from credit-worthy borrowers will be dictated by economic and competitive conditions for the remainder of 2012. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service, new regulations and market conditions. The Company does not aggressively solicit higher-costing time deposits; as a result, Management anticipates such deposits will decline. Changes in interest rates, most notably rising interest rates, could impact deposit volumes. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, reduce borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

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

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company's net income as a percentage of average common equity (“return on common equity” or “ROE”) was 15.6% (annualized) in the first half of 2012, 16.1% in 2011 and 18.1% in 2010. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company's executive compensation programs to reinforce shareholders' interests in the Management of the Company. Capital raised through the exercise of stock options totaled $1 million in the first half of 2012, $14 million in 2011 and $17 million in 2010.

The Company paid dividends totaling $21 million in the first half of 2012, $42 million in 2011 and $42 million in 2010, which represent dividends per share of $0.74, $1.45 and $1.44, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 566 thousand shares of common stock valued at $26 million in the first half of 2012, 1.3 million shares valued at $61 million in 2011 and 533 thousand shares valued at $29 million in 2010.

The Company's shareholders' equity decreased $715 thousand during the first half of 2012. The Company earned $42 million in net income, raised $1 million from issuance of stock in connection with exercises of employee stock options, paid $21 million in dividends, and repurchased $26 million in common stock.

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

Capital to Risk-Adjusted Assets

The following summarizes the ratios of capital to risk-adjusted assets for the Company on the dates indicated:

				Minimum	Well-capitalized
	At June 30,		At December 31,	Regulatory	by Regulatory
	2012	2011	2011	Requirement	Definition

Tier I Capital	14.46%	14.58%	14.54%	4.00%	6.00%
Total Capital	15.74%	15.92%	15.83%	8.00%	10.00%
Leverage ratio	8.43%	8.57%	8.38%	4.00%	5.00%

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

				Minimum	Well-capitalized
	At June 30,		At December 31,	Regulatory	by Regulatory
	2012	2011	2011	Requirement	Definition

Tier I Capital	13.85%	14.23%	13.84%	4.00%	6.00%
Total Capital	15.32%	15.75%	15.32%	8.00%	10.00%
Leverage ratio	8.02%	8.32%	7.93%	4.00%	5.00%

FDIC-covered assets are generally included in the 20% risk-weighted category due to loss sharing agreements, which expire on February 5, 2019 as to the residential real estate covered assets and on February 5, 2014 as to non-residential real estate covered assets. Subsequent to such dates, previously FDIC-indemnified assets will generally be included in the 100% risk-weight category.

On June 7, 2012, the Federal Reserve Board invited comment on three proposed rules intended to improve the quality and increase the quantity of capital in the banking industry. The proposals’ provisions which would most affect the regulatory capital requirements of the Company and the Bank:

•	Redefine the type of capital which qualifies as regulatory capital in a manner which is more restrictive than current rules,
•	Introduce a new “Common Equity Tier 1” capital measurement,
•	Establish higher minimum levels of capital,
•	Introduce a “capital conservation buffer,”
•
Increase the risk-weighting of certain assets and commitments, in particular construction loans, loans on nonaccrual status, loans 90 days or more past due, short-term credit commitments, and deferred tax assets, and

•
Alter the risk-weightings on residential real estate loans based on loan quality (underwriting standards and terms) and the loan-to-value ratio determined at time of origination or subsequent restructuring or modification.

Under the proposals, any bank which is unable to maintain its “capital conservation buffer” will be restricted in the payment of shareholder distributions, as an example dividends and share repurchases, and restricted in the payment of discretionary executive compensation. The proposals have phase-in schedules for the various provisions; the higher minimum capital requirements and changed risk-weightings are fully phased-in by January 1, 2015 and the “capital conservation buffer” is fully phased-in by January 1, 2019.

These proposals do not supersede the Federal Deposit Insurance Corporation Improvement Act (FDICIA) requiring federal banking agencies to take prompt corrective action (PCA) to resolve problems of insured depository institutions. The proposals would revise the PCA thresholds to incorporate the proposed regulatory capital minimums, including the newly proposed “common equity tier 1” ratios.

Management has evaluated the current capital structure and assets for the Company and the Bank as of June 30, 2012 assuming (1) the Federal Reserve’s proposed rules were currently fully phased-in and (2) the FDIC indemnification of the Bank’s purchased covered assets had expired, causing an increase in risk-weightings on such assets. Based on this evaluation, the Company and the Bank currently maintain capital in excess of all the proposed regulatory ratios, as follows:

			Proposed	Proforma Measurements as of
	Proposed		Minimum	June 30, 2012 Assuming New
	Minimum	"Well-capitalized"	Plus "Capital	Proposals Fully Phased-in and
	Capital	Under PCA	Conservation	Covered Asset Indemnification
	Requirement	Proposal	Buffer"	Expired
				Company	Bank
Capital Measurement:
Leverage	4.00%	5.00%	4.00%	8.65%	8.22%
Common Equity Tier 1	4.50%	6.50%	7.00%	13.06%	12.47%
Tier I Capital	6.00%	8.00%	8.50%	13.06%	12.47%
Total Capital	8.00%	10.00%	10.50%	14.12%	13.54%

The Company and the Bank intend to maintain regulatory capital in excess of the highest regulatory standard. The Company and the Bank routinely project capital levels by analyzing forecasted earnings, credit quality, securities valuations, shareholder dividends, asset volumes, share repurchase activity, stock option exercise proceeds, and other factors. Based on current capital projections, the Company and the Bank expect to maintain regulatory capital levels exceeding the highest effective regulatory standard and pay quarterly dividends to shareholders. No assurance can be given that changes in capital management plans will not occur.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be undertaken with the approval of the Company's Board of Directors. Interest rate risk and asset valuation risk, as discussed above are the most significant market risks affecting the Company. Other types of market risk, such as foreign currency exchange risk, equity price risk and commodity price risk, are not significant in the normal course of the Company's business activities.

Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2012. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and are effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of its business, the Company is subject to various threatened or filed legal cases resulting from loan collection efforts, transaction processing for deposit accounts, employment practices and other routine business activities. The Company establishes a liability for contingent litigation losses for any legal matter when payments associated with the claims become probable and the costs can be reasonably estimated. Legal costs related to covered assets are eighty percent indemnified under loss-sharing agreements with the FDIC if certain conditions are met.

Item 1A. Risk Factors

The Company’s Form 10-K as of December 31, 2011 includes detailed disclosure about the risks faced by the Company’s business; such risks have not materially changed since the Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.
(b) None
(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended June 30, 2012.

			(c)	(d)
			Total Number	Maximum Number
			of Shares	of Shares that May
	(a)	(b)	Purchased as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans
Period	Shares Purchased	Paid per Share	Plans or Programs*	or Programs
(In thousands, except per share data)
April 1
through	102	$46.58	102	1,018
April 30
May 1
through	182	45.16	182	836
May 31
June 1
through	33	43.59	33	803
June 30
Total	317	$45.45	317	803

* Includes 3 thousand, 5 thousand and -0- thousand shares purchased in April, May and June, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the second quarter of 2012 pursuant to a program approved by the Board of Directors on July 28, 2011, authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2012.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

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

/s/ JOHN "ROBERT" THORSON
John "Robert" Thorson
Senior Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer)

Date: August 2, 2012

EXHIBIT INDEX

Exhibit 10 (s)*: 2012 Amended and Restated Stock Option Plan of 1995, incorporated by reference to the Company’s definitive proxy statement pursuant to Regulation 14A filed with the Securities and Exchange Commission on March 13, 2012

Exhibit 31.1:  Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:  Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101:  Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011; (ii) Consolidated Balance Sheets at June 30, 2012, and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.

* Indicates management contract or compensatory plan or arrangement