Form 10-Q
period 2012-09-30
WESTAMERICA BANCORPORATION
filed 2012-11-02
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission file number: 001-9383
WESTAMERICA BANCORPORATION
(Exact Name of Registrant as Specified in Its Charter)

CALIFORNIA	94-2156203
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                         No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of October 26, 2012
Common Stock, No Par Value	27,386,000

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

PART I - FINANCIAL INFORMATION
Item 1     Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)
	At September 30,	At December 31,
	2012	2011
	(In thousands)
Assets:
Cash and due from banks	$367,964	$530,045
Investment securities available for sale	738,462	638,753
Investment securities held to maturity, with fair values of: $1,190,345 at September 30, 2012, $947,493 at December 31, 2011	1,158,731	922,803
Purchased covered loans	418,364	535,278
Purchased non-covered loans	82,676	125,921
Originated loans	1,708,414	1,862,607
Allowance for loan losses	(30,966)	(32,597)
Total loans	2,178,488	2,491,209
Non-covered other real estate owned	14,842	26,500
Covered other real estate owned	12,437	19,135
Premises and equipment, net	38,386	36,548
Identifiable intangibles, net	24,553	28,629
Goodwill	121,673	121,673
Other assets	204,091	226,866
Total Assets	$4,859,627	$5,042,161

Liabilities:
Deposits:
Noninterest bearing deposits	$1,594,379	$1,562,254
Interest bearing deposits:
Transaction	745,852	734,988
Savings	1,133,788	1,148,178
Time	656,538	804,501
Total deposits	4,130,557	4,249,921
Short-term borrowed funds	55,630	115,689
Federal Home Loan Bank advances	25,855	26,023
Term repurchase agreement	10,000	10,000
Debt financing	15,000	15,000
Other liabilities	63,744	66,887
Total Liabilities	4,300,786	4,483,520

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares
Issued and outstanding: 27,396 at September 30, 2012, 28,150 at December 31, 2011	371,211	377,775
Deferred compensation	3,101	3,060
Accumulated other comprehensive income	14,454	11,369
Retained earnings	170,075	166,437
Total Shareholders' Equity	558,841	558,641
Total Liabilities and Shareholders' Equity	$4,859,627	$5,042,161

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$31,779	$39,899	$101,180	$122,534
Investment securities available for sale	4,918	5,526	14,644	16,428
Investment securities held to maturity	8,575	6,551	24,646	18,597
Total Interest and Fee Income	45,272	51,976	140,470	157,559
Interest Expense:
Deposits	1,020	1,677	3,314	5,344
Short-term borrowed funds	15	62	63	170
Term repurchase agreement	25	14	74	14
Federal Home Loan Bank advances	122	118	361	398
Debt financing and notes payable	200	200	601	601
Total Interest Expense	1,382	2,071	4,413	6,527
Net Interest Income	43,890	49,905	136,057	151,032
Provision for Loan Losses	2,800	2,800	8,400	8,400
Net Interest Income After Provision For Loan Losses	41,090	47,105	127,657	142,632
Noninterest Income:
Service charges on deposit accounts	6,847	7,430	20,969	22,529
Merchant processing services	2,411	2,358	7,333	6,921
Debit card fees	1,308	1,269	3,816	3,752
ATM processing fees	782	980	2,648	2,911
Trust fees	540	432	1,526	1,407
Financial services commissions	175	111	540	257
Loss on sale of securities	-	-	(1,287)	-
Other	2,563	2,625	7,283	7,462
Total Noninterest Income	14,626	15,205	42,828	45,239
Noninterest Expense:
Salaries and related benefits	14,294	14,401	43,833	44,388
Occupancy	3,901	4,010	11,609	12,085
Outsourced data processing services	2,156	2,165	6,318	6,743
Amortization of identifiable intangibles	1,336	1,477	4,076	4,505
Furniture and equipment	991	943	2,883	2,915
Professional fees	786	1,185	2,455	3,489
Courier service	772	840	2,350	2,535
Other real estate owned	679	700	912	1,835
Settlements	-	-	-	2,100
Other	4,354	5,662	14,215	16,419
Total Noninterest Expense	29,269	31,383	88,651	97,014
Income Before Income Taxes	26,447	30,927	81,834	90,857
Provision for income taxes	6,425	8,495	19,843	24,774
Net Income	$20,022	$22,432	$61,991	$66,083

Average Common Shares Outstanding	27,513	28,433	27,769	28,739
Diluted Average Common Shares Outstanding	27,565	28,498	27,821	28,879
Per Common Share Data:
Basic earnings	$0.73	$0.79	$2.23	$2.30
Diluted earnings	0.73	0.79	2.23	2.29
Dividends paid	0.37	0.36	1.11	1.08

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$20,022	$22,432	$61,991	$66,083
Other comprehensive income:
Increase in net unrealized gains on securities available for sale	2,441	4,376	5,277	18,307
Deferred tax expense	(1,026)	(1,841)	(2,219)	(7,698)
Increase in net unrealized gains on securities available for sale, net of tax	1,415	2,535	3,058	10,609
Post-retirement benefit transition obligation amortization	15	15	45	45
Deferred tax expense	(6)	(6)	(18)	(18)
Post-retirement benefit transition obligation amortization, net of tax	9	9	27	27
Total other comprehensive income	1,424	2,544	3,085	10,636
Total comprehensive income	$21,446	$24,976	$65,076	$76,719

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2010	29,090	$378,885	$2,724	$159	$163,519	$545,287
Net income for the period					66,083	66,083
Other comprehensive income				10,636		10,636
Exercise of stock options	150	6,234				6,234
Tax benefit increase upon exercise of stock options		6				6
Restricted stock activity	15	455	336			791
Stock based compensation		1,080				1,080
Stock awarded to employees	2	75				75
Purchase and retirement of stock	(956)	(12,337)			(32,725)	(45,062)
Dividends					(31,142)	(31,142)
Balance, September 30, 2011	28,301	$374,398	$3,060	$10,795	$165,735	$553,988

Balance, December 31, 2011	28,150	$377,775	$3,060	$11,369	$166,437	$558,641
Net income for the period					61,991	61,991
Other comprehensive income				3,085		3,085
Exercise of stock options	69	2,917				2,917
Tax benefit decrease upon exercise of stock options		(9)				(9)
Restricted stock activity	11	482	41			523
Stock based compensation		1,180				1,180
Stock awarded to employees	2	74				74
Purchase and retirement of stock	(836)	(11,208)			(27,478)	(38,686)
Dividends					(30,875)	(30,875)
Balance, September 30, 2012	27,396	$371,211	$3,101	$14,454	$170,075	$558,841

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2012	2011
	(In thousands)
Operating Activities:
Net income	$61,991	$66,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,574	10,460
Loan loss provision	8,400	8,400
Net amortization of deferred loan fees	(402)	(295)
Decrease in interest income receivable	1,183	74
(Increase) decrease in other assets	(155)	944
Increase in income taxes payable	500	805
(Increase) decrease in net deferred tax asset	(7,370)	1,365
Decrease in interest expense payable	(97)	(1,196)
Increase (decrease) in other liabilities	12,696	(551)
Stock option compensation expense	1,180	1,080
Tax benefit decrease (increase) upon exercise of stock options	9	(6)
Loss on sale of securities available for sale	1,287	-
Gain on sale of other assets	(656)	(800)
Net loss (gain) on sale of premises and equipment	78	(398)
Originations of mortgage loans for resale	(597)	(450)
Net proceeds from sale of mortgage loans originated for resale	626	471
Net gain on sale of foreclosed assets	(2,545)	(280)
Writedown of foreclosed assets	3,033	1,326
Net Cash Provided by Operating Activities	89,735	87,032

Investing Activities:
Net repayments of loans	296,278	240,524
Proceeds from FDIC1 loss-sharing indemnification	25,768	7,956
Purchases of investment securities available for sale	(211,349)	(208,707)
Purchases of investment securities held to maturity	(410,829)	(233,966)
Proceeds from sale/maturity/calls of securities available for sale	116,916	204,168
Proceeds from maturity/calls of securities held to maturity	156,363	61,737
Net change in FRB2/FHLB3 securities	1,336	(12,698)
Proceeds from sale of foreclosed assets	23,155	17,702
Purchases of premises and equipment	(3,875)	(2,198)
Proceeds from sale of premises and equipment	-	640
Net Cash Provided by Investing Activities	(6,237)	75,158

Financing Activities:
Net change in deposits	(118,868)	60,375
Net change in short-term borrowings and FHLB3 advances	(60,058)	(21,640)
Repayments of notes payable and debt financing	-	(10,000)
Exercise of stock options	2,917	6,234
Tax benefit (decrease) increase upon exercise of stock options	(9)	6
Repurchases/retirement of stock	(38,686)	(45,062)
Dividends paid	(30,875)	(31,142)
Net Cash Used in Financing Activities	(245,579)	(41,229)
Net Change In Cash and Due from Banks	(162,081)	120,961
Cash and Due from Banks at Beginning of Period	530,045	338,793
Cash and Due from Banks at End of Period	$367,964	$459,754

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$6,362	$33,196
Supplemental disclosure of cash flow activities:
Interest paid for the period	5,091	9,028
Income tax payments for the period	27,466	22,604

See accompanying notes to unaudited consolidated financial statements.
1 Federal Deposit Insurance Corporation ("FDIC")
2 Federal Reserve Bank ("FRB")
3 Federal Home Loan Bank ("FHLB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

FASB ASU 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, was issued October 2012 to provide guidance for consistently measuring an indemnification asset subsequent to acquisition.  Subsequent accounting for changes in the measurement of the indemnification asset should be on the same basis as a change in the assets subject to indemnification.  Any amortization of changes in value is limited to the shorter of the contractual term of the indemnification agreement or the remaining life of the indemnified assets.  The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, with early adoption permitted.  The amendments will not have a material effect on the Company’s financial statements at the date of adoption.

Note 3:  Investment Securities

The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follow:

	Investment Securities Available for Sale At September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,524	$45	$-	$3,569
Securities of U.S. Government sponsored entities	85,319	323	-	85,642
Residential mortgage-backed securities	61,206	4,661	(1)	65,866
Commercial mortgage-backed securities	4,206	82	-	4,288
Obligations of States and political subdivisions	210,258	15,627	(236)	225,649
Residential collateralized mortgage obligations	106,609	1,435	(288)	107,756
Asset-backed securities	16,541	5	(193)	16,353
FHLMC and FNMA stock	824	288	(40)	1,072
Corporate securities	222,563	2,646	(750)	224,459
Other securities	2,147	1,699	(38)	3,808
Total	$713,197	$26,811	$(1,546)	$738,462

The amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follow:

	Investment Securities Held to Maturity At September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$3,739	$29	$-	$3,768
Residential mortgage-backed securities	77,166	2,469	(6)	79,629
Obligations of States and political subdivisions	651,747	25,496	(82)	677,161
Residential collateralized mortgage obligations	426,079	4,291	(583)	429,787
Total	$1,158,731	$32,285	$(671)	$1,190,345

The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follow:

	Investment Securities Available for Sale At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,537	$59	$-	$3,596
Securities of U.S. Government sponsored entities	117,150	375	(53)	117,472
Residential mortgage-backed securities	84,961	5,457	(10)	90,408
Commercial mortgage-backed securities	4,506	27	(3)	4,530
Obligations of States and political subdivisions	234,522	11,839	(268)	246,093
Residential collateralized mortgage obligations	49,111	2,053	-	51,164
Asset-backed securities	7,566	-	(260)	7,306
FHLMC and FNMA stock	824	1,027	(4)	1,847
Corporate securities	114,286	203	(2,290)	112,199
Other securities	2,302	1,884	(48)	4,138
Total	$618,765	$22,924	$(2,936)	$638,753

The amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follow:

	Investment Securities Held to Maturity At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Residential mortgage-backed securities	$54,869	$1,532	$(77)	$56,324
Obligations of States and political subdivisions	625,390	23,581	(496)	648,475
Residential collateralized mortgage obligations	242,544	2,781	(2,631)	242,694
Total	$922,803	$27,894	$(3,204)	$947,493

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table:

	At September 30, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$42,448	$42,703	$9,385	$9,532
Over 1 to 5 years	322,278	325,349	167,756	172,534
Over 5 to 10 years	61,047	65,023	260,070	270,793
Over 10 years	112,432	122,597	218,275	228,070
Subtotal	538,205	555,672	655,486	680,929
Mortgage-backed securities and residential collateralized mortgage obligations	172,021	177,910	503,245	509,416
Other securities	2,971	4,880	-	-
Total	$713,197	$738,462	$1,158,731	$1,190,345

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table:

	At December 31, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$37,785	$37,967	$12,056	$12,121
Over 1 to 5 years	242,766	241,945	158,438	162,791
Over 5 to 10 years	63,442	65,919	307,504	321,922
Over 10 years	133,068	140,835	147,392	151,641
Subtotal	477,061	486,666	625,390	648,475
Mortgage-backed securities and residential collateralized mortgage obligations	138,578	146,102	297,413	299,018
Other securities	3,126	5,985	-	-
Total	$618,765	$638,753	$922,803	$947,493

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At September 30, 2012 and December 31, 2011, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale At September 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Residential mortgage-backed securities	$170	$(1)	$36	$-	$206	$(1)
Obligations of States and political subdivisions	2,403	(41)	9,415	(195)	11,818	(236)
Residential collateralized mortgage obligations	65,215	(288)	-	-	65,215	(288)
Asset-backed securities	-	-	11,318	(193)	11,318	(193)
FHLMC and FNMA stock	309	(36)	1	(4)	310	(40)
Corporate securities	4,841	(50)	39,300	(700)	44,141	(750)
Other securities	-	-	1,962	(38)	1,962	(38)
Total	$72,938	$(416)	$62,032	$(1,130)	$134,970	$(1,546)

An analysis of gross unrealized losses of investment securities held to maturity follows:

	Investment Securities Held to Maturity At September 30, 2012
	Less than 12 months		12 months or longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Residential mortgage-backed securities	$754	$(6)	$-	$-	$754	$(6)
Obligations of States and political subdivisions	9,279	(67)	2,755	(15)	12,034	(82)
Residential collateralized mortgage obligations	37,907	(532)	6,412	(51)	44,319	(583)
Total	$47,940	$(605)	$9,167	$(66)	$57,107	$(671)

The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments.  The Company evaluates securities on a quarterly basis including changes in security ratings issued by ratings agencies, changes in the financial condition of the issuer, and, for mortgage-related and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure, and remaining credit enhancement as compared to expected credit losses of the security. During the second quarter 2012, the Company transferred one residential collateralized mortgage obligation with a carrying value of $9,077 thousand from the held to maturity portfolio to the available for sale portfolio. The residential collateralized mortgage obligation was subsequently sold due to a decline in the credit worthiness from increased losses on subordinate tranches. Substantially all securities owned at September 30, 2012 continue to be investment grade rated by one or more major rating agencies.

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2012.

The fair values of the investment securities could decline in the future if interest rates rise, the general economy deteriorates, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines.  As a result, other than temporary impairments may occur in the future due to increased risk of default.

As of September 30, 2012, $833,972 thousand of investment securities were pledged to secure public deposits and short-term funding needs, compared to $903,807 thousand at December 31, 2011.

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale At December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$35,051	$(53)	$-	$-	$35,051	$(53)
Residential mortgage-backed securities	3,443	(10)	-	-	3,443	(10)
Commercial mortgage-backed securities	-	-	1,347	(3)	1,347	(3)
Obligations of States and political subdivisions	5,803	(61)	15,015	(207)	20,818	(268)
Asset-backed securities	-	-	7,306	(260)	7,306	(260)
FHLMC and FNMA stock	-	-	1	(4)	1	(4)
Corporate securities	32,048	(1,516)	24,226	(774)	56,274	(2,290)
Other securities	-	-	1,953	(48)	1,953	(48)
Total	$76,345	$(1,640)	$49,848	$(1,296)	$126,193	$(2,936)

An analysis of gross unrealized losses of investment securities held to maturity follows:

	Investment Securities Held to Maturity At December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Residential mortgage-backed securities	$14,032	$(77)	$-	$-	$14,032	$(77)
Obligations of States and political subdivisions	38,026	(334)	6,441	(162)	44,467	(496)
Residential collateralized mortgage obligations	50,355	(373)	15,443	(2,258)	65,798	(2,631)
Total	$102,413	$(784)	$21,884	$(2,420)	$124,297	$(3,204)

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	For the Three Months		For the Nine Months
	Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Taxable	$5,705	$4,624	$15,742	$12,604
Tax-exempt	7,788	7,453	23,548	22,421
Total interest income from investment securities	$13,493	$12,077	$39,290	$35,025

Note 4: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following table.

	At September 30, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$350,229	$646,450	$8,896	$236,310	$466,529	$1,708,414
Purchased covered loans:
Impaired	321	8,266	2,260	-	258	11,105
Non impaired	67,921	279,619	9,450	9,823	67,687	434,500
Purchase discount	(9,816)	(16,558)	(366)	(433)	(68)	(27,241)
Purchased non-covered loans:
Impaired	1,656	7,131	-	-	298	9,085
Non impaired	10,983	42,842	1,619	3,428	20,214	79,086
Purchase discount	(845)	(2,078)	(95)	(474)	(2,003)	(5,495)
Total	$420,449	$965,672	$21,764	$248,654	$552,915	$2,209,454

	At December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$398,446	$704,655	$14,580	$271,111	$473,815	$1,862,607
Purchased covered loans:
Impaired	1,296	20,697	2,977	-	262	25,232
Non impaired	117,777	333,428	13,372	13,016	78,735	556,328
Purchase discount	(19,535)	(22,318)	(2,473)	(524)	(1,432)	(46,282)
Purchased non-covered loans:
Impaired	2,262	17,090	-	-	638	19,990
Non impaired	14,129	67,045	6,076	3,598	25,294	116,142
Purchase discount	(1,013)	(6,101)	(95)	(474)	(2,528)	(10,211)
Total	$513,362	$1,114,496	$34,437	$286,727	$574,784	$2,523,806

Changes in the carrying amount of impaired purchased covered loans were as follows:

	For the Nine Months Ended September 30, 2012	For the Year Ended December 31, 2011
Impaired purchased covered loans	(In thousands)
Carrying amount at the beginning of the period	$18,591	$33,556
Reductions during the period	(10,156)	(14,965)
Carrying amount at the end of the period	$8,435	$18,591

Changes in the carrying amount of impaired purchased non-covered loans were as follows:

	For the Nine Months Ended September 30, 2012	For the Year Ended December 31, 2011
Impaired purchased non-covered loans	(In thousands)
Carrying amount at the beginning of the period	$15,572	$33,725
Reductions during the period	(8,285)	(18,153)
Carrying amount at the end of the period	$7,287	$15,572

Changes in the accretable yield for purchased loans were as follows:

	For the Nine Months Ended September 30, 2012	For the Year Ended December 31, 2011
Accretable yield for purchased loans	(In thousands)
Balance at the beginning of the period	$9,990	$6,089
Reclassification from nonaccretable difference	8,290	16,906
Accretion	(12,962)	(13,005)
Disposals and other	-	-
Balance at the end of the period	$5,318	$9,990

Accretion	$(12,962)	$(13,005)
Reduction in FDIC indemnification asset	9,823	9,315
(Increase) in interest income	$(3,139)	$(3,690)

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses For the Three Months Ended September 30, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,330	$9,899	$2,681	$602	$3,031	$-	$240	$8,740	$31,523
Additions:
Provision	829	587	(87)	103	894	535	1,105	(1,166)	2,800
Deductions:
Chargeoffs	(65)	(168)	(2,091)	(224)	(1,439)	(535)	(111)	-	(4,633)
Recoveries	500	145	26	-	589	-	16	-	1,276
Net loan recoveries (losses)	435	(23)	(2,065)	(224)	(850)	(535)	(95)	-	(3,357)
Balance at end of period	7,594	10,463	529	481	3,075	-	1,250	7,574	30,966
Liability for off-balance sheet credit exposure	1,642	14	2	-	402	-	-	633	2,693
Total allowance for credit losses	$9,236	$10,477	$531	$481	$3,477	$-	$1,250	$8,207	$33,659

	Allowance for Credit Losses For the Nine Months Ended September 30, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,012	$10,611	$2,342	$781	$3,072	$-	$-	$9,779	$32,597
Additions:
Provision	4,088	790	54	856	2,338	560	1,919	(2,205)	8,400
Deductions:
Chargeoffs	(3,623)	(1,116)	(2,091)	(1,156)	(4,303)	(560)	(723)	-	(13,572)
Recoveries	1,117	178	224	-	1,968	-	54	-	3,541
Net loan losses	(2,506)	(938)	(1,867)	(1,156)	(2,335)	(560)	(669)	-	(10,031)
Balance at end of period	7,594	10,463	529	481	3,075	-	1,250	7,574	30,966
Liability for off-balance sheet credit exposure	1,642	14	2	-	402	-	-	633	2,693
Total allowance for credit losses	$9,236	$10,477	$531	$481	$3,477	$-	$1,250	$8,207	$33,659

	Allowance for Credit Losses For the Three Months Ended September 30, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Purchased Covered Loans	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,729	$10,241	$3,959	$466	$3,522	$8,091	$-	$33,008
Additions:
Provision	539	1,422	(826)	317	539	381	428	2,800
Deductions:
Chargeoffs	(799)	(398)	(452)	-	(1,575)	-	(428)	(3,652)
Recoveries	190	-	-	-	547	-	-	737
Net loan losses	(609)	(398)	(452)	-	(1,028)	-	(428)	(2,915)
Balance at end of period	6,659	11,265	2,681	783	3,033	8,472	-	32,893
Liability for off-balance sheet credit exposure	1,835	1	62	-	150	645	-	2,693
Total allowance for credit losses	$8,494	$11,266	$2,743	$783	$3,183	$9,117	$-	$35,586

	Allowance for Credit Losses For the Nine Months Ended September 30, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Purchased Covered Loans	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,094	$9,607	$3,260	$617	$6,372	$7,686	$-	$35,636
Additions:
Provision	3,518	2,057	1,347	693	(429)	786	428	8,400
Deductions:
Chargeoffs	(5,786)	(399)	(1,926)	(527)	(5,050)	-	(428)	(14,116)
Recoveries	833	-	-	-	2,140	-	-	2,973
Net loan losses	(4,953)	(399)	(1,926)	(527)	(2,910)	-	(428)	(11,143)
Balance at end of period	6,659	11,265	2,681	783	3,033	8,472	-	32,893
Liability for off-balance sheet credit exposure	1,835	1	62	-	150	645	-	2,693
Total allowance for credit losses	$8,494	$11,266	$2,743	$783	$3,183	$9,117	$-	$35,586

The recorded investment in loans evaluated for impairment follows:

	Recorded Investment in Loans and Related Impairment Method At September 30, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$3,109	$87	$-	$-	$-	$-	$1,011	$-	$4,207
Collectively evaluated for impairment	6,127	10,390	531	481	3,477	-	239	8,207	29,452
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$9,236	$10,477	$531	$481	$3,477	$-	$1,250	$8,207	$33,659
Carrying value of loans:
Individually evaluated for impairment	$9,286	$1,563	$-	$-	$-	$3,874	$17,751	$-	$32,474
Collectively evaluated for impairment	340,943	644,887	8,896	236,310	466,529	71,515	392,178	-	2,161,258
Purchased loans with evidence of credit deterioration	-	-	-	-	-	7,287	8,435	-	15,722
Total	$350,229	$646,450	$8,896	$236,310	$466,529	$82,676	$418,364	$-	$2,209,454

	Recorded Investment in Loans and Related Impairment Method At December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$-	$229	$1,794	$-	$-	$-	$-	$-	$2,023
Collectively evaluated for impairment	7,672	10,382	582	781	3,270	-	-	10,580	33,267
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$7,672	$10,611	$2,376	$781	$3,270	$-	$-	$10,580	$35,290
Carrying value of loans:
Individually evaluated for impairment	$-	$1,399	$3,126	$-	$-	$5,611	$5,988	$-	$16,124
Collectively evaluated for impairment	398,446	703,256	11,454	271,111	473,815	104,738	510,699	-	2,473,519
Purchased loans with evidence of credit deterioration	-	-	-	-	-	15,572	18,591	-	34,163
Total	$398,446	$704,655	$14,580	$271,111	$473,815	$125,921	$535,278	$-	$2,523,806

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At September 30, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$319,117	$582,830	$7,988	$233,582	$464,721	$49,461	$287,125	$1,944,824
Special mention	12,509	29,439	436	471	264	9,265	23,270	75,654
Substandard	14,030	34,181	472	2,257	1,148	27,938	133,665	213,691
Doubtful	4,573	-	-	-	11	1,507	1,445	7,536
Loss	-	-	-	-	385	-	100	485
Default risk purchase discount	-	-	-	-	-	(5,495)	(27,241)	(32,736)
Total	$350,229	$646,450	$8,896	$236,310	$466,529	$82,676	$418,364	$2,209,454

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$360,279	$646,078	$10,413	$264,861	$471,783	$63,955	$372,560	$2,189,929
Special mention	17,247	29,103	341	1,961	600	15,701	32,365	97,318
Substandard	20,695	29,474	3,826	4,289	1,014	52,994	175,410	287,702
Doubtful	225	-	-	-	66	3,444	1,070	4,805
Loss	-	-	-	-	352	38	155	545
Default risk purchase discount	-	-	-	-	-	(10,211)	(46,282)	(56,493)
Total	$398,446	$704,655	$14,580	$271,111	$473,815	$125,921	$535,278	$2,523,806

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At September 30, 2012
	Current and Accruing	30-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$337,996	$2,049	$-	$10,184	$350,229
Commercial real estate	631,559	12,344	-	2,547	646,450
Construction	8,896	-	-	-	8,896
Residential real estate	235,464	567	-	279	236,310
Consumer installment & other	461,795	4,272	433	29	466,529
Total originated loans	1,675,710	19,232	433	13,039	1,708,414
Purchased non-covered loans	69,428	3,164	1	10,083	82,676
Purchased covered loans	390,684	7,023	59	20,598	418,364
Total	$2,135,822	$29,419	$493	$43,720	$2,209,454

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2011
	Current and Accruing	30-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$388,322	$6,953	$-	$3,171	$398,446
Commercial real estate	679,633	16,967	1,626	6,429	704,655
Construction	10,664	570	-	3,346	14,580
Residential real estate	262,917	5,648	-	2,546	271,111
Consumer installment & other	467,015	6,324	421	55	473,815
Total originated loans	1,808,551	36,462	2,047	15,547	1,862,607
Purchased non-covered loans	101,585	1,095	34	23,207	125,921
Purchased covered loans	501,823	18,902	241	14,312	535,278
Total	$2,411,959	$56,459	$2,322	$53,066	$2,523,806

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Three Months		For the Nine Months
	Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$767	$1,104	$2,345	$4,373
Less: Interest income recognized on nonaccrual loans	(684)	(1,010)	(2,021)	(3,886)
Total reduction of interest income	$83	$94	$324	$487

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2012 and December 31, 2011.

The following summarizes impaired loans:

	Impaired Loans At September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$6,947	$14,904	$-
Commercial real estate	21,152	18,086	-
Construction	5,489	7,114	-
Residential real estate	713	713	-
Consumer installment and other	2,134	2,137	-

Impaired loans with an allowance recorded:
Commercial	14,906	15,676	3,979
Commercial real estate	739	739	87
Construction	1,172	1,172	141

Total:
Commercial	$21,853	$30,580	$3,979
Commercial real estate	21,891	18,825	87
Construction	6,661	8,286	141
Residential real estate	713	713	-
Consumer installment and other	2,134	2,137	-

	Impaired Loans At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$5,483	$11,727	$-
Commercial real estate	33,095	43,793	-
Construction	4,194	7,209	-
Consumer installment and other	2,990	3,658	-

Impaired loans with an allowance recorded:
Commercial real estate	1,399	1,399	229
Construction	3,126	3,183	1,794

Total:
Commercial	$5,483	$11,727	$-
Commercial real estate	34,494	45,192	229
Construction	7,320	10,392	1,794
Consumer installment and other	2,990	3,658	-

Impaired loans may include troubled debt restructured loans. Impaired loans at September 30, 2012, included no troubled debt restructured loans. Impaired loans at December 31, 2011, included $3,126 thousand of restructured loans, which were on nonaccrual status.

	Impaired Loans
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2012		2011		2012		2011
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$16,980	$71	$10,950	$39	$12,772	$188	$16,664	$548
Commercial real estate	26,302	210	33,978	520	28,079	937	39,098	1,249
Construction	8,081	29	17,065	122	6,891	188	21,839	295
Residential real estate	1,158	-	225	-	712	-	374	-
Consumer installment and other	2,493	9	2,474	7	2,618	35	2,444	24
Total	$55,014	$319	$64,692	$688	$51,072	$1,348	$80,419	$2,116

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At September 30, 2012
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	2	$326	$303	$-
Commercial real estate	1	1,388	1,433	-
Total	3	$1,714	$1,736	$-

	Troubled Debt Restructurings At December 31, 2011
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	2	$326	$321	$-
Construction	1	3,183	3,126	1,794
Total	3	$3,509	$3,447	$1,794

No loans were modified that were considered troubled debt restructurings during the three months ended September 30, 2012. During the nine months ended September 30, 2012, the Company modified two loans with a carrying value totaling $1,817 thousand that were considered troubled debt restructurings. During the three and nine months ended September 30, 2011, the Company modified one loan with a carrying value of $3,183 thousand that was considered a troubled debt restructuring. The concessions granted in the restructuring completed during the first nine months of 2012 and 2011 largely consisted of modification of payment terms extending the maturity date to allow for deferred principal repayment.

During the three months ended September 30, 2012, no troubled debt restructurings defaulted. During the nine months ended September 30, 2012, a construction loan with a carrying value of $3,068 thousand defaulted. During the three and nine months ended September 30, 2011, no troubled debt restructurings were in default.

The Company pledges loans to secure borrowings from the Federal Home Loan Bank (FHLB). At September 30, 2012, loans pledged to secure borrowing totaled $46,168 thousand compared with $69,145 thousand at December 31, 2011. The amount of loans pledged exceeds collateral requirements. The loans restricted due to collateral requirements approximate $35,638 thousand and $35,894 thousand at September 30, 2012 and December 31, 2011, respectively. The FHLB does not have the right to sell or repledge such loans.

There were no loans held for sale at September 30, 2012 and December 31, 2011.

Note 5: Concentration of Credit Risk

The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments and standby letters of credit related to real estate loans of $69,738 thousand and $77,988 thousand at September 30, 2012 and December 31, 2011, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans.

Note 6: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the nine months ended September 30, 2012 and 2011.

The carrying values of goodwill were (in thousands):

September 30, 2012	$121,673
December 31, 2011	$121,673

Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the nine months ended September 30, 2012 and 2011, no such adjustments were recorded.

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At September 30,		At December 31,
	2012		2011
	(In thousands)
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Core Deposit Intangibles	$56,808	$(33,766)	$56,808	$(30,070)
Merchant Draft Processing Intangible	10,300	(8,789)	10,300	(8,409)
Total Identifiable Intangible Assets	$67,108	$(42,555)	$67,108	$(38,479)

As of September 30, 2012, the current year and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
For the nine months ended September 30, 2012 (actual)	$3,696	$380	$4,076
Estimate for year ended December 31, 2012	4,868	500	5,368
2013	4,304	400	4,704
2014	3,946	324	4,270
2015	3,594	262	3,856
2016	3,292	212	3,504
2017	2,853	164	3,017

Note 7: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $322,990 thousand and $348,621 thousand at September 30, 2012 and December 31, 2011, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $25,939 thousand and $27,221 thousand at September 30, 2012 and December 31, 2011, respectively. The Company also had commitments for commercial and similar letters of credit of $514 thousand and $454 thousand at September 30, 2012 and December 31, 2011, respectively.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount is reasonably estimable. Legal costs related to covered assets are eighty percent indemnified under loss-sharing agreements with the FDIC if certain conditions are met.

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

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 includes mortgage-backed securities, corporate securities, asset-backed securities, municipal bonds and residential collateralized mortgage obligations.

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new assumptions used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the nine months ended September 30, 2012 and 2011, there were no transfers in or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
Investment securities available for sale:
At September 30, 2012	$738,462	$92,129	$646,333	$-
At December 31, 2011	$638,753	$125,101	$513,652	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at September 30, 2012 and December 31, 2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At September 30, 2012
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned	$7,970	$-	$7,970	$-	$(2,167)
Covered other real estate owned	7,999	-	7,999	-	(102)
Originated impaired loans	5,021	-	2,021	3,000	(1,985)
Purchased covered impaired loans	8,190	-	3,730	4,460	(180)
Total assets measured at fair value on a nonrecurring basis	$29,180	$-	$21,720	$7,460	$(4,434)

	At December 31, 2011
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned	$6,350	$-	$6,350	$-	$(1,000)
Covered other real estate owned	10,695	-	10,695	-	(578)
Originated impaired loans	2,502	-	2,502	-	-
Total assets measured at fair value on a nonrecurring basis	$19,547	$-	$19,547	$-	$(1,578)

Level 2 – Valuation is based upon independent market prices or appraised value of the collateral, less 10% for selling costs, generally.  Level 2 includes other real estate owned that has been measured at fair value subsequent to its initial classification as foreclosed assets and impaired loans collateralized by real property where a specific reserve has been established or a charge-off has been recorded.

Level 3 – Valuation is based upon estimated liquidation values of loan collateral, which includes business assets such as accounts receivable, inventory and fixed assets, ranging from 50 to 55 percent.  The value of level 3 assets can also include a component of real estate, which is valued as described for level 2 inputs, when collateral for the impaired loan includes both business assets and real estate.  Level 3 includes impaired loans where a specific reserve has been established or a charge-off has been recorded.

Disclosures about Fair Value of Financial Instruments

The following section describes the valuation methodologies used by the Company for estimating fair value of financial instruments not recorded at fair value in the balance sheet.

Cash and Due from Banks  Cash and due from banks represent U.S. dollar denominated coin and currency, deposits at the Federal Reserve Bank and correspondent banks, and amounts being settled with other banks to complete the processing of  customers’ daily transactions. Collectively, the Federal Reserve Bank and financial institutions operate a market in which cash and due from banks transactions are processed continuously in significant daily volumes honoring the face value of the U.S. dollar.

Investment Securities Held to Maturity  The fair values of investment securities were estimated using quoted prices as described above for Level 1 and Level 2 valuation.

Loans  Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $30,966 thousand at September 30, 2012 and $32,597 thousand at December 31, 2011 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $27,241 thousand and $5,495 thousand, respectively at September 30, 2012 and purchased covered and purchased non-covered loans of $46,282 thousand and $10,211 thousand, respectively at December 31, 2011 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

FDIC Receivable  The fair value of the FDIC receivable recorded in Other Assets was estimated by discounting estimated future cash flows using current market rates for financial instruments with similar characteristics.

Deposit Liabilities  Deposits with no stated maturity such as checking accounts, savings accounts and money market accounts can be readily converted to cash or used to settle transactions at face value through the broad financial system operated by the Federal Reserve Bank and financial institutions. The fair value of deposits with no stated maturity is equal to the amount payable on demand. The fair values of time deposits were estimated by discounting estimated future contractual cash flows using current market rates for financial instruments with similar characteristics.

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

	At September 30, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets	(In thousands)
Cash and due from banks	$367,964	$367,964	$367,964	$-	$-
Investment securities held to maturity	1,158,731	1,190,345	3,768	1,186,577	-
Loans	2,178,488	2,197,978	-	-	2,197,978
Other assets - FDIC receivable	15,416	15,397	-	-	15,397

Financial Liabilities
Deposits	$4,130,557	$4,131,735	$-	$3,474,019	$657,716
Short-term borrowed funds	55,630	55,630	-	55,630	-
Federal Home Loan Bank advances	25,855	26,288	26,288	-	-
Term repurchase agreement	10,000	10,148	-	10,148	-
Debt financing	15,000	15,557	-	15,557	-

	At December 31, 2011
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$530,045	$530,045
Investment securities held to maturity	922,803	947,493
Loans	2,491,209	2,515,095
Other assets - FDIC receivable	40,113	40,046

Financial Liabilities
Deposits	$4,249,921	$4,250,164
Short-term borrowed funds	115,689	115,689
Federal Home Loan Bank advances	26,023	26,532
Term repurchase agreement	10,000	10,242
Debt financing	15,000	15,222

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 9: Borrowings and Debt Financing

Short-term borrowed funds of $55,630 thousand represent securities sold under agreements to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. The carrying amount of the securities approximates $56,743 thousand. The short-term borrowed funds mature on an overnight basis.

Federal Home Loan Bank (“FHLB”) advances with carrying value of $25,855 thousand are secured by residential real estate loans, the amount of such loans approximates $35,638 thousand. The FHLB advances are due in full upon their maturity dates: $5,000 thousand mature in December 2013 and $20,000 thousand mature in January 2015. The FHLB advances may be paid off prior to such maturity dates subject to prepayment fees.

The $10,000 thousand term repurchase agreement represents securities sold under an agreement to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. The carrying amount of the related securities is approximately $10,500 thousand. The term repurchase agreement matures in full in August 2014.

Debt financing of $15,000 thousand is a note issued by Westamerica Bancorporation on October 31, 2003 which matures October 31, 2013. Interest of 5.31% per annum is payable semiannually on April 30 and October 31, with principal due at maturity.

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

	For the Three Months		For the Nine Months
	Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income (numerator)	$20,022	$22,432	$61,991	$66,083
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	27,513	28,433	27,769	28,739
Basic earnings per common share	$0.73	$0.79	$2.23	$2.30
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	27,513	28,433	27,769	28,739
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	52	65	52	140
Weighted average number of common shares outstanding - diluted (denominator)	27,565	28,498	27,821	28,879
Diluted earnings per common share	$0.73	$0.79	$2.23	$2.29

For the three months ended September 30, 2012 and 2011, options to purchase 1,995 thousand and 1,940 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

For the nine months ended September 30, 2012 and 2011, options to purchase 2,021 thousand and 1,452 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months		For the Nine Months
	Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)1	$48,712	$54,675	$150,743	$165,506
Provision for Loan Losses	2,800	2,800	8,400	8,400
Noninterest Income
Loss on sale of securities	-	-	(1,287)	-
Other	14,626	15,205	44,115	45,239
Total Noninterest Income	14,626	15,205	42,828	45,239
Noninterest Expense:
Settlements	-	-	-	2,100
Other	29,269	31,383	88,651	94,914
Total Noninterest Expense	29,269	31,383	88,651	97,014
Income Before Income Taxes (FTE)1	31,269	35,697	96,520	105,331
Income Tax Provision (FTE)1	11,247	13,265	34,529	39,248
Net Income	$20,022	$22,432	$61,991	$66,083

Average Common Shares Outstanding	27,513	28,433	27,769	28,739
Diluted Average Common Shares Outstanding	27,565	28,498	27,821	28,879
Common Shares Outstanding at Period End	27,396	28,301

Per Common Share:
Basic Earnings	$0.73	$0.79	$2.23	$2.30
Diluted Earnings	0.73	0.79	2.23	2.29
Book Value Per Common Share	$20.40	$19.57

Financial Ratios:
Return On Assets	1.63%	1.81%	1.67%	1.79%
Return On Common Equity	14.68%	16.44%	15.23%	16.24%
Net Interest Margin (FTE)1	4.67%	5.32%	4.89%	5.35%
Net Loan Losses As A Percentage of Average Loans
Originated Loans	0.63%	0.51%	0.66%	0.73%
Purchased covered Loans	0.09%	0.28%	0.19%	0.09%
Purchased Non-covered Loans	2.19%	-%	0.69%	-%
Efficiency Ratio2	46.2%	44.9%	45.8%	46.0%

Average Balances:
Assets	$4,892,088	$4,920,482	$4,965,611	$4,929,701
Earning Assets	4,160,953	4,093,020	4,116,471	4,133,898
Originated Loans	1,730,186	1,943,379	1,784,726	1,974,316
Purchased Covered Loans	435,953	596,072	475,815	638,189
Purchased Non-covered Loans	97,100	151,634	107,989	174,333
Deposits	4,176,342	4,155,812	4,219,129	4,146,183
Shareholders' Equity	542,708	541,369	543,855	544,056

Period End Balances:
Assets	$4,859,627	$4,966,499
Earning Assets	4,106,647	4,074,457
Originated Loans	1,708,414	1,920,286
Purchased Covered Loans	418,364	575,353
Purchased Non-covered Loans	82,676	139,200
Deposits	4,130,557	4,192,383
Shareholders' Equity	558,841	553,988

Capital Ratios at Period End:
Total Risk Based Capital	16.22%	15.41%
Tangible Equity to Tangible Assets	8.75%	8.35%

Dividends Paid Per Common Share	$0.37	$0.36	$1.11	$1.08
Common Dividend Payout Ratio	51%	46%	50%	47%

The above financial summary has been derived from the Company's unaudited consolidated financial statements. This information should be read in conjunction with those statements, notes and the other information included elsewhere herein. Percentages under the heading "Financial Ratios" are annualized with the exception of the efficiency ratio.

1 Yields on securities and certain loans have been adjusted upward to a "fully taxable equivalent" ("FTE") basis, which is a non-GAAP financial measure, in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

2 The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on an FTE basis, which is a non-GAAP financial measure, and noninterest income).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries (the “Company”) reported net income of $20.0 million or $0.73 diluted earnings per common share for the third quarter 2012 and net income of $62.0 million or $2.23 diluted earnings per common share for the nine months ended September 30, 2012. The nine months ended September 30, 2012 included a $1.3 million loss realized from the sale of a collateralized mortgage obligation bond which reduced net income by $750 thousand and a tax refund from an amended tax return which increased net income by $968 thousand. These results compare to net income of $22.4 million or $0.79 diluted earnings per common share for the third quarter 2011 and net income of $66.1 million or $2.29 diluted earnings per common share for the nine months ended September 30, 2011. The nine months ended September 30, 2011 included $2.1 million in litigation settlement accruals which decreased net income by $1.2 million and expenses related to the integration of the former Sonoma Valley Bank (“Sonoma”) of $393 thousand after tax.

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net interest income (FTE)	$48,712	$54,675	$150,743	$165,506
Provision for loan losses	(2,800)	(2,800)	(8,400)	(8,400)
Noninterest income	14,626	15,205	42,828	45,239
Noninterest expense	(29,269)	(31,383)	(88,651)	(97,014)
Income before taxes (FTE)	31,269	35,697	96,520	105,331
Income tax provision (FTE)	(11,247)	(13,265)	(34,529)	(39,248)
Net income	$20,022	$22,432	$61,991	$66,083

Average diluted common shares	27,565	28,498	27,821	28,879
Diluted earnings per common share	$0.73	$0.79	$2.23	$2.29

Average total assets	$4,892,088	$4,920,482	$4,965,611	$4,929,701
Net income applicable to common equity to average total assets (annualized)	1.63%	1.81%	1.67%	1.79%
Net income applicable to common equity to average common stockholders' equity (annualized)	14.68%	16.44%	15.23%	16.24%

Net income for the third quarter of 2012 was $2.4 million or 10.7% less than the third quarter of 2011, the net result of declines in net interest income (fully taxable equivalent or “FTE”) and lower noninterest income, partially offset by decreases in noninterest expense and income tax provision (FTE). A $6.0 million or 10.9% decrease in net interest income (FTE) was mostly attributed to lower average balances of loans and lower yields on interest earning assets, partially offset by higher average balances of investments, lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits. The provision for loan losses remained the same, reflecting Management's evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) and purchased loan credit-default discounts.

Comparing the first nine months of 2012 to the first nine months of 2011, net income decreased $4.1 million or 6.2%, primarily due to lower net interest income (FTE) and a $1.3 million loss on sale of securities, partially offset by decreases in  noninterest expense and income tax provision (FTE). The lower net interest income (FTE) was primarily caused by a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments, lower average balances of interest-bearing liabilities and lower rates on interest-bearing liabilities. The provision for loan losses remained the same, reflecting Management's evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC and purchased loan credit-default discounts. Noninterest expense declined $8.4 million primarily due to a $2.1 million settlement accrual in the second quarter 2011 and reduced costs related to managing nonperforming assets.

Net Interest Income

Following is a summary of the components of net interest income for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Interest and fee income	$45,272	$51,976	$140,470	$157,559
Interest expense	(1,382)	(2,071)	(4,413)	(6,527)
FTE adjustment	4,822	4,770	14,686	14,474
Net interest income (FTE)	$48,712	$54,675	$150,743	$165,506

Average earning assets	$4,160,953	$4,093,020	$4,116,471	$4,133,898
Net interest margin (FTE) (annualized)	4.67%	5.32%	4.89%	5.35%

Net interest income (FTE) decreased during the third quarter of 2012 by $6.0 million or 10.9% from the same period in 2011 to $48.7 million, mainly due to lower average balances of loans (down $428 million) and lower yields on interest-earning assets (down 0.72%), partially offset by higher average balances of investments (up $496 million), lower average balances of interest-bearing liabilities (down $139 million) and lower rates paid on interest-bearing liabilities (down 0.08%).

Comparing the first nine months of 2012 with the first nine months of 2011, net interest income (FTE) decreased $14.8 million or 8.9%, primarily due to a lower average volume of loans (down $418 million) and lower yields on interest-earning assets (down 0.53%), partially offset by higher average balances of investments (up $401 million) and lower rates paid on interest-bearing liabilities (down 0.10%).

Yields on interest-earning assets have declined due to relatively low interest rates prevailing in the market. Economic conditions, competitive pricing and underwriting, and deleveraging by businesses and individuals have reduced loan volumes, placing greater reliance on lower-yielding investment securities. Rates on interest-bearing deposits and borrowings have declined to offset some of the decline in asset yields.

In Management's judgment, economic conditions and competitive pricing create a cautious view toward commercial lending, and economic pressure on consumers has reduced demand for automobile and other consumer loans. As a result, the Company has not taken an aggressive posture relative to loan portfolio growth.

At September 30, 2012, purchased FDIC covered loans represented 19 percent of the Company’s loan portfolio. Under the terms of the FDIC loss-sharing agreements, the FDIC is obligated to reimburse the Bank 80 percent of loan interest income foregone on covered loans. Such reimbursements are limited to the lesser of 90 days contractual interest or actual unpaid contractual interest at the time a principal loss is recognized with respect to the underlying loan.

Interest and Fee Income

Interest and fee income (FTE) for the third quarter of 2012 decreased $6.7 million or 11.7% from the same period in 2011. The decrease was caused by lower average balances of loans and lower yields on interest earning assets, partially offset by higher average balances of investments.

The total average balances of loans declined due to decreases in the average balances of commercial real estate loans (down $195 million), taxable commercial loans (down $108 million), residential real estate loans (down $49 million), consumer loans (down $30 million), construction loans (down $25 million) and tax-exempt commercial loans (down $21 million). The average investment portfolio increased largely due to higher average balances of residential collateralized mortgage obligations (up $293 million), municipal securities (up $109 million) and corporate securities (up $123 million), partially offset by a $52 million decrease in average balances of securities of U.S. government sponsored entities.

The average yield on the Company's earning assets decreased from 5.52% in the third quarter of 2011 to 4.80% in the corresponding period of 2012. The composite yield on loans declined 0.30% to 5.70%. Lower yields on consumer loans (down 0.77%), taxable commercial loans (down 0.74%), construction loans (down 3.25%) and residential real estate loans (down 0.35%) were offset by higher yields on commercial real estate loans (up 0.29%). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The yield on commercial real estate loans in the third quarter 2012 was elevated due to interest received on nonaccrual loans and discount accretion on purchased loans. The investment yields in general declined as newly purchased securities have yields at current market rates which are lower than yields on older dated securities. The investment portfolio yield decreased 0.86% to 3.72% primarily due to lower yields on municipal securities (down 0.57%), residential collateralized mortgage obligations (down 1.06%) and residential mortgage backed securities (down 0.99%).

Comparing the first nine months of 2012 with the first nine months of 2011, interest and fee income (FTE) was down $16.9 million or 9.8%. The decrease resulted from a lower average volume of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments. Average interest earning assets decreased $17 million or 0.4% in the first nine months of 2012 compared with the first nine months of 2011 due to a $418 million decrease in average loans and a $401 million increase in average investments. The decrease in the average balance of the loan portfolio was attributable to decreases in average balances of commercial real estate loans (down $177 million), taxable commercial loans (down $122 million), construction loans (down $35 million), residential real estate loans (down $47 million), tax-exempt commercial loans (down $18 million) and consumer loans (down $19 million). The average investment portfolio increased mostly due to higher average balances of municipal securities (up $114 million), residential collateralized mortgage obligations (up $243 million) and corporate securities (up $80 million), partially offset by a $60 million decline in U.S. government sponsored entities.

The average yield on earning assets for the first nine months of 2012 was 5.03% compared with 5.56% in the first nine months of 2011. The loan portfolio yield for the first nine months of 2012 compared with the first nine months of 2011 was lower by 0.18% mostly due to lower yields on consumer loans (down 0.75%), residential real estate loans (down 0.35%) and tax-exempt commercial loans (down 0.35%), taxable commercial loans (down 0.11%) and construction loans (down 0.36%), partially offset by higher yields on commercial real estate loans (up 0.24%). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The yield on commercial real estate loans in the first nine months of 2011 was elevated due to interest received on nonaccrual loans and discount accretion on purchased loans. The investment portfolio yield decreased 0.69% to 3.96% primarily due to lower yields on municipal securities (down 0.56%), residential collateralized mortgage obligations (down 1.34%), residential mortgage backed securities (down 0.66%) and securities of U.S. government sponsored entities (down 0.25%), partially offset by a 0.12% increase in yields on corporate securities which contain floating interest rate structures.
Interest Expense
Interest expense in the third quarter of 2012 decreased $689 thousand or 33.3% compared with the same period in 2011 due to lower rates paid on interest-bearing deposits and a shift from higher costing deposits and financing to lower cost checking and savings accounts. Checking and savings deposits accounted for 83.5% of total deposits in the third quarter 2012 compared with 79.9% in the same quarter of 2011. Interest-bearing liabilities declined due to lower average balances of time deposits (down $145 million), FHLB advances (down $9 million), long-term debt (down $6 million), and preferred money market savings (down $52 million), partially offset by higher average balances of money market checking accounts (up $49 million), money market savings (up $26 million), regular savings (up $32 million) and term repurchase agreement (up $4 million). Lower average balances of long-term debt were attributable to the redemption of $10 million of subordinated debt in August 2011. The average rate paid on interest-bearing liabilities decreased from 0.29% in the third quarter of 2011 to 0.21% in the same quarter of 2012. Rates on interest-bearing deposits decreased 0.09% to 0.16% primarily due to decreases in rates paid on time deposits less than $100 thousand (down 0.18%), time deposits $100 thousand or more (down 0.06%), preferred money market savings (down 0.11%), money market checking (down 0.07%), money market savings (down 0.05%) and regular savings (down 0.05%).

Comparing the first nine months of 2012 with the first nine months of 2011, interest expense declined $2.1 million or 32.4%, due to lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits. Average interest-bearing deposits during the first nine months of 2012 fell $39 million compared with the same period in 2011 primarily due to declines in the average balances of time deposits less than $100 thousand (down $49 million), time deposits $100 thousand or more (down $60 million) and preferred money market savings (down $35 million), partially offset by increases in the average balance of money market checking accounts (up $44 million), money market savings (up $34 million) and regular savings (up $27 million). Average balances of debt financing declined $9 million while average balances of term repurchase agreement increased $8 million. Rates paid on interest-bearing deposits averaged 0.17% during the first nine months of 2012 compared with 0.27% for the first nine months of 2011 mainly due to lower rates on money market savings (down 0.08%), preferred money market savings (down 0.12%), regular savings (down 0.05%), time deposits less than $100 thousand (down 0.08%) and time deposits $100 thousand and more (down 0.12%).

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2012	2011	2012	2011

Yield on earning assets (FTE)	4.80%	5.52%	5.03%	5.56%
Rate paid on interest-bearing liabilities	0.21%	0.29%	0.21%	0.31%
Net interest spread (FTE)	4.59%	5.23%	4.82%	5.25%
Impact of all other net noninterest bearing funds	0.08%	0.09%	0.07%	0.10%
Net interest margin (FTE)	4.67%	5.32%	4.89%	5.35%

During the third quarter of 2012, the net interest margin (FTE) decreased 0.65% compared with the same period in 2011. Lower yields on earning assets were partially offset by lower rates paid on interest-bearing liabilities and resulted in a 0.64% decrease in net interest spread (FTE). The 0.08% net interest margin contribution of noninterest-bearing demand deposits resulted in the net interest margin (FTE) of 4.67%. During the first nine months of 2012, the net interest margin (FTE) decreased 0.46% compared with the first nine months of 2011. The net interest spread (FTE) in the first nine months of 2012 was 4.82% compared with 5.25% in the first nine months of 2011, the net result of a 0.53% decrease in earning asset yields, partially offset by lower cost of interest-bearing liabilities (down 0.10%).

[The remainder of this page intentionally left blank]

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the Company's consolidated average assets, liabilities and shareholders' equity, the amount of interest income earned from average earning assets and the resulting annualized yields, and the amount of interest expense incurred on average interest-bearing liabilities and the resulting annualized rates. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income and accretion of purchased loan discounts. Yields on securities and certain loans have been adjusted upward to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate (FTE).

	For the Three Months Ended
	September 30, 2012
	Average Balance	Interest Income/ Expense	Yields/ Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$506,508	$2,894	2.29%
Tax-exempt (1)	209,861	3,055	5.82%
Held to maturity
Taxable	539,822	2,811	2.08%
Tax-exempt (1)	641,523	8,900	5.55%
Loans:
Commercial:
Taxable	307,446	4,518	5.85%
Tax-exempt (1)	124,862	1,878	5.98%
Commercial real estate	990,509	17,015	6.83%
Real estate construction	25,336	335	5.26%
Real estate residential	259,754	2,308	3.55%
Consumer	555,332	6,380	4.57%
Total loans (1)	2,263,239	32,434	5.70%
Total interest-earning assets (1)	4,160,953	$50,094	4.80%
Other assets	731,135
Total assets	$4,892,088

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,605,362	$-	-%
Savings and interest-bearing transaction	1,882,110	301	0.06%
Time less than $100,000	258,631	359	0.55%
Time $100,000 or more	430,239	360	0.33%
Total interest-bearing deposits	2,570,980	1,020	0.16%
Short-term borrowed funds	61,794	15	0.10%
Term repurchase agreement	10,000	25	0.97%
Federal Home Loan Bank advances	25,889	122	1.87%
Debt financing	15,000	200	5.35%
Total interest-bearing liabilities	2,683,663	$1,382	0.21%
Other liabilities	60,355
Shareholders' equity	542,708
Total liabilities and shareholders' equity	$4,892,088
Net interest spread (1) (2)			4.59%
Net interest income and interest margin (1) (3)		$48,712	4.67%

(1) Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2) Net interest spread represents the average yield earned on earning assets minus the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the Three Months Ended September 30, 2011
	Average Balance	Interest Income/ Expense	Yields/ Rates
	(In thousands)
Assets:
Money market assets and funds sold	$281	$-	-%
Investment securities:
Available for sale
Taxable	453,330	2,989	2.64%
Tax-exempt (1)	252,356	3,895	6.17%
Held to maturity
Taxable	209,826	1,635	3.12%
Tax-exempt (1)	486,142	7,538	6.20%
Loans:
Commercial:
Taxable	415,219	6,901	6.59%
Tax-exempt (1)	145,672	2,270	6.18%
Commercial real estate	1,185,692	19,557	6.54%
Real estate construction	49,972	1,072	8.51%
Real estate residential	309,203	3,013	3.90%
Consumer	585,327	7,876	5.34%
Total loans (1)	2,691,085	40,689	6.00%
Total Interest earning assets (1)	4,093,020	$56,746	5.52%
Other assets	827,462
Total assets	$4,920,482

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,494,773	$-	-%
Savings and interest-bearing transaction	1,826,688	597	0.13%
Time less than $100,000	303,768	556	0.73%
Time $100,000 or more	530,583	524	0.39%
Total interest-bearing deposits	2,661,039	1,677	0.25%
Short-term borrowed funds	99,730	62	0.25%
Term repurchase agreement	5,652	14	0.97%
Federal Home Loan Bank advances	35,309	118	1.34%
Debt financing and notes payable	21,075	200	3.80%
Total interest-bearing liabilities	2,822,805	$2,071	0.29%
Other liabilities	61,535
Shareholders' equity	541,369
Total liabilities and shareholders' equity	$4,920,482
Net interest spread (1) (2)			5.23%
Net interest income and interest margin (1) (3)		$54,675	5.32%

(1) Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2) Net interest spread represents the average yield earned on earning assets minus the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the Nine Months Ended September 30, 2012
	Average Balance	Interest Income/ Expense	Yields/ Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$456,310	$8,231	2.41%
Tax-exempt (1)	218,610	9,667	5.90%
Held to maturity
Taxable	444,654	7,511	2.25%
Tax-exempt (1)	628,367	26,469	5.62%
Loans:
Commercial:
Taxable	329,920	15,790	6.39%
Tax-exempt (1)	132,040	6,017	6.09%
Commercial real estate	1,042,613	52,795	6.76%
Real estate construction	29,063	1,187	5.46%
Real estate residential	271,320	7,407	3.64%
Consumer	563,574	20,082	4.76%
Total loans (1)	2,368,530	103,278	5.82%
Total interest-earning assets (1)	4,116,471	$155,156	5.03%
Other assets	849,140
Total assets	$4,965,611

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,586,993	$-	-%
Savings and interest-bearing transaction	1,881,134	934	0.07%
Time less than $100,000	269,930	1,184	0.59%
Time $100,000 or more	481,072	1,196	0.33%
Total interest-bearing deposits	2,632,136	3,314	0.17%
Short-term borrowed funds	89,986	63	0.09%
Term repurchase agreement	10,000	74	0.97%
Federal Home Loan Bank advances	25,944	361	1.86%
Debt financing and notes payable	15,000	601	5.35%
Total interest-bearing liabilities	2,773,066	$4,413	0.21%
Other liabilities	61,697
Shareholders' equity	543,855
Total liabilities and shareholders' equity	$4,965,611
Net interest spread (1) (2)			4.82%
Net interest income and interest margin (1) (3)		$150,743	4.89%

(1) Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2) Net interest spread represents the average yield earned on earning assets minus the average rate incurred on interest-bearing liabilities.

(3) Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of earning assets.

	For the Nine Months Ended September 30, 2011
	Average Balance	Interest Income/ Expense	Yields/ Rates
	(In thousands)
Assets:
Money market assets and funds sold	$386	$-	-%
Investment securities:
Available for sale
Taxable	452,444	8,368	2.47%
Tax-exempt (1)	264,379	12,348	6.23%
Held to maturity
Taxable	157,623	4,236	3.58%
Tax-exempt (1)	472,228	22,038	6.22%
Loans:
Commercial:
Taxable	452,372	21,985	6.50%
Tax-exempt (1)	149,634	7,207	6.44%
Commercial real estate	1,219,657	59,502	6.52%
Real estate construction	64,044	2,789	5.82%
Real estate residential	318,546	9,540	3.99%
Consumer	582,585	24,020	5.51%
Total loans (1)	2,786,838	125,043	6.00%
Total earning assets (1)	4,133,898	$172,033	5.56%
Other assets	795,803
Total assets	$4,929,701

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,474,983	$-	-%
Savings and interest-bearing transaction	1,811,962	1,915	0.14%
Time less than $100,000	318,613	1,598	0.67%
Time $100,000 or more	540,625	1,831	0.45%
Total interest-bearing deposits	2,671,200	5,344	0.27%
Short-term borrowed funds	104,544	170	0.22%
Term repurchase agreement	1,905	14	0.97%
Federal Home Loan Bank advances	47,027	398	1.13%
Debt financing and notes payable	24,447	601	3.28%
Total interest-bearing liabilities	2,849,123	$6,527	0.31%
Other liabilities	61,539
Shareholders' equity	544,056
Total liabilities and shareholders' equity	$4,929,701
Net interest spread (1) (2)			5.25%
Net interest income and interest margin (1) (3)		$165,506	5.35%

(1) Interest and rates calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2) Net interest spread represents the average yield earned on earning assets minus the average rate incurred on interest-bearing liabilities.

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

	For the Three Months Ended September 30, 2012 Compared with For the Three months Ended September 30, 2011
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Investment securities:
Available for sale
Taxable	$331	$(426)	$(95)
Tax-exempt (1)	(628)	(212)	(840)
Held to maturity
Taxable	1,873	(697)	1,176
Tax-exempt (1)	2,227	(865)	1,362
Loans:
Commercial:
Taxable	(1,660)	(723)	(2,383)
Tax-exempt (1)	(320)	(72)	(392)
Commercial real estate	(3,367)	825	(2,542)
Real estate construction	(416)	(321)	(737)
Real estate residential	(455)	(250)	(705)
Consumer	(394)	(1,102)	(1,496)
Total loans (1)	(6,612)	(1,643)	(8,255)
Total decrease in interest and fee income (1)	(2,809)	(3,843)	(6,652)

Interest expense:
Deposits:
Savings and interest-bearing transaction	17	(313)	(296)
Time less than $100,000	(76)	(121)	(197)
Time $100,000 or more	(91)	(73)	(164)
Total interest-bearing deposits	(150)	(507)	(657)
Short-term borrowed funds	(17)	(30)	(47)
Term repurchase agreement	11	-	11
Federal Home Loan Bank advances	(37)	41	4
Debt financing	(68)	68	-
Total decrease in interest expense	(261)	(428)	(689)
Decrease in Net Interest Income (1)	$(2,548)	$(3,415)	$(5,963)

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

	For the Nine Months Ended September 30, 2012 Compared with For the Nine Months Ended September 30, 2011
	Volume	Rate	Total
	(In thousands)
Interest and fee income:
Investment securities:
Available for sale
Taxable	$91	$(228)	$(137)
Tax-exempt (1)	(2,042)	(639)	(2,681)
Held to maturity
Taxable	5,332	(2,057)	3,275
Tax-exempt (1)	6,751	(2,320)	4,431
Loans:
Commercial:
Taxable	(5,843)	(352)	(6,195)
Tax-exempt (1)	(805)	(385)	(1,190)
Commercial real estate	(8,817)	2,110	(6,707)
Real estate construction	(1,436)	(166)	(1,602)
Real estate residential	(1,325)	(808)	(2,133)
Consumer	(699)	(3,239)	(3,938)
Total loans (1)	(18,925)	(2,840)	(21,765)
Total decrease in interest and fee income (1)	(8,793)	(8,084)	(16,877)

Interest expense:
Deposits:
Savings and interest-bearing transaction	74	(1,055)	(981)
Time less than $100,000	(225)	(189)	(414)
Time $100,000 or more	(182)	(453)	(635)
Total interest-bearing deposits	(333)	(1,697)	(2,030)
Short-term borrowed funds	(21)	(86)	(107)
Term repurchase agreement	52	8	60
Federal Home Loan Bank advances	(225)	188	(37)
Debt financing	(287)	287	-
Total decrease in interest expense	(814)	(1,300)	(2,114)
Decrease in Net Interest Income (1)	$(7,979)	$(6,784)	$(14,763)

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

The Company provided $2.8 million and $8.4 million for loan losses in the third quarter and first nine months of 2012, respectively, unchanged from comparable periods in 2011. The Company recorded purchased County Bank (“County”) and Sonoma loans at estimated fair value upon the acquisition dates, February 6, 2009 and August 20, 2010, respectively. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County loans are “covered” by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. Of the total recorded provision, the Company provided $1.6 million and $2.5 million for purchased loans in the third quarter and first nine months of 2012, respectively, and $428 thousand for the third quarter and first nine months of 2011. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,
	2012	2011	2012	2011
	(In thousands)

Service charges on deposit accounts	$6,847	$7,430	$20,969	$22,529
Merchant processing services	2,411	2,358	7,333	6,921
Debit card fees	1,308	1,269	3,816	3,752
ATM processing fees	782	980	2,648	2,911
Other service fees	729	743	2,122	2,155
Trust fees	540	432	1,526	1,407
Check sale income	196	207	615	640
Safe deposit fees	196	188	586	525
Financial services commissions	175	111	540	257
Loss on sale of securities	-	-	(1,287)	-
Other noninterest income	1,442	1,487	3,960	4,142
Total	$14,626	$15,205	$42,828	$45,239

Noninterest income for the third quarter of 2012 declined by $579 thousand from the same period in 2011. Service charges on deposits decreased $583 thousand or 7.8% due to declines in fees charged on overdrawn and insufficient funds accounts (down $576 thousand). ATM processing fees decreased $198 thousand or 20.2% primarily due to a lower transaction volume at non-Westamerica Bank terminals.

In the first nine months of 2012, noninterest income decreased $2.4 million compared with the first nine months of 2011. The decline in the first nine months of 2012 noninterest income is primarily due to a $1.3 million loss realized from the sale of a collateralized mortgage obligation bond whose underlying support tranches began experiencing escalating losses, which began deteriorating the creditworthiness of the bond. Service charges on deposits decreased $1.6 million or 6.9% due to declines in fees charged on overdrawn and insufficient funds accounts (down $1.9 million), partially offset by higher deficit fees charged on analyzed accounts (up $259 thousand) and higher fees charged on checking accounts (up $130 thousand). ATM processing fees decreased $263 thousand or 9.0% primarily due to a lower transaction volume at non-Westamerica Bank terminals. Merchant processing services income increased $412 thousand or 6.0% mainly due to increased transactions. Financial services commissions increased $283 thousand from improved sales activities.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months Ended		For the Nine Months Ended
	September 30,
	2012	2011	2012	2011
	(In thousands)

Salaries and related benefits	$14,294	$14,401	$43,833	$44,388
Occupancy	3,901	4,010	11,609	12,085
Outsourced data processing services	2,156	2,165	6,318	6,743
Amortization of identifiable intangibles	1,336	1,477	4,076	4,505
Furniture and equipment	991	943	2,883	2,915
Professional fees	786	1,185	2,455	3,489
Courier service	772	840	2,350	2,535
Other real estate owned	679	700	912	1,835
Telephone	429	422	1,224	1,285
Loan expense	400	578	1,417	1,515
Postage	308	353	1,024	1,083
Stationery and supplies	274	272	764	919
Advertising/public relations	123	156	426	488
Operational losses	110	226	433	815
Settlements	-	-	-	2,100
Other noninterest expense	2,710	3,655	8,927	10,314
Total	$29,269	$31,383	$88,651	$97,014

Noninterest expense decreased $2.1 million or 6.7% in the third quarter 2012 compared with the same period in 2011. Professional fees declined $399 thousand or 33.7% due to lower legal fees. Loan expense decreased $178 thousand or 30.8% primarily due to lower foreclosure expenses and appraisal fees. Operational losses declined $116 thousand. Occupancy expense declined $109 thousand mostly due to lower lease rates on bank premises. Salaries and related benefits decreased $107 thousand or 0.7% primarily due to lower salaries resulting from employee attrition, partly offset by higher employee benefit costs.

In the first nine months of 2012, noninterest expense decreased $8.4 million or 8.6% compared with the first nine months of 2011 mainly due to a $2.1 million settlement accrual in 2011 and lower costs related to managing nonperforming assets. Additionally, the first quarter 2011 included $679 thousand in expenses related to pre-integration costs for the acquired Sonoma, primarily outsourced data processing and personnel costs. Sonoma operations were fully integrated in February 2011. Professional fees declined $1.0 million or 29.6% largely due to lower legal fees. Other real estate owned expense decreased $923 thousand or 50.3% mainly due to higher gains on sale of foreclosed assets and lower maintenance costs, partially offset by higher writedowns. Salaries and related benefits decreased $555 thousand or 1.3% primarily due to lower salaries resulting from employee attrition, partially offset by higher employee benefit costs. Occupancy expense declined $476 thousand or 3.9% mostly due to lower lease rates on bank premises and lower maintenance expense. Operational losses declined $382 thousand.

Provision for Income Tax

During the third quarter of 2012, the Company recorded income tax provision (FTE) of $11.2 million compared with $13.3 million for the third quarter of 2011. The current quarter provision represents an effective tax rate (FTE) of 36.0%, compared with 37.2% for the third quarter of 2011. The decline in the tax rate is attributable to a higher proportion of pre-tax income represented by tax exempt elements, such as interest earned on municipal loans and investment securities.

The income tax provision (FTE) was $34.5 million for the first nine months of 2012 compared with $39.3 million for the corresponding period of 2011. The first nine months of 2012 effective tax rate was 35.8% compared to 37.3% for the same period of 2011. The lower tax rate in the first nine months of 2012 was attributable to a $968 thousand tax refund from an amended 2006 federal income tax return. This claim for tax refund was processed by the Internal Revenue Service in conjunction with the conclusion of an examination of the Company’s 2008 federal income tax return. In addition, the decline in the tax rate is attributable to a higher proportion of pre-tax income represented by tax exempt elements, such as interest earned on municipal loans and investment securities.

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

The Bank’s commercial loan customers are primarily small businesses and professionals. As a result, average loan balances are relatively small, providing risk diversification within the overall loan portfolio. At September 30, 2012, the Bank’s nonaccrual loans reflected this diversification: nonaccrual originated loans with a carrying value totaling $13 million comprised twenty-six borrowers, nonaccrual purchased non-covered loans with a carrying value totaling $10 million comprised thirteen borrowers, and nonaccrual purchased covered loans with a carrying value totaling $21 million comprised thirty borrowers.

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

On February 6, 2009, the Bank purchased loans and repossessed loan collateral of the former County Bank from the FDIC. This purchase transaction included loss-sharing agreements with the FDIC wherein the FDIC and the Bank share losses on the purchased assets. The loss-sharing agreements significantly reduce the credit risk of these purchased assets. In evaluating credit risk, Management separates the Bank’s total loan portfolio between those loans qualifying under the FDIC loss-sharing agreements (referred to as “purchased covered loans”) and loans not qualifying under the FDIC loss-sharing agreements (referred to as “purchased non-covered loans” and “originated loans”). At September 30, 2012, purchased covered loans totaled $418 million, or 19 percent of total loans, originated loans totaled $1.7 billion, or 77 percent and purchased non-covered loans totaled $83 million, or 4 percent of total loans.

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

Management has judged the likelihood of experiencing losses of a magnitude to trigger Second Tier FDIC reimbursement as remote. The Bank’s maximum after-tax exposure to Second Tier losses is $9 million as of September 30, 2012, which would be realized only if all purchased covered assets at September 30, 2012 generated no future cash flows.

Purchased covered assets have declined since the acquisition date, and losses have been primarily offset against the estimated credit risk discount, although some losses exceeding the purchase date estimated credit risk discount have been provided for and charged-off against the related allowance for credit losses. Purchased covered assets totaled $431 million at September 30, 2012, net of a credit risk discount of $27 million, compared to $554 million at December 31, 2011, net of a credit risk discount of $46 million. Purchased covered assets are evaluated for risk classification without regard to FDIC indemnification such that Management can identify purchased covered assets with potential payment problems and devote appropriate credit administration practices to maximize collections. Classified purchased covered assets without regard to FDIC indemnification totaled $130 million and $168 million at September 30, 2012 and December 31, 2011, respectively. FDIC indemnification limits the Company’s loss exposure to covered classified assets.

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

[The remainder of this page intentionally left blank]

	For the Three Months		For the Nine Months
	Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$34,216	$35,701	$35,290	$38,329
Provision for loan losses	2,800	2,800	8,400	8,400
Provision for unfunded commitments	-	-	-	-
Loans charged off
Commercial	(65)	(799)	(3,623)	(5,786)
Commercial real estate	(168)	(398)	(1,116)	(399)
Real estate construction	(2,091)	(452)	(2,091)	(1,926)
Real estate residential	(224)	-	(1,156)	(527)
Consumer and other installment	(1,439)	(1,575)	(4,303)	(5,050)
Purchased covered loans	(111)	(428)	(723)	(428)
Purchased non-covered loans	(535)	-	(560)	-
Total chargeoffs	(4,633)	(3,652)	(13,572)	(14,116)
Recoveries of loans previously charged off
Commercial	500	190	1,117	833
Commercial real estate	145	-	178	-
Real estate construction	26	-	224	-
Consumer and other installment	589	547	1,968	2,140
Purchased covered loans	16	-	54	-
Total recoveries	1,276	737	3,541	2,973
Net loan losses	(3,357)	(2,915)	(10,031)	(11,143)
Balance, end of period	$33,659	$35,586	$33,659	$35,586
Components:
Allowance for loan losses	$30,966	$32,893
Liability for off-balance sheet credit exposure	2,693	2,693
Allowance for credit losses	$33,659	$35,586
Net loan losses:
Originated loans	$(2,727)	$(2,487)	$(8,802)	$(10,715)
Purchased covered loans	(95)	(428)	(669)	(428)
Purchased non-covered loans	(535)	-	(560)	-
Net loan losses as a percentage of average loans (annualized):
Originated loans	0.63%	0.51%	0.66%	0.73%
Purchased covered loans	0.09%	0.28%	0.19%	0.09%
Purchased non-covered loans	2.19%	-%	0.69%	-%

The Company's allowance for credit losses is maintained at a level considered appropriate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming loans and classified loans, FDIC loss-sharing indemnification, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectability of principal is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. In the first quarter 2012, the Company lowered the dollar threshold for loans evaluated for impairment. The Company evaluates all nonaccrual loans with outstanding principal balances in excess of $500 thousand for impairment. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which historical originated criticized and classified credit balances are analyzed using a linear regression model to determine standard loss rates for originated loans. The results of this analysis are applied to originated criticized and classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, originated loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Given currently weak economic conditions, Management is applying further analysis to originated consumer installment loans. Current levels of originated consumer installment loan losses are compared to initial allowance allocations and, based on Management’s judgment, additional allocations are applied, if needed, to estimate losses. For originated residential real estate loans, Management is comparing ultimate loss rates on foreclosed residential real estate properties and applying such loss rates to nonaccrual originated residential real estate loans. Based on this analysis, Management exercises judgment in allocating additional allowance if deemed appropriate to estimate losses on originated residential real estate loans. Last, allocations are made to originated non-criticized and non-classified commercial and commercial real estate loans based on historical loss rates and other statistical data.

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance. Management considers the $33.7 million allowance for credit losses to be adequate as a reserve against credit losses inherent in the loan portfolio as of September 30, 2012.

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

Interest Rate Risk

Interest rate risk is a significant market risk affecting the Company. Interest rate risk results from many factors. Assets and liabilities may mature or re-price at different times. Assets and liabilities may re-price at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The timing and amount of cash flows of various assets or liabilities may shorten or lengthen as interest rates change. In addition, interest rates may have an impact on loan demand, demand for various deposit products, credit losses, and other sources of earnings such as account analysis fees on commercial deposit accounts and correspondent bank service charges.

The Federal Open Market Committee’s October 24, 2012 press release stated “the Committee also decided today to keep the target range for the federal funds rate at 0 to ¼ percent and currently anticipates that exceptionally low levels for the federal funds rate are likely warranted at least through mid-2015”. In this context, Management’s most likely earnings plan for the twelve months ended September 30, 2013 assumes interest rates remain relatively stable and yields on newly originated or refinanced loans and on purchased investment securities will reflect current interest rates, which are lower than yields on older dated loans and investment securities.

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

Management’s interest rate risk management is currently biased toward stable interest rates in the near-term, and ultimately, rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

Market Risk - Other

Market values of loan collateral can directly impact the level of loan charge-offs and the provision for loan losses. The financial condition and liquidity of debtors issuing bonds and debtors whose mortgages or other obligations are securitized  can directly impact the credit quality of the Company’s investment portfolio requiring the Company to recognize other than temporary impairment charges. Other types of market risk, such as foreign currency exchange risk and commodity price risk, are not significant in the normal course of the Company's business activities.
Liquidity and Funding

The Company's routine sources of liquidity are operating earnings, investment securities, consumer and other loans, deposits, and other borrowed funds. During the first nine months of 2012, operating activities provided $90 million to pay $31 million in shareholder dividends and $39 million applied to repurchase Company common stock. During the first nine months of 2011, the Company’s operating activities generated $87 million in liquidity providing funds to pay common shareholders $31 million in dividends and fund $45 million in stock repurchases.

During the first nine months of 2012, investment securities provided $275 million in liquidity from paydowns, maturities and sales, and loans provided $296 million in liquidity from scheduled payments, payoffs and maturities, net of loan fundings. Securities of $622 million were purchased. During the first nine months of 2011, investment securities provided $267 million in liquidity from paydowns and maturities, and loans provided $241 million in liquidity from scheduled payments and maturities, net of loan fundings. Additionally, deposit growth increased cash $60 million. First nine months of 2011 liquidity provided funds to purchase securities of $457 million and to reduce short-term borrowings by $22 million.

At September 30, 2012, the Company’s assets included $368 million in cash and amounts due from other banks from daily transaction settlements. The Bank maintains cash balances for its branches of approximately $50 million to meet the routine needs of its customers. Further, the Bank must maintain approximately $30 million at the Federal Reserve Bank (FRB) to meet its reserve requirement; this reserve requirement is reduced by cash held for branches. Excluding cash for branch needs and cash required at the FRB, cash and amounts due from other banks of approximately $290 million provided excess liquidity, equivalent to seven percent of total deposits.

The Company projects $243 million in additional liquidity from investment security paydowns and maturities during the twelve months ending September 30, 2013. At September 30, 2012, $677 million in residential collateralized mortgage obligations (“CMOs”) and residential mortgage backed securities (“MBSs”) were held in the Company's investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. The residential CMOs and MBSs provided $45 million in liquidity from paydowns during the three months ended September 30, 2012. At September 30, 2012, indirect automobile loans totaled $406 million, which were experiencing stable monthly principal payments of approximately $16 million during the third quarter of 2012.

The Company held $1.9 billion in total investment securities at September 30, 2012. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At September 30, 2012, such collateral requirements totaled approximately $834 million. At September 30, 2012, $738 million of the Company's investment securities were classified as “available-for-sale”, and as such, could provide additional liquidity if sold, subject to the Company's ability to meet continuing collateral requirements. In addition, at September 30, 2012, the Company had customary lines for overnight borrowings from other financial institutions in excess of $700 million, under which $-0- was outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. Management expects the Company could access additional long-term debt financing if desired. In Management's judgment, the Company's liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company.

Management will monitor the Company’s cash levels throughout the remainder of 2012 and 2013. Loan demand from credit-worthy borrowers will be dictated by economic and competitive condition. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service, new regulations and market conditions. The Company does not aggressively solicit higher-costing time deposits; as a result, Management anticipates such deposits will decline. Changes in interest rates, most notably rising interest rates, could impact deposit volumes. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, reduce borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

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

Westamerica Bancorporation ("Parent Company") is a separate entity and apart from Westamerica Bank (“Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. The $15 million note issued by the Parent Company, as described in Note 9 to the unaudited financial statements, matures October 31, 2013. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes that regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.
Capital Resources

The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company's net income as a percentage of average common equity (“return on common equity” or “ROE”) was 14.7% (annualized) in the first nine months of 2012, 16.1% in 2011 and 18.1% in 2010. The Company also raises capital as employees exercise stock options, which are awarded as a part of the Company's executive compensation programs to reinforce shareholders' interests in the Management of the Company. Capital raised through the exercise of stock options totaled $3 million in the first nine months of 2012, $14 million in 2011 and $17 million in 2010.

The Company paid dividends totaling $31 million in the first nine months of 2012, $42 million in 2011 and $42 million in 2010, which represent dividends per share of $1.11, $1.45 and $1.44, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 836 thousand shares of common stock valued at $39 million in the first nine months of 2012, 1.3 million shares valued at $61 million in 2011 and 533 thousand shares valued at $29 million in 2010.

The Company's shareholders' equity remained the same at $559 million at September 30, 2012 compared with December 31, 2011. In the nine months ended September 30, 2012, the Company earned $62 million in net income, raised $3 million from issuance of stock in connection with exercises of employee stock options, paid $31 million in dividends, and repurchased $39 million in common stock.

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

Capital to Risk-Adjusted Assets

The following summarizes the ratios of capital to risk-adjusted assets for the Company on the dates indicated:

				Minimum	Well-capitalized
	At September 30,		At December 31,	Regulatory	by Regulatory
	2012	2011	2011	Requirement	Definition

Tier I Capital	14.96%	14.11%	14.54%	4.00%	6.00%
Total Capital	16.22%	15.41%	15.83%	8.00%	10.00%
Leverage ratio	8.58%	8.44%	8.38%	4.00%	5.00%

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:
				Minimum	Well-capitalized
	At September 30,		At December 31,	Regulatory	by Regulatory
	2012	2011	2011	Requirement	Definition

Tier I Capital	14.30%	13.99%	13.84%	4.00%	6.00%
Total Capital	15.78%	15.49%	15.32%	8.00%	10.00%
Leverage ratio	8.15%	8.32%	7.93%	4.00%	5.00%

FDIC-covered assets are generally included in the 20% risk-weighted category for regulatory capital measurements due to loss sharing agreements, which expire on February 5, 2019 as to the residential real estate covered assets and on February 5, 2014 as to non-residential real estate covered assets. Subsequent to such dates, previously FDIC-indemnified assets will generally be included in the 100% risk-weight category.

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

Under the proposals, any bank subject to the rules which is unable to maintain its “capital conservation buffer” will be restricted in the payment of shareholder distributions, as an example dividends and share repurchases, and restricted in the payment of discretionary executive compensation. The proposals have phase-in schedules for the various provisions; the higher minimum capital requirements are fully phased-in by January 1, 2015 and the “capital conservation buffer” and changed risk-weightings are fully phased-in by January 1, 2019.

These proposals do not supersede the Federal Deposit Insurance Corporation Improvement Act (FDICIA) requiring federal banking agencies to take prompt corrective action (PCA) to resolve problems of insured depository institutions. The proposals would revise the PCA thresholds to incorporate the proposed regulatory capital minimums, including the newly proposed “common equity tier 1” ratios.

Management has evaluated the capital structure and assets for the Company and the Bank as of September 30, 2012 assuming (1) the Federal Reserve’s proposed rules were currently fully phased-in and (2) the FDIC indemnification of the Bank’s purchased covered assets had expired, causing an increase in risk-weightings on such assets. Based on this evaluation, the Company and the Bank currently maintain capital in excess of all the proposed regulatory ratios, as follows:

	Proposed Minimum Capital Requirement	"Well-capitalized" Under PCA Proposal	Proposed Minimum Plus "Capital Conservation Buffer"	Proforma Measurements as of September 30, 2012 Assuming New Proposals Fully Phased-in and Covered Asset Indemnification Expired
				Company	Bank
Capital Measurement:
Leverage	4.00%	5.00%	4.00%	8.83%	8.40%
Common Equity Tier 1	4.50%	6.50%	7.00%	13.69%	13.06%
Tier I Capital	6.00%	8.00%	8.50%	13.69%	13.06%
Total Capital	8.00%	10.00%	10.50%	14.78%	14.17%

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

Item 4. Controls and Procedures

The Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2012. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms and are effective in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to Management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The evaluation did not identify any change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.
(b) None
(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended September 30, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
		(In thousands, except per share data)
July 1 through July 31	90	$45.99	90	1,967
August 1 through August 31	80	45.93	80	1,887
September 1 through September 30	100	47.77	100	1,787
Total	270	$46.63	270	1,787

* Includes 2 thousand, 4 thousand and 1 thousand shares purchased in July, August and September, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the period from July 1 through July 25, 2012 pursuant to a program approved by the Board of Directors on July 28, 2011 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2012. Shares were repurchased during the period from July 26, 2012 through September 30, 2012 pursuant to a replacement program approved by the Board of Directors on July 26, 2012 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2013.

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

Date: November 2, 2012

EXHIBIT INDEX

Exhibit 31.1:  Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:  Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101:  Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011; (ii) Consolidated Balance Sheets at September 30, 2012, and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2012 and 2011; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and (vi) Notes to Consolidated Financial Statements.