Form 10-K
period 2012-12-31
WESTAMERICA BANCORPORATION
filed 2013-02-28
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to______________.

Commission File Number: 001-9383
WESTAMERICA BANCORPORATION
(Exact name of the registrant as specified in its charter)

CALIFORNIA	94-2156203
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES☑ NO ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2012 as reported on the NASDAQ Global Select Market, was $1,248,315,696.22. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 19, 2013
27,165,929 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 25, 2013, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

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

On February 6, 2009, Westamerica Bank acquired the banking operations of County Bank (“County”) from the Federal Deposit Insurance Corporation (“FDIC”). The Bank and the FDIC entered loss-sharing agreements regarding future losses incurred on acquired loans and foreclosed loan collateral. Under the terms of the loss-sharing agreements, the FDIC absorbs 80 percent of losses and is entitled to 80 percent of loss recoveries on the first $269 million of losses, and absorbs 95 percent of losses and is entitled to 95 percent of loss recoveries on losses exceeding $269 million. The term for loss-sharing on residential real estate loans is ten years, while the term for loss-sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries.On August 20, 2010, Westamerica Bank acquired assets and assumed liabilities of the former Sonoma Valley Bank (“Sonoma”) from the FDIC. The County and Sonoma acquired assets and assumed liabilities were measured at estimated fair values, as required by FASB ASC 805, Business Combinations.

Management made significant estimates and exercised significant judgment in accounting for these 2009 and 2010 acquisitions. Management judgmentally measured loan fair values based on loan file reviews (including borrower financial statements and tax returns), appraised collateral values, expected cash flows, and historical loss factors. Repossessed loan collateral was primarily valued based upon appraised collateral values. The Bank also recorded identifiable intangible assets representing the value of the core deposit customer bases based on Management’s evaluation of the cost of such deposits relative to alternative funding sources. In determining the value of the identifiable intangible assets, Management used significant estimates including average lives of deposit accounts, future interest rate levels, the cost of servicing various depository products, and other significant estimates. Management used quoted market prices to determine the fair value of investment securities, FHLB advances and other borrowings which were purchased and assumed. See Note 2 of the Notes to Consolidated Financial Statements for additional information regarding the Sonoma acquisition.

At December 31, 2012, the Company had consolidated assets of approximately $5.0 billion, deposits of approximately $4.2 billion and shareholders’ equity of approximately $560.1 million. The Company and its subsidiaries employed 935 full-time equivalent staff as of December 31, 2012.

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

As of December 31, 2012, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 10 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to the standards for well capitalized depository institutions and for minimum capital requirements.

On June 7, 2012, the Federal Reserve Board invited comment on three proposed rules intended to improve the quality and increase the quantity of capital in the banking industry. Under the proposals, any bank subject to the rules which is unable to maintain a prescribed “capital conservation buffer” will be restricted in the payment of shareholder distributions and in the payment of discretionary executive compensation. The proposals have phase-in schedules for the various provisions; the higher minimum capital requirements are fully phased-in by January 1, 2015 and the “capital conservation buffer” and changed risk-weightings are fully phased-in by January 1, 2019. These proposals do not supersede the Federal Deposit Insurance Corporation Improvement Act (FDICIA) requiring federal banking agencies to take prompt corrective action (PCA) to resolve problems of insured depository institutions. The proposals would revise the PCA thresholds to incorporate the proposed regulatory capital minimums, including the newly proposed “common equity tier 1” ratios. As of December 31, 2012, the Federal Reserve Board had not issued final rules.

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

In November 2010, the FDIC issued a final rule to implement provisions of the Dodd-Frank Act that provide for temporary unlimited coverage for noninterest-bearing transaction accounts. The separate coverage for non-interest-bearing transaction accounts became effective on December 31, 2010 and terminated on December 31, 2012.

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

Capital market conditions, including liquidity, investor confidence, bond issuer credit worthiness, perceived counter-party risk, the supply of and demand for financial instruments, the financial strength of market participants, and other factors, can materially impact the value of the Company’s assets. An impairment in the value of the Company’s assets could result in asset write-downs, reducing the Company’s asset values, earnings, and equity.

Current market developments may adversely affect the Company’s industry, business and results of operations.

Declines in the housing market during recent years, with significantly reduced home prices and higher levels of foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. During the recent financial crisis and recession, liquidity within the financial system was challenged due to institutions evaluating counter-party risk, margin requirements rose, and other liquidity reducing activities and actions. While liquidity has generally returned to the United States financial system, a recurrence of economic weakness or asset valuation declines could reduce domestic liquidity levels. Further, global economic and financial difficulties, including within Europe, could reduce liquidity in the United States. The Company has no direct operating exposure to European sovereign debt; however, the Company clears daily transactions through large domestic banks which have global operations and exposure. Any resulting lack of available credit, volatility in the financial markets and reduced business activity could materially and adversely affect the Company’s business, financial condition and results of operations.

The weakness of other financial institutions could adversely affect the Company.

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

The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 27.2 million shares of common stock were outstanding at December 31, 2012. Pursuant to its stock option plans, at December 31, 2012, the Company had outstanding options for 2.3 million shares of common stock, of which 1.8 million were currently exercisable. As of December 31, 2012, 1.6 million shares of Company common stock remained available for grants under the Company’s stock option plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

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

The Company repurchases and retires its common stock in accordance with Board of Directors-approved share repurchase programs. At December 31, 2012, approximately 1.5 million shares remained available to repurchase under such plans. The Company has been active in repurchasing and retiring shares of its common stock when alternative uses of excess capital, such as acquisitions, have been limited. The Company could repurchase shares of its common stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were affected at lower prices.

Risks Related to the Nature and Geographical Location of the Company’s Business

The Company invests in loans that contain inherent credit risks that may cause the Company to incur losses.

The Company can provide no assurance that the credit quality of the loan portfolio will not deteriorate in the future and that such deterioration will not adversely affect the Company. As described in this report under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Loan Portfolio Credit Risk,” $372 million of the Company’s purchased loans as of December 31, 2012 are indemnified by the FDIC; such indemnification expires February 6, 2014 for approximately 93% percent of the loans and February 6, 2019 for approximately 7 percent of the loans.  The risk inherent in such loans will increase with the expiration of FDIC indemnification.

The Company’s operations are concentrated geographically in California, and poor economic conditions may cause the Company to incur losses.

Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2012, real estate served as the principal source of collateral with respect to approximately 55% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. The California economy is currently weak following a severe recession. Much of the California real estate market has experienced a decline in values of varying degrees. This decline is having an adverse impact on the business of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans. Generally, the counties surrounding and near San Francisco Bay have been recovering from the recent recession more soundly than counties in the California “Central Valley,” from Sacramento in the north to Bakersfield in the south. Approximately 29 percent of the Company’s loans are to borrowers in the California “Central Valley.” Economic conditions in California are subject to various uncertainties at this time, including the decline in construction and real estate sectors, the California state government’s budgetary difficulties and continuing fiscal difficulties. The Company can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.

The markets in which the Company operates are subject to the risk of earthquakes and other natural disasters.

Most of the properties of the Company are located in California. Also, most of the real and personal properties which currently secure some of the Company’s loans are located in California. California is prone to earthquakes, brush fires, flooding, drought and other natural disasters. In addition to possibly sustaining damage to its own properties, if there is a major earthquake, flood, fire or other natural disaster, the Company faces the risk that many of its borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. A major earthquake, flood, prolonged drought, fire or other natural disaster in California could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

•	an impairment in the value of investment securities;
•	an impairment in the value of life insurance policies owned by the Company;
•	an impairment in the value of real estate owned by the Company.

Recent market conditions led to the failure or merger of a number of financial institutions. Financial institution failures can result in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Weak economic conditions can significantly weaken the strength and liquidity of financial institutions.

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

Such business conditions could adversely affect the credit quality of the Company’s loans, the demand for loans, loan volumes and related revenue, securities valuations, amounts of deposits, availability of funding, results of operations and financial condition.

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

As a holding company, a substantial portion of the Company’s cash flow typically comes from dividends paid by the Bank. Various statutory provisions restrict the amount of dividends the Company’s subsidiaries can pay to the Company without regulatory approval. A reduction in subsidiary dividends paid to the Company could limit the capacity of the Company to pay dividends. In addition, if any of the Company’s subsidiaries were to liquidate, that subsidiary’s creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before the Company, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.

Adverse effects of changes in banking or other laws and regulations or governmental fiscal or monetary policies could adversely affect the Company.

The Company is subject to significant federal and state regulation and supervision, which is primarily for the benefit and protection of the Company’s customers and not for the benefit of investors. In the past, the Company’s business has been materially affected by these regulations. As an example, the FRB amended Regulation E, which implements the Electronic Fund Transfer Act, in a manner that limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine (ATM) and one-time debit card transactions that overdraw a consumer’s account, unless the consumer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions. Implementation of the new provisions significantly reduced overdraft fees assessed by the Bank.

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

The FRB has been providing vast amounts of liquidity into the banking system due to current economic and capital market conditions. The FRB has been purchasing large quantities of U.S. government securities, including agency-backed mortgage securities, increasing the demand for such securities thereby reducing interest rates. A reduction in the FRB’s activities or capacity could reduce liquidity in the markets and cause interest rates to rise, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations and causing investment securities and loans to decline in value.

Federal and state governments could pass legislation detrimental to the Company’s performance.

As an example, the Company could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank's borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Company could experience higher credit losses because of federal or state legislation or regulatory action that limits or delays the Bank's ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

The FDIC insures deposits at insured financial institutions up to certain limits. The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund. Recent economic conditions have increased bank failures, in which case the FDIC takes control of failed banks and insures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. In such case, the FDIC may increase premium assessments to maintain adequate funding of the Deposit Insurance Fund.

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

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s accounting, customer relationship management and other systems. Communication and information systems failures can result from a variety of risks including, but not limited to, telecommunication line integrity, weather, terrorist acts, natural disasters, accidental disasters, unauthorized breaches of security systems, and other events. There can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately corrected by the Company or its vendors. The occurrence of any such failures, interruptions or security breaches could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

On February 6, 2009, the Bank acquired approximately $1.2 billion in loans and repossessed loan collateral of the former County Bank from the FDIC as its receiver. At December 31, 2012, $372.3 million in loans and $13.7 million in repossessed loan collateral remained outstanding.  On August 20, 2010, the Bank acquired approximately $217 million in loans and repossessed loan collateral of the former Sonoma Valley Bank from the FDIC as its receiver. At December 31, 2012, $74.9 million in loans and $3.4 million in repossessed loan collateral remained outstanding. These purchased assets had suffered substantial deterioration at the respective acquisition dates, and the Company can provide no assurance that they will not continue to deteriorate now that they are the Bank’s assets. If Management’s estimates of purchased asset fair values as of the acquisition dates are higher than ultimate cash flows, the recorded carrying amount of the assets may need to be reduced with a corresponding charge to earnings, net of FDIC loss indemnification on former County Bank assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Branch Offices and Facilities

Westamerica Bank is engaged in the banking business through 95 branch offices in 21 counties in Northern and Central California. WAB believes all of its offices are constructed and equipped to meet prescribed security requirements.

The Company owns 33 branch office locations and one administrative facility and leases 70 facilities. Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, and for changes in other operating costs such as property taxes and maintenance.

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

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WABC”. The following table shows the high and the low sales prices for the common stock, for each quarter, as reported by NASDAQ:

	High	Low
2012:
First quarter	$49.53	$43.90
Second quarter	48.62	43.01
Third quarter	49.39	44.08
Fourth quarter	47.72	40.50
2011:
First quarter	$56.96	$49.25
Second quarter	52.53	46.91
Third quarter	50.52	36.32
Fourth quarter	46.73	36.34

As of January 31, 2013, there were approximately 6,800 shareholders of record of the Company’s common stock.

The Company has paid cash dividends on its common stock in every quarter since its formation in 1972, and it is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, cash balances, financial condition and capital requirements of the Company and its subsidiaries as well as policies of the FRB pursuant to the BHCA. See Item 1, “Business - Supervision and Regulation.” As of December 31, 2012, $170 million was available for payment of dividends by the Company to its shareholders, under applicable laws and regulations.

The notes to the consolidated financial statements included in this report contain additional information regarding the Company’s capital levels, regulations affecting subsidiary bank dividends paid to the Company, the Company’s earnings, financial condition and cash flows, and cash dividends declared and paid on common stock.

On February 13, 2009, the Company issued a warrant to purchase 246,640 shares of its common stock at an exercise price of $50.92 per share with an expiration date of February 13, 2019. The warrant remained outstanding as of December 31, 2012.

Stock performance

The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2012 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2002 and reinvestment of all dividends.

	Period ending
	2002	2003	2004	2005	2006	2007
Westamerica Bancorporation (WABC)	$100.00	$126.71	$151.61	$141.25	$138.30	$125.20
S&P 500 (SPX)	100.00	128.67	142.65	149.65	173.26	182.78
NASDAQ Bank Index (CBNK)	100.00	133.03	151.18	148.26	168.72	135.16

	Period ending
	2008	2009	2010	2011	2012
Westamerica Bancorporation (WABC)	$147.53	$164.37	$169.12	$138.00	$138.32
S&P 500 (SPX)	115.17	145.65	167.62	171.12	198.48
NASDAQ Bank Index (CBNK)	106.06	88.78	101.36	90.71	107.70

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2012 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2007 and reinvestment of all dividends.

	Period ending
	2007	2008	2009	2010	2011	2012
Westamerica Bancorporation (WABC)	$100.00	$117.83	$131.29	$135.08	$110.22	$110.48
S&P 500 (SPX)	100.00	63.01	79.69	91.71	93.62	108.59
NASDAQ Bank Index (CBNK)	100.00	78.47	65.69	75.00	67.12	79.69

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended December 31, 2012 (in thousands, except per share data).

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	72	$45.12	72	1,715
November 1 through November 30	173	42.24	173	1,542
December 1 through December 31	54	42.19	54	1,488
Total	299	42.92	299	1,488

*
Includes 1 thousand, 3 thousand and 1 thousand shares purchased in October, November and December, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the fourth quarter of 2012 pursuant to a program approved by the Board of Directors on July 26, 2012 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2013.

[The remainder of this page intentionally left blank]

ITEM 6. SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2012 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and other information included elsewhere herein.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY
(Dollars in thousands, except per share data)

Year ended December 31:	2012	2011	2010	2009	2008
Interest and fee income	$183,364	$207,979	$221,155	$241,949	$208,469
Interest expense	5,744	8,382	12,840	19,380	33,243
Net interest income	177,620	199,597	208,315	222,569	175,226
Provision for loan losses	11,200	11,200	11,200	10,500	2,700
Noninterest income:
Net losses from securities	(1,287)	––	––	––	(56,955)
Gain on acquisition	––	––	178	48,844	––
Deposit service charges and other	58,309	60,097	61,276	63,167	54,899
Total noninterest income (loss)	57,022	60,097	61,454	112,011	(2,056)
Noninterest expense
Settlements	––	2,100	43	158	134
Visa litigation	––	––	––	––	(2,338)
Other noninterest expense	116,885	125,578	127,104	140,618	102,965
Total noninterest expense	116,885	127,678	127,147	140,776	100,761
Income before income taxes	106,557	120,816	131,422	183,304	69,709
Provision for income taxes	25,430	32,928	36,845	57,878	9,874
Net income	81,127	87,888	94,577	125,426	59,835
Preferred stock dividends and discount accretion	––	––	––	3,963	––
Net income applicable to common equity	$81,127	$87,888	$94,577	$121,463	$59,835
Average common shares outstanding	27,654	28,628	29,166	29,105	28,892
Average diluted common shares outstanding	27,699	28,742	29,471	29,353	29,273
Shares outstanding at December 31	27,213	28,150	29,090	29,208	28,880
Per common share:
Basic earnings	$2.93	$3.07	$3.24	$4.17	$2.07
Diluted earnings	2.93	3.06	3.21	4.14	2.04
Book value at December 31	20.58	19.85	18.74	17.31	14.19
Financial Ratios:
Return on assets	1.64%	1.78%	1.95%	2.39%	1.42%
Return on common equity	14.93%	16.14%	18.11%	25.84%	14.77%
Net interest margin *	4.79%	5.32%	5.54%	5.42%	5.13%
Net loan losses to average loans
Originated loans	0.72%	0.68%	0.79%	0.60%	0.44%
Purchased covered loans	0.18%	0.16%	––	––	––
Purchased non-covered loans	0.11%	––	––	––	––
Efficiency ratio **	46.01%	45.77%	44.13%	39.74%	51.88%
Equity to assets	11.31%	11.08%	11.06%	10.16%	10.16%
Period End Balances:
Assets	$4,952,193	$5,042,161	$4,931,524	$4,975,501	$4,032,934
Originated loans	1,664,183	1,862,607	2,029,541	2,201,088	2,382,426
Purchased covered loans	372,283	535,278	692,972	855,301	––
Purchased non-covered loans	74,891	125,921	199,571	––	––
Allowance for loan losses	30,234	32,597	35,636	41,043	44,470
Investment securities	1,981,677	1,561,556	1,252,212	1,111,143	1,237,779
Deposits	4,232,492	4,249,921	4,132,961	4,060,208	3,095,054
Identifiable intangible assets and goodwill	144,934	150,302	156,277	157,366	136,907
Short-term borrowed funds	53,687	115,689	107,385	128,134	457,275
Federal Home Loan Bank advances	25,799	26,023	61,698	85,470	––
Term repurchase agreement	10,000	10,000	––	99,044	––
Debt financing and notes payable	15,000	15,000	26,363	26,497	26,631
Shareholders’ equity	560,102	558,641	545,287	505,448	409,852
Capital Ratios at Period End:
Total risk based capital	16.33%	15.75%	15.50%	14.50%	11.76%
Tangible equity to tangible assets	8.64%	8.35%	8.15%	7.22%	7.01%
Dividends Paid Per Common Share	$1.48	$1.45	$1.44	$1.41	$1.39
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 49 through 89, as well as with the other information presented throughout the Report.

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

On February 6, 2009, the Bank acquired assets and assumed liabilities of the former County Bank (“County”) from the FDIC. The Bank acquired approximately $1.62 billion assets and assumed approximately $1.58 billion liabilities. The Bank and the FDIC entered loss-sharing agreements regarding future losses incurred on acquired loans and foreclosed loan collateral. Under the terms of the loss-sharing agreements, the FDIC absorbs 80 percent of losses and is entitled to 80 percent of loss recoveries on the first $269 million of losses, and absorbs 95 percent of losses and is entitled to 95 percent of loss recoveries on losses exceeding $269 million. The loss-sharing agreement on residential real estate loans expires February 6, 2019 and the loss-sharing agreement on non-residential real estate loans expires February 6, 2014 as to losses and February 6, 2017 as to loss recoveries. For further information regarding the FDIC loss-sharing agreements, see the “Loan Portfolio Credit Risk” section of this report.

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

Net Income

During the three years ended December 31, 2012, market interest rates declined to low levels. The Federal Reserve’s Federal Open Market Committee has maintained highly accommodative monetary polices to influence interest rates to low levels in order to provide stimulus to the economy following the “financial crisis” recession. The Company’s principal source of revenue is net interest and fee income, which represents interest earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest bearing liabilities”). The change in market interest rates in the three years ended December 31, 2012 has reduced the spread between interest rates on earning assets and interest bearing liabilities. As a result, the Company’s net interest income has declined. The Company also earns revenue from service charges on deposit accounts, merchant processing services, debit card fees, and other fees (“noninterest income”). Service charges on deposit accounts are subject to laws and regulations; recent regulations and customer activity have caused service charges on deposit account to decline in the three years ended December 31, 2012; however, merchant processing fees, debit card fees and trust fees have increased due to higher transaction volumes and the Company’s sales efforts. The Company incurs noninterest expenses to deliver products and services to our customers. Management is focused on controlling noninterest expense levels, particularly due to the recent market interest rate pressure on net interest and fee income.

Components of Net Income

Year ended December 31, (Dollars in thousands except per share amounts)	2012	2011	2010
Net interest and fee income *	$197,027	$218,867	$226,683
Provision for loan losses	(11,200)	(11,200)	(11,200)
Noninterest income	57,022	60,097	61,454
Noninterest expense	(116,885)	(127,678)	(127,147)
Income before income taxes *	125,964	140,086	149,790
Taxes *	(44,837)	(52,198)	(55,213)
Net income	$81,127	$87,888	$94,577
Net income applicable to common equity per average fully-diluted common share	$2.93	$3.06	$3.21
Net income applicable to common equity as a percentage of average shareholders’ equity	14.93%	16.14%	18.11%
Net income applicable to common equity as a percentage of average total assets	1.64%	1.78%	1.95%
*	Fully taxable equivalent (FTE)

Comparing 2012 to 2011, net income applicable to common equity decreased $6.8 million, primarily due to lower net interest income (FTE) and a $1.3 million loss on sale of securities, partially offset by decreases in noninterest expense and income tax provision (FTE). The lower net interest income (FTE) was primarily caused by a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments, lower average balances of interest-bearing liabilities and lower rates on interest-bearing deposits. The provision for loan losses remained the same, reflecting Management's evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC and purchased loan credit-default discounts. Noninterest expense declined primarily due to a $2.1 million settlement accrual in 2011 and reduced costs related to personnel and nonperforming assets.

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

Net Interest and Fee Income

The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investment securities and interest expense paid on interest-bearing deposits and other borrowings. Net interest and fee income (FTE) in 2012 decreased $21.8 million or 10.0% from 2011, to $197.0 million. Comparing 2011 to 2010, net interest and fee income (FTE) decreased $7.8 million or 3.4% to $218.9 million.

Components of Net Interest and Fee Income

Year ended December 31, (Dollars in thousands)	2012	2011	2010
Interest and fee income	$183,364	$207,979	$221,155
Interest expense	(5,744)	(8,382)	(12,840)
FTE adjustment	19,407	19,270	18,368
Net interest and fee income (FTE)	$197,027	$218,867	$226,683
Net interest margin (FTE)	4.79%	5.32%	5.54%

Comparing 2012 with 2011, net interest income and fee (FTE) declined $21.8 million mostly due to a lower average volume of loans (down $422 million) and lower yields on interest earning assets (down 0.59%), partially offset by higher average balances of investments (up $424 million), lower average balances of interest-bearing liabilities (down $103 million) and lower rates on interest-bearing deposits (down 0.09%).

Loan volumes have declined due to problem loan workout activities, particularly with purchased loans, and reduced volumes of loan originations. In Management’s opinion, current levels of competitive loan pricing do not provide adequate forward earnings potential. As a result, the Company has not currently taken an aggressive posture relative to loan portfolio growth. Management has maintained relatively stable interest-earning asset volumes by increasing investment securities as loan volumes have declined.

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

Interest and fee income (FTE) was down $24.5 million or 10.8% from 2012 to 2011. The decrease resulted from a lower average volume of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments. Average interest earning assets increased $2 million in 2012 compared with 2011 due to a $424 million increase in average investments, offset by a $422 million decrease in average loans. The average investment portfolio increased mostly due to higher average balances of collateralized mortgage obligations and mortgage backed securities (up $271 million), municipal securities (up $108 million) and corporate securities (up $92 million), partially offset by a $57 million decline in securities issued by U.S. government sponsored entities. The decrease in the average balance of the loan portfolio was attributable to decreases in average balances of commercial real estate loans (down $183 million), taxable commercial loans (down $118 million), construction loans (down $31 million), residential real estate loans (down $48 million), tax-exempt commercial loans (down $19 million) and consumer loans (down $22 million).

The average yield on earning assets in 2012 was 4.93% compared with 5.52% in 2011. The loan portfolio yield for 2012 compared with 2011 was lower by 0.22% mostly due to lower yields on consumer loans (down 0.76%), residential real estate loans (down 0.33%) and tax-exempt commercial loans (down 0.35%) and taxable commercial loans (down 0.09%), partially offset by higher yields on commercial real estate loans (up 0.15%). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The yield on commercial real estate loans in 2012 and 2011 was elevated due to interest received on nonaccrual loans and discount accretion on purchased loans. The investment portfolio yield decreased 0.76% to 3.84% from 2012 to 2011 primarily due to lower yields on collateralized mortgage obligations and mortgage backed securities (down 1.18%), municipal securities (down 0.55%), and securities of U.S. government sponsored entities (down 0.26%), partially offset by a 0.05% increase in yields on corporate securities which contain floating interest rate structures.

Interest expense has been reduced by lowering rates paid on interest-bearing deposits and borrowings and by reducing the volume of higher-cost funding sources. Lower-cost checking and savings deposits accounted for 82.8% of total average deposits in 2012 compared with 79.6% in 2011. In 2012 interest expense declined $2.6 million or 31.5% from 2011, due to lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits. In 2012 average interest-bearing deposits fell $62 million compared with 2011 primarily due to declines in the average balances of time deposits $100 thousand or more (down $75 million), time deposits less than $100 thousand (down $49 million), and preferred money market savings (down $38 million), partially offset by increases in the average balances of money market checking accounts (up $41 million), money market savings (up $30 million) and regular savings (up $29 million). Average balances of debt financing declined $7 million due to the redemption of a $10 million subordinated note in August 2011. Increases were partially offset by higher average balances of term repurchase agreement (up $6 million). Rates paid on interest-bearing deposits averaged 0.16% in 2012 compared with 0.25% in 2011 mainly due to lower rates on money market savings (down 0.07%), preferred money market savings (down 0.32%), regular savings (down 0.05%), time deposits $100 thousand and more (down 0.10%) and time deposits less than $100 thousand (down 0.10%).

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

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present information regarding the consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income earned from average interest earning assets and the resulting yields, and the amounts of interest expense incurred on average interest-bearing liabilities and the resulting rates. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income and accretion of purchased loan discounts. Yields on tax-exempt securities and loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the current statutory tax rate.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2012
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets
Investment securities:
Available for sale
Taxable	$491,338	$11,430	2.33%
Tax-exempt (1)	214,268	12,603	5.88%
Held to maturity
Taxable	460,381	9,916	2.15%
Tax-exempt (1)	634,482	35,277	5.56%
Loans:
Commercial
Taxable	319,235	20,216	6.33%
Tax-exempt (1)	128,887	7,815	6.06%
Commercial real estate	1,016,805	67,863	6.67%
Real estate construction	26,314	1,946	7.40%
Real estate residential	264,497	9,583	3.62%
Consumer	559,132	26,122	4.67%
Total Loans (1)	2,314,870	133,545	5.77%
Interest-earning assets (1)	4,115,339	202,771	4.93%
Other assets	838,963
Total assets	$4,954,302
Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,603,981	––	––
Savings and interest-bearing transaction	1,887,959	1,238	0.07%
Time less than $100,000	264,466	1,515	0.57%
Time $100,000 or more	460,833	1,530	0.33%
Total interest-bearing deposits	2,613,258	4,283	0.16%
Short-term borrowed funds	81,323	77	0.09%
Federal Home Loan Bank advances	25,916	483	1.86%
Term repurchase agreement	10,000	99	0.99%
Debt financing and notes payable	15,000	802	5.35%
Total interest-bearing liabilities	2,745,497	5,744	0.21%
Other liabilities	61,515
Shareholders’ equity	543,309
Total liabilities and shareholders’ equity	$4,954,302
Net interest spread (2)			4.72%
Net interest income and interest margin (1)(3)		$197,027	4.79%
____________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2011
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets
Money market assets and funds sold	$430	$––	––%
Investment securities:
Available for sale
Taxable	445,527	11,166	2.51%
Tax-exempt (1)	258,867	15,989	6.18%
Held to maturity
Taxable	188,751	6,238	3.30%
Tax-exempt (1)	483,255	29,878	6.18%
Loans:
Commercial
Taxable	437,581	28,087	6.42%
Tax-exempt (1)	148,144	9,494	6.41%
Commercial real estate	1,199,390	78,179	6.52%
Real estate construction	57,529	4,331	7.53%
Real estate residential	312,615	12,340	3.95%
Consumer	581,286	31,547	5.43%
Total Loans (1)	2,736,545	163,978	5.99%
Interest-earning assets (1)	4,113,375	227,249	5.52%
Other assets	837,379
Total assets	$4,950,754
Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,496,362	––	––
Savings and interest-bearing transaction	1,826,118	2,419	0.13%
Time less than $100,000	313,548	2,090	0.67%
Time $100,000 or more	535,866	2,296	0.43%
Total interest-bearing deposits	2,675,532	6,805	0.25%
Short-term borrowed funds	105,157	216	0.21%
Federal Home Loan Bank advances	41,741	520	1.25%
Term repurchase agreement	3,945	39	0.98%
Debt financing and notes payable	22,066	802	3.63%
Total interest-bearing liabilities	2,848,441	8,382	0.29%
Other liabilities	61,493
Shareholders’ equity	544,458
Total liabilities and shareholders’ equity	$4,950,754
Net interest spread (2)			5.23%
Net interest income and interest margin (1)(3)		$218,867	5.32%
____________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2010
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets
Money market assets and funds sold	$1,820	$2	0.11%
Investment securities:
Available for sale
Taxable	299,730	8,806	2.94%
Tax-exempt (1)	183,484	11,982	6.53%
Held to maturity
Taxable	175,475	7,641	4.35%
Tax-exempt (1)	479,969	30,075	6.27%
Loans:
Commercial
Taxable	536,530	34,140	6.36%
Tax-exempt (1)	166,702	10,941	6.56%
Commercial real estate	1,245,369	81,755	6.56%
Real estate construction	68,602	3,711	5.41%
Real estate residential	357,398	15,668	4.38%
Consumer	579,432	34,802	6.01%
Total Loans (1)	2,954,033	181,017	6.13%
Interest-earning assets (1)	4,094,511	239,523	5.85%
Other assets	758,969
Total assets	$4,853,480
Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,412,702	––	––
Savings and interest-bearing transaction	1,676,882	3,543	0.21%
Time less than $100,000	358,096	1,769	0.49%
Time $100,000 or more	550,810	3,406	0.62%
Total interest-bearing deposits	2,585,788	8,718	0.34%
Short-term borrowed funds	107,821	463	0.43%
Federal Home Loan Bank advances	34,378	437	1.25%
Term repurchase agreement	94,842	1,528	1.61%
Debt financing and notes payable	26,433	1,694	6.41%
Total interest-bearing liabilities	2,849,262	12,840	0.45%
Other liabilities	69,333
Shareholders’ equity	522,183
Total liabilities and shareholders’ equity	$4,853,480
Net interest spread (2)			5.40%
Net interest income and interest margin (1)(3)		$226,683	5.54%
____________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets.

The following tables set forth a summary of the changes in interest income and interest expense due to changes in average assets and liability balances (volume) and changes in average interest yields/rates for the periods indicated. Changes not solely attributable to volume or yields/rates have been allocated in proportion to the respective volume and yield/rate components.

Summary of Changes in Interest Income and Expense

Years Ended December 31,	2012 Compared with 2011
(In thousands)	Volume	Yield/Rate	Total
Increase (decrease) in interest and fee income:
Investment securities:
Available for sale Taxable	$1,112	$(848)	$264
Tax- exempt (1)	(2,644)	(742)	(3,386)
Held to maturity Taxable	6,464	(2,786)	3,678
Tax- exempt (1)	8,659	(3,260)	5,399
Loans:
Commercial:
Taxable	(7,497)	(374)	(7,871)
Tax- exempt (1)	(1,181)	(498)	(1,679)
Commercial real estate	(12,123)	1,807	(10,316)
Real estate construction	(2,310)	(75)	(2,385)
Real estate residential	(1,788)	(969)	(2,757)
Consumer	(1,109)	(4,316)	(5,425)
Total loans (1)	(26,008)	(4,425)	(30,433)
Total decrease in interest and fee income (1)	(12,417)	(12,061)	(24,478)
Increase (decrease) in interest expense:
Deposits:
Savings/ interest-bearing	82	(1,263)	(1,181)
Time less than $100,000	(301)	(274)	(575)
Time $100,000 or more	(291)	(475)	(766)
Total interest-bearing	(510)	(2,012)	(2,522)
Short-term borrowed funds	(41)	(98)	(139)
Federal Home Loan Bank advances	(37)	––	(37)
Term repurchase agreement	46	14	60
Notes and mortgages payable	(305)	305	––
Total decrease in interest expense	(847)	(1,791)	(2,638)
Decrease in net interest income (1)	$(11,570)	$(10,270)	$(21,840)
____________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

Years Ended December 31,	2011 Compared with 2010
(In thousands)	Volume	Yield/Rate	Total
(Decrease) increase in interest and fee income:
Money market assets and funds sold	$(1)	$(1)	$(2)
Investment securities:
Available for sale Taxable	3,800	(1,440)	2,360
Tax- exempt (1)	4,687	(680)	4,007
Held to maturity Taxable	545	(1,948)	(1,403)
Tax- exempt (1)	205	(402)	(197)
Loans:
Commercial:
Taxable	(6,349)	296	(6,053)
Tax- exempt (1)	(1,194)	(253)	(1,447)
Commercial real estate	(3,000)	(576)	(3,576)
Real estate construction	(667)	1,287	620
Real estate residential	(1,854)	(1,474)	(3,328)
Consumer	111	(3,366)	(3,255)
Total loans (1)	(12,953)	(4,086)	(17,039)
Total decrease in interest and fee income (1)	(3,717)	(8,557)	(12,274)
Increase (decrease) in interest expense:
Deposits:
Savings/ interest-bearing	293	(1,417)	(1,124)
Time less than $100,000	(240)	561	321
Time $100,000 or more	(90)	(1,020)	(1,110)
Total interest-bearing	(37)	(1,876)	(1,913)
Short-term borrowed funds	(11)	(236)	(247)
Federal Home Loan Bank advances	92	(9)	83
Term repurchase agreement	(1,061)	(428)	(1,489)
Notes and mortgages payable	(246)	(646)	(892)
Total decrease in interest expense	(1,263)	(3,195)	(4,458)
Decrease in net interest income (1)	$(2,454)	$(5,362)	$(7,816)
____________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for loan losses reflects Management's assessment of credit risk in the loan portfolio during each of the periods presented.

The Company provided $11.2 million each for loan losses in 2012, 2011 and 2010. The Company recorded purchased County Bank (“County”) and Sonoma loans at estimated fair value upon the acquisition dates, February 6, 2009 and August 20, 2010, respectively. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County loans are “covered” by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. Of the total recorded provision, the Company provided $1.9 million and $987 thousand for purchased loans in 2012 and 2011, respectively. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income

Components of Noninterest Income

Years Ended December 31,
(In thousands)	2012	2011	2010
Service charges on deposit accounts	$27,691	$29,523	$33,517
Merchant processing services	9,734	9,436	9,057
Debit card fees	5,173	4,956	4,888
ATM processing fees	3,396	3,815	3,848
Other service charges	2,801	2,827	2,768
Trust fees	2,078	1,887	1,705
Check sale income	818	844	893
Safe deposit rental	761	695	678
Financial services commissions	689	423	747
Gain on acquisition	—	—	178
Loss on sale of securities	(1,287)	—	—
Other noninterest income	5,168	5,691	3,175
Total	$57,022	$60,097	$61,454

In 2012, noninterest income decreased $3.1 million compared with 2011. The decline in 2012 noninterest income is primarily due to a $1.3 million loss realized from the sale of a collateralized mortgage obligation bond whose underlying support tranches began experiencing escalating losses, which began deteriorating the creditworthiness of the bond. Service charges on deposits decreased $1.8 million or 6.2% due to declines in fees charged on overdrawn and insufficient funds accounts (down $2.2 million), partially offset by higher deficit fees charged on analyzed accounts (up $298 thousand) and higher fees charged on checking accounts (up $134 thousand). ATM processing fees decreased $419 thousand or 11.0% primarily due to a lower transaction volume at non-Westamerica Bank terminals. Merchant processing services income increased $298 thousand or 3.2% mainly due to increased transactions. Financial services commissions and Trust fees increased $266 thousand and $191 thousand, respectively, from improved sales activities.

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

Noninterest Expense

Components of Noninterest Expense

Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Salaries and related benefits	$57,388	$58,501	$61,748
Occupancy	15,460	16,209	15,633
Outsourced data processing services	8,531	8,844	8,957
Amortization of intangible assets	5,368	5,975	6,333
Professional fees	3,217	4,802	3,376
Furniture and equipment	3,775	3,837	4,325
Courier service	3,117	3,342	3,495
Other Real Estate Owned	1,235	2,458	895
Loan expenses	1,884	2,104	1,639
Settlements	—	2,100	43
Telephone	1,735	1,705	1,590
Postage	1,326	1,467	1,540
Stationery and supplies	1,038	1,259	1,285
Operational losses	546	1,051	828
Advertising and public relations	649	704	880
Other	11,616	13,320	14,580
Total	$116,885	$127,678	$127,147

In 2012, noninterest expense decreased $10.8 million or 8.5% compared with 2011 mainly due to a $2.1 million settlement accrual in 2011 and lower costs related to personnel and nonperforming assets. Additionally, the first quarter 2011 included $679 thousand in expenses related to pre-integration costs for the acquired Sonoma, primarily outsourced data processing and personnel costs. Sonoma operations were fully integrated in February 2011. Professional fees declined $1.6 million or 33.0% largely due to lower legal fees. Other real estate owned expense decreased $1.2 million or 49.8% mainly due to higher gains on sale of foreclosed assets and lower maintenance costs, partially offset by higher writedowns. Salaries and related benefits decreased $1.1 million or 1.9% primarily due to lower salaries resulting from employee attrition, partially offset by higher employee benefit costs. Occupancy expense declined $749 thousand or 4.6% mostly due to lower lease rates on bank premises and lower maintenance expense. Operational losses declined $505 thousand or 48.0% due to lower losses for fraudulent deposit account and debit card activities. Loan expense decreased $220 thousand or 10.5% mainly due to lower expenses relating to problem loans.

Noninterest expense increased $531 thousand or 0.4% in 2011 compared with 2010. The 2011 results included $2.1 million in litigation settlement accruals and $679 thousand related to pre-integration costs for the acquired Sonoma, primarily outsourced data processing and personnel costs. Sonoma operations were fully integrated in February 2011. Expenses related to other real estate owned were $1.6 million higher in 2011 due to recognition of declines in value and payment of delinquent property taxes on real estate repossessed during the period. Professional fees increased $1.4 million due to higher legal fees. Occupancy expense increased $576 thousand primarily due to increased rental of bank premises. Loan expense increased $465 thousand primarily due to increases in foreclosure expense, appraisal fees and waived fees on foreclosed loans. Operational losses increased $223 thousand due to increased fraudulent deposit account and debit card activity and branch robberies. Salaries and related benefits decreased $3.2 million primarily due to a reduction in salaries, decreases in incentives, bonuses and other benefits, partially offset by higher group health insurance costs. Deposit insurance assessments declined $1.7 million due to new assessment rules effective April 1, 2011. Equipment expense declined $488 thousand primarily due to lower depreciation and repairs and maintenance expenses. Amortization of identifiable intangible assets declined $358 thousand as intangible assets are amortized on a declining balance method. Advertising and public relations expense decreased $176 thousand.

Provision for Income Tax

In 2012, the Company recorded an income tax provision (FTE) of $44.8 million compared with $52.2 million for 2011. The 2012 provision represents an effective tax rate (FTE) of 35.6%, compared with 37.3% for 2011. The effective tax rates without FTE adjustments were 23.9% and 27.3% for 2012 and 2011, respectively. The lower tax rate in 2012 was attributable to a $968 thousand tax refund from an amended 2006 federal income tax return. This claim for tax refund was processed by the Internal Revenue Service in conjunction with the conclusion of an examination of the Company’s 2008 federal income tax return. In addition, the decline in the tax rate is attributable to a higher proportion of pre-tax income represented by tax exempt elements, such as interest earned on municipal loans and investment securities.

The income tax provision (FTE) was $52.2 million in 2011 compared with $55.2 million in 2010. The 2011 effective tax rate (FTE) was 37.3% compared to 36.9% in 2010. The effective tax rates without FTE adjustments were 27.3% and 28.0% for 2011 and 2010, respectively. The lower effective tax rate (FTE) in 2011 is primarily attributable to tax-exempt interest income representing a higher proportion of pre-tax income and increased limited partnership tax credits.

Investment Portfolio

The Company maintains a securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, corporations and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

Management has maintained relatively stable interest-earning asset volumes by increasing investment securities as loan volumes have declined.

Investment securities assigned to the available for sale portfolio are generally used to supplement the Company's liquidity, provide a prudent yield, and provide collateral for public deposits and other borrowing facilities. Unrealized net gains and losses on available for sale securities are recorded as an adjustment to equity, net of taxes, but are not reflected in the current earnings of the Company. If Management determines depreciation, due to credit risk, in any available for sale security is “other than temporary,” a securities loss will be recognized as a charge to earnings. If a security is sold, any gain or loss is reflected in current earnings and the equity adjustment is reversed. At December 31, 2012, the Company held $825.6 million in securities classified as investments available for sale with a duration of 4.0 years. At December 31, 2012, an unrealized gain, net of taxes, of $14.8 million related to these securities was included in shareholders' equity.

Securities assigned to the held to maturity portfolio earn a prudent yield, provide liquidity from maturities and paydowns, and provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. At December 31, 2012, the held to maturity investment portfolio had a duration of 4.4 years and included $1.1 billion in fixed-rate and $33.2 million in adjustable-rate securities. If Management determines depreciation in any held to maturity security is “other than temporary,” a securities loss will be recognized as a charge to earnings. The Company had no trading securities at December 31, 2012. For more information on investment securities, see the notes accompanying the consolidated financial statements.

The following table shows the fair value carrying amount of the Company’s investment securities available for sale as of the dates indicated:

Available for Sale Portfolio

At December 31, (In thousands)	2012	2011	2010
U.S. Treasury securities	$3,558	$3,596	$3,542
Securities of U.S. Government sponsored entities	49,525	117,472	172,877
Residential mortgage backed securities	56,932	90,408	109,829
Commercial mortgage backed securities	4,145	4,530	5,065
Obligations of States and political subdivisions	215,247	246,093	261,133
Residential collateralized mortgage obligations	221,105	51,164	25,603
Asset-backed securities	16,005	7,306	8,286
FHLMC and FNMA stock	2,880	1,847	655
Corporate securities	252,838	112,199	79,191
Other securities	3,401	4,138	5,303
Total	$825,636	$638,753	$671,484

The following table sets forth the relative maturities and contractual yields of the Company’s available for sale securities (stated at fair value) at December 31, 2012. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Available for Sale Maturity Distribution

At December 31, 2012 (Dollars in thousands)	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Other	Total
U.S. Treasury securities	$3,039	$519	$––	$––	$––	$––	$3,558
Interest rate	0.97%	1.45%	––%	––%	––%	––%	1.04%
U.S. Government sponsored entities	––	48,584	941	––	––	––	49,525
Interest rate	––	0.90%	5.85%	––	––	––	0.99%
States and political subdivisions	7,420	30,589	62,599	114,639	––	––	215,247
Interest rate (FTE)	6.91%	5.53%	6.03%	6.23%	––	––	6.09%
Asset-backed securities	––	10,177	––	5,828	––	––	16,005
Interest rate	––	0.69%	––	0.53%	––	––	0.63%
Corporate securities	30,227	222,611	––	––	––	––	252,838
Interest rate	1.72%	1.96%	––	––	––	––	1.94%
Subtotal	40,686	312,480	63,540	120,467	––	––	537,173
Interest rate (FTE)	2.61%	2.10%	6.03%	5.95%	––	––	3.47%
Mortgage backed securities and residential collateralized mortgage obligations	––	––	––	––	282,182	––	282,182
Interest rate	––	––	––	––	2.26%	––	2.26%
Other without set maturities	––	––	––	––	––	6,281	6,281
Interest rate (FTE)	––	––	––	––	––	3.40%	3.40%
Total	$40,686	$312,480	$63,540	$120,467	$282,182	$6,281	$825,636
Interest rate (FTE)	2.61%	2.10%	6.03%	5.95%	2.26%	3.40%	3.06%

The following table shows the carrying amount (amortized cost) and fair value of the Company’s investment securities held to maturity as of the dates indicated:

Held to Maturity Portfolio

At December 31, (In thousands)	2012	2011	2010
Securities of U.S. Government sponsored entities	$3,232	$––	$––
Residential mortgage backed securities	72,807	54,869	40,531
Obligations of States and political subdivisions	680,802	625,390	455,372
Residential collateralized mortgage obligations	399,200	242,544	84,825
Total	$1,156,041	$922,803	$580,728
Fair value	$1,184,557	$947,493	$594,711

The following table sets forth the relative maturities and contractual yields of the Company’s held to maturity securities at December 31, 2012. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Held to Maturity Maturity Distribution

At December 31, 2012, (Dollars in thousands)	Within One year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
Securities of U.S. Government sponsored entities	$––	$––	$3,232	$––	$––	$3,232
Interest rate	––%	––%	1.44%	––%	––%	1.44%
States and political subdivisions	10,265	167,162	224,371	279,004	––	680,802
Interest rate (FTE)	5.13%	5.74%	5.50%	5.58%	––	5.59%
Subtotal	10,265	167,162	227,603	279,004	––	684,034
Interest rate (FTE)	5.13%	5.74%	5.44%	5.58%	––	5.57%
Mortgage backed securities and residential collateralized mortgage obligations	––	––	––	––	472,007	472,007
Interest rate	––	––	––	––	1.86%	1.86%
Total	$10,265	$167,162	$227,603	$279,004	$472,007	$1,156,041
Interest rate (FTE)	5.13%	5.74%	5.44%	5.58%	1.86%	4.05%

Loan Portfolio

For management purposes, the Company segregates its loan portfolio into three segments. Loans originated by the Company following its loan underwriting policies and procedures are separated from purchased loans. Former County Bank loans purchased from the FDIC with loss-sharing agreements (“purchased covered loans”) are segregated as are former Sonoma Valley Bank loans purchased from the FDIC without loss-sharing agreements (“purchased non-covered loans”). Loan volumes have declined due to problem loan workout activities, particularly with purchased loans, and reduced volumes of loan originations. In Management’s opinion, current levels of competitive loan pricing do not provide adequate forward earnings potential. As a result, the Company has not currently taken an aggressive posture relative to loan portfolio growth.

The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Originated Loan Portfolio

At December 31, (In thousands)	2012	2011	2010	2009	2008
Commercial	$340,116	$398,446	$474,183	$498,594	$524,786
Commercial real estate	632,927	704,655	757,140	801,008	817,423
Real estate construction	7,984	14,580	26,145	32,156	52,664
Real estate residential	222,458	271,111	310,196	371,197	458,447
Consumer	460,698	473,815	461,877	498,133	529,106
Total loans	$1,664,183	$1,862,607	$2,029,541	$2,201,088	$2,382,426

Purchased Covered Loan Portfolio

At December 31, (In thousands)	2012	2011	2010	2009
Commercial	$50,984	$99,538	$168,985	$253,349
Commercial real estate	239,979	331,807	390,682	445,440
Real estate construction	7,007	13,876	28,380	40,460
Real estate residential	8,941	12,492	18,374	18,521
Consumer	65,372	77,565	86,551	97,531
Total loans	$372,283	$535,278	$692,972	$855,301

Purchased Non-covered Loan Portfolio

At December 31, (In thousands)	2012	2011	2010
Commercial	$10,231	$15,378	$15,420
Commercial real estate	43,688	78,034	122,888
Real estate construction	1,524	5,981	21,620
Real estate residential	2,636	3,124	7,055
Consumer	16,812	23,404	32,588
Total loans	$74,891	$125,921	$199,571
The following table shows the maturity distribution and interest rate sensitivity of commercial, commercial real estate, and construction loans at December 31, 2012. Balances exclude residential real estate loans and consumer loans totaling $776.9 million. These types of loans are typically paid in monthly installments over a number of years.

Loan Maturity Distribution

At December 31, 2012 (In thousands)	Within One Year	One to Five Years	After Five Years	Total
Commercial and commercial real estate	$622,833	$540,324	$154,768	$1,317,925
Real estate construction	16,515	––	––	16,515
Total	$639,348	$540,324	$154,768	$1,334,440
Loans with fixed interest rates	$309,371	$160,480	$19,354	$489,205
Loans with floating or adjustable interest rates	329,977	379,844	135,414	845,235
Total	$639,348	$540,324	$154,768	$1,334,440

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

Loan Portfolio Credit Risk

The risk that loan customers do not repay loans extended by the Bank is a significant risk to the Company. The Company closely monitors the markets in which it conducts its lending operations and follows a strategy to control exposure to loans with high credit risk. The Bank’s organization structure separates the functions of business development and loan underwriting; Management believes this segregation of duties avoids inherent conflicts of combining business development and loan approval functions. In measuring and managing credit risk, the Company adheres to the following practices.

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

Classified loans with higher levels of credit risk are further designated as “nonaccrual loans.” Management places classified loans on nonaccrual status when full collection of contractual interest and principal payments is in doubt. Uncollected interest previously accrued on loans placed on nonaccrual status is charged against interest income, net of estimated FDIC reimbursements under loss-sharing agreements. The Company does not accrue interest income on loans following placement on nonaccrual status. Interest payments received on nonaccrual loans are applied to reduce the carrying amount of the loan unless the carrying amount is well secured by loan collateral or covered by FDIC loss-sharing agreements. “Nonperforming assets” include nonaccrual loans, loans 90 or more days past due and still accruing, and repossessed loan collateral (commonly referred to as “Other Real Estate Owned”).

Nonperforming Assets
	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Originated:
Nonperforming nonaccrual loans	$10,016	$10,291	$20,845	$19,837	$8,883
Performing nonaccrual loans	1,759	5,256	23	25	1,143
Total nonaccrual loans	11,775	15,547	20,868	19,862	10,026
Accruing loans 90 or more days past due	455	2,047	766	800	755
Total nonperforming loans	12,230	17,594	21,634	20,662	10,781
Other real estate owned	9,295	14,868	11,424	12,642	3,505
Total nonperforming assets	$21,525	$32,462	$33,058	$33,304	$14,286

Purchased covered:
Nonperforming nonaccrual loans	$11,698	$9,388	$28,581	$66,965	$-
Performing nonaccrual loans	1,323	4,924	18,564	18,183	-
Total nonaccrual loans	13,021	14,312	47,145	85,148	-
Accruing loans 90 or more days past due	155	241	355	210	-
Total nonperforming loans	13,176	14,553	47,500	85,358	-
Other real estate owned	13,691	19,135	21,791	23,297	-
Total nonperforming assets	$26,867	$33,688	$69,291	$108,655	$-

Purchased non-covered:
Nonperforming nonaccrual loans	$7,038	$16,170	$29,311	$-	$-
Performing nonaccrual loans	461	7,037	9,852	-	-
Total nonaccrual loans	7,499	23,207	39,163	-	-
Accruing loans 90 or more days past due	4	34	1	-	-
Total nonperforming loans	7,503	23,241	39,164	-	-
Other real estate owned	3,366	11,632	2,196	-	-
Total nonperforming assets	$10,869	$34,873	$41,360	$-	$-

The Bank’s commercial loan customers are primarily small businesses and professionals. As a result, average loan balances are relatively small, providing risk diversification within the overall loan portfolio. At December 31, 2012, the Bank’s nonaccrual loans reflected this diversification: nonaccrual originated loans with a carrying value totaling $12 million comprised twenty borrowers, nonaccrual purchased covered loans with a carrying value totaling $13 million comprised fifteen borrowers, and nonaccrual purchased non-covered loans with a carrying value totaling $8 million comprised eleven borrowers.

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

The former County Bank loans and repossessed loan collateral were purchased from the FDIC with indemnifying loss-sharing agreements. The loss-sharing agreements significantly reduce the credit risk of these purchased assets during the term of the agreements. Under the terms of the loss-sharing agreements, the FDIC absorbs 80 percent of losses and shares in 80 percent of loss recoveries on the first $269 million in losses on purchased covered assets (“First Tier”), and absorbs 95 percent of losses and shares in 95 percent of loss recoveries if losses on purchased covered assets exceed $269 million (“Second Tier”). The loss-sharing agreement on covered residential real estate assets expires February 6, 2019 and the loss-sharing agreement on covered non-residential assets expires February 6, 2014 as to losses and February 6, 2017 as to loss recoveries.

The purchased covered assets are primarily located in the California Central Valley, including Merced County. This geographic area currently has some of the weakest economic conditions within California and has experienced significant declines in real estate values. Management expects higher loss rates on purchased covered assets than on originated assets.

The Bank recorded purchased covered assets at estimated fair value on the February 6, 2009 acquisition date. The credit risk discount ascribed to the $1.3 billion acquired loan and repossessed loan collateral portfolio was $161 million representing estimated losses inherent in the assets at the acquisition date.

Purchased Covered Assets
(In thousands)
	At December 31,				February 6,
	2012	2011	2010	2009	2009

Non-residential assets	$384,285	$567,041	$736,367	$924,755	$1,298,526
Residential assets	25,570	31,311	33,285	33,452	40,955
Total indemnified assets	409,855	598,352	769,653	958,206	1,339,481
Credit risk discount	(26,128)	(46,282)	(61,784)	(93,251)	(161,203)
Other adjustments	2,247	2,343	6,894	13,643	5,407
Carrying value of covered assets	$385,974	$554,413	$714,763	$878,598	$1,183,685

Comprised of:
Purchased covered loans	$372,283	$535,278	$692,972	$855,301	$1,174,353
Covered other real estate owned	13,691	19,135	21,791	23,297	9,332
Carrying value of covered assets	$385,974	$554,413	$714,763	$878,598	$1,183,685

Aggregate indemnified losses from February 6, 2009 through December 31, 2012 have been $132 million, which includes principal losses, loss in value of other real estate owned, loss on sale of other real estate owned, and reimbursement of incurred collection and asset management expenses such as legal fees, property taxes, appraisals and other customary expenses. Purchased covered asset principal losses have been primarily offset against the estimated credit risk discount, although some losses exceeding the purchase date estimated credit risk discount have been provided for and charged-off against the allowance for credit losses.

Purchased covered assets are evaluated for risk classification without regard to FDIC indemnification such that Management can identify purchased covered assets with potential payment problems and devote appropriate credit administration practices to maximize collections. Classified purchased covered assets without regard to FDIC indemnification totaled $122 million and $168 million at December 31, 2012 and December 31, 2011, respectively.

As noted above, FDIC loss indemnification of covered non-residential assets expires February 6, 2014; loss exposure on such assets after February 6, 2014 will be represented by such assets’ carrying values at such time. Loss exposure for loans is mitigated by the borrowers’ financial condition and ability to repay their loans, loan collateral values, the amount of credit risk discount remaining at such time, any existing borrower guarantees which are perfected and have economic value, and the allowance for credit losses. Loss exposure for other real estate owned is mitigated by the value of the repossessed loan collateral, less disposition costs.

Allowance for Credit Losses

The Company’s allowance for credit losses represents Management’s estimate of credit losses inherent in the loan portfolio. In evaluating credit risk for loans, Management measures loss potential of the carrying value of loans. As described above, payments received on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Further, the carrying value of purchased loans includes fair value discounts assigned at the time of purchase under the provisions of FASB ASC 805, Business Combinations, and FASB ASC 310-30, Loans or Debt Securities with Deteriorated Credit Quality. The allowance for credit losses represents Management’s estimate of credit losses in excess of these reductions to the carrying value of loans within the loan portfolio.

The following table summarizes the allowance for credit losses, chargeoffs and recoveries of the Company for the periods indicated:

Year ended December 31, (Dollars in thousands)	2012	2011	2010	2009	2008
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$35,290	$38,329	$43,736	$47,563	$55,799
Provision for loan losses	11,200	11,200	11,200	10,500	2,700
Provision for unfunded commitments	––	––	––	(400)	(200)
Loans charged off:
Commercial	(6,851)	(8,280)	(6,844)	(6,066)	(1,262)
Commercial real estate	(1,202)	(1,332)	(1,256)	––	(34)
Real estate construction	(2,217)	(2,167)	(1,668)	(1,333)	(5,348)
Real estate residential	(1,156)	(739)	(1,686)	(506)	(131)
Consumer and other installment	(5,685)	(6,754)	(8,814)	(9,362)	(5,638)
Purchased covered loans	(953)	(987)	––	––	––
Purchased non-covered loans	(110)	––	––	––	––
Total chargeoffs	(18,174)	(20,259)	(20,268)	(17,267)	(12,413)
Recoveries of loans previously charged off:
Commercial	1,317	3,129	948	490	331
Commercial real estate	203	––	4	––	––
Real estate construction	224	1	––	664	––
Consumer and other installment	2,723	2,890	2,709	2,186	1,346
Purchased covered loans	144	––	––	––	––
Total recoveries	4,611	6,020	3,661	3,340	1,677
Net loan losses	(13,563)	(14,239)	(16,607)	(13,927)	(10,736)
Balance, end of period	$32,927	$35,290	$38,329	$43,736	$47,563
Components:
Allowance for loan losses	$30,234	$32,597	$35,636	$41,043	$44,470
Liability for off-balance sheet credit exposure	2,693	2,693	2,693	2,693	3,093
Allowance for credit losses	$32,927	$35,290	$38,329	$43,736	$47,563
Net loan losses:
Originated loans	$(12,644)	$(13,252)	$(16,607)	$(13,927)	$(10,736)
Purchased covered loans	(809)	(987)	––	––	––
Purchased non-covered loans	(110)	––	––	––	––
Net loan losses as a percentage of average loans:
Originated loans	0.72%	0.68%	0.79%	0.60%	0.44%
Purchased covered loans	0.18%	0.16%	––%	––%	––%
Purchased non-covered loans	0.11%	––%	––%	––%	––%

The Company's allowance for credit losses is maintained at a level considered appropriate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, FDIC loss-sharing indemnification, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectability of principal is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. The Company evaluates all classified loans and nonaccrual loans with outstanding principal balances in excess of $500 thousand, and all “troubled debt restructured” loans for impairment. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which historical originated classified credit balances are analyzed using a statistical model to determine standard loss rates for originated loans. The results of this analysis are applied to originated classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, originated loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Given currently weak economic conditions, Management is applying further analysis to originated consumer installment loans. Current levels of originated consumer installment loan losses are compared to initial allowance allocations and, based on Management’s judgment, additional allocations are applied, if needed, to estimate losses. For originated residential real estate loans, Management is comparing ultimate loss rates on foreclosed residential real estate properties and applying such loss rates to nonaccrual originated residential real estate loans. Based on this analysis, Management exercises judgment in allocating additional allowance if deemed appropriate to estimate losses on originated residential real estate loans. Last, allocations are made to originated non-classified commercial and commercial real estate loans based on historical loss rates and other statistical data.

Purchased loans were not underwritten using the Company’s credit policies and practices. Thus, the historical loss rates for originated loans are not applied to estimate credit losses for purchased loans. Purchased loans were recorded on the date of purchase at estimated fair value; fair value discounts include a component for estimated credit losses. The Company evaluates all nonaccrual purchased loans with outstanding principal balances in excess of $500 thousand for impairment; the impaired loan value is compared to the recorded investment in the loan, which has been reduced by the credit default discount estimated on the date of purchase. If Management’s impairment analysis determines the impaired loan value is less than the recorded investment in the purchased loan, an allocation of the allowance for credit losses is established, net of estimated FDIC indemnification. For all other purchased loans, Management evaluates post-acquisition historical credit losses on purchased loans, credit default discounts on purchased loans, and other data to evaluate the likelihood of realizing the recorded investment of purchased loans. Management establishes allocations of the allowance for credit losses for any estimated deficiency.

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The external factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of December 31, 2012 are: economic and business conditions $1 million, external competitive issues $700 thousand, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $700 thousand, adequacy of lending Management and staff $800 thousand, loan policies and procedures $700 thousand, purchased loans $670 thousand, concentrations of credit $800 thousand, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.

	Allowance for Credit Losses
	For the Year Ended December 31, 2012
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
					(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,012	$10,611	$2,342	$781	$3,072	$-	$-	$9,779	$32,597
Additions:
Provision	5,967	451	135	755	3,084	110	1,814	(1,116)	11,200
Deductions:
Chargeoffs	(6,851)	(1,202)	(2,217)	(1,156)	(5,685)	(110)	(953)	-	(18,174)
Recoveries	1,317	203	224	-	2,723	-	144	-	4,611
Net loan losses	(5,534)	(999)	(1,993)	(1,156)	(2,962)	(110)	(809)	-	(13,563)
Balance at end of period	6,445	10,063	484	380	3,194	-	1,005	8,663	30,234
Liability for off-balance sheet credit exposure	1,734	9	-	-	419	-	-	531	2,693
Total allowance for credit losses	$8,179	$10,072	$484	$380	$3,613	$-	$1,005	$9,194	$32,927

	Recorded Investment in Loans Evaluated for Impairment
	At December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$1,865	$134	$-	$-	$100	$-	$753	$-	$2,852
Collectively evaluated for impairment	6,314	9,938	484	380	3,513	-	252	9,194	30,075
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$8,179	$10,072	$484	$380	$3,613	$-	$1,005	$9,194	$32,927
Carrying value of loans:
Individually evaluated for impairment	5,153	4,161	-	-	-	3,029	16,680	-	29,023
Collectively evaluated for impairment	334,963	628,766	7,984	222,458	460,698	65,098	347,738	-	2,067,705
Purchased loans with evidence of credit deterioration	-	-	-	-	-	6,764	7,865	-	14,629
Total	$340,116	$632,927	$7,984	$222,458	$460,698	$74,891	$372,283	$-	$2,111,357

Management considers the $30.2 million allowance for credit losses to be adequate as a reserve against credit losses inherent in the loan portfolio as of December 31, 2012.

See Note 4 to the consolidated financial statements for additional information related to the loan portfolio, loan portfolio credit risk, and allowance for credit losses.

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

The Federal Open Market Committee’s January 30, 2013 press release stated ”the Committee decided to keep the target range for the federal funds rate at 0 to 1/4 percent and currently anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6-1/2 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the Committee’s 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored. In determining how long to maintain a highly accommodative stance of monetary policy, the Committee will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. When the Committee decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2 percent”. In this context, Management’s most likely earnings forecast for the twelve months ending December 31, 2013 assumes market interest rates remain relatively stable and yields on newly originated or refinanced loans and on purchased investment securities will reflect current interest rates, which are lower than yields on the Company’s older dated loans and investment securities.

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

The Company’s asset and liability position ranged from “neutral” to slightly “liability sensitive” at December 31, 2012, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. A “neutral” position results in similar amounts of change in interest income and interest expense resulting from application of assumed interest rate changes. A slightly “liability sensitive” position results in a slightly larger change in interest expense than in interest income resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management’s interest rate risk management is currently biased toward stable interest rates in the near-term, and ultimately, rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

Liquidity and Funding

The Company's routine sources of liquidity are operating earnings, investment securities, consumer and other loans, deposits, and other borrowed funds. During 2012, the Company’s operating activities generated $119 million in liquidity providing adequate funds to pay common shareholders $41 million in dividends and fund $51 million in stock repurchases. In 2011, the Company’s operating activities generated $120 million in liquidity providing funds to pay common shareholders $42 million in dividends, fund $61 million in stock repurchases and redeem $10 million in subordinated debt. In 2012, loans provided $385 million in liquidity from scheduled payments, paydowns and maturities, net of loan fundings. The Company purchased $868 million in investment securities using $431 million in cash and $437 million from paydowns, maturities and sale of investment securities. The Company primarily purchased residential collateralized mortgage obligations and corporate securities to offset decreases in securities of U.S. Government sponsored entities. Other sources of cash from investing activities include proceeds of $28 million under FDIC loss-sharing agreements and proceeds of $28 million from sale of foreclosed assets. Cash was applied to reduce short term borrowings by $62 million and to meet a net reduction in deposits totaling $17 million. In 2011, investment securities provided $430 million in liquidity from sales, paydowns and maturities, and loans provided $342 million in liquidity from scheduled payments and maturities, net of loan fundings. Additionally, deposit growth increased cash $118 million. In 2011, liquidity provided funds to purchase securities of $733 million and to reduce short-term borrowings by $17 million and redeem a $10 million subordinated debt.

At December 31, 2012, the Company’s assets included $491 million in cash and amounts due from other banks from daily transaction settlements. The Bank maintains cash balances for its branches of approximately $50 million to meet the routine needs of its customers. Further, the Bank must maintain approximately $30 million at the Federal Reserve Bank (FRB) to meet its reserve requirement; this reserve requirement is reduced by cash held for branches. Excluding cash for branch needs and cash required at the FRB, cash and amounts due from other banks of approximately $410 million provided excess liquidity, equivalent to ten percent of total deposits. Cash balances fluctuate regularly with deposit flows. Economic activity which causes noticeable deposit and cash flow fluctuations include monthly government transfer payments such as social security benefit payments, common payroll dates, and property and income tax payment cycles. The fluctuation in deposit volumes directly affects available cash balances. Further, cash balances can be affected by loan and investment activity.

The Company projects $278 million in additional liquidity from investment security paydowns and maturities during the twelve months ending December 31, 2013. At December 31, 2012, $750 million in residential collateralized mortgage obligations (“CMOs”) and residential mortgage backed securities (“MBSs”) were held in the Company's investment portfolios. None of the CMOs or MBSs are backed by sub-prime mortgages. The residential CMOs and MBSs provided $43 million in liquidity from paydowns during the three months ended December 31, 2012. At December 31, 2012, indirect automobile loans totaled $402 million, which were experiencing stable monthly principal payments of approximately $16 million during the fourth quarter of 2012.

The Company held $2.0 billion in total investment securities at December 31, 2012. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At December 31, 2012, such collateral requirements totaled approximately $850 million. At December 31, 2012, $826 million of the Company's investment securities were classified as “available-for-sale”, and as such, could provide additional liquidity if sold, subject to the Company's ability to meet continuing collateral requirements. In addition, at December 31, 2012, the Company had customary lines for overnight borrowings from other financial institutions of approximately $160 million, under which $-0- was outstanding. Additionally, the Company has access to borrowing from the Federal Reserve. Management expects the Company could access additional long-term debt financing if desired. In Management's judgment, the Company's liquidity position is strong and asset liquidations or additional long-term debt are considered unnecessary to meet the ongoing liquidity needs of the Company.

Management will monitor the Company’s cash levels throughout 2013. Loan demand from credit-worthy borrowers will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service, new regulations and market conditions. The Company does not aggressively solicit higher-costing time deposits; as a result, Management anticipates such deposits will decline. Changes in interest rates, most notably rising interest rates, could impact deposit volumes. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, reduce borrowings or purchase investment securities. However, due to concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

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

Westamerica Bancorporation ("Parent Company") is a separate entity and apart from Westamerica Bank (“Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. The $15 million note issued by the Parent Company, as described in Note 8 to the consolidated financial statements, matures October 31, 2013. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes that regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Contractual Obligations

The following table sets forth the known contractual obligations, except short-term borrowing arrangements and post-retirement benefit plans, of the Company at December 31, 2012:

At December 31, 2012 (In thousands)	Within One Year	Over One to Three Years	Over Three to Five Years	After Five Years	Total
Long-Term Debt Obligations	$15,000	$––	$––	$––	$15,000
Term Repurchase Agreement	––	10,000	––	––	10,000
Federal Home Loan Bank advances	5,035	20,764	––	––	25,799
Operating Lease Obligations	8,840	12,523	2,751	854	24,968
Purchase Obligations	8,007	16,013	8,007	––	32,027
Total	$36,882	$59,300	$10,758	$854	$107,794

Long-term debt obligations and operating lease obligations may be retired prior to the contractual maturity as discussed in the notes to the consolidated financial statements. The purchase obligation consists of the Company’s minimum liability under a contract with a third-party automation services provider.

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 14.9% in 2012, 16.1% in 2011 and 18.1% in 2010. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options totaled $7.6 million in 2012, $14.4 million in 2011 and $16.7 million in 2010.

The Company paid common dividends totaling $41.0 million in 2012, $41.7 million in 2011 and $42.1 million in 2010, which represent dividends per common share of $1.48, $1.45 and $1.44, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 1.1 million shares valued at $51.5 million in 2012, 1.3 million shares valued at $60.5 million in 2011 and 533 thousand shares valued at $28.7 million in 2010.

The Company's primary capital resource is shareholders' equity, which increased $1.5 million or 0.3% in 2012 from the previous year. For 2012, the Company earned $81.1 million in net income, raised $7.6 million from the issuance of stock in connection with exercises of employee stock options, paid $41.0 million in common dividends, and repurchased $51.5 million in common stock.

The Company's ratio of equity to total assets was 11.31% at December 31, 2012 and 11.08% at December 31, 2011.

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

Capital to Risk-Adjusted Assets

The following summarizes the ratios of regulatory capital to risk-adjusted assets for the Company on the dates indicated:

At December 31,	2012	2011	Minimum Regulatory Requirement	Well Capitalized
Tier I Capital	15.06%	14.54%	4.00%	6.00%
Total Capital	16.33%	15.83%	8.00%	10.00%
Leverage ratio	8.56%	8.38%	4.00%	5.00%

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

At December 31,	2012	2011	Minimum Regulatory Requirement	Well Capitalized
Tier I Capital	14.14%	13.84%	4.00%	6.00%
Total Capital	15.62%	15.32%	8.00%	10.00%
Leverage ratio	7.99%	7.93%	4.00%	5.00%

FDIC-covered assets are generally included in the 20% risk-weighted category due to loss-sharing agreements, which expire on February 6, 2019 as to the residential real estate covered assets and on February 6, 2014 as to non-residential real estate covered assets. Subsequent to such dates, previously FDIC-indemnified assets will generally be included in the 100% risk-weight category.

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

Management has evaluated the capital structure and assets for the Company and the Bank as of December 31, 2012 assuming (1) the Federal Reserve’s proposed rules were currently fully phased-in and (2) the FDIC indemnification of the Bank’s purchased covered assets had expired, causing an increase in risk-weightings on such assets. Based on this evaluation, the Company and the Bank currently maintain capital in excess of all the proposed regulatory ratios, as follows:

			Proposed	Proforma Measurements as of
	Proposed		Minimum	December 31, 2012 Assuming New
	Minimum	"Well-capitalized"	Plus "Capital	Proposals Fully Phased-in and
	Capital	Under PCA	Conservation	Covered Asset Indemnification
	Requirement	Proposal	Buffer"	Expired
				Company	Bank
Capital Measurement:
Leverage	4.00%	5.00%	4.00%	8.82%	8.24%
Common Equity Tier 1	4.50%	6.50%	7.00%	13.97%	13.10%
Tier I Capital	6.00%	8.00%	8.50%	13.97%	13.10%
Total Capital	8.00%	10.00%	10.50%	15.06%	14.20%

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

The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	2012			2011			2010
Years Ended December 31, (Dollars in thousands)	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate
Noninterest bearing demand	$1,603,981	38.0%	—%	$1,496,362	35.9%	—%	$1,412,702	35.3%	—%
Interest bearing:
Transaction	754,979	17.9%	0.04%	713,754	17.1%	0.10%	682,278	17.1%	0.13%
Savings	1,132,980	26.9%	0.08%	1,112,364	26.7%	0.15%	994,604	24.9%	0.27%
Time less than $100 thousand	264,466	6.3%	0.57%	313,548	7.5%	0.67%	358,096	8.9%	0.49%
Time $100 thousand or more	460,833	10.9%	0.33%	535,866	12.8%	0.43%	550,810	13.8%	0.62%
Total	$4,217,239	100.0%	0.16%	$4,171,894	100.0%	0.25%	$3,998,490	100.0%	0.34%

The Company’s strategy includes building the value of its deposit base by building balances of lower-costing deposits and avoiding reliance on higher-costing time deposits. From 2011 to 2012 the deposit composition shifted from higher costing time deposits to lower costing checking and savings accounts. The Company’s average balances of checking and savings accounts represented 83% of average balances of total deposits in 2012 compared with 80% in 2011 and 77% in 2010.

Total time deposits were $642.6 million and $804.5 million at December 31, 2012 and 2011, respectively.  The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits. The Company has no foreign time deposits.

(In thousands)	December 31, 2012
2012	$530,623
2013	53,852
2014	26,726
2015	14,719
2016	14,550
Thereafter	2,101
Total	$642,571

The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:

Deposits Over $100,000 Maturity Distribution

(In thousands)	December 31, 2012
Three months or less	$289,871
Over three through six months	37,135
Over six through twelve months	38,324
Over twelve months	53,752
Total	$419,082

Short-term Borrowings

The following table sets forth the short-term borrowings of the Company:

Short-Term Borrowings Distribution

	At December 31,
(In thousands)	2012	2011	2010
Federal funds purchased	$—	$—	$—
Other borrowed funds:
Customer sweep accounts	51,039	114,777	105,237
Securities sold under repurchase agreements with customers	2,648	912	1,148
Line of credit	—	—	1,000
Total short term borrowings	$53,687	$115,689	$107,385

Further detail of federal funds purchased and other borrowed funds is as follows:

Years Ended December 31,
(Dollars in thousands)	2012	2011	2010
Federal funds purchased balances and rates paid on outstanding amount:
Average balance for the year	$8	$96	$—
Maximum month-end balance during the year	—	—	—
Average interest rate for the year	0.58%	0.11%	—%
Average interest rate at period end	—%	—%	—%
Securities sold under repurchase agreements balances and rates paid on outstanding amount:
Average balance for the year	$81,315	$103,127	$104,004
Maximum month-end balance during the year	116,974	115,689	119,478
Average interest rate for the year	0.07%	0.15%	0.32%
Average interest rate at period end	0.07%	0.09%	0.22%
FHLB advances balances and rates paid on outstanding amount:
Average balance for the year	$25,916	$41,741	$34,378
Maximum month-end balance during the year	26,004	61,619	72,016
Average interest rate for the year	1.86%	1.25%	1.25%
Average interest rate at period end	1.88%	1.84%	1.15%
Term repurchase agreement balances and rates paid on outstanding amount:
Average balance for the year	$10,000	$3,945	$94,842
Maximum month-end balance during the year	10,000	10,000	99,920
Average interest rate for the year	0.99%	0.98%	1.61%
Average interest rate at period end	0.97%	0.97%	—%
Line of credit balances and rates paid on outstanding amount:
Average balance for the year	$—	$1,933	$3,817
Maximum month-end balance during the year	—	10,150	9,200
Average interest rate for the year	—%	2.95%	3.42%
Average interest rate at period end	—%	—%	4.10%

The term repurchase agreement balance declined from 2010 to 2011 because a $100 million term repurchase agreement matured on December 15, 2010.

Financial Ratios

The following table shows key financial ratios for the periods indicated:

At and for the years ended December 31,	2012	2011	2010
Return on average total assets	1.64%	1.78%	1.95%
Return on average common shareholders’ equity	14.93%	16.14%	18.11%
Average shareholders’ equity as a percentage of:
Average total assets	10.97%	11.00%	10.76%
Average total loans	23.47%	19.90%	17.68%
Average total deposits	12.88%	13.05%	13.06%
Common dividend payout ratio	51%	47%	45%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Westamerica Bancorporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based upon criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2012 based on the criteria in Internal Control - Integrated Framework issued by COSO.

The Company’s independent registered public accounting firm has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. This report is included below.

Dated: February 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Westamerica Bancorporation:

We have audited Westamerica Bancorporation and subsidiaries (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

San Francisco, California
February 27, 2013

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2012	2011
	(In thousands)
Assets
Cash and due from banks	$491,382	$530,045
Investment securities available for sale	825,636	638,753
Investment securities held to maturity, with fair values of $1,184,557 at December 31, 2012 and $947,493 at December 31, 2011	1,156,041	922,803
Purchased covered loans	372,283	535,278
Purchased non-covered loans	74,891	125,921
Originated loans	1,664,183	1,862,607
Allowance for loan losses	(30,234)	(32,597)
Total loans	2,081,123	2,491,209
Non-covered other real estate owned	12,661	26,500
Covered other real estate owned	13,691	19,135
Premises and equipment, net	38,639	36,548
Identifiable intangibles, net	23,261	28,629
Goodwill	121,673	121,673
Other assets	188,086	226,866
Total Assets	$4,952,193	$5,042,161

Liabilities
Deposits:
Noninterest bearing deposits	$1,676,071	$1,562,254
Interest bearing deposits	2,556,421	2,687,667
Total deposits	4,232,492	4,249,921
Short-term borrowed funds	53,687	115,689
Federal Home Loan Bank advances	25,799	26,023
Term repurchase agreement	10,000	10,000
Debt financing and notes payable	15,000	15,000
Other liabilities	55,113	66,887
Total Liabilities	4,392,091	4,483,520

Shareholders’ Equity
Common Stock (no par value), authorized - 150,000 shares Issued and outstanding – 27,213 at December 31, 2012 and 28,150 at December 31, 2011	372,012	377,775
Deferred compensation	3,101	3,060
Accumulated other comprehensive income	14,625	11,369
Retained earnings	170,364	166,437
Total Shareholders’ Equity	560,102	558,641
Total Liabilities and Shareholders’ Equity	$4,952,193	$5,042,161

See accompanying notes to the consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Interest and Fee Income
Loans	$130,820	$160,673	$177,224
Money market assets and funds sold	—	—	2
Investment securities available for sale	19,810	21,594	16,766
Investment securities held to maturity	32,734	25,712	27,163
Total Interest and Fee Income	183,364	207,979	221,155
Interest Expense
Deposits	4,283	6,805	8,718
Short-term borrowed funds	77	216	463
Federal Home Loan Bank advances	483	520	437
Term repurchase agreement	99	39	1,528
Debt financing and notes payable	802	802	1,694
Total Interest Expense	5,744	8,382	12,840
Net Interest Income	177,620	199,597	208,315
Provision for Loan Losses	11,200	11,200	11,200
Net Interest Income After Provision for Loan Losses	166,420	188,397	197,115
Noninterest Income
Service charges on deposit accounts	27,691	29,523	33,517
Merchant processing services	9,734	9,436	9,057
Debit card fees	5,173	4,956	4,888
ATM processing fees	3,396	3,815	3,848
Trust fees	2,078	1,887	1,705
Financial services commissions	689	423	747
Loss on sale of securities	(1,287)	—	—
Gain on acquisition	—	—	178
Other	9,548	10,057	7,514
Total Noninterest Income	57,022	60,097	61,454
Noninterest Expense
Salaries and related benefits	57,388	58,501	61,748
Occupancy	15,460	16,209	15,633
Outsourced data processing services	8,531	8,844	8,957
Amortization of identifiable intangibles	5,368	5,975	6,333
Furniture and equipment	3,775	3,837	4,325
Professional fees	3,217	4,802	3,376
Courier service	3,117	3,342	3,495
Other Real Estate Owned	1,235	2,458	895
Settlements	—	2,100	43
Other	18,794	21,610	22,342
Total Noninterest Expense	116,885	127,678	127,147
Income Before Income Taxes	106,557	120,816	131,422
Provision for income taxes	25,430	32,928	36,845
Net Income	$81,127	$87,888	$94,577
Average Common Shares Outstanding	27,654	28,628	29,166
Diluted Average Common Shares Outstanding	27,699	28,742	29,471
Per Common Share Data
Basic earnings	$2.93	$3.07	$3.24
Diluted earnings	2.93	3.06	3.21
Dividends paid	1.48	1.45	1.44

See accompanying notes to the consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)

Net income	$81,127	$87,888	$94,577
Other comprehensive income (loss):
Increase (decrease) in net unrealized gains on securities available for sale	5,557	19,282	(6,197)
Deferred tax expense	(2,337)	(8,108)	2,606
Increase (decrease) in net unrealized gains on securities available for sale, net of tax	3,220	11,174	(3,591)
Post-retirement benefit transition obligation amortization	61	61	61
Deferred tax expense	(25)	(25)	(25)
Post-retirement benefit transition obligation amortization, net of tax	36	36	36
Total other comprehensive income (loss)	3,256	11,210	(3,555)
Total comprehensive income	$84,383	$99,098	$91,022

See accompanying notes to the consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Accumulated Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance, December 31, 2009	29,208	$366,247	$2,485	$3,714	$133,002	$505,448
Net income for the year 2010					94,577	94,577
Other comprehensive income				(3,555)		(3,555)
Exercise of stock options	406	16,688				16,688
Tax benefit increase upon exercise of stock options		1,004				1,004
Restricted stock activity	7	194	239			433
Stock based compensation		1,380				1,380
Stock awarded to employees	2	125				125
Purchase and retirement of stock	(533)	(6,753)			(21,966)	(28,719)
Dividends					(42,094)	(42,094)
Balance, December 31, 2010	29,090	378,885	2,724	159	163,519	545,287
Net income for the year 2011					87,888	87,888
Other comprehensive income				11,210		11,210
Exercise of stock options	360	14,374				14,374
Tax benefit increase upon exercise of stock options		(248)				(248)
Restricted stock activity	15	455	336			791
Stock based compensation		1,425				1,425
Stock awarded to employees	2	89				89
Purchase and retirement of stock	(1,317)	(17,205)			(43,300)	(60,505)
Dividends					(41,670)	(41,670)
Balance, December 31, 2011	28,150	377,775	3,060	11,369	166,437	558,641
Net income for the year 2012					81,127	81,127
Other comprehensive income				3,256		3,256
Exercise of stock options	185	7,635				7,635
Tax benefit decrease upon exercise of stock options		(119)				(119)
Restricted stock activity	11	482	41			523
Stock based compensation		1,450				1,450
Stock awarded to employees	2	93				93
Purchase and retirement of stock	(1,135)	(15,304)			(36,195)	(51,499)
Dividends					(41,005)	(41,005)
Balance, December 31, 2012	27,213	$372,012	$3,101	$14,625	$170,364	$560,102

See accompanying notes to the consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Operating Activities:
Net income	$81,127	$87,888	$94,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	14,074	14,253	15,327
Loan loss provision	11,200	11,200	11,200
Net amortization of deferred loan fees	(506)	(434)	(100)
Decrease (increase) in interest income receivable	2,396	(172)	1,094
(Increase) decrease in deferred tax asset	(6,952)	2,094	(12,335)
Decrease in other assets	142	2,773	23,404
Stock option compensation expense	1,450	1,425	1,380
Tax benefit decrease (increase) upon exercise of stock options	119	248	(1,004)
(Decrease) increase in income taxes payable	(1,439)	2,074	(565)
(Decrease) increase in interest expense payable	(334)	(1,338)	17
Increase (decrease) in other liabilities	17,147	431	(16,767)
Loss on sale of securities available for sale	1,287	—	—
Gain on acquisition	—	—	(178)
Gain on sale of real estate and other assets	(1,056)	(1,200)	(211)
Write-down/net loss(gain) on sales/ of premises and equipment	117	(398)	(434)
Originations of mortgage loans for resale	(675)	(595)	(332)
Proceeds from sale of mortgage loans originated for resale	707	616	344
Net write-down/loss(gain) on sale of foreclosed assets	660	1,528	(447)
Net Cash Provided By Operating Activities	119,464	120,393	114,970
Investing Activities:
Net repayments of loans	385,042	341,515	299,432
Proceeds from FDIC* loss-sharing agreement	28,423	7,658	41,048
Net cash acquired from acquisition	—	—	57,895
Purchases of investment securities available for sale	(384,363)	(290,610)	(482,356)
Proceeds from sale/maturity/calls of securities available for sale	203,036	331,933	201,442
Purchases of investment securities held to maturity	(484,002)	(428,511)	—
Proceeds from maturity/calls of securities held to maturity	232,226	95,898	146,206
Purchases of premises and equipment	(4,834)	(3,309)	(1,448)
Proceeds from sale of premises and equipment	—	640	603
Purchases of FRB/FHLB** securities	—	(14,069)	—
Proceeds from sale of FRB/FHLB/FHLMC** securities	2,088	1,829	3,948
Proceeds from sale of foreclosed assets	28,081	24,671	31,745
Net Cash Provided By Investing Activities	5,697	67,645	298,515
Financing Activities:
Net (decrease) increase in deposits	(16,835)	118,131	(176,887)
Net decrease in short-term borrowings	(62,001)	(16,868)	(205,819)
Repayments of notes payable	—	(10,000)	—
Exercise of stock options/issuance of shares	7,635	14,374	16,688
Tax benefit (decrease) increase upon exercise of stock options	(119)	(248)	1,004
Retirement of common stock including repurchases	(51,499)	(60,505)	(28,719)
Common stock dividends paid	(41,005)	(41,670)	(42,094)
Net Cash (Used) Provided In Financing Activities	(163,824)	3,214	(435,827)
Net Change In Cash and Due from Banks	(38,663)	191,252	(22,342)
Cash and Due from Banks at Beginning of Year	530,045	338,793	361,135
Cash and Due from Banks at End of Year	$491,382	$530,045	$338,793
Supplemental Disclosures:
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$11,619	$39,453	$30,770
Supplemental disclosure of cash flow activity:
Interest paid for the period	6,814	11,271	15,414
Income tax payments for the period	34,111	28,826	50,388
Acquisitions:
Assets acquired	$—	$—	$315,083
Liabilities assumed	—	—	314,905
Net	$—	$—	$178

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

Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments about future economic and market conditions. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Although the estimates contemplate current conditions and how Management expects them to change in the future, it is reasonably possible that in 2013 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial conditions. The most significant of these involve the Allowance for Credit Losses, as discussed below under “Allowance for Credit Losses,” estimated fair values of purchased loans, as discussed below under “Purchased Loans,” and the evaluation of other than temporary impairment, as discussed below under “Securities.”

As described in Note 2 below, the Bank acquired assets and assumed liabilities of the former Sonoma Valley Bank (“Sonoma”) on August 20, 2010. The acquired assets and assumed liabilities were measured at estimated fair values, as required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations, formerly FASB Statement No. 141 (revised 2007). Management made significant estimates and exercised significant judgment in accounting for the acquisition. Management judgmentally measured loan fair values based on loan file reviews (including borrower financial statements and tax returns), appraised collateral values, expected cash flows, and historical loss factors. Repossessed loan collateral was primarily valued based upon appraised collateral values. The Bank also recorded an identifiable intangible asset representing the value of the core deposit customer base of Sonoma based on Management’s evaluation of the cost of such deposits relative to alternative funding sources. In determining the value of the identifiable intangible asset, Management used significant estimates including average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, FDIC assessment rates and other significant estimates. Management used quoted market prices to determine the fair value of investment securities and FHLB advances.

The Bank acquired assets and assumed liabilities of the former County Bank (“County”) on February 6, 2009 from the Federal Deposit Insurance Corporation (“FDIC”). The acquired assets and assumed liabilities of County were measured at estimated fair values, as required by the acquisition method of accounting for business combinations (FASB ASC 805). Management made significant estimates and exercised significant judgment in accounting for the acquisition of County. Management judgmentally assigned risk ratings to loans. The assigned risk ratings, appraised collateral values, expected cash flows, current interest rates, and statistically derived loss factors were used to measure fair values for loans. Repossessed loan collateral was primarily valued based upon appraised collateral values. Due to the loss-sharing agreements with the FDIC, the Bank recorded a receivable from the FDIC equal to 80 percent of the loss estimates embedded in the fair values of loans and repossessed loan collateral. The Bank also recorded an identifiable intangible asset representing the value of the core deposit customer base of County based on an appraisal performed by an independent third party. In determining the value of the identifiable intangible asset, the third-party appraiser used significant estimates including average lives of depository accounts, future interest rate levels, the cost of servicing various depository products, and other significant estimates. Management used quoted market prices to determine the fair value of investment securities, FHLB advances and other borrowings.

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

Securities. Investment securities consist of debt securities of the U.S. Treasury, government sponsored entities, states, counties,  municipalities, corporations, mortgage-backed securities, asset-backed securities and equity securities. Securities transactions are recorded on a trade date basis. The Company classifies its debt and marketable equity securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value with unrealized gains and losses included in earnings. Held to maturity securities are those debt securities which the Company has the ability and intent to hold until maturity. Held to maturity securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are included in other comprehensive income.

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

Purchase premiums are amortized and purchase discounts are accreted over the estimated life of the related investment security as an adjustment to yield using the effective interest method. Unamortized premiums, unaccreted discounts, and early payment premiums are recognized as a component of gain or loss on sale upon disposition of the related security. Interest and dividend income are recognized when earned. Realized gains and losses from the sale of available for sale securities are included in earnings using the specific identification method.

Nonmarketable Equity Securities. Nonmarketable equity securities include securities that are not publicly traded, such as Visa Class B common stock, and securities acquired for various purposes, such as to meet regulatory requirements (for example, Federal Home Loan Bank and Federal Reserve Bank stock, which are restricted). These securities are accounted for under the cost method and are included in other assets. The Company reviews those assets accounted for under the cost method at least quarterly for possible declines in value that are considered “other than temporary”. The Company’s review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment’s cash flows and capital needs, the viability of its business model and exit strategy. The asset value is reduced when a decline in value is considered to be other than temporary. The Company recognizes the estimated loss in noninterest income.

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

Allowance for Credit Losses. The allowance for credit losses is established through provisions for credit losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of the recorded amount of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized. The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions, FDIC loss-sharing or similar credit protection agreements and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectability is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which criticized and classified loan balances identified through an internal loan review process are analyzed using a statistical model to determine standard loss rates. The results of this analysis are applied to current criticized and classified loan balances to allocate the reserve to the respective commercial, commercial real estate, and construction segments of the loan portfolio. In addition, residential real estate and consumer loans which have similar characteristics and are not usually criticized using regulatory guidelines are analyzed and reserves established based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to non-criticized and non-classified commercial, commercial real estate and construction loans based on historical loss rates. The remainder of the reserve is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses that are attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific category in a statistically meaningful manner and are difficult to quantify with a specific number.

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

Intangible Assets. Intangible assets are comprised of goodwill, core deposit intangibles and other identifiable intangibles acquired in business combinations. Intangible assets with definite useful lives are amortized on an accelerated basis over their respective estimated useful lives not exceeding 15 years. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, Management reviews the asset for impairment. Any goodwill and any intangible asset acquired in a purchase business combination determined to have an indefinite useful life is not amortized, but is evaluated for impairment annually. The Company has the option to first assess qualitative factors to determine the likelihood of impairment pursuant to FASB ASU 2011-08, Testing for Goodwill Impairment. Although the Company has to the option to first assess qualitative factors when determining if impairment exists, the Company has opted to perform a quantitative analysis to determine if an impairment exists.

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

In 2012, the Company adopted the following new accounting guidance:

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

Recently Issued Accounting Standards

FASB ASU 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, was issued October 2012 to provide guidance for consistently measuring an indemnification asset subsequent to acquisition.  Subsequent accounting for changes in the measurement of the indemnification asset should be on the same basis as a change in the assets subject to indemnification.  Any amortization of changes in value is limited to the shorter of the contractual term of the indemnification agreement or the remaining life of the indemnified assets.  The amendments are effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2012, with early adoption permitted.  The amendments will not have a material effect on the Company’s financial statements at the date of adoption since the Company’s historical accounting treatment is consistent with ASU 2012-06.

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

Statement of Net Assets Acquired (at fair value)
At August 20, 2010
(In thousands)
Assets
Cash and due from banks	$57,895
Money market assets	26,050
Securities	7,223
Loans	213,664
Other real estate owned	2,916
Core deposit intangible	5,270
Other assets	2,065
Total Assets	$315,083

Liabilities
Deposits	252,563
Federal Home Loan Bank advances	61,872
Liabilities for interest and other expenses	470
Total Liabilities	314,905

Net assets acquired	$178

Statement of Net Assets Acquired (at fair value)
At August 20, 2010
(In thousands)

Sonoma Valley Bank tangible shareholder's equity	$13,923
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Cash payment from FDIC	21,270
Loans and leases, net	(34,562)
Other real estate owned	(1,491)
Other assets	(811)
Core deposit intangible	5,270
Deposits	(1,233)
Federal Home Loan Bank advances	(1,872)
Other liabilities	(316)
Gain on acquisition	$178

Note 3: Investment Securities

The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,520	$38	$—	$3,558
Securities of U.S. Government sponsored entities	49,335	207	(17)	49,525
Residential mortgage-backed securities	53,078	3,855	(1)	56,932
Commercial mortgage-backed securities	4,076	69	—	4,145
Obligations of States and political subdivisions	200,769	14,730	(252)	215,247
Residential collateralized mortgage obligations	219,613	1,786	(294)	221,105
Asset-backed securities	16,130	18	(143)	16,005
FHLMC and FNMA stock	824	2,061	(5)	2,880
Corporate securities	250,655	3,009	(826)	252,838
Other securities	2,091	1,370	(60)	3,401
Total	$800,091	$27,143	$(1,598)	$825,636

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Securities of U.S. Government sponsored entities	$3,232	$43	$—	$3,275
Residential mortgage-backed securities	72,807	2,090	(10)	74,887
Obligations of States and political subdivisions	680,802	23,004	(1,235)	702,571
Residential collateralized mortgage obligations	399,200	5,185	(561)	403,824
Total	$1,156,041	$30,322	$(1,806)	$1,184,557

The amortized cost, unrealized gains and losses, and estimated market value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,537	$59	$—	$3,596
Securities of U.S. Government sponsored entities	117,150	375	(53)	117,472
Residential mortgage-backed securities	84,961	5,457	(10)	90,408
Commercial mortgage-backed securities	4,506	27	(3)	4,530
Obligations of States and political subdivisions	234,522	11,839	(268)	246,093
Residential collateralized mortgage obligations	49,111	2,053	—	51,164
Asset-backed securities	7,566	—	(260)	7,306
FHLMC and FNMA stock	824	1,027	(4)	1,847
Corporate securities	114,286	203	(2,290)	112,199
Other securities	2,302	1,884	(48)	4,138
Total	$618,765	$22,924	$(2,936)	$638,753

The amortized cost, unrealized gains and losses, and estimated market value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(In thousands)
Residential mortgage-backed securities	$54,869	$1,532	$(77)	$56,324
Obligations of States and political subdivisions	625,390	23,581	(496)	648,475
Residential collateralized mortgage obligations	242,544	2,781	(2,631)	242,694
Total	$922,803	$27,894	$(3,204)	$947,493

The amortized cost and estimated market value of securities by contractual maturity are shown in the following table:

	At December 31, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Maturity in years:
1 year or less	$40,380	$40,686	$10,265	$10,496
Over 1 to 5 years	309,293	312,480	167,162	171,769
Over 5 to 10 years	59,817	63,540	227,603	236,608
Over 10 years	110,919	120,467	279,004	286,973
Subtotal	520,409	537,173	684,034	705,846
Mortgage-backed securities and residential collateralized mortgage obligations	276,767	282,182	472,007	478,711
Other securities	2,915	6,281	—	—
Total	$800,091	$825,636	$1,156,041	$1,184,557

The amortized cost and estimated market value of securities by contractual maturity are shown in the following table:

	At December 31, 2011
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Estimated Market Value	Amortized Cost	Estimated Market Value
	(In thousands)
Maturity in years:
1 year or less	$37,785	$37,967	$12,056	$12,121
Over 1 to 5 years	242,766	241,945	158,438	162,791
Over 5 to 10 years	63,442	65,919	307,504	321,922
Over 10 years	133,068	140,835	147,392	151,641
Subtotal	477,061	486,666	625,390	648,475
Mortgage-backed securities and residential collateralized mortgage obligations	138,578	146,102	297,413	299,018
Other securities	3,126	5,985	—	—
Total	$618,765	$638,753	$922,803	$947,493

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2012 and 2011, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$9,983	$(17)	$––	$––	$9,983	$(17)
Residential mortgage-backed securities	103	(1)	11	––	114	(1)
Residential collateralized mortgage obligations	72,803	(294)	––	––	72,803	(294)
Obligations of States and political subdivisions	2,080	(23)	8,928	(229)	11,008	(252)
Asset-backed securities	—	—	5,828	(143)	5,828	(143)
FHLMC and FNMA stock	—	—	1	(5)	1	(5)
Corporate securities	53,570	(423)	24,597	(403)	78,167	(826)
Other securities	—	—	1,940	(60)	1,940	(60)
Total	$138,539	$(758)	$41,305	$(840)	$179,844	$(1,598)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Residential mortgage-backed securities	$113	$—	$664	$(10)	$777	$(10)
Residential collateralized mortgage obligations	26,683	(386)	9,353	(175)	36,036	(561)
Obligations of States and political subdivisions	69,839	(1,205)	4,275	(30)	74,114	(1,235)
Total	$96,635	$(1,591)	$14,292	$(215)	$110,927	$(1,806)

The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments.  The Company evaluates securities on a quarterly basis including changes in security ratings issued by ratings agencies, changes in the financial condition of the issuer, and, for mortgage-related and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure, and remaining credit enhancement as compared to expected credit losses of the security.  During the second quarter 2012, the Company transferred one residential collateralized mortgage obligation with a carrying value of $9,077 thousand from the held to maturity portfolio to the available for sale portfolio. The residential collateralized mortgage obligation was subsequently sold due to a decline in the credit worthiness from increased losses on subordinate tranches resulting in proceeds of $7,790 thousand and a realized loss on sale of $1,287 thousand. Substantially all of these securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2012.

The fair values of the investment securities could decline in the future if the general economy deteriorates, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of December 31, 2012, $850,421 thousand of investment securities were pledged to secure public deposits and short-term funding needs, compared to $903,807 thousand at December 31, 2011.

An analysis of gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$35,051	$(53)	$––	$––	$35,051	$(53)
Residential mortgage-backed securities	3,443	(10)	––	––	3,443	(10)
Commercial mortgage-backed securities	—	—	1,347	(3)	1,347	(3)
Obligations of States and political subdivisions	5,803	(61)	15,015	(207)	20,818	(268)
Asset-backed securities	—	—	7,306	(260)	7,306	(260)
FHLMC and FNMA stock	—	—	1	(4)	1	(4)
Corporate securities	32,048	(1,516)	24,226	(774)	56,274	(2,290)
Other securities	—	—	1,953	(48)	1,953	(48)
Total	$76,345	$(1,640)	$49,848	$(1,296)	$126,193	$(2,936)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Residential mortgage-backed securities	$14,032	$(77)	$—	$—	$14,032	$(77)
Obligations of States and political subdivisions	38,026	(334)	6,441	(162)	44,467	(496)
Residential collateralized mortgage obligations	50,355	(373)	15,443	(2,258)	65,798	(2,631)
Total	$102,413	$(784)	$21,884	$(2,420)	$124,297	$(3,204)

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	For the Year Ended December 31,
	2012	2011
	(In thousands)
Taxable:
Mortgage related securities	$14,696	$11,834
Other	6,650	5,570
Total taxable	21,346	17,404
Tax-exempt	31,198	29,902
Total interest income from investment securities	$52,544	$47,306

Note 4: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following table. Re-classification of some purchased non-covered loans occurred in the year ended December 31, 2011 upon conversion of such loans to the Company’s accounting systems.

	At December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$340,116	$632,927	$7,984	$222,458	$460,698	$1,664,183
Purchased covered loans:
Impaired	308	7,585	1,824	-	257	9,974
Non impaired	59,135	247,534	5,462	9,374	66,932	388,437
Purchase discount	(8,459)	(15,140)	(279)	(433)	(1,817)	(26,128)
Purchased non-covered loans:
Impaired	1,261	6,763	-	-	297	8,321
Non impaired	9,840	38,673	1,619	3,110	18,554	71,796
Purchase discount	(870)	(1,748)	(95)	(474)	(2,039)	(5,226)
Total	$401,331	$916,594	$16,515	$234,035	$542,882	$2,111,357

	At December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$398,446	$704,655	$14,580	$271,111	$473,815	$1,862,607
Purchased covered loans:
Impaired	1,296	20,697	2,977	-	262	25,232
Non impaired	117,777	333,428	13,372	13,016	78,735	556,328
Purchase discount	(19,535)	(22,318)	(2,473)	(524)	(1,432)	(46,282)
Purchased non-covered loans:
Impaired	2,262	17,090	-	-	638	19,990
Non impaired	14,129	67,045	6,076	3,598	25,294	116,142
Purchase discount	(1,013)	(6,101)	(95)	(474)	(2,528)	(10,211)
Total	$513,362	$1,114,496	$34,437	$286,727	$574,784	$2,523,806

Changes in the carrying amount of impaired purchased covered loans were as follows:

	For the Years Ended December 31,
	2012	2011
Impaired purchased covered loans	(In thousands)
Carrying amount at the beginning of the period	$18,591	$33,556
Reductions during the period	(10,726)	(14,965)
Carrying amount at the end of the period	$7,865	$18,591

Changes in the carrying amount of impaired purchased non-covered loans were as follows:

	For the Years Ended December 31,
	2012	2011
Impaired purchased non-covered loans	(In thousands)
Carrying amount at the beginning of the period	$15,572	$33,725
Reductions during the period	(8,808)	(18,153)
Carrying amount at the end of the period	$6,764	$15,572

Changes in the accretable yield for purchased loans were as follows:

	For the Years Ended December 31,
	2012	2011
Accretable Yield:	(In thousands)
Balance at the beginning of the period	$9,990	$6,089
Reclassification from nonaccretable difference	12,121	16,906
Accretion	(17,163)	(13,005)
Disposals and other	-	-
Balance at the end of the period	$4,948	$9,990

Accretion	$(17,163)	$(13,005)
Reduction in FDIC indemnification asset	13,207	9,315
(Increase) in interest income	$(3,956)	$(3,690)

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses For the Year Ended December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,012	$10,611	$2,342	$781	$3,072	$-	$-	$9,779	$32,597
Additions:
Provision	5,967	451	135	755	3,084	110	1,814	(1,116)	11,200
Deductions:
Chargeoffs	(6,851)	(1,202)	(2,217)	(1,156)	(5,685)	(110)	(953)	-	(18,174)
Recoveries	1,317	203	224	-	2,723	-	144	-	4,611
Net loan losses	(5,534)	(999)	(1,993)	(1,156)	(2,962)	(110)	(809)	-	(13,563)
Balance at end of period	6,445	10,063	484	380	3,194	-	1,005	8,663	30,234
Liability for off-balance sheet credit exposure	1,734	9	-	-	419	-	-	531	2,693
Total allowance for credit losses	$8,179	$10,072	$484	$380	$3,613	$-	$1,005	$9,194	$32,927

	Allowance for Credit Losses For the Year Ended December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,094	$9,607	$3,260	$617	$6,372	$-	$7,686	$35,636
Additions:
Provision	3,069	2,336	1,248	903	564	987	2,093	11,200
Deductions:
Chargeoffs	(8,280)	(1,332)	(2,167)	(739)	(6,754)	(987)	-	(20,259)
Recoveries	3,129	-	1	-	2,890	-	-	6,020
Net loan losses	(5,151)	(1,332)	(2,166)	(739)	(3,864)	(987)	-	(14,239)
Balance at end of period	6,012	10,611	2,342	781	3,072	-	9,779	32,597
Liability for off-balance sheet credit exposure	1,660	-	34	-	198	-	801	2,693
Total allowance for credit losses	$7,672	$10,611	$2,376	$781	$3,270	$-	$10,580	$35,290

	Allowance for Credit Losses For the Year Ended December 31, 2010
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,406	$9,918	$2,669	$1,529	$7,814	$-	$11,707	$41,043
Additions:
Provision	6,584	941	2,259	774	4,663	-	(4,021)	$11,200
Deductions:
Chargeoffs	(6,844)	(1,256)	(1,668)	(1,686)	(8,814)	-	-	(20,268)
Recoveries	948	4	-	-	2,709	-	-	3,661
Net loan and lease chargeoffs	(5,896)	(1,252)	(1,668)	(1,686)	(6,105)	-	-	(16,607)
Balance at end of period	8,094	9,607	3,260	617	6,372	-	7,686	35,636
Liability for off-balance sheet credit exposure	1,784	-	299	-	610	-	-	2,693
Total allowance for credit losses	$9,878	$9,607	$3,559	$617	$6,982	$-	$7,686	$38,329

The recorded investment in loans was evaluated for impairment as follows:

	Recorded Investment in Loans Evaluated for Impairment At December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$1,865	$134	$-	$-	$100	$-	$753	$-	$2,852
Collectively evaluated for impairment	6,314	9,938	484	380	3,513	-	252	9,194	30,075
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$8,179	$10,072	$484	$380	$3,613	$-	$1,005	$9,194	$32,927
Carrying value of loans:
Individually evaluated for impairment	5,153	4,161	-	-	-	3,029	16,680	-	29,023
Collectively evaluated for impairment	334,963	628,766	7,984	222,458	460,698	65,098	347,738	-	2,067,705
Purchased loans with evidence of credit deterioration	-	-	-	-	-	6,764	7,865	-	14,629
Total	$340,116	$632,927	$7,984	$222,458	$460,698	$74,891	$372,283	$-	$2,111,357

	Recorded Investment in Loans Evaluated for Impairment At December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$-	$229	$1,794	$-	$-	$-	$-	$-	$2,023
Collectively evaluated for impairment	7,672	10,382	582	781	3,270	-	-	10,580	33,267
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$7,672	$10,611	$2,376	$781	$3,270	$-	$-	$10,580	$35,290
Carrying value of loans:
Individually evaluated for impairment	-	1,399	3,126	-	-	5,611	5,988	-	16,124
Collectively evaluated for impairment	398,446	703,256	11,454	271,111	473,815	104,738	510,699	-	2,473,519
Purchased loans with evidence of credit deterioration	-	-	-	-	-	15,572	18,591	-	34,163
Total	$398,446	$704,655	$14,580	$271,111	$473,815	$125,921	$535,278	$-	$2,523,806

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$324,452	$599,472	$7,518	$219,655	$459,076	$51,901	$274,976	$1,937,050
Substandard	11,413	33,455	466	2,803	1,158	27,066	122,815	199,176
Doubtful	4,251	-	-	-	46	1,145	470	5,912
Loss	-	-	-	-	418	5	150	573
Default risk purchase discount	-	-	-	-	-	(5,226)	(26,128)	(31,354)
Total	$340,116	$632,927	$7,984	$222,458	$460,698	$74,891	$372,283	$2,111,357

 (1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$377,526	$675,181	$10,754	$266,822	$472,383	$79,656	$404,925	$2,287,247
Substandard	20,695	29,474	3,826	4,289	1,014	52,994	175,410	287,702
Doubtful	225	-	-	-	66	3,444	1,070	4,805
Loss	-	-	-	-	352	38	155	545
Default risk purchase discount	-	-	-	-	-	(10,211)	(46,282)	(56,493)
Total	$398,446	$704,655	$14,580	$271,111	$473,815	$125,921	$535,278	$2,523,806

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At December 30, 2012
	Current and Accruing	30-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$333,474	$1,032	$-	$5,610	$340,116
Commercial real estate	616,276	10,750	-	5,901	632,927
Construction	7,984	-	-	-	7,984
Residential real estate	220,032	2,193	-	233	222,458
Consumer installment & other	455,007	5,205	455	31	460,698
Total originated loans	1,632,773	19,180	455	11,775	1,664,183
Purchased non-covered loans	65,567	1,821	4	7,499	74,891
Purchased covered loans	352,619	6,488	155	13,021	372,283
Total	$2,050,959	$27,489	$614	$32,295	$2,111,357

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2011
	Current and Accruing	30-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$388,322	$6,953	$-	$3,171	$398,446
Commercial real estate	679,633	16,967	1,626	6,429	704,655
Construction	10,664	570	-	3,346	14,580
Residential real estate	262,917	5,648	-	2,546	271,111
Consumer installment & other	467,015	6,324	421	55	473,815
Total originated loans	1,808,551	36,462	2,047	15,547	1,862,607
Purchased non-covered loans	101,585	1,095	34	23,207	125,921
Purchased covered loans	501,823	18,902	241	14,312	535,278
Total	$2,411,959	$56,459	$2,322	$53,066	$2,523,806

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$4,337	$7,132	$8,112
Less: Interest income recognized on nonaccrual loans	(2,605)	(4,290)	(6,587)
Total reduction of interest income	$1,732	$2,842	$1,525

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2012 and December 31, 2011.

The following summarizes impaired loans:

	Impaired Loans At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$3,100	$9,506	$-
Commercial real estate	24,135	27,972	-
Construction	2,363	2,992	-
Residential real estate	668	668	-
Consumer installment and other	2,328	2,616	-

Impaired loans with an allowance recorded:
Commercial	12,129	13,739	2,588
Commercial real estate	4,038	4,038	164

Total:
Commercial	$15,229	$23,245	$2,588
Commercial real estate	28,173	32,010	164
Construction	2,363	2,992	-
Residential real estate	668	668	-
Consumer installment and other	2,328	2,616	-

	Impaired Loans At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$5,483	$11,727	$-
Commercial real estate	33,095	43,793	-
Construction	4,194	7,209	-
Consumer installment and other	2,990	3,658	-

Impaired loans with an allowance recorded:
Commercial real estate	1,399	1,399	229
Construction	3,126	3,183	1,794

Total:
Commercial	$5,483	$11,727	$-
Commercial real estate	34,494	45,192	229
Construction	7,320	10,392	1,794
Consumer installment and other	2,990	3,658	-

Impaired loans may include troubled debt restructured loans. Impaired loans at December 31, 2012, included $6,678 thousand of restructured loans, including $988 thousand that were on nonaccrual status. Impaired loans at December 31, 2011, included $3,126 thousand of restructured loans, which were on nonaccrual status.

	Impaired Loans
	For the Years Ended
	December 31, 2012		December 31, 2011
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)		(In thousands)
Commercial	$12,996	$239	$14,315	$586
Commercial real estate	28,420	1,225	37,873	1,740
Construction	6,651	216	18,436	455
Residential real estate	818	-	281	-
Consumer installment and other	2,611	43	2,578	43
Total	$51,496	$1,723	$73,483	$2,824

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At December 31, 2012
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	3	$1,318	$1,196	$797
Commercial real estate	2	5,391	5,482	-
Total	5	$6,709	$6,678	$797

	Troubled Debt Restructurings At December 31, 2011
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	2	$326	$321	$-
Construction	1	3,183	3,126	1,794
Total	3	$3,509	$3,447	$1,794

During the year ended December 31, 2012 and 2011, the Company modified three loans in each period with carrying values totaling $5,821 thousand and $3,509 thousand, respectively that were considered troubled debt restructurings. During the year ended December 31, 2010, there were no troubled debt restructurings. The concessions granted in the restructurings completed in 2012 and 2011 largely consisted of modifications of payment terms extending maturity dates to allow for deferred principal repayment. During the year ended December 31, 2012, troubled debt restructured construction and commercial loans with carrying values totaling $3,068 thousand and $988 thousand, respectively, defaulted. During the year ended December 31, 2011, no troubled debt restructurings were in default.

The Company pledges loans to secure borrowings from the Federal Home Loan Bank (FHLB). At December 31, 2012, loans pledged to secure borrowing totaled $32,084 thousand compared with $69,145 thousand at December 31, 2011. The amount of loans pledged exceeds collateral requirements. The loans restricted due to collateral requirements approximate $32,084 thousand and $35,894 thousand at December 31, 2012 and December 31, 2011, respectively. The FHLB does not have the right to sell or repledge such loans.

There were no loans held for sale at December 31, 2012 and December 31, 2011.

Note 5: Concentration of Credit Risk

The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments and standby letters of credit related to real estate loans of $69,345 thousand and $77,988 thousand at December 31, 2012 and December 31, 2011, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans.

Note 6: Premises, Equipment and Other Assets

Premises and equipment consisted of the following:

	At December 31,
	Cost	Accumulated Depreciation and Amortization	Net Book Value
	(In thousands)
2012
Land	$11,983	$—	$11,983
Buildings and improvements	44,009	(24,237)	19,772
Leasehold improvements	6,175	(4,569)	1,606
Furniture and equipment	18,805	(13,527)	5,278
Total	$80,972	$(42,333)	$38,639
2011
Land	$11,233	$—	$11,233
Buildings and improvements	42,454	(22,987)	19,467
Leasehold improvements	5,963	(4,977)	986
Furniture and equipment	18,292	(13,430)	4,862
Total	$77,942	$(41,394)	$36,548

Depreciation of premises and equipment included in noninterest expense amounted to $2,626 thousand in 2012, $2,798 thousand in 2011 and $3,132 thousand in 2010.

Other assets consisted of the following:

	At December 31,
	2012	2011
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Federal Home Loan Bank stock (2)	7,353	9,441
Other investments	376	376
Total cost method equity investments	21,798	23,886
Corporate/bank-owned life insurance	45,579	42,856
Deferred taxes	42,449	37,615
LIHTC investments	20,631	22,447
Interest receivable	20,274	23,262
FDIC receivable	13,847	40,113
Prepaid assets	11,679	13,980
Other assets	11,829	22,707
Total other assets	$188,086	$226,866

(1) A bank applying for membership in the Federal Reserve System is required to subscribe to stock in the Federal Reserve Bank (FRB) in a sum equal to six percent of the paid-up capital stock and surplus. One-half of the amount of the bank's subscription shall be paid to the FRB and the remaining half will be subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.

(2) Borrowings from the Federal Home Loan Bank (FHLB) must be supported by capital stock holdings. The minimum activity-based requirement is 4.7% of the outstanding advances. The requirement may be adjusted from time to time by the FHLB within limits established in the FHLB's Capital Plan.

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the years ended December 31, 2012 and December 31, 2011. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the year ended December 31, 2012 and December 31, 2011, no such adjustments were recorded.

The carrying values of goodwill were:

	At December 31,
	2012	2011	2010
	(In thousands)
Goodwill	$121,673	$121,673	$121,673

The gross carrying amount of intangible assets and accumulated amortization was:

	At December 31,
	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(34,938)	$56,808	$(30,070)
Merchant Draft Processing Intangible	10,300	(8,909)	10,300	(8,409)
Total Intangible Assets	$67,108	$(43,847)	$67,108	$(38,479)

As of December 31, 2012, the current year and estimated future amortization expense for intangible assets was as follows:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
Twelve months ended December 31, 2012 (actual)	$4,868	$500	$5,368
Estimate for year ended December 31,
2013	4,304	400	4,704
2014	3,946	324	4,270
2015	3,594	262	3,856
2016	3,292	212	3,504
2017	2,913	164	3,077

Note 8: Deposits and Borrowed Funds

Deposits totaled $4,232,492 thousand at December 31, 2012, compared with $4,249,921 thousand at December 31, 2011. The following table provides additional detail regarding deposits.

	Deposits At December 31,
	2012	2011
	(In thousands)
Noninterest bearing	$1,676,071	$1,562,254
Interest bearing:
Transaction	748,818	734,988
Savings	1,165,032	1,148,178
Time	642,571	804,501
Total deposits	$4,232,492	$4,249,921

Demand deposit overdrafts of $6,307 thousand and $3,087 thousand were included as loan balances at December 31, 2012 and 2011, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $1,530 thousand in 2012 and $2,296 thousand in 2011.

Short-term borrowed funds of $53,687 thousand at December 31, 2012 represent securities sold under agreements to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. Securities sold under repurchase agreements are held in the custody of independent securities brokers. The carrying amount of the securities approximates $74,497 thousand at December 31, 2012. The short-term borrowed funds mature on an overnight basis.

Federal Home Loan Bank (“FHLB”) advances with carrying value of $25,799 thousand at December 31, 2012 are secured by residential real estate loans, the amount of such loans approximates $32,084 thousand at December 31, 2012. The FHLB advances are due in full upon their maturity dates: $5,000 thousand mature in December 2013 and $20,000 thousand mature in January 2015. The FHLB advances may be paid off prior to such maturity dates subject to prepayment fees.

The $10,000 thousand term repurchase agreement at December 31, 2012 represents securities sold under an agreement to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. Securities sold under repurchase agreements are held in the custody of independent securities brokers. The carrying amount of the related securities is approximately $11,987 thousand at December 31, 2012. The term repurchase agreement matures in full in August 2014.

Unsecured line of credit with no outstanding balance at December 31, 2012 has an unused credit limit of $35,000 thousand. Interest at a variable rate of 2.0% per annum is payable monthly on outstanding advances under the line of credit. Advances may be made up to the unused credit limit under the line of credit through February 19, 2013.

Debt financing of $15,000 thousand is a note issued by Westamerica Bancorporation on October 31, 2003 which matures October 31, 2013. Interest of 5.31% per annum is payable semiannually on April 30 and October 31, with principal due at maturity. The note is subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company believes it is in compliance with all of the covenants required by the senior note indenture as of December 31, 2012.

The following table summarizes deposits and borrowed funds of the Company for the periods indicated:

	2012			2011
	Balance At December 31,	Average Balance	Weighted Average Rate	Balance At December 31,	Average Balance	Weighted Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Time deposits over $100 thousand	$419,082	$460,833	0.33%	$536,836	$535,866	0.43%
Securities sold under repurchase agreements	53,687	81,315	0.07	115,689	103,127	0.15
Federal Home Loan Bank advances	25,799	25,916	1.86	26,023	41,741	1.25
Term repurchase agreement	10,000	10,000	0.99	10,000	3,945	0.98
Line of credit	—	—	—	—	1,933	2.95
Federal funds purchased	—	8	0.58	—	96	0.11

	For the years ended December 31,
	2012	2011
	Highest Balance at Any Month-end	Highest Balance at Any Month-end
	(In thousands)
Securities sold under repurchase agreements	$116,974	$115,689
Federal Home Loan Bank advances	26,004	61,619
Line of credit	—	10,150
Term repurchase agreement	10,000	10,000

Note 9: Shareholders’ Equity

The Company grants stock options and restricted performance shares to employees in exchange for employee services, pursuant to the shareholder-approved 1995 Stock Option Plan, which was last amended and restated in 2012. Stock options are granted with an exercise price equal to the fair market value of the related common stock on the grant date and generally become exercisable in equal annual installments over a three-year period with each installment vesting on the anniversary date of the grant. Each stock option has a maximum ten-year term. A restricted performance share grant becomes vested after three years of being awarded, provided the Company has attained its performance goals for such three-year period.

The following table summarizes information about stock options granted under the Plans as of December 31, 2012. The intrinsic value is calculated as the difference between the market value as of December 31, 2012 and the exercise price of the shares. The market value as of December 31, 2012 was $42.59 as reported by the NASDAQ Global Select Market:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at 12/31/2012 (in thousands)	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable at 12/31/2012 (in thousands)	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price

$40 – 45	297	$265	3.0	$42	297	$265	3.0	$42
45 – 50	854	—	4.7	48	580	—	2.6	49
50 – 55	935	—	4.8	52	768	—	4.1	52
55 – 60	242	—	7.0	57	162	—	6.9	57
$40 - 60	2,328	$265	4.8	50	1,807	$265	3.7	50

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the twelve months ended December 31, 2012, 2011 and 2010, the Company granted 296 thousand, 275 thousand, and 296 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

For the twelve months ended December 31,	2012	2011	2010
Expected volatility*1	21%	18%	17%
Expected life in years*2	4.8	4.7	4.5
Risk-free interest rate*3	0.72%	1.83%	2.15%
Expected dividend yield	3.20%	3.14%	2.44%
Fair value per award	$5.61	$5.55	$6.77

*1	Measured using daily price changes of Company’s stock over respective expected term of the option and the implied volatility derived from the market prices of the Company’s stock and traded options.
*2	The number of years that the Company estimates that the options will be outstanding prior to exercise
*3	The risk-free rate over the expected life based on the US Treasury yield curve in effect at the time of the grant

Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options at December 31, 2012 is 1,560 thousand.

A summary of option activity during the twelve months ended December 31, 2012 is presented below:

	Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2012	2,276	$49.34
Granted	296	45.93
Exercised	(185)	41.18
Forfeited or expired	(59)	50.43
Outstanding at December 31, 2012	2,328	49.53	4.8
Exercisable at December 31, 2012	1,807	49.65	3.7

A summary of the Company’s nonvested option activity during the twelve months ended December 31, 2012 is presented below:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	513
Granted	296
Vested	(245)
Forfeited	(43)
Nonvested at December 31, 2012	521	$5.77

The weighted average estimated grant date fair value for options granted under the Company’s stock option plan during the twelve months ended December 31, 2012, 2011 and 2010 was $5.61, $5.55 and $6.77 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2012 is $1,436 thousand and the weighted average period over which the cost is expected to be recognized is 1.7 years.

The total intrinsic value of options exercised during the twelve months ended December 31, 2012, 2011 and 2010 was $767 thousand, $2,309 thousand and $5,652 thousand, respectively. The total fair value of RPSs that vested during the twelve months ended December 31, 2012, 2011 and 2010 was $734 thousand, $1,197 thousand and $594 thousand, respectively. The total fair value of options vested during the twelve months ended December 31, 2012, 2011 and 2010 was $1,321 thousand, $1,381 thousand and $1,129 thousand, respectively. The (decrease) or increase in tax benefits recognized for the tax deductions from the exercise of options totaled $(119) thousand, $(248) thousand and $1,004 thousand, respectively, for the twelve months ended December 31, 2012, 2011 and 2010.

A summary of the status of the Company’s restricted performance shares as of December 31, 2012 and 2011 and changes during the twelve months ended on those dates, follows (in thousands):

	2012	2011
Outstanding at January 1,	50	55
Granted	20	20
Issued upon vesting	(15)	(24)
Forfeited	(1)	(1)
Outstanding at December 31,	54	50

As of December 31, 2012 and 2011, the restricted performance shares had a weighted-average contractual life of 1.3 years and 1.3 years, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $710 thousand and $540 thousand for the twelve months ended December 31, 2012 and 2011, respectively. There were no stock appreciation rights or incentive stock options granted in the twelve months ended December 31, 2012 and 2011.

On February 13, 2009, the Company issued 83,726 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock (“Preferred Stock”) and a warrant to purchase 246,640 shares of the Company’s common stock at an exercise price of $50.92 per share. The Preferred Stock was fully redeemed in two installments in 2009. The warrants remain outstanding at December 31, 2012.

The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2012, approximately 1,488 thousand shares remained available to repurchase under such plans.

Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2012, no shares of Class B Common Stock or Preferred Stock were outstanding.

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

As of December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company and the Bank are well capitalized under the FDICIA regulatory framework for prompt corrective action. To be well capitalized, the institution must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order. The following tables show capital ratios for the Company and the Bank as of December 31, 2012 and 2011:

			For Capital Adequacy Purposes		To Be Well Capitalized Under the FDICIA Prompt Corrective Action Provisions
At December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$444,205	16.33%	$217,627	8.00%	$272,033	10.00%
Westamerica Bank	418,746	15.62%	214,452	8.00%	268,065	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	409,763	15.06%	108,813	4.00%	163,220	6.00%
Westamerica Bank	378,921	14.14%	107,226	4.00%	160,839	6.00%
Leverage Ratio *
Consolidated Company	409,763	8.56%	191,396	4.00%	239,245	5.00%
Westamerica Bank	378,921	7.99%	189,788	4.00%	237,236	5.00%

			For Capital Adequacy Purposes		To Be Well Capitalized Under the FDICIA Prompt Corrective Action Provisions
At December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$444,659	15.83%	$224,664	8.00%	$280,830	10.00%
Westamerica Bank	424,446	15.32%	221,578	8.00%	276,973	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	408,266	14.54%	112,332	4.00%	168,498	6.00%
Westamerica Bank	383,375	13.84%	110,789	4.00%	166,184	6.00%
Leverage Ratio *
Consolidated Company	408,266	8.38%	194,969	4.00%	243,711	5.00%
Westamerica Bank	383,375	7.93%	193,406	4.00%	241,757	5.00%

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

The components of the net deferred tax asset are as follows:

	At December 31,
	2012	2011
	(In thousands)
Deferred tax asset
Allowance for credit losses	$13,700	$14,683
State franchise taxes	4,162	4,584
Deferred compensation	8,278	8,083
Real estate owned	2,211	1,177
Purchased assets and assumed liabilities	4,732	—
Post-retirement benefits	1,210	1,236
Employee benefit accruals	5,648	5,462
VISA Class B shares	1,479	866
Limited partnership investments	1,037	993
Impaired capital assets	20,819	21,058
Capital loss carryforward	47	548
Premises and equipment	444	242
Other	64	33
Subtotal deferred tax asset	63,831	58,965
Valuation allowance	—	—
Total deferred tax asset	63,831	58,965
Deferred tax liability
Net deferred loan fees	429	500
Intangible assets	9,219	11,296
Securities available for sale	10,741	8,404
Leases	752	934
Purchased assets and assumed liabilities	—	90
Other	241	126
Total deferred tax liability	21,382	21,350
Net deferred tax asset	$42,449	$37,615

Based on Management’s judgment, a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income. Net deferred tax assets are included with interest receivable and other assets in the Consolidated Balance Sheets.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Current income tax expense:
Federal	$22,368	$18,393	$34,531
State	11,456	13,322	13,075
Total current	33,824	31,715	47,606
Deferred income tax (benefit) expense:
Federal	(7,280)	1,839	(10,155)
State	(1,114)	(626)	(606)
Total deferred	(8,394)	1,213	(10,761)
Provision for income taxes	$25,430	$32,928	$36,845

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Federal income taxes due at statutory rate	$37,295	$42,285	$45,998
Reductions in income taxes resulting from:
Interest on state and municipal securities and loans not taxable for federal income tax purposes	(12,494)	(12,423)	(11,875)
State franchise taxes, net of federal income tax benefit	6,722	8,252	8,104
Tax credits	(3,684)	(3,560)	(3,521)
Dividend received deduction	(28)	(25)	(21)
Cash value life insurance	(953)	(728)	(953)
Other	(1,428)	(873)	(887)
Provision for income taxes	$25,430	$32,928	$36,845

At December 31, 2012, the company had no net operating loss and general tax credit carryforwards for tax return purposes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits follow:

	2012	2011
	(In thousands)
Balance at January 1,	$496	$259
Additions for tax positions taken in the current period	238	131
Reductions for tax positions taken in the current period	—	—
Additions for tax positions taken in prior years	13	232
Reductions for tax positions taken in prior years	—	—
Decreases related to settlements with taxing authorities	—	—
Decreases as a result of a lapse in statute of limitations	—	(126)
Balance at December 31,	$747	$496

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2013. Unrecognized tax benefits at December 31, 2012 and 2011 include accrued interest and penalties of $65 thousand and $43 thousand, respectively. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes. The tax years ended December 31, 2012, 2011, 2010 and 2009 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2012, 2011, 2010, 2009, 2008 and 2007 remain subject to examination by the California Franchise Tax Board. The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

Note 12: Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available for sale investment securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as certain loans held for investment, investment securities held to maturity, and other assets.  These nonrecurring fair value adjustments typically involve the lower-of-cost-or-fair value accounting of individual assets.

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

The Company relies on independent vendor pricing services to measure fair value for investment securities available for sale and investment securities held to maturity. The Company employs three pricing services. To validate the pricing of these vendors, the Company routinely randomly selects securities for pricing by two or more of the vendors; significant pricing differences, if any, are evaluated using all available independent quotes with the lowest quote generally used as the fair value estimate. In addition, the Company conducts “other than temporary impairment (OTTI)” analysis on a quarterly basis; securities selected for OTTI analysis include all securities with fair value pricing of less than 95 percent of amortized cost. As with any valuation technique used to estimate fair value, changes in underlying assumptions used could significantly affect the results of current and future values. Accordingly, these fair values estimates may not be realized in an actual sale of the securities.

When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new assumptions used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the years ended December 31, 2012 and 2011, there were no transfers in or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
Investment securities available for sale:
At December 31, 2012	$825,636	$57,424	$768,212	$-
At December 31, 2011	$638,753	$125,101	$513,652	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at December 31, 2012 and  2011, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At December 31, 2012
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned	$6,618	$-	$6,618	$-	$(1,360)
Covered other real estate owned	7,929	-	7,929	-	(371)
Originated impaired loans	5,197	-	3,097	2,100	(3,158)
Purchased covered impaired loans	6,684	-	2,224	4,460	(83)
Total assets measured at fair value on a nonrecurring basis	$26,428	$-	$19,868	$6,560	$(4,972)

	At December 31, 2011
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned	$6,350	$-	$6,350	$-	$(1,000)
Covered other real estate owned	10,695	-	10,695	-	(578)
Originated impaired loans	2,502	-	2,502	-	-
Total assets measured at fair value on a nonrecurring basis	$19,547	$-	$19,547	$-	$(1,578)

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

Loans  Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $30,234 thousand at December 31, 2012 and $32,597 thousand at December 31, 2011 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $26,128 thousand and $5,226 thousand, respectively at December 31, 2012 and purchased covered and purchased non-covered loans of $46,282 thousand and $10,211 thousand, respectively at December 31, 2011 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets	(In thousands)
Cash and due from banks	$491,382	$491,382	$491,382	$-	$-
Investment securities held to maturity	1,156,041	1,184,557	3,275	1,181,282	-
Loans	2,081,123	2,090,712	-	-	2,090,712
Other assets - FDIC receivable	13,847	13,834	-	-	13,834

Financial Liabilities
Deposits	$4,232,492	$4,232,239	$-	$3,589,921	$642,318
Short-term borrowed funds	53,687	53,687	-	53,687	-
Federal Home Loan Bank advances	25,799	26,150	26,150	-	-
Term repurchase agreement	10,000	10,135	-	10,135	-
Debt financing	15,000	15,645	-	15,645	-

	At December 31, 2011
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial Assets
Cash and due from banks	$530,045	$530,045
Investment securities held to maturity	922,803	947,493
Loans	2,491,209	2,515,095
Other assets - FDIC receivable	40,113	40,046

Financial Liabilities
Deposits	$4,249,921	$4,250,164
Short-term borrowed funds	115,689	115,689
Federal Home Loan Bank advances	26,023	26,532
Term repurchase agreement	10,000	10,242
Debt financing	15,000	15,222

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 13: Lease Commitments

Thirty-three banking offices and a centralized administrative service center are owned and seventy facilities are leased. Substantially all the leases contain multiple renewal options and provisions for rental increases, principally for cost of living index. The Company also leases certain pieces of equipment.

Minimum future rental payments under noncancelable operating leases as of December 31, 2012 are as follows:

(In thousands)
2013	$8,840
2014	7,380
2015	5,143
2016	1,834
2017	917
Thereafter	854
Total minimum lease payments	$24,968

The total minimum lease payments have not been reduced by minimum sublease rentals of $7,011 thousand due in the future under noncancelable subleases. Total minimum rentals for premises were $9,252 thousand in 2012, $9,738 thousand in 2011, and $8,947 thousand in 2010. Total minimum sublease rentals were $1,883 thousand in 2012, $1,979 thousand in 2011, and $2,085 thousand in 2010. Total rentals for premises, net of sublease income, included in noninterest expense were $7,369 thousand in 2012, $7,759 thousand in 2011 and $6,862 thousand in 2010.

Note 14: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $339,651 thousand and $348,621 thousand at December 31, 2012 and December 31, 2011, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $32,347 thousand and $27,221 thousand at December 31, 2012 and December 31, 2011, respectively. The Company also had commitments for commercial and similar letters of credit of $344 thousand and $454 thousand at December 31, 2012 and December 31, 2011, respectively.

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

Note 15: Retirement Benefit Plans

The Company sponsors a qualified defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to noninterest expense related to discretionary Company contributions to the Deferred Profit-Sharing Plan were $1,200 thousand in 2012, $1,200 thousand in 2011 and $1,740 thousand in 2010.

The Company also sponsors a qualified defined contribution Tax Deferred Savings/Retirement Plan (ESOP) covering salaried employees who become eligible to participate upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax or after-tax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests primarily in Westamerica Bancorporation common stock. The Company funds contributions to match participating employees’ contributions, subject to certain limits. The matching contributions charged to compensation expense were $1,255 thousand in 2012, $1,283 thousand in 2011 and $1,377 thousand in 2010.

The Company offers a continuation of group insurance coverage to eligible employees electing early retirement, for the period from the date of retirement until age 65. For eligible employees the Company pays a portion of these early retirees’ group insurance premiums. The Company also reimburses a portion of Medicare Part B premiums for all qualifying retirees over age 65 and, if eligible, their spouses. Eligibility for post-retirement medical benefits is based on age and years of service, and restricted to employees hired prior to February 1, 2006 who elect early retirement prior to January 1, 2018. The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. The Company used a December 31 measurement date for determining post-retirement medical benefit calculations.

The following tables set forth the net periodic post-retirement benefit cost and the change in the benefit obligation for the years ended December 31 and the funded status of the post-retirement benefit plan as of December 31:

Net Periodic Benefit Cost

	At December 31,
	2012	2011	2010
	(In thousands)
Service cost	$(340)	$(35)	$(371)
Interest cost	143	175	193
Amortization of unrecognized transition obligation	61	61	61
Net periodic (benefit) cost	(136)	201	(117)

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

Amortization of unrecognized transition obligation, net of tax	(36)	(36)	(36)
Total recognized in net periodic (benefit) cost and accumulated other comprehensive income	$(172)	$165	$(153)

The remaining transition obligation cost for this post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $61 thousand.

Obligation and Funded Status

	For the years ended December 31,
	2012	2011	2010
Change in benefit obligation	(In thousands)
Benefit obligation at beginning of year	$3,117	$3,178	$3,519
Service cost	(340)	(35)	(371)
Interest cost	143	175	193
Benefits paid	(165)	(201)	(163)
Benefit obligation at end of year	$2,755	$3,117	$3,178
Accumulated post-retirement benefit obligation attributable to:
Retirees	$1,654	$2,363	$1,990
Fully eligible participants	856	537	951
Other	245	217	237
Total	$2,755	$3,117	$3,178
Fair value of plan assets	$—	$—	$—
Accumulated post-retirement benefit obligation in excess of plan assets	$2,755	$3,117	$3,178

Additional Information

Assumptions

	At December 31,
	2012	2011	2010
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	4.00%	4.60%	5.50%
Weighted-average assumptions used to determine net periodic benefit cost as of December 31
Discount rate	4.60%	5.50%	5.50%

The above discount rate is based on the Corporate Aa 25-year rate, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits. Post-retirement medical benefits are currently fixed amounts without provision for future increases; as a result, the assumed annual average rate of inflation used to measure the expected cost of benefits covered by this program is zero percent for 2013 and beyond.

Assumed benefit inflation rates are not applicable for this program.

Estimated future benefit payments (In thousands)
2013	$170
2014	171
2015	175
2016	180
2017	187
Years 2018-2022	882

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

The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2012 and 2011:

	2012	2011
	(In thousands)
Beginning balance	$1,099	$1,199
Originations	—	85
Principal reductions	(43)	(185)
At December 31,	$1,056	$1,099
Percent of total loans outstanding	0.05%	0.04%

Note 17: Regulatory Matters

Payment of dividends to the Company by the Bank is limited under regulations for state chartered banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for the preceding three calendar years less dividends paid. Under this regulation, the Bank was not required to obtain approval for dividends paid to the Company during 2012. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972. As of December 31, 2012, $170,364 thousand was available for payment of dividends by the Company to its shareholders.

The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $345,772 thousand in 2012 and $314,980 thousand in 2011, which amounts meet or exceed the Bank’s required reserves.

Note 18: Other Comprehensive Income

The components of other comprehensive income (loss) and other related tax effects were:

	2012
	Before tax	Tax effect	Net of tax
Securities available for sale:	(In thousands)
Net unrealized gains arising during the year	$5,557	$(2,337)	$3,220
Reclassification of gains (losses) included in net income	—	—	—
Net unrealized gains arising during the year	5,557	(2,337)	3,220
Post-retirement benefit obligation	61	(25)	36
Other comprehensive income	$5,618	$(2,362)	$3,256

	2011
	Before tax	Tax effect	Net of tax
Securities available for sale:	(In thousands)
Net unrealized gains arising during the year	$19,282	$(8,108)	$11,174
Reclassification of gains (losses) included in net income	—	—	—
Net unrealized gains arising during the year	19,282	(8,108)	11,174
Post-retirement benefit obligation	61	(25)	36
Other comprehensive income	$19,343	$(8,133)	$11,210

	2010
	Before tax	Tax effect	Net of tax
Securities available for sale:	(In thousands)
Net unrealized losses arising during the year	$(6,197)	$2,606	$(3,591)
Reclassification of gains (losses) included in net income	—	—	—
Net unrealized losses arising during the year	(6,197)	2,606	(3,591)
Post-retirement benefit obligation	61	(25)	36
Other comprehensive loss	$(6,136)	$2,581	$(3,555)

Cumulative other comprehensive income (loss) balances were:

	Post- retirement Benefit Obligation	Net Unrealized gains(losses) on securities	Cumulative Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 31, 2009	$(286)	$4,000	$3,714
Net change	36	(3,591)	(3,555)
Balance, December 31, 2010	(250)	409	159
Net change	36	11,174	11,210
Balance, December 31, 2011	(214)	11,583	11,369
Net change	36	3,220	3,256
Balance, December 31, 2012	$(178)	$14,803	$14,625

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

	2012	2011	2010
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$81,127	$87,888	$94,577
Basic earnings per common share
Weighted average number of common shares outstanding — basic (denominator)	27,654	28,628	29,166
Basic earnings per common share	$2.93	$3.07	$3.24
Diluted earnings per common share
Weighted average number of common shares outstanding — basic	27,654	28,628	29,166
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	45	114	305
Weighted average number of common shares outstanding — diluted (denominator)	27,699	28,742	29,471
Diluted earnings per common share	$2.93	$3.06	$3.21

For the years ended December 31, 2012, 2011, and 2010, options to purchase 2,049 thousand, 1,533 thousand and 380 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

Note 20: Westamerica Bancorporation (Parent Company Only)

Statements of Income and Comprehensive Income

	For the Years Ended December 31,
For the years ended December 31,	2012	2011	2010
	(In thousands)
Dividends from subsidiaries	$88,755	$106,756	$68,784
Interest income	8	11	11
Other income	7,907	7,780	7,262
Total income	96,670	114,547	76,057
Interest on borrowings	820	859	1,824
Salaries and benefits	7,090	6,620	7,219
Other expense	1,734	2,356	1,749
Total expenses	9,644	9,835	10,792
Income before taxes and equity in undistributed income of subsidiaries	87,026	104,712	65,265
Income tax benefit	1,847	699	1,416
Earnings of subsidiaries (less) greater than subsidiary dividends	(7,746)	(17,523)	27,896
Net income	81,127	87,888	94,577
Other comprehensive income (loss), net of tax	3,256	11,210	(3,555)
Comprehensive income	$84,383	$99,098	$91,022

Balance Sheets

	At December 31,
	2012	2011
Assets	(In thousands)
Cash	$13,219	$8,363
Money market assets and investment securities available for sale	1,461	2,186
Investment in Westamerica Bank	534,467	538,658
Investment in non-bank subsidiaries	458	459
Premises and equipment, net	9,983	11,365
Accounts receivable from Westamerica Bank	613	719
Other assets	30,897	28,485
Total assets	$591,098	$590,235
Liabilities
Debt financing and notes payable	$15,000	$15,000
Accounts payable to Westamerica Bank	660	664
Other liabilities	15,336	15,930
Total liabilities	30,996	31,594
Shareholders’ equity	560,102	558,641
Total liabilities and shareholders’ equity	$591,098	$590,235

Statements of Cash Flows

	For the years ended December 31,
	2012	2011	2010
	(In thousands)
Operating Activities
Net income	$81,127	$87,888	$94,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	297	126	172
Decrease (increase) in accounts receivable from affiliates	105	(18)	(11)
Increase in other assets	(1,960)	(1,951)	(2,212)
Stock option compensation expense	1,450	1,425	1,380
Tax benefit decrease (increase) upon exercise of stock options	119	248	(1,004)
(Refund) provision for deferred income tax	(1,306)	963	789
Increase in other liabilities	1,182	217	1,833
Earnings of subsidiaries less (greater) than subsidiary dividends	7,746	17,523	(27,896)
Writedown of property and equipment	1,504	599	228
Net cash provided by operating activities	90,264	107,020	67,856
Investing Activities
Purchases of premises and equipment	(420)	(1,154)	(30)
Net decrease in short term investments	—	341	—
Net cash used in investing activities	(420)	(813)	(30)
Financing Activities
Net change in short-term debt	—	(1,000)	(14,700)
Net reductions in notes payable and long-term borrowings	—	(10,000)	—
Exercise of stock options/issuance of shares	7,635	14,374	16,688
Tax benefit (decrease) increase upon exercise of stock options	(119)	(248)	1,004
Retirement of common stock including repurchases	(51,499)	(60,505)	(28,719)
Dividends	(41,005)	(41,670)	(42,094)
Net cash used in financing activities	(84,988)	(99,049)	(67,821)
Net change in cash	4,856	7,158	5
Cash at beginning of year	8,363	1,205	1,200
Cash at end of year	$13,219	$8,363	$1,205
Supplemental Cash Flow Disclosures:
Supplemental disclosure of cash flow activity:
Interest paid for the period	$1,105	$1,794	$1,824
Income tax payments for the period	34,111	28,826	50,388

Note 21: Quarterly Financial Information
(Unaudited – see accompanying accountant’s report)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, except per share data and price range of common stock)
2012
Interest and fee income	$48,298	$46,901	$45,272	$42,893
Net interest income	46,739	45,429	43,890	41,562
Provision for credit losses	2,800	2,800	2,800	2,800
Noninterest income	14,669	13,533	14,626	14,194
Noninterest expense	30,034	29,349	29,269	28,233
Income before taxes	28,574	26,813	26,447	24,723
Net income	21,005	20,964	20,022	19,136
Basic earnings per common share	0.75	0.76	0.73	0.70
Diluted earnings per common share	0.75	0.75	0.73	0.70
Dividends paid per common share	0.37	0.37	0.37	0.37
Price range, common stock	43.90-49.53	43.01-48.62	44.08-49.39	40.50-47.72
2011
Interest and fee income	$52,494	$53,088	$51,976	$50,421
Net interest income	50,191	50,935	49,905	48,566
Provision for credit losses	2,800	2,800	2,800	2,800
Noninterest income	14,743	15,292	15,205	14,857
Noninterest expense	31,323	34,309	31,383	30,663
Income before taxes	30,811	29,118	30,927	29,960
Net income	22,382	21,269	22,432	21,805
Basic earnings per share	0.77	0.74	0.79	0.77
Diluted earnings per share	0.77	0.74	0.79	0.77
Dividends paid per share	0.36	0.36	0.36	0.37
Price range, common stock	49.25-56.96	46.91-52.53	36.32-50.52	36.34-46.73
2010
Interest and fee income	$56,003	$55,078	$55,203	$54,871
Net interest income	52,469	51,933	52,107	51,806
Provision for credit losses	2,800	2,800	2,800	2,800
Noninterest income	15,470	15,770	15,071	15,143
Noninterest expense	32,031	32,095	31,508	31,513
Income before taxes	33,108	32,808	32,870	32,636
Net income	23,576	23,561	23,709	23,731
Basic earnings per share	0.81	0.81	0.81	0.82
Diluted earnings per share	0.80	0.80	0.81	0.81
Dividends paid per share	0.36	0.36	0.36	0.36
Price range, common stock	50.87-61.25	52.17-60.37	50.04-55.99	48.70-56.72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Westamerica Bancorporation:

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westamerica Bancorporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

San Francisco, California
February 27, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2012.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 47-48, immediately preceding the financial statements.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Board of Directors and Committees”, “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Executive Compensation” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2012 (in thousands, except exercise price):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,382	$50	1,560
Equity compensation plans not approved by security holders	—	N/A	—
Total	2,382	$50	1,560

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Proposal 3 – Ratify Selection of Independent Auditor” in the Company’s Proxy Statement for its 2013 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements: See Index to Financial Statements on page 46. The financial statements included in Item 8 are filed as part of this report.
(a)	2.
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

Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ David L. Payne David L. Payne	Chairman of the Board and Directors President and Chief Executive Officer (Principal Executive Officer)	February 27, 2013
/s/ John “Robert” Thorson John “Robert” Thorson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2013
/s/ Etta Allen Etta Allen	Director	February 27, 2013
/s/ Louis E. Bartolini Louis E. Bartolini	Director	February 27, 2013
/s/ E. Joseph Bowler E. Joseph Bowler	Director	February 27, 2013
/s/ Arthur C. Latno, Jr. Arthur C. Latno, Jr.	Director	February 27, 2013
/s/ Patrick D. Lynch Patrick D. Lynch	Director	February 27, 2013
/s/ Catherine C. MacMillan Catherine C. MacMillan	Director	February 27, 2013
/s/ Ronald A. Nelson Ronald A. Nelson	Director	February 27, 2013
/s/ Edward B. Sylvester Edward B. Sylvester	Director	February 27, 2013

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

10(r)
Data Processing Agreement by and between Fidelity Information Services and Westamerica Bancorporation incorporated by reference to Exhibit 10(r) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 27, 2012.

10(s)*
Amended and Restated Stock Option Plan of 1995, incorporated by reference to Exhibit A to the Registrant’s definitive Proxy Statement pursuant to Regulation 14(a) filed with the Securities and Exchange Commission on March 13, 2012.

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
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2012, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2012; (ii) Consolidated Balance Sheets at December 31, 2012, and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2012; (v) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2012 and (vi) Notes to Consolidated Financial Statements.

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