Form 10-Q
period 2013-03-31
WESTAMERICA BANCORPORATION
filed 2013-05-01
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes [x]	No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [x]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of April 23, 2013

Common Stock,	26,980,635
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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of current and potential future difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including data processing system failures or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of natural disasters, including earthquakes, fire, flood, drought, and other disasters, on the uninsured value of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values, and (13) changes in the securities markets. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2012, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I - FINANCIAL INFORMATION
Item 1   Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	At March 31,	At December 31,
	2013	2012
	(In thousands)
Assets:
Cash and due from banks	$355,459	$491,382
Investment securities available for sale	972,176	825,636
Investment securities held to maturity, with fair values of: $1,185,641 at March 31, 2013 and $1,184,557 at December 31, 2012	1,162,358	1,156,041
Purchased covered loans	353,034	372,283
Purchased non-covered loans	70,504	74,891
Originated loans	1,613,396	1,664,183
Allowance for loan losses	(30,354)	(30,234)
Total loans	2,006,580	2,081,123
Non-covered other real estate owned	9,671	12,661
Covered other real estate owned	13,713	13,691
Premises and equipment, net	38,519	38,639
Identifiable intangibles, net	22,042	23,261
Goodwill	121,673	121,673
Other assets	185,653	188,086
Total Assets	$4,887,844	$4,952,193

Liabilities:
Noninterest bearing deposits	$1,621,887	$1,676,071
Interest bearing deposits	2,540,063	2,556,421
Total deposits	4,161,950	4,232,492
Short-term borrowed funds	61,854	53,687
Federal Home Loan Bank advances	25,743	25,799
Term repurchase agreement	10,000	10,000
Debt financing	15,000	15,000
Other liabilities	54,317	55,113
Total Liabilities	4,328,864	4,392,091

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 27,018 at March 31, 2013 and 27,213 at December 31, 2012	373,579	372,012
Deferred compensation	3,101	3,101
Accumulated other comprehensive income	15,372	14,625
Retained earnings	166,928	170,364
Total Shareholders' Equity	558,980	560,102
Total Liabilities and Shareholders' Equity	$4,887,844	$4,952,193

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$27,399	$35,656
Investment securities available for sale	5,336	4,788
Investment securities held to maturity	7,730	7,854
Total Interest and Fee Income	40,465	48,298
Interest Expense:
Deposits	899	1,187
Short-term borrowed funds	11	27
Term repurchase agreement	24	25
Federal Home Loan Bank advances	118	120
Debt financing	200	200
Total Interest Expense	1,252	1,559
Net Interest Income	39,213	46,739
Provision for Loan Losses	2,800	2,800
Net Interest Income After Provision For Loan Losses	36,413	43,939
Noninterest Income:
Service charges on deposit accounts	6,542	7,095
Merchant processing services	2,409	2,393
Debit card fees	1,358	1,163
ATM processing fees	705	933
Trust fees	568	489
Financial services commissions	180	171
Other	2,516	2,425
Total Noninterest Income	14,278	14,669
Noninterest Expense:
Salaries and related benefits	14,403	15,046
Occupancy	3,886	3,934
Outsourced data processing services	2,157	2,083
Amortization of identifiable intangibles	1,219	1,402
Furniture and equipment	880	851
Courier service	741	785
Professional fees	635	767
Other real estate owned	334	230
Other	4,422	4,936
Total Noninterest Expense	28,677	30,034
Income Before Income Taxes	22,014	28,574
Provision for income taxes	4,743	7,569
Net Income	$17,271	$21,005

Average Common Shares Outstanding	27,145	28,051
Diluted Average Common Shares Outstanding	27,157	28,111
Per Common Share Data:
Basic earnings	$0.64	$0.75
Diluted earnings	0.64	0.75
Dividends paid	0.37	0.37

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income	$17,271	$21,005
Other comprehensive income:
Increase in net unrealized gains on securities available for sale	1,272	1,384
Deferred tax expense	(534)	(582)
Increase in net unrealized gains on securities available for sale, net of tax	738	802
Post-retirement benefit transition obligation amortization	15	15
Deferred tax expense	(6)	(6)
Post-retirement benefit transition obligation amortization, net of tax	9	9
Total other comprehensive income	747	811
Total comprehensive income	$18,018	$21,816

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2011	28,150	$377,775	$3,060	$11,369	$166,437	$558,641
Net income for the period					21,005	21,005
Other comprehensive income				811		811
Exercise of stock options	15	641				641
Tax benefit increase upon exercise of stock options		4				4
Restricted stock activity		220	(220)			-
Stock based compensation		435				435
Stock awarded to employees	1	45				45
Purchase and retirement of stock	(249)	(3,370)			(8,290)	(11,660)
Dividends					(10,394)	(10,394)
Balance, March 31, 2012	27,917	$375,750	$2,840	$12,180	$168,758	$559,528

Balance, December 31, 2012	27,213	$372,012	$3,101	$14,625	$170,364	$560,102
Net income for the period					17,271	17,271
Other comprehensive income				747		747
Exercise of stock options	151	6,156				6,156
Tax benefit decrease upon exercise of stock options		(191)				(191)
Stock based compensation		379				379
Stock awarded to employees	1	42				42
Purchase and retirement of stock	(347)	(4,819)			(10,623)	(15,442)
Dividends					(10,084)	(10,084)
Balance, March 31, 2013	27,018	$373,579	$3,101	$15,372	$166,928	$558,980

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Operating Activities:
Net income	$17,271	$21,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,322	3,499
Loan loss provision	2,800	2,800
Net amortization of deferred loan fees	(80)	(126)
(Increase) decrease in interest income receivable	(199)	733
(Increase) decrease in deferred tax asset	(673)	183
Increase in other assets	(663)	(4,655)
Stock option compensation expense	379	435
Tax benefit decrease (increase) upon exercise of stock options	191	(4)
Increase in income taxes payable	5,482	7,386
Increase in interest expense payable	252	149
(Decrease) increase in other liabilities	(6,726)	1,771
Gain on sale of other assets	(274)	(150)
Loss on sale of premises and equipment	6	-
Originations of mortgage loans for resale	(90)	-
Proceeds from sale of mortgage loans originated for resale	92	-
Net gain on sale of foreclosed assets	(181)	(1,779)
Writedown of foreclosed assets	592	1,712
Net Cash Provided by Operating Activities	22,501	32,959

Investing Activities:
Net repayments of loans	72,880	95,748
Proceeds from FDIC* loss-sharing agreement	1,344	2,628
Purchases of investment securities available for sale	(175,901)	(25,418)
Proceeds from sale/maturity/calls of securities available for sale	30,166	31,317
Purchases of investment securities held to maturity	(59,677)	(151,958)
Proceeds from maturity/calls of securities held to maturity	51,876	48,123
Purchases of premises and equipment	(617)	(1,940)
Proceeds from sale of FRB/FHLB** stock	738	451
Proceeds from sale of foreclosed assets	2,611	10,277
Net Cash (Used in) Provided by Investing Activities	(76,580)	9,228

Financing Activities:
Net change in deposits	(70,450)	(716)
Net change in short-term borrowings	8,167	(9,005)
Exercise of stock options/issuance of shares	6,156	641
Tax benefit (decrease) increase upon exercise of stock options	(191)	4
Retirement of common stock including repurchases	(15,442)	(11,660)
Common stock dividends paid	(10,084)	(10,394)
Net Cash Used in Financing Activities	(81,844)	(31,130)
Net Change In Cash and Due from Banks	(135,923)	11,057
Cash and Due from Banks at Beginning of Period	491,382	530,045
Cash and Due from Banks at End of Period	$355,459	$541,102

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Loan collateral transferred to other real estate owned	$640	$1,583
Supplemental disclosure of cash flow activities:
Interest paid for the period	1,132	1,642
Income tax payments for the period	126	-

See accompanying notes to unaudited consolidated financial statements.
* Federal Deposit Insurance Corporation ("FDIC")
** Federal Reserve Bank/Federal Home Loan Bank ("FRB/FHLB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its unaudited consolidated financial statements.

Note 2: Accounting Policies

The Company’s accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

Recently Adopted Accounting Standards

FASB ASU 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, was issued October 2012 to provide guidance for consistently measuring an indemnification asset subsequent to acquisition.  Subsequent accounting for changes in the measurement of the indemnification asset should be on the same basis as a change in the assets subject to indemnification. Any amortization of changes in value is limited to the shorter of the contractual term of the indemnification agreement or the remaining life of the indemnified assets. The Company’s historical accounting treatment is consistent with ASU 2012-06, therefore there was no effect on the Company’s financial statements at January 1, 2013, when adopted.

FASB ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, was issued February 2013 requiring an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of the update did not have a material effect on the Company’s financial statements at January 1, 2013, the date adopted. The Company’s only item reclassified out of other comprehensive income to net income is the amortization of unrecognized post retirement benefit transition obligation, which is immaterial for purposes of disclosure.

Note 3:  Investment Securities

The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follows:

	Investment Securities Available for Sale At March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,516	$31	$-	$3,547
Securities of U.S. Government sponsored entities	44,236	166	(10)	44,392
Residential mortgage-backed securities	45,756	3,157	(3)	48,910
Commercial mortgage-backed securities	3,827	63	-	3,890
Obligations of States and political subdivisions	195,326	13,040	(275)	208,091
Residential collateralized mortgage obligations	268,282	2,140	(509)	269,913
Asset-backed securities	15,686	25	(98)	15,613
FHLMC and FNMA stock	825	4,872	(3)	5,694
Corporate securities	365,847	3,739	(673)	368,913
Other securities	2,058	1,227	(72)	3,213
Total	$945,359	$28,460	$(1,643)	$972,176

The amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follows:

	Investment Securities Held to Maturity At March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$2,747	$28	$-	$2,775
Residential mortgage-backed securities	68,417	1,774	(14)	70,177
Obligations of States and political subdivisions	720,514	18,378	(2,913)	735,979
Residential collateralized mortgage obligations	370,680	6,401	(371)	376,710
Total	$1,162,358	$26,581	$(3,298)	$1,185,641

The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follows:

	Investment Securities Available for Sale At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,520	$38	$-	$3,558
Securities of U.S. Government sponsored entities	49,335	207	(17)	49,525
Residential mortgage-backed securities	53,078	3,855	(1)	56,932
Commercial mortgage-backed securities	4,076	69	-	4,145
Obligations of States and political subdivisions	200,769	14,730	(252)	215,247
Residential collateralized mortgage obligations	219,613	1,786	(294)	221,105
Asset-backed securities	16,130	18	(143)	16,005
FHLMC and FNMA stock	824	2,061	(5)	2,880
Corporate securities	250,655	3,009	(826)	252,838
Other securities	2,091	1,370	(60)	3,401
Total	$800,091	$27,143	$(1,598)	$825,636

The amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follows:

	Investment Securities Held to Maturity At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$3,232	$43	$-	$3,275
Residential mortgage-backed securities	72,807	2,090	(10)	74,887
Obligations of States and political subdivisions	680,802	23,004	(1,235)	702,571
Residential collateralized mortgage obligations	399,200	5,185	(561)	403,824
Total	$1,156,041	$30,322	$(1,806)	$1,184,557

The amortized cost and fair value of investment securities by contractual maturity are shown in the following tables at the dates indicated:

	At March 31, 2013
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$79,377	$80,036	$10,458	$10,733
Over 1 to 5 years	371,270	375,009	166,385	170,445
Over 5 to 10 years	70,880	74,190	265,198	272,601
Over 10 years	103,084	111,321	281,220	284,975
Subtotal	624,611	640,556	723,261	738,754
Mortgage-backed securities and residential collateralized mortgage obligations	317,865	322,713	439,097	446,887
Other securities	2,883	8,907	-	-
Total	$945,359	$972,176	$1,162,358	$1,185,641

	At December 31, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$40,380	$40,686	$10,265	$10,496
Over 1 to 5 years	309,293	312,480	167,162	171,769
Over 5 to 10 years	59,817	63,540	227,603	236,608
Over 10 years	110,919	120,467	279,004	286,973
Subtotal	520,409	537,173	684,034	705,846
Mortgage-backed securities and residential collateralized mortgage obligations	276,767	282,182	472,007	478,711
Other securities	2,915	6,281	-	-
Total	$800,091	$825,636	$1,156,041	$1,184,557

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At March 31, 2013 and December 31, 2012, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale At March 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$9,990	$(10)	$-	$-	$9,990	$(10)
Residential mortgage-backed securities	64	(1)	884	(2)	948	(3)
Obligations of States and political subdivisions	3,107	(23)	9,030	(252)	12,137	(275)
Residential collateralized mortgage obligations	85,377	(509)	-	-	85,377	(509)
Asset-backed securities	-	-	5,449	(98)	5,449	(98)
FHLMC and FNMA stock	-	-	3	(3)	3	(3)
Corporate securities	68,203	(386)	19,713	(287)	87,916	(673)
Other securities	-	-	1,928	(72)	1,928	(72)
Total	$166,741	$(929)	$37,007	$(714)	$203,748	$(1,643)

An analysis of gross unrealized losses of investment securities held to maturity follows:

	Investment Securities Held to Maturity At March 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Residential mortgage-backed securities	$255	$-	$7,775	$(14)	$8,030	$(14)
Obligations of States and political subdivisions	153,086	(2,782)	8,887	(131)	161,973	(2,913)
Residential collateralized mortgage obligations	10,268	(167)	12,770	(204)	23,038	(371)
Total	$163,609	$(2,949)	$29,432	$(349)	$193,041	$(3,298)

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

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2013.

The fair values of the investment securities could decline in the future if the general economy deteriorates, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of March 31, 2013, $872,470 thousand of investment securities were pledged to secure public deposits, short-term borrowed funds, and term repurchase agreements, compared to $850,421 thousand at December 31, 2012.

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale At December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Securities of U.S. Government sponsored entities	$9,983	$(17)	$-	$-	$9,983	$(17)
Residential mortgage-backed securities	103	(1)	11	-	114	(1)
Residential collateralized mortgage obligations	72,803	(294)	-	-	72,803	(294)
Obligations of States and political subdivisions	2,080	(23)	8,928	(229)	11,008	(252)
Asset-backed securities	-	-	5,828	(143)	5,828	(143)
FHLMC and FNMA stock	-	-	1	(5)	1	(5)
Corporate securities	53,570	(423)	24,597	(403)	78,167	(826)
Other securities	-	-	1,940	(60)	1,940	(60)
Total	$138,539	$(758)	$41,305	$(840)	$179,844	$(1,598)

An analysis of gross unrealized losses of investment securities held to maturity follows:

	Investment Securities Held to Maturity At December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Residential mortgage-backed securities	$113	$-	$664	$(10)	$777	$(10)
Residential collateralized mortgage obligations	26,683	(386)	9,353	(175)	36,036	(561)
Obligations of States and political subdivisions	69,839	(1,205)	4,275	(30)	74,114	(1,235)
Total	$96,635	$(1,591)	$14,292	$(215)	$110,927	$(1,806)

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Taxable:
Mortgage related securities	$3,561	$3,364
Other	1,974	1,326
Total taxable	5,535	4,690
Tax-exempt	7,531	7,952
Total interest income from investment securities	$13,066	$12,642

Note 4: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following table.

	At March 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$318,502	$625,185	$7,920	$213,919	$447,870	$1,613,396
Purchased covered loans:
Impaired	293	6,899	1,737	-	255	9,184
Non impaired	57,589	232,854	4,942	8,816	62,309	366,510
Purchase discount	(6,958)	(13,600)	(188)	(434)	(1,480)	(22,660)
Purchased non-covered loans:
Impaired	1,244	6,111	-	-	297	7,652
Non impaired	9,367	37,548	1,369	2,205	16,949	67,438
Purchase discount	(913)	(1,750)	(95)	(262)	(1,566)	(4,586)
Total	$379,124	$893,247	$15,685	$224,244	$524,634	$2,036,934

	At December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$340,116	$632,927	$7,984	$222,458	$460,698	$1,664,183
Purchased covered loans:
Impaired	308	7,585	1,824	-	257	9,974
Non impaired	59,135	247,534	5,462	9,374	66,932	388,437
Purchase discount	(8,459)	(15,140)	(279)	(433)	(1,817)	(26,128)
Purchased non-covered loans:
Impaired	1,261	6,763	-	-	297	8,321
Non impaired	9,840	38,673	1,619	3,110	18,554	71,796
Purchase discount	(870)	(1,748)	(95)	(474)	(2,039)	(5,226)
Total	$401,331	$916,594	$16,515	$234,035	$542,882	$2,111,357

Changes in the carrying amount of impaired purchased covered loans were as follows:

	For the Three Months Ended March 31, 2013	For the Year Ended December 31, 2012
Impaired purchased covered loans	(In thousands)
Carrying amount at the beginning of the period	$7,865	$18,591
Reductions during the period	(284)	(10,726)
Carrying amount at the end of the period	$7,581	$7,865

Changes in the carrying amount of impaired purchased non-covered loans were as follows:

	For the Three Months Ended March 31, 2013	For the Year Ended December 31, 2012
Impaired purchased non-covered loans	(In thousands)
Carrying amount at the beginning of the period	$6,764	$15,572
Reductions during the period	(804)	(8,808)
Carrying amount at the end of the period	$5,960	$6,764

Changes in the accretable yield for purchased loans were as follows:

	For the Three Months Ended March 31, 2013	For the Year Ended December 31, 2012
Accretable yield:	(In thousands)
Balance at the beginning of the period	$4,948	$9,990
Reclassification from nonaccretable difference	8,154	12,121
Accretion	(3,641)	(17,163)
Disposals and other	-	-
Balance at the end of the period	$9,461	$4,948

Accretion	$(3,641)	$(17,163)
Reduction in FDIC indemnification asset	2,782	13,207
(Increase) in interest income	$(859)	$(3,956)

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses For the Three Months Ended March 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,445	$10,063	$484	$380	$3,194	$-	$1,005	$8,663	$30,234
Additions:
Provision	531	994	(4)	246	281	-	87	665	2,800
Deductions:
Chargeoffs	(1,902)	(113)	-	(87)	(1,308)	-	(359)	-	(3,769)
Recoveries	462	21	-	-	601	-	5	-	1,089
Net loan losses	(1,440)	(92)	-	(87)	(707)	-	(354)	-	(2,680)
Balance at end of period	5,536	10,965	480	539	2,768	-	738	9,328	30,354
Liability for off-balance sheet credit exposure	1,663	3	-	-	453	-	-	574	2,693
Total allowance for credit losses	$7,199	$10,968	$480	$539	$3,221	$-	$738	$9,902	$33,047

	Allowance for Credit Losses For the Three Months Ended March 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,012	$10,611	$2,342	$781	$3,072	$-	$9,779	$32,597
Additions:
Provision	1,275	1,764	411	734	627	490	(2,501)	2,800
Deductions:
Chargeoffs	(862)	(948)	-	(870)	(1,653)	(365)	-	(4,698)
Recoveries	389	-	2	-	779	14	-	1,184
Net loan losses	(473)	(948)	2	(870)	(874)	(351)	-	(3,514)
Balance at end of period	6,814	11,427	2,755	645	2,825	139	7,278	31,883
Liability for off-balance sheet credit exposure	1,643	-	26	-	189	-	835	2,693
Total allowance for credit losses	$8,457	$11,427	$2,781	$645	$3,014	$139	$8,113	$34,576

The recorded investment in loans evaluated for impairment follows:

	Recorded Investment in Loans Evaluated for Impairment At March 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$886	$584	$-	$-	$-	$-	$723	$-	$2,193
Collectively evaluated for impairment	6,313	10,384	480	539	3,221	-	15	9,902	30,854
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$7,199	$10,968	$480	$539	$3,221	$-	$738	$9,902	$33,047
Carrying value of loans:
Individually evaluated for impairment	$2,171	$3,319	$-	$-	$-	$5,196	$16,086	$-	$26,772
Collectively evaluated for impairment	316,331	621,866	7,920	213,919	447,870	59,348	329,367	-	1,996,621
Purchased loans with evidence of credit deterioration	-	-	-	-	-	5,960	7,581	-	13,541
Total	$318,502	$625,185	$7,920	$213,919	$447,870	$70,504	$353,034	$-	$2,036,934

	Recorded Investment in Loans Evaluated for Impairment At December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$1,865	$134	$-	$-	$-	$-	$753	$-	$2,752
Collectively evaluated for impairment	6,314	9,938	484	380	3,613	-	252	9,194	30,175
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$8,179	$10,072	$484	$380	$3,613	$-	$1,005	$9,194	$32,927
Carrying value of loans:
Individually evaluated for impairment	$5,153	$4,161	$-	$-	$-	$3,029	$16,680	$-	$29,023
Collectively evaluated for impairment	334,963	628,766	7,984	222,458	460,698	65,098	347,738	-	2,067,705
Purchased loans with evidence of credit deterioration	-	-	-	-	-	6,764	7,865	-	14,629
Total	$340,116	$632,927	$7,984	$222,458	$460,698	$74,891	$372,283	$-	$2,111,357

The Bank’s customers are small businesses, professionals and consumers. Given the scale of these borrowers, corporate credit rating agencies do not evaluate the borrowers’ financial condition. The Bank maintains a Loan Review Department which reports directly to the Board of Directors. The Loan Review Department performs independent evaluations of loans and assigns credit risk grades to evaluated loans using grading standards employed by bank regulatory agencies. Loans judged to carry lower-risk attributes are assigned a “pass” grade, with a minimal likelihood of loss. Loans judged to carry higher-risk attributes are referred to as “classified loans,” and are further disaggregated, with increasing expectations for loss recognition, as “substandard,” “doubtful,” and “loss.” Loan Review evaluations occur every calendar quarter.  If the Bank becomes aware of deterioration in a borrower’s performance or financial condition between Loan Review examinations, assigned risk grades will be re-evaluated promptly. Credit risk grades assigned by the Loan Review Department are subject to review by the Bank’s regulatory authority during regulatory examinations.

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At March 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$305,285	$590,834	$7,457	$211,445	$446,365	$48,379	$253,854	$1,863,619
Substandard	10,798	34,351	463	2,474	1,224	25,172	121,300	195,782
Doubtful	2,419	-	-	-	31	1,539	455	4,444
Loss	-	-	-	-	250	-	85	335
Default risk purchase discount	-	-	-	-	-	(4,586)	(22,660)	(27,246)
Total	$318,502	$625,185	$7,920	$213,919	$447,870	$70,504	$353,034	$2,036,934

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$324,452	$599,472	$7,518	$219,655	$459,076	$51,901	$274,976	$1,937,050
Substandard	11,413	33,455	466	2,803	1,158	27,066	122,815	199,176
Doubtful	4,251	-	-	-	46	1,145	470	5,912
Loss	-	-	-	-	418	5	150	573
Default risk purchase discount	-	-	-	-	-	(5,226)	(26,128)	(31,354)
Total	$340,116	$632,927	$7,984	$222,458	$460,698	$74,891	$372,283	$2,111,357

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At March 31, 2013
	Current and Accruing	30-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$313,381	$2,493	$-	$2,628	$318,502
Commercial real estate	613,517	6,427	-	5,241	625,185
Construction	7,920	-	-	-	7,920
Residential real estate	213,353	333	-	233	213,919
Consumer installment & other	444,284	3,224	305	57	447,870
Total originated loans	1,592,455	12,477	305	8,159	1,613,396
Purchased non-covered loans	60,242	1,150	-	9,112	70,504
Purchased covered loans	330,958	10,111	88	11,877	353,034
Total	$1,983,655	$23,738	$393	$29,148	$2,036,934

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2012
	Current and Accruing	30-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$333,474	$1,032	$-	$5,610	$340,116
Commercial real estate	616,276	10,750	-	5,901	632,927
Construction	7,984	-	-	-	7,984
Residential real estate	220,032	2,193	-	233	222,458
Consumer installment & other	455,007	5,205	455	31	460,698
Total originated loans	1,632,773	19,180	455	11,775	1,664,183
Purchased non-covered loans	65,567	1,821	4	7,499	74,891
Purchased covered loans	352,619	6,488	155	13,021	372,283
Total	$2,050,959	$27,489	$614	$32,295	$2,111,357

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$753	$1,064
Less: Interest income recognized on nonaccrual loans	(375)	(842)
Total (addition) reduction of interest income	$378	$222

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2013 and December 31, 2012.

The following summarizes impaired loans:

	Impaired Loans At March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$2,277	$8,187	$-
Commercial real estate	26,155	30,081	-
Construction	1,859	2,355	-
Residential real estate	701	702	-
Consumer installment and other	1,597	2,402	-

Impaired loans with an allowance recorded:
Commercial	9,952	11,582	1,609
Commercial real estate	2,686	2,686	584

Total:
Commercial	$12,229	$19,769	$1,609
Commercial real estate	28,841	32,767	584
Construction	1,859	2,355	-
Residential real estate	701	702	-
Consumer installment and other	1,597	2,402	-

	Impaired Loans At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$3,100	$9,506	$-
Commercial real estate	24,135	27,972	-
Construction	2,363	2,992	-
Residential real estate	668	668	-
Consumer installment and other	2,328	2,616	-

Impaired loans with an allowance recorded:
Commercial	12,129	13,739	2,588
Commercial real estate	4,038	4,038	164

Total:
Commercial	$15,229	$23,245	$2,588
Commercial real estate	28,173	32,010	164
Construction	2,363	2,992	-
Residential real estate	668	668	-
Consumer installment and other	2,328	2,616	-

Impaired loans may include troubled debt restructured loans. Impaired loans at March 31, 2013, included $8,707 thousand of restructured loans, including $2,976 thousand that were on nonaccrual status. Impaired loans at December 31, 2012, included $6,678 thousand of restructured loans, including $988 thousand that were on nonaccrual status.

	Impaired Loans For the Three Months Ended March 31,
	2013		2012
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$13,729	$54	$6,576	$50
Commercial real estate	28,507	300	32,119	378
Construction	2,111	26	6,461	100
Residential real estate	685	-	311	-
Consumer installment and other	1,963	7	2,894	18
Total	$46,995	$387	$48,361	$546

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At March 31, 2013
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	3	$1,318	$1,172	$786
Commercial real estate	3	7,383	7,535	-
Total	6	$8,701	$8,707	$786

	Troubled Debt Restructurings At December 31, 2012
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	3	$1,318	$1,196	$797
Commercial real estate	2	5,391	5,482	-
Total	5	$6,709	$6,678	$797

During the three months ended March 31, 2013 and 2012, the Company modified one loan in each period with carrying values of $2,009 thousand and $429 thousand, respectively that was considered a troubled debt restructuring. The concession granted in the restructuring completed in the first quarter 2013 consisted of modification of payment terms to lower the interest rate and extend the maturity date to allow for deferred principal repayment. The concession granted in the first quarter 2012 consisted of modification of payment terms to extend the maturity date to allow for deferred principal repayment. During the three months ended March 31, 2013 and 2012, no troubled debt restructured loans defaulted.

The Company pledges loans to secure borrowings from the Federal Home Loan Bank (“FHLB”). The carrying value of the FHLB advances was $25,743 thousand and $25,799 thousand at March 31, 2013 and December 31, 2012, respectively. The loans restricted due to collateral requirements approximate $28,843 thousand and $32,084 thousand at March 31, 2013 and December 31, 2012, respectively. The amount of loans pledged exceeds collateral requirements. The FHLB does not have the right to sell or repledge such loans.

There were no loans held for sale at March 31, 2013 and December 31, 2012.

Note 5: Concentration of Credit Risk

The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments and standby letters of credit related to real estate loans of $67,431 thousand and $69,345 thousand at March 31, 2013 and December 31, 2012, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans at origination.

Note 6: Other Assets

Other assets consisted of the following:

	At March 31, 2013	At December 31, 2012
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Federal Home Loan Bank stock (2)	6,615	7,353
Other investments	376	376
Total cost method equity investments	21,060	21,798
Corporate/bank-owned life insurance	45,535	45,579
Deferred taxes	42,645	42,449
LIHTC investments	20,119	20,631
Interest receivable	20,473	20,274
FDIC receivable	12,162	13,847
Prepaid assets	11,814	11,679
Other assets	11,845	11,829
Total other assets	$185,653	$188,086

(1) A bank applying for membership in the Federal Reserve System is required to subscribe to stock in the Federal Reserve Bank (FRB) in a sum equal to six percent of the bank’s paid-up capital stock and surplus. One-half of the amount of the bank's subscription shall be paid to the FRB and the remaining half will be subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.

(2) Borrowings from the Federal Home Loan Bank (FHLB) must be supported by capital stock holdings. The minimum activity-based requirement is 4.7% of the outstanding advances. The requirement may be adjusted from time to time by the FHLB within limits established in the FHLB's Capital Plan.

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the three months ended March 31, 2013 and March 31, 2012. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three months ended March 31, 2013 and March 31, 2012, no such adjustments were recorded.

The carrying values of goodwill were (in thousands):

March 31, 2013	$121,673
December 31, 2012	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At March 31, 2013		At December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(36,045)	$56,808	$(34,938)
Merchant Draft Processing Intangible	10,300	(9,021)	10,300	(8,909)
Total Identifiable Intangible Assets	$67,108	$(45,066)	$67,108	$(43,847)

As of March 31, 2013, the current year and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
Three months ended March 31, 2013 (actual)	$1,107	$112	$1,219
Estimate for year ended December 31, 2013	4,304	400	4,704
2014	3,946	324	4,270
2015	3,594	262	3,856
2016	3,292	212	3,504
2017	2,913	164	3,077
2018	1,892	29	1,921

Note 8: Deposits and Borrowed Funds

Deposits totaled $4,161,950 thousand at March 31, 2013, compared with $4,232,492 thousand at December 31, 2012. The following table provides additional detail regarding deposits.

	Deposits
	At March 31, 2013	At December 31, 2012
	(In thousands)
Noninterest-bearing	$1,621,887	$1,676,071
Interest-bearing:
Transaction	771,268	748,818
Savings	1,160,976	1,165,032
Time	607,819	642,571
Total deposits	$4,161,950	$4,232,492

Demand deposit overdrafts of $2,942 thousand and $6,307 thousand were included as loan balances at March 31, 2013 and December 31, 2012, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $304 thousand in the first quarter 2013 and $423 thousand in the first quarter 2012.

Short-term borrowed funds of $61,854 thousand at March 31, 2013 represent securities sold under agreements to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. Securities sold under repurchase agreements are held in the custody of independent securities brokers. The amount of the securities approximates $112,182 thousand at March 31, 2013. The short-term borrowed funds mature on an overnight basis.

FHLB advances with carrying value of $25,743 thousand at March 31, 2013 are secured by $28,843 thousand of residential real estate loans and $9,701 of securities at March 31, 2013. The FHLB advances are due in full upon their maturity dates: $5,000 thousand mature in December 2013 and $20,000 thousand mature in January 2015. The FHLB advances may be paid off prior to such maturity dates subject to prepayment fees.

The $10,000 thousand term repurchase agreement at March 31, 2013 represents securities sold under an agreement to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. Securities sold under repurchase agreements are held in the custody of independent securities brokers. The carrying amount of the related securities is approximately $14,621 thousand at March 31, 2013. The term repurchase agreement matures in full in August 2014.

The Company has a $35,000 thousand unsecured line of credit which had no outstanding balance at March 31, 2013, and a variable interest rate of 2.0% per annum with interest payable monthly on outstanding advances. Advances may be made up to the unused credit limit under the line of credit through March 19, 2014.

Debt financing of $15,000 thousand is a note issued by Westamerica Bancorporation on October 31, 2003 which matures October 31, 2013. Interest of 5.31% per annum is payable semiannually on April 30 and October 31, with principal due at maturity. The note is subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company believes it is in compliance with all of the covenants required by the note as of March 31, 2013.

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

When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new assumptions used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the three months ended March 31, 2013 and March 31, 2012, there were no transfers in or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
Investment securities available for sale:
At March 31, 2013	$972,176	$54,918	$917,258	$-
At December 31, 2012	$825,636	$57,424	$768,212	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at March 31, 2013 and December 31, 2012, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At March 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned	$5,869	$-	$5,869	$-	$(446)
Covered other real estate owned	8,055	-	8,055	-	(146)
Originated impaired loans	3,618	-	2,628	990	(1,676)
Purchased covered impaired loans	4,660	-	200	4,460	-
Total assets measured at fair value on a nonrecurring basis	$22,202	$-	$16,752	$5,450	$(2,268)

	At December 31, 2012
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned	$6,618	$-	$6,618	$-	$(1,360)
Covered other real estate owned	7,929	-	7,929	-	(371)
Originated impaired loans	5,197	-	3,097	2,100	(3,158)
Purchased covered impaired loans	6,684	-	2,224	4,460	(83)
Total assets measured at fair value on a nonrecurring basis	$26,428	$-	$19,868	$6,560	$(4,972)

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

Level 3 – Valuation is based upon estimated liquidation values of loan collateral.  The value of level 3 assets can also include a component of real estate, which is valued as described for level 2 inputs, when collateral for the impaired loan includes both business assets and real estate.  Level 3 includes impaired loans where a specific reserve has been established or a charge-off has been recorded.

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

Loans  Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $30,354 thousand at March 31, 2013 and $30,234 thousand at December 31, 2012 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $22,660 thousand and $4,587 thousand, respectively at March 31, 2013 and purchased covered and purchased non-covered loans of $26,128 thousand and $5,226 thousand, respectively at December 31, 2012 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At March 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$355,459	$355,459	$355,459	$-	$-
Investment securities held to maturity	1,162,358	1,185,641	2,775	1,182,866	-
Loans	2,006,580	2,014,826	-	-	2,014,826
Other assets - FDIC receivable	12,162	12,155	-	-	12,155

Financial Liabilities:
Deposits	$4,161,950	$4,161,713	$-	$3,554,131	$607,582
Short-term borrowed funds	61,854	61,854	-	61,854	-
Federal Home Loan Bank advances	25,743	26,014	26,014	-	-
Term repurchase agreement	10,000	10,114	-	10,114	-
Debt financing	15,000	15,365	-	15,365	-

	At December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$491,382	$491,382	$491,382	$-	$-
Investment securities held to maturity	1,156,041	1,184,557	3,275	1,181,282	-
Loans	2,081,123	2,090,712	-	-	2,090,712
Other assets - FDIC receivable	13,847	13,834	-	-	13,834

Financial Liabilities:
Deposits	$4,232,492	$4,232,239	$-	$3,589,921	$642,318
Short-term borrowed funds	53,687	53,687	-	53,687	-
Federal Home Loan Bank advances	25,799	26,150	26,150	-	-
Term repurchase agreement	10,000	10,135	-	10,135	-
Debt financing	15,000	15,645	-	15,645	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $328,881 thousand and $339,651 thousand at March 31, 2013 and December 31, 2012, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $31,783 thousand and $32,347 thousand at March 31, 2013 and December 31, 2012, respectively. The Company also had commitments for commercial and similar letters of credit of $344 thousand and $344 thousand at March 31, 2013 and December 31, 2012, respectively.

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

	For the Three Months Ended March 31,
	2013	2012
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$17,271	$21,005
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	27,145	28,051
Basic earnings per common share	$0.64	$0.75
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	27,145	28,051
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	12	60
Weighted average number of common shares outstanding - diluted (denominator)	27,157	28,111
Diluted earnings per common share	$0.64	$0.75

For the three months ended March 31, 2013 and 2012, options to purchase 2,317 thousand and 1,998 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three months ended
	March 31,	March 31,	December 31,
	2013	2012	2012
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)1	$43,835	$51,699	$46,283
Provision for Loan Losses	2,800	2,800	2,800
Noninterest Income	14,278	14,669	14,194
Noninterest Expense	28,677	30,034	28,233
Income Before Income Taxes (FTE)1	26,636	33,534	29,444
Income Tax Provision (FTE)1	9,365	12,529	10,308
Net Income	$17,271	$21,005	$19,136

Average Common Shares Outstanding	27,145	28,051	27,313
Diluted Average Common Shares Outstanding	27,157	28,111	27,334
Common Shares Outstanding at Period End	27,018	27,917	27,213

Per Common Share:
Basic Earnings	$0.64	$0.75	$0.70
Diluted Earnings	0.64	0.75	0.70
Book Value Per Common Share	$20.69	$20.04	$20.58

Financial Ratios:
Return On Assets	1.43%	1.68%	1.55%
Return On Common Equity	12.93%	15.45%	14.05%
Net Interest Margin (FTE)1	4.27%	5.12%	4.49%
Net Loan Losses to Average Loans:
Originated Loans	0.57%	0.69%	0.91%
Purchased covered loans	0.39%	0.28%	0.14%
Purchased non-covered loans	-%	-%	-2.31%
Efficiency Ratio2	49.3%	45.3%	46.7%

Average Balances:
Assets	$4,908,483	$5,030,935	$4,920,620
Earning Assets	4,135,863	4,060,271	4,111,970
Originated Loans	1,641,401	1,835,370	1,682,579
Purchased Covered Loans	363,836	512,966	394,848
Purchased Non-covered Loans	72,752	119,503	77,632
Deposits	4,199,229	4,253,764	4,211,609
Shareholders' Equity	541,874	546,676	541,684

Period End Balances:
Assets	$4,887,844	$5,060,257	$4,952,193
Earning Assets	4,171,468	4,100,675	4,093,034
Originated Loans	1,613,396	1,819,162	1,664,183
Purchased Covered Loans	353,034	491,103	372,283
Purchased Non-covered Loans	70,504	112,179	74,891
Deposits	4,161,950	4,249,004	4,232,492
Shareholders' Equity	558,980	559,528	560,102

Capital Ratios at Period End:
Total Risk Based Capital	15.99%	16.09%	16.33%
Tangible Equity to Tangible Assets	8.75%	8.36%	8.64%

Dividends Paid Per Common Share	$0.37	$0.37	$0.37
Common Dividend Payout Ratio	58%	49%	53%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Federal Reserve’s Federal Open Market Committee has maintained highly accommodative monetary policies to influence interest rates to low levels in order to provide stimulus to the economy following the “financial crisis” recession. The Company’s principal source of revenue is net interest and fee income, which represents interest earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest bearing liabilities”). The recent decline in market interest rates has reduced the spread between interest rates on earning assets and interest bearing liabilities. As a result, the Company’s net interest margin and net interest income have declined. The Company also earns revenue from service charges on deposit accounts, merchant processing services, debit card fees, and other fees (“noninterest income”). Service charges on deposit accounts are subject to laws and regulations; recent regulations and customer activity have caused service charges on deposit account to decline in 2012 and the three-months ended March 31, 2013; however, merchant processing fees, debit card fees and trust fees have increased due to higher transaction volumes and the Company’s sales efforts. The Company incurs noninterest expenses to deliver products and services to our customers. Management is focused on controlling noninterest expense levels, particularly due to the recent market interest rate pressure on net interest.

Westamerica Bancorporation and subsidiaries (the “Company”) reported first quarter 2013 net income of $17.3 million or $0.64 diluted earnings per common share. These results compare to net income applicable to common equity of $21.0 million or $0.75 diluted earnings per common share and $19.1 million or $0.70 diluted earnings per common share, respectively, for the first and fourth quarters of 2012.

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three months ended
	March 31,		December 31,
	2013	2012	2012
	(In thousands, except per share data)
Net interest and fee income (FTE)	$43,835	$51,699	$46,283
Provision for loan losses	(2,800)	(2,800)	(2,800)
Noninterest income	14,278	14,669	14,194
Noninterest expense	(28,677)	(30,034)	(28,233)
Income before taxes (FTE)	26,636	33,534	29,444
Income tax provision (FTE)	(9,365)	(12,529)	(10,308)
Net income	$17,271	$21,005	$19,136

Average diluted common shares	27,157	28,111	27,334
Diluted earnings per common share	$0.64	$0.75	$0.70

Average total assets	$4,908,483	$5,030,935	$4,920,620
Net income to average total assets (annualized)	1.43%	1.68%	1.55%
Net income to average common stockholders' equity (annualized)	12.93%	15.45%	14.05%

Net income for the first quarter of 2013 was $3.7 million less than the same quarter of 2012, the net result of declines in net interest and fee income (fully taxable equivalent or “FTE”) and noninterest income, partially offset by decreases in noninterest expense and income tax provision (FTE). A decrease in net interest and fee income (FTE) was mostly attributed to lower average balances of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments, lower average balances of interest-bearing deposits and lower rates paid on interest-bearing deposits. The provision for loan losses remained the same, reflecting Management's evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”) and purchased loan credit-default discounts. Noninterest expense decreased $1.4 million primarily due to reduced personnel costs, loan administration expenses, intangible amortization and professional fees.

Comparing the first quarter of 2013 to the fourth quarter of 2012, net income decreased $1.9 million primarily due to lower net interest and fee income (FTE) and higher noninterest expense, partially offset by a decrease in income tax provision (FTE). The lower net interest and fee income (FTE) was primarily caused by a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments and lower average balances of time  deposits and lower rates paid on those deposits. The provision for loan losses remained the same, reflecting Management's evaluation of losses inherent in the loan portfolio not covered by loss-sharing agreements with the FDIC and purchased loan credit-default discounts. Noninterest expense increased $444 thousand.

Net Interest and Fee Income (FTE)

Following is a summary of the components of net interest and fee income (FTE) for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2013	2012	2012
	(In thousands)
Interest and fee income	$40,465	$48,298	$42,893
Interest expense	(1,252)	(1,559)	(1,331)
FTE adjustment	4,622	4,960	4,721
Net interest and fee income (FTE)	$43,835	$51,699	$46,283

Average earning assets	$4,135,863	$4,060,271	$4,111,970
Net interest margin (FTE) (annualized)	4.27%	5.12%	4.49%

Net interest and fee income (FTE) decreased during the first quarter of 2013 by $7.9 million from the same period in 2012 to $43.8 million, mainly due to lower average balances of loans (down $390 million) and lower yields on interest-earning assets (down 0.88%), partially offset by higher average balances of investments (up $465 million), lower average balances of interest-bearing deposits (down $122 million) and lower rates paid on interest-bearing deposits (down 0.04%).

Comparing the first quarter of 2013 with the fourth quarter of 2012, net interest and fee income (FTE) decreased $2.4 million primarily due to a lower average volume of loans (down $77 million) and lower yields on interest earning assets (down 0.23%), partially offset by higher average balances of investments (up $101 million) and lower average balances of time deposits (down $18 million) and lower rates paid on those deposits.

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

At March 31, 2013, purchased FDIC covered loans represented 17 percent of the Company’s loan portfolio. Under the terms of the FDIC loss-sharing agreements, the FDIC is obligated to reimburse the Bank 80 percent of loan interest income foregone on covered loans. Such reimbursements are limited to the lesser of 90 days contractual interest or actual unpaid contractual interest at the time a principal loss is recognized in respect to the underlying loan. FDIC loss indemnification of covered non-residential assets expires February 6, 2014. For further information, see the Loan Portfolio Credit Risk section of this report.

Interest and Fee Income (FTE)

Interest and fee income (FTE) for the first quarter of 2013 decreased $8.2 million or 15.3% from the same period in 2012. The decrease was caused by lower average balances of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments.

The total average balances of loans declined due to decreases in the average balances of commercial real estate loans (down $186 million), taxable commercial loans (down $78 million), consumer loans (down $34 million), real estate residential loans (down $51 million), tax-exempt commercial loans (down $24 million) and construction loans (down $17 million). The average investment portfolio increased largely due to higher average balances of collateralized mortgage obligations and mortgage backed securities (up $309 million), corporate securities (up $188 million) and municipal securities (up $29 million), partially offset by a $63 million decrease in average balances of securities of U.S. government sponsored entities. The average yield on the Company's earning assets decreased from 5.27% in the first quarter of 2012 to 4.39% in the corresponding period of 2013. The composite yield on loans declined 0.47% to 5.46% mostly due to lower yields on consumer loans (down 0.84%), commercial real estate loans (down 0.40%) and taxable commercial loans (down 0.29%). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The investment yields in general declined due to market rates. The investment portfolio yield decreased 0.92% to 3.32% primarily due to lower yields on collateralized mortgage obligations and mortgage backed securities (down 1.10%), municipal securities (down 0.46%) and corporate securities (down 0.27%).

Comparing the first quarter of 2013 with the fourth quarter of 2012, interest and fee income (FTE) was down $2.5 million. The decrease resulted from a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments. Average interest earning assets increased $24 million or 0.6% in the first quarter of 2013 compared with the fourth quarter of 2012 due to a $101 million increase in average investments and a $77 million decrease in average loans. The decrease in the average balance of the loan portfolio was attributable to decreases in average balances of commercial real estate loans (down $35 million), taxable commercial loans (down $13 million), consumer loans (down $10 million), tax-exempt commercial loans (down $5 million) and residential real estate loans (down $12 million).

The average investment portfolio increased mostly due to higher average balances of corporate securities (up $66 million), collateralized mortgage obligations and mortgage backed securities (up $38 million) and municipal securities (up $19 million), partially offset by a $21 million decrease in average balances of securities of U.S. government sponsored entities.

The average yield on earning assets for the first quarter of 2013 was 4.39% compared with 4.62% in the fourth quarter of 2012. The loan portfolio yield for the first quarter of 2013 compared with the fourth quarter of 2012 was lower by 0.13% mostly due to lower yields on construction loans (down 9.56%), consumer loans (down 0.21%) and commercial real estate loans (down 0.05%). The yield on construction loans in the fourth quarter 2012 was elevated due to interest received on nonaccrual loans. The investment portfolio yield decreased 0.22% to 3.32% primarily due to lower yields on collateralized mortgage obligations and mortgage backed securities (down 0.21%), corporate securities (down 0.21%), municipal securities (down 0.17%) and securities of U.S. government sponsored entities (down 0.15%).

Interest Expense

Interest expense has been reduced by lowering rates paid on interest-bearing deposits and borrowings and by reducing the volume of higher-cost funding sources. Lower-cost checking and savings deposits accounted for 85.0% of total average deposits in the first quarter 2013 compared with 81.4% in the first quarter 2012. Interest expense in the first quarter of 2013 decreased $307 thousand or 19.7% compared with the same period in 2012 due to lower rates paid on interest-bearing deposits and a shift of higher costing deposits and financing to lower cost checking and savings accounts. Interest-bearing liabilities declined due to lower average balances of time deposits $100 thousand or more (down $122 million), time deposits less than $100 thousand (down $41 million), preferred money market savings (down $29 million) and customer sweep accounts (down $57 million), partially offset by higher average balances of regular savings (up $32 million) and money market savings (up $22 million). The average rate paid on interest-bearing liabilities decreased from 0.22% in the first quarter of 2012 to 0.19% in the first quarter of 2013. Rates on interest-bearing deposits decreased 0.04% to 0.14% primarily due to decreases in rates paid on time deposits less than $100 thousand (down 0.12%) and short-term borrowings (down 0.02%).

Comparing the first quarter of 2013 with the fourth quarter of 2012, interest expense declined $79 thousand due to lower average balances of interest-bearing deposits and lower rates paid on interest-bearing deposits. Lower-cost checking and savings deposits accounted for 85.0% of total average deposits in the first quarter 2013 compared with 84.6% in the fourth quarter 2012. Average interest-bearing deposits during the first quarter of 2013 fell $1 million compared with the fourth quarter 2012 primarily due to declines in the average balances of time deposits $100 thousand or more (down $10 million) and time deposits less than $100 thousand (down $8 million), partially offset by increases in the average balances of money market savings (up $7 million), regular savings (up $7 million) and money market checking accounts (up $5 million). Rates paid on interest-bearing deposits averaged 0.14% during the first quarter of 2013 compared with 0.15% for the fourth quarter of 2012.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2013	2012	2012

Yield on earning assets (FTE)	4.39%	5.27%	4.62%
Rate paid on interest-bearing liabilities	0.19%	0.22%	0.20%
Net interest spread (FTE)	4.20%	5.05%	4.42%
Impact of noninterest-bearing funds	0.07%	0.07%	0.07%
Net interest margin (FTE)	4.27%	5.12%	4.49%

During the first quarter of 2013, the net interest margin (FTE) decreased 0.85% compared with the same period in 2012. Lower yields on earning assets were partially offset by lower rates paid on interest-bearing liabilities and resulted in a 0.85% decrease in net interest spread (FTE). The 0.07% net interest margin contribution of noninterest-bearing demand deposits resulted in the net interest margin (FTE) of 4.27%. During the first quarter of 2013, the net interest margin (FTE) decreased 0.22% compared with the fourth quarter of 2012. The net interest spread (FTE) in the first quarter of 2013 was 4.20% compared with 4.42% in the fourth quarter of 2012, the net result of a 0.22% decrease in earning asset yields, partially offset by lower cost of interest-bearing liabilities (down 0.01%).

[The remainder of this page intentionally left blank]

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income earned from average interest earning assets and the resulting yields, and the amounts of interest expense incurred on average interest-bearing liabilities and the resulting rates. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income and accretion of purchased loan discounts. Yields on tax-exempt securities and loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the current statutory tax rate (FTE).

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2013
	Average Balance	Interest Income/ Expense	Yields/ Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$710,506	$3,443	1.94%
Tax-exempt (1)	192,127	2,786	5.80%
Held to maturity
Taxable	472,994	2,092	1.77%
Tax-exempt (1)	682,247	8,777	5.15%
Loans:
Commercial:
Taxable	274,498	4,277	6.32%
Tax-exempt (1)	114,117	1,692	6.01%
Commercial real estate	904,841	14,128	6.33%
Real estate construction	16,277	285	7.10%
Real estate residential	231,969	2,060	3.55%
Consumer	536,287	5,547	4.19%
Total loans (1)	2,077,989	27,989	5.46%
Total Interest-earning assets (1)	4,135,863	$45,087	4.39%
Other assets	772,620
Total assets	$4,908,483

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,643,348	$-	-%
Savings and interest-bearing transaction	1,925,264	296	0.06%
Time less than $100,000	240,099	299	0.51%
Time $100,000 or more	390,518	304	0.32%
Total interest-bearing deposits	2,555,881	899	0.14%
Short-term borrowed funds	57,733	11	0.08%
Term repurchase agreement	10,000	24	0.96%
Federal Home Loan Bank advances	25,777	118	1.86%
Debt financing	15,000	200	5.35%
Total interest-bearing liabilities	2,664,391	$1,252	0.19%
Other liabilities	58,870
Shareholders' equity	541,874
Total liabilities and shareholders' equity	$4,908,483
Net interest spread (1) (2)			4.20%
Net interest and fee income and interest margin (1) (3)		$43,835	4.27%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of interest-earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2012
	Average Balance	Interest Income/ Expense	Yields/ Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$412,353	$2,564	2.49%
Tax-exempt (1)	224,879	3,359	5.97%
Held to maturity
Taxable	341,107	2,126	2.49%
Tax-exempt (1)	614,093	8,837	5.76%
Loans:
Commercial:
Taxable	352,075	5,783	6.61%
Tax-exempt (1)	137,747	2,055	6.00%
Commercial real estate	1,091,025	18,249	6.73%
Real estate construction	33,267	551	6.66%
Real estate residential	283,137	2,603	3.68%
Consumer	570,588	7,131	5.03%
Total loans (1)	2,467,839	36,372	5.93%
Total Interest-earning assets (1)	4,060,271	$53,258	5.27%
Other assets	970,664
Total assets	$5,030,935

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,576,058	$-	-%
Savings and interest-bearing transaction	1,884,544	326	0.07%
Time less than $100,000	280,735	438	0.63%
Time $100,000 or more	512,427	423	0.33%
Total interest-bearing deposits	2,677,706	1,187	0.18%
Short-term borrowed funds	114,906	27	0.10%
Term repurchase agreement	10,000	25	0.97%
Federal Home Loan Bank advances	26,000	120	1.85%
Debt financing	15,000	200	5.35%
Total interest-bearing liabilities	2,843,612	$1,559	0.22%
Other liabilities	64,589
Shareholders' equity	546,676
Total liabilities and shareholders' equity	$5,030,935
Net interest spread (1) (2)			5.05%
Net interest and fee income and interest margin (1) (3)		$51,699	5.12%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of interest-earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended December 31, 2012
	Average Balance	Interest Income/ Expense	Yields/ Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$595,666	$3,198	2.15%
Tax-exempt (1)	201,332	2,940	5.84%
Held to maturity
Taxable	507,217	2,406	1.90%
Tax-exempt (1)	652,696	8,803	5.39%
Loans:
Commercial:
Taxable	287,415	4,426	6.13%
Tax-exempt (1)	119,495	1,798	5.99%
Commercial real estate	939,943	15,067	6.38%
Real estate construction	18,125	759	16.66%
Real estate residential	244,177	2,176	3.56%
Consumer	545,904	6,041	4.40%
Total loans (1)	2,155,059	30,267	5.59%
Total Interest-earning assets (1)	4,111,970	$47,614	4.62%
Other assets	808,650
Total assets	$4,920,620

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,654,575	$-	-%
Savings and interest-bearing transaction	1,908,286	304	0.06%
Time less than $100,000	248,192	332	0.53%
Time $100,000 or more	400,556	334	0.33%
Total interest-bearing deposits	2,557,034	970	0.15%
Short-term borrowed funds	55,523	14	0.10%
Term repurchase agreement	10,000	25	0.97%
Federal Home Loan Bank advances	25,832	122	1.87%
Debt financing	15,000	200	5.35%
Total interest-bearing liabilities	2,663,389	$1,331	0.20%
Other liabilities	60,972
Shareholders' equity	541,684
Total liabilities and shareholders' equity	$4,920,620
Net interest spread (1) (2)			4.42%
Net interest and fee income and interest margin (1) (3)		$46,283	4.49%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of interest-earning assets.

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2013 Compared with For the Three months ended March 31, 2012
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Available for sale
Taxable	$1,522	$(643)	$879
Tax-exempt (1)	(483)	(90)	(573)
Held to maturity
Taxable	667	(701)	(34)
Tax-exempt (1)	871	(931)	(60)
Loans:
Commercial:
Taxable	(1,267)	(239)	(1,506)
Tax-exempt (1)	(367)	4	(363)
Commercial real estate	(3,110)	(1,011)	(4,121)
Real estate construction	(300)	34	(266)
Real estate residential	(461)	(82)	(543)
Consumer	(468)	(1,116)	(1,584)
Total loans (1)	(5,973)	(2,410)	(8,383)
Total decrease in interest and fee income (1)	(3,396)	(4,775)	(8,171)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	4	(34)	(30)
Time less than $100,000	(61)	(78)	(139)
Time $100,000 or more	(99)	(20)	(119)
Total interest-bearing deposits	(156)	(132)	(288)
Short-term borrowed funds	(11)	(5)	(16)
Term repurchase agreement	(1)	-	(1)
Federal Home Loan Bank advances	(2)	-	(2)
Debt financing	-	-	-
Total decrease in interest expense	(170)	(137)	(307)
Decrease in net interest and fee income (1)	$(3,226)	$(4,638)	$(7,864)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2013 Compared with For the Three months ended December 31, 2012
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Available for sale
Taxable	$550	$(305)	$245
Tax-exempt (1)	(140)	(14)	(154)
Held to maturity
Taxable	(178)	(136)	(314)
Tax-exempt (1)	308	(334)	(26)
Loans:
Commercial:
Taxable	(288)	139	(149)
Tax-exempt (1)	(114)	8	(106)
Commercial real estate	(840)	(99)	(939)
Real estate construction	(78)	(396)	(474)
Real estate residential	(111)	(5)	(116)
Consumer	(223)	(271)	(494)
Total loans (1)	(1,654)	(624)	(2,278)
Total decrease in interest and fee income (1)	(1,114)	(1,413)	(2,527)
Decrease in interest expense:
Deposits:
Savings and interest-bearing transaction	(3)	(5)	(8)
Time less than $100,000	(17)	(16)	(33)
Time $100,000 or more	(15)	(15)	(30)
Total interest-bearing deposits	(35)	(36)	(71)
Short-term borrowed funds	-	(3)	(3)
Term repurchase agreement	(1)	-	(1)
Federal Home Loan Bank advances	(3)	(1)	(4)
Debt financing	-	-	-
Total decrease in interest expense	(39)	(40)	(79)
Decrease in net interest and fee income (1)	$(1,075)	$(1,373)	$(2,448)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for loan losses reflects Management's assessment of credit risk in the loan portfolio during each of the periods presented.

The Company provided $2.8 million each for loan losses in the first quarter of 2013, the first quarter of 2012 and the fourth quarter of 2012. The Company recorded purchased County Bank and Sonoma Valley Bank loans at estimated fair value upon the acquisition dates, February 6, 2009 and August 20, 2010, respectively. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans are “covered” by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2013	2012	2012
	(In thousands)

Service charges on deposit accounts	$6,542	$7,095	$6,722
Merchant processing services	2,409	2,393	2,401
Debit card fees	1,358	1,163	1,357
Other service fees	762	696	679
ATM processing fees	705	933	749
Trust fees	568	489	552
Safe deposit rental	195	197	175
Check sale income	183	211	203
Financial services commissions	180	171	148
Other noninterest income	1,376	1,321	1,208
Total	$14,278	$14,669	$14,194

Noninterest income for the first quarter of 2013 declined by $391 thousand from the same period in 2012. Service charges on deposits decreased $553 thousand or 7.8% due to declines in fees charged on overdrawn and insufficient funds accounts (down $272 thousand) and lower deficit fees charged on analyzed accounts (down $211 thousand). ATM processing fees decreased $228 thousand mainly because the Bank customers had fewer transactions at non-Westamerica ATMs and other cash dispenser terminals. Debit card fees increased $195 thousand or 16.8% primarily due to increased transactions.

In the first quarter of 2013, noninterest income increased $84 thousand compared with the fourth quarter of 2012. Service charges on deposits decreased $180 thousand or 2.7% due to declines in fees charged on overdrawn and insufficient funds accounts (down $209 thousand) and lower deficit fees charged on analyzed accounts (down $48 thousand), partially offset by fee increases on savings accounts (up $77 thousand).

[The remainder of this page intentionally left blank]

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2013	2012	2012
	(In thousands)

Salaries and related benefits	$14,403	$15,046	$13,555
Occupancy	3,886	3,934	3,851
Outsourced data processing services	2,157	2,083	2,213
Amortization of identifiable intangibles	1,219	1,402	1,292
Equipment	880	851	892
Courier service	741	785	768
Professional fees	635	767	761
Telephone	448	376	511
Loan expense	417	627	467
Other real estate owned	334	230	322
Postage	300	372	301
Stationery and supplies	281	243	275
Advertising/public relations	145	151	223
Operational losses	128	173	113
Other noninterest expense	2,703	2,994	2,689
Total	$28,677	$30,034	$28,233

Noninterest expense decreased $1.4 million or 4.5% in the first quarter 2013 compared with the same period in 2012 primarily due to lower personnel costs, loan administration expenses, intangible amortization and professional fees. Salaries and related benefits declined $643 thousand or 4.3% due to lower incentives and employee attrition. Loan expense decreased $210 thousand due to lower fees waived on charged off loans and lower appraisal fees. Amortization of identifiable intangibles decreased $183 thousand as assets are amortized on a declining balance method. Professional fees decreased $132 thousand due to lower legal fees relating to nonperforming assets.

In the first quarter of 2013, noninterest expense increased $444 thousand compared with the fourth quarter of 2012. Salaries and related benefits increased $848 thousand primarily due to higher payroll taxes and other employee benefits. Professional fees declined $126 thousand due to lower legal fees associated with nonperforming assets.

Provision for Income Tax

During the first quarter of 2013, the Company recorded income tax provision (FTE) of $9.4 million, compared with $12.5 million and $10.3 million for the first and fourth quarters of 2012, respectively. The current quarter provision represents an effective tax rate (FTE) of 35.2%, compared with 37.4% and 35.0% for the first and fourth quarters of 2012, respectively. The decline in the effective tax rate from the first quarter 2012 to both the fourth quarter 2012 and first quarter 2013 is attributable to tax-exempt income elements representing a greater proportion of pre-tax book income. The Company earns interest on municipal loans and investment securities which are federally tax-exempt and recognizes life insurance policy benefits which are exempt from federal and state taxes; on a combined basis, these tax-exempt items equaled 34%, 38% and 42% of pre-tax book income for the first quarter 2012, fourth quarter 2012, and first quarter 2013, respectively.

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

Nonperforming Assets
	At March 31,		At December 31,
	2013	2012	2012
	(In thousands)
Originated:
Nonperforming nonaccrual loans	$7,005	$9,976	$10,016
Performing nonaccrual loans	1,154	6,374	1,759
Total nonaccrual loans	8,159	16,350	11,775
Accruing loans 90 or more days past due	305	359	455
Total nonperforming loans	8,464	16,709	12,230
Other real estate owned	7,691	13,624	9,295
Total nonperforming assets	$16,155	$30,333	$21,525

Purchased covered:
Nonperforming nonaccrual loans	$9,578	$4,510	$11,698
Performing nonaccrual loans	2,299	2,165	1,323
Total nonaccrual loans	11,877	6,675	13,021
Accruing loans 90 or more days past due	88	520	155
Total nonperforming loans	11,965	7,195	13,176
Other real estate owned	13,713	15,810	13,691
Total nonperforming assets	$25,678	$23,005	$26,867

Purchased non-covered:
Nonperforming nonaccrual loans	$6,052	$13,948	$7,038
Performing nonaccrual loans	3,060	7,056	461
Total nonaccrual loans	9,112	21,004	7,499
Accruing loans 90 or more days past due	-	-	4
Total nonperforming loans	9,112	21,004	7,503
Other real estate owned	1,980	6,543	3,366
Total nonperforming assets	$11,092	$27,547	$10,869

The Bank’s commercial loan customers are primarily small businesses and professionals. As a result, average loan balances are relatively small, providing risk diversification within the overall loan portfolio. At March 31, 2013, the Bank’s nonaccrual loans reflected this diversification: nonaccrual originated loans with a carrying value totaling $8 million comprised twenty borrowers, nonaccrual purchased covered loans with a carrying value totaling $12 million comprised fifteen borrowers, and nonaccrual purchased non-covered loans with a carrying value totaling $9 million comprised fourteen borrowers.

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

Purchased Covered Assets
	At March 31,		At December 31,	February 6,
	2013	2012	2012	2009
	(In thousands)

Non-residential assets	$363,940	$511,536	$384,285	$1,298,526
Residential assets	23,534	30,909	25,570	40,955
Total indemnified assets	387,474	542,445	409,855	1,339,481
Credit risk discount	(22,660)	(37,503)	(26,128)	(161,203)
Other adjustments	1,933	1,971	2,247	5,407
Carrying value of covered assets	$366,747	$506,913	$385,974	$1,183,685

Comprised of:
Purchased covered loans	$353,034	$491,103	$372,283	$1,174,353
Covered other real estate owned	13,713	15,810	13,691	9,332
Carrying value of covered assets	$366,747	$506,913	$385,974	$1,183,685

Aggregate indemnified losses from February 6, 2009 through March 31, 2013 have been $135 million, which includes principal losses, loss in value of other real estate owned, loss on sale of other real estate owned, and reimbursement of incurred collection and asset management expenses such as legal fees, property taxes, appraisals and other customary expenses. Purchased covered asset principal losses have been primarily offset against the estimated credit risk discount, although some losses exceeding the purchase date estimated credit risk discount have been provided for and charged-off against the allowance for credit losses.

Purchased covered assets are evaluated for risk classification without regard to FDIC indemnification such that Management can identify purchased covered assets with potential payment problems and devote appropriate credit administration practices to maximize collections. Classified purchased covered assets without regard to FDIC indemnification totaled $123 million, $139 million and $122 million at March 31, 2013, March 31, 2012 and December 31, 2012, respectively.

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

Allowance for Credit Losses

The Company’s allowance for credit losses represents Management’s estimate of credit losses inherent in the loan portfolio. In evaluating credit risk for loans, Management measures loss potential of the carrying value of loans. As described above, payments received on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Further, the carrying value of purchased loans includes fair value discounts assigned at the time of purchase under the provisions of FASB ASC 805, Business Combinations, and FASB ASC 310-30, Loans or Debt Securities Acquired with Deteriorated Credit Quality. The allowance for credit losses represents Management’s estimate of credit losses in excess of these reductions to the carrying value of loans within the loan portfolio.

The following table summarizes the allowance for credit losses, chargeoffs and recoveries of the Company for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2013	2012	2012
	(In thousands)
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$32,927	$35,290	$33,659
Provision for loan losses	2,800	2,800	2,800
Provision for unfunded commitments	-	-	-
Loans charged off
Commercial	(1,902)	(862)	(3,228)
Commercial real estate	(113)	(948)	(86)
Real estate construction	-	-	(126)
Real estate residential	(87)	(870)	-
Consumer	(1,308)	(1,653)	(1,382)
Purchased covered loans	(359)	(365)	(230)
Purchased non-covered loans	-	-	450
Total chargeoffs	(3,769)	(4,698)	(4,602)
Recoveries of loans previously charged off
Commercial	462	389	200
Commercial real estate	21	-	25
Real estate construction	-	2	-
Consumer	601	779	755
Purchased covered loans	5	14	90
Total recoveries	1,089	1,184	1,070
Net loan (losses)	(2,680)	(3,514)	(3,532)
Balance, end of period	$33,047	$34,576	$32,927
Components:
Allowance for loan losses	$30,354	$31,883	$30,234
Liability for off-balance sheet credit exposure	2,693	2,693	2,693
Allowance for credit losses	$33,047	$34,576	$32,927
Net loan (losses) recoveries:
Originated loans	$(2,326)	$(3,163)	$(3,842)
Purchased covered loans	(354)	(351)	(140)
Purchased non-covered loans	-	-	450
Net loan losses (recoveries) as a percentage of average loans:
Originated loans	0.57%	0.69%	0.91%
Purchased covered loans	0.39%	0.28%	0.14%
Purchased non-covered loans	-%	-%	(2.31%)

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The external factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of March 31, 2013 are: economic and business conditions $1.1 million, external competitive issues $800 thousand, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $800 thousand, adequacy of lending Management and staff $800 thousand, loan policies and procedures $800 thousand, purchased loans $568 thousand, concentrations of credit $800 thousand, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.

	Allowance for Credit Losses For the Three Months Ended March 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,445	$10,063	$484	$380	$3,194	$-	$1,005	$8,663	$30,234
Additions:
Provision	531	994	(4)	246	281	-	87	665	2,800
Deductions:
Chargeoffs	(1,902)	(113)	-	(87)	(1,308)	-	(359)	-	(3,769)
Recoveries	462	21	-	-	601	-	5	-	1,089
Net loan losses	(1,440)	(92)	-	(87)	(707)	-	(354)	-	(2,680)
Balance at end of period	5,536	10,965	480	539	2,768	-	738	9,328	30,354
Liability for off-balance sheet credit exposure	1,663	3	-	-	453	-	-	574	2,693
Total allowance for credit losses	$7,199	$10,968	$480	$539	$3,221	$-	$738	$9,902	$33,047

	Recorded Investment in Loans Evaluated for Impairment At March 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$886	$584	$-	$-	$100	$-	$723	$-	$2,293
Collectively evaluated for impairment	6,313	10,384	480	539	3,121	-	15	9,902	30,754
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$7,199	$10,968	$480	$539	$3,221	$-	$738	$9,902	$33,047
Carrying value of loans:
Individually evaluated for impairment	$2,171	$3,319	$-	$-	$-	$5,196	$16,086	$-	$26,772
Collectively evaluated for impairment	316,331	621,866	7,920	213,919	447,870	59,348	329,367	-	1,996,621
Purchased loans with evidence of credit deterioration	-	-	-	-	-	5,960	7,581	-	13,541
Total	$318,502	$625,185	$7,920	$213,919	$447,870	$70,504	$353,034	$-	$2,036,934

Management considers the $33.0 million allowance for credit losses to be adequate as a reserve against credit losses inherent in the loan portfolio as of March 31, 2013.

See Note 4 to the unaudited consolidated financial statements for additional information related to the loan portfolio, loan portfolio credit risk, and allowance for credit losses.

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

The Federal Open Market Committee’s March 20, 2013 press release stated ”the Committee decided to keep the target range for the federal funds rate at 0 to 1/4 percent and currently anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6-1/2 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the Committee’s 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored. In determining how long to maintain a highly accommodative stance of monetary policy, the Committee will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. When the Committee decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2 percent”. In this context, Management’s most likely earnings forecast for the twelve months ending March 31, 2014 assumes market interest rates remain relatively stable and yields on newly originated or refinanced loans and on purchased investment securities will reflect current interest rates, which are lower than yields on the Company’s older dated loans and investment securities.

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

The Company’s asset and liability position ranged from “neutral” to slightly “liability sensitive” at March 31, 2013, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. A “neutral” position results in similar amounts of change in interest income and interest expense resulting from application of assumed interest rate changes. A slightly “liability sensitive” position results in a slightly larger change in interest expense than in interest income resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management’s interest rate risk management is currently biased toward stable interest rates in the near-term, and ultimately, rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

Liquidity and Funding

The objective of liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Company's operations and meet obligations and other commitments on a timely basis and at a reasonable cost. The Company achieves this objective through the selection of asset and liability maturity mixes that it believes best meet its needs. The Company's liquidity position is enhanced by its ability to raise additional funds as needed in the wholesale markets.

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97 percent and 96 percent of funding for average total assets in the first quarter 2013 and the year 2012, respectively. The stability of the Company’s funding from customer deposits is reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

Effective December 31, 2010, the Dodd-Frank Act required unlimited FDIC deposit insurance on all non-interest bearing transaction accounts and mandated participation by all member banks. This requirement and mandate expired on December 31, 2012, at which time unlimited FDIC insurance on non-interest bearing transaction accounts came to an end. Upon expiration, the standard maximum FDIC insurance coverage returned to $250,000 for non-interest bearing transaction accounts. The change in deposit insurance did not have a significant impact to the Company's deposit levels.

During 2012 and the first quarter of 2013, non-deposit funding has been obtained through short-term borrowings, a term repurchase agreement, Federal Home Loan Bank advances, and long-term debt financing. These non-deposit sources of funds comprise a modest portion of total funding.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $2.1 billion in total investment securities at March 31, 2013. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At March 31, 2013, such collateral requirements totaled approximately $872 million.

Westamerica Bancorporation ("Parent Company") is a separate entity apart from Westamerica Bank (“Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. The $15 million note issued by the Parent Company, as described in Note 8 to the unaudited consolidated financial statements, matures October 31, 2013. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees. The Bank’s dividends paid to the Parent Company provided adequate cash flow for the Parent Company in the first quarter 2013 and first quarter 2012 to pay shareholder dividends of $10 million in each respective period, and retire common stock in the amount of $15 million and $11 million, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes that regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Liquidity risk can result from the mismatching of asset and liability cash flows, or from disruptions in the financial markets. The Company performs liquidity stress tests on a periodic basis to evaluate the sustainability of its liquidity. Under the stress testing, the Company assumes outflows of funds increase beyond expected levels. Measurement of such heightened outflows considers the composition of the Company’s deposit base, including any concentration of deposits, non-deposit funding such as short-term borrowings and Federal Home Loan Bank advances, and unfunded lending commitments. The Company evaluates its stock of highly liquid assets to meet the assumed higher levels of outflows. Highly liquid assets include cash and amounts due from other banks from daily transaction settlements, reduced by branch cash needs and Federal Reserve Bank reserve requirements, and investment securities based on regulatory risk-weighting guidelines. Based on the results of the most recent liquidity stress test, Management is satisfied with the liquidity condition of the Bank and the Company. However, no assurance can be given the Bank or Company will not experience a period of reduced liquidity.

Capital Resources

The Company has historically generated relatively high levels of earnings, which provides a means of raising capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 12.9% (annualized) in the first quarter of 2013, 14.9% in 2012 and 16.1% in 2011. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options totaled $6.2 million in the first quarter of 2013, $7.6 million in 2012 and $14.4 million in 2011.

The Company paid common dividends totaling $10.1 million in the first quarter of 2013, $41.0 million in 2012 and $41.7 million in 2011, which represent dividends per common share of $0.37, $1.48 and $1.45, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to provide returns to shareholders. The Company repurchased and retired 347 thousand shares valued at $15.4 million in the first quarter of 2013, 1.1 million shares valued at $51.5 million in 2012 and 1.3 million shares valued at $60.5 million in 2011.

The Company's ratio of equity to total assets was 11.44% at March 31, 2013 compared to 11.31% at December 31, 2012.

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

[The remainder of this page intentionally left blank]

Capital to Risk-Adjusted Assets

The following summarizes the ratios of regulatory capital to risk-adjusted assets for the Company on the dates indicated:

				Minimum	Well-capitalized
	At March 31,		At December 31,	Regulatory	by Regulatory
	2013	2012	2012	Requirement	Definition

Tier I Capital	14.71%	14.83%	15.06%	4.00%	6.00%
Total Capital	15.99%	16.09%	16.33%	8.00%	10.00%
Leverage ratio	8.56%	8.36%	8.56%	4.00%	5.00%

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

				Minimum	Well-capitalized
	At March 31,		At December 31,	Regulatory	by Regulatory
	2013	2012	2012	Requirement	Definition

Tier I Capital	13.57%	14.13%	14.14%	4.00%	6.00%
Total Capital	15.07%	15.62%	15.62%	8.00%	10.00%
Leverage ratio	7.85%	7.92%	7.99%	4.00%	5.00%

FDIC-covered assets are generally included in the 20% risk-weighted category due to loss-sharing agreements, under which loss reimbursement expires on February 6, 2019 as to the residential real estate covered assets and on February 6, 2014 as to non-residential real estate covered assets. Subsequent to such dates, previously FDIC-indemnified assets will generally be included in the 100% risk-weight category.

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

Under the proposals, any bank subject to the rules which is unable to maintain its “capital conservation buffer” will be restricted in the payment of discretionary executive compensation and shareholder distributions, as an example dividends and share repurchases. The proposals have phase-in schedules for the various provisions; the higher minimum capital requirements are fully phased-in by January 1, 2015 and the “capital conservation buffer” and changed risk-weightings are fully phased-in by January 1, 2019. The proposals have not been amended or finalized as of March 31, 2013.

These proposals do not supersede the Federal Deposit Insurance Corporation Improvement Act (FDICIA) requiring federal banking agencies to take prompt corrective action (PCA) to resolve problems of insured depository institutions. The proposals would revise the PCA thresholds to incorporate the proposed regulatory capital minimums, including the newly proposed “common equity tier 1” ratios.

Management has evaluated the capital structure and assets for the Company and the Bank as of March 31, 2013 assuming (1) the Federal Reserve’s proposed rules were currently fully phased-in and (2) the FDIC indemnification of the Bank’s purchased covered assets had expired, causing an increase in risk-weightings on such assets. Based on this evaluation, the Company and the Bank currently maintain capital in excess of all the proposed regulatory ratios, as follows:

	Proposed Minimum Capital Requirement	"Well-capitalized" Under PCA Proposal	Proposed Minimum Plus "Capital Conservation Buffer"	Proforma Measurements as of March 31, 2013 Assuming New Proposals Fully Phased-in and Covered Asset Indemnification Expired
				Company	Bank
Capital Measurement:
Leverage	4.00%	5.00%	4.00%	8.84%	8.12%
Common Equity Tier 1	4.50%	6.50%	7.00%	13.77%	12.71%
Tier I Capital	6.00%	8.00%	8.50%	13.77%	12.71%
Total Capital	8.00%	10.00%	10.50%	14.84%	13.79%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2013.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s Form 10-K as of December 31, 2012 includes detailed disclosure about the risks faced by the Company’s business; such risks have not materially changed since the Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.
(b) None
(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended March 31, 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
(In thousands, except per share data)
January 1 through January 31	124	$44.19	124	1,364
February 1 through February 28	129	44.36	129	1,235
March 1 through March 31	94	45.00	94	1,141
Total	347	$44.47	347	1,141

* Includes 5 thousand, 8 thousand and 6 thousand shares purchased in January, February and March, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the first quarter of 2013 pursuant to a program approved by the Board of Directors on July 26, 2012, authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2013.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Submission of Matters to a Vote of Security Holders

Proxies for the Annual Meeting of shareholders held on April 25, 2013, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 23,442,021 shares of the Common Stock of the Company, out of 27,159,429 shares outstanding on the February 25, 2013 record date, were present, in person or by proxy, at the meeting. The following matters were submitted to a vote of the shareholders:

1.	Election of Directors:

Nominee	For	Withheld	Non-Votes	Uncast
Etta Allen	19,569,357	122,910	3,749,754	0
Louis E. Bartolini	19,493,679	198,588	3,749,754	0
E. Joseph Bowler	19,611,586	80,681	3,749,754	0
Arthur C. Latno, Jr.	16,932,960	2,759,307	3,749,754	0
Patrick D. Lynch	19,493,387	198,880	3,749,754	0
Catherine C. MacMillan	19,577,750	114,517	3,749,754	0
Ronald A. Nelson	19,578,103	114,164	3,749,754	0
David L. Payne	19,418,539	273,728	3,749,754	0
Edward B. Sylvester	19,536,893	155,374	3,749,754	0

2.	Approval of a Non-Binding Advisory Vote on Executive Compensation

For	Against	Abstain	Non-Votes	Uncast
19,254,408	167,020	270,839	3,749,754	0

3.	Approval of Selection of KPMG as Company’s Independent Auditors for Fiscal Year 2013

For	Against	Abstain	Non-Votes	Uncast
23,216,067	61,547	164,407	0	0

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

Date: May 1, 2013

EXHIBIT INDEX

Exhibit 31.1:  Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:  Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101:  Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (ii) Consolidated Balance Sheets at March 31, 2013, and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and (vi) Notes to the unaudited Consolidated Financial Statements.