Form 10-Q
period 2013-06-30
WESTAMERICA BANCORPORATION
filed 2013-08-01
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission file number: 001-9383
WESTAMERICA BANCORPORATION
(Exact Name of Registrant as Specified in Its Charter)

CALIFORNIA	94-2156203
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [x]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]	No [x]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of July 23, 2013

Common Stock, No Par Value	26,771,525

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

PART I - FINANCIAL INFORMATION
Item 1      Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	At June 30,	At December 31,
	2013	2012
	(In thousands)
Assets:
Cash and due from banks	$384,276	$491,382
Investment securities available for sale	1,004,888	825,636
Investment securities held to maturity, with fair values of: $1,124,946 at June 30, 2013 and $1,184,557 at December 31, 2012	1,134,615	1,156,041
Purchased covered loans	324,976	372,283
Purchased non-covered loans	61,062	74,891
Originated loans	1,553,303	1,664,183
Allowance for loan losses	(30,926)	(30,234)
Total loans	1,908,415	2,081,123
Non-covered other real estate owned	8,957	12,661
Covered other real estate owned	10,480	13,691
Premises and equipment, net	38,267	38,639
Identifiable intangibles, net	20,877	23,261
Goodwill	121,673	121,673
Other assets	181,460	188,086
Total Assets	$4,813,908	$4,952,193

Liabilities:
Noninterest bearing deposits	$1,644,151	$1,676,071
Interest bearing deposits	2,457,243	2,556,421
Total deposits	4,101,394	4,232,492
Short-term borrowed funds	66,640	53,687
Federal Home Loan Bank advances	25,687	25,799
Term repurchase agreement	10,000	10,000
Debt financing	15,000	15,000
Other liabilities	50,565	55,113
Total Liabilities	4,269,286	4,392,091

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,769 at June 30, 2013 and 27,213 at December 31, 2012	371,498	372,012
Deferred compensation	2,711	3,101
Accumulated other comprehensive income	4,524	14,625
Retained earnings	165,889	170,364
Total Shareholders' Equity	544,622	560,102
Total Liabilities and Shareholders' Equity	$4,813,908	$4,952,193

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the Three Months		For the Six Months
	Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$26,180	$33,745	$53,579	$69,401
Investment securities available for sale	5,532	4,938	10,868	9,726
Investment securities held to maturity	7,557	8,218	15,287	16,072
Total Interest and Fee Income	39,269	46,901	79,734	95,199
Interest Expense:
Deposits	847	1,107	1,746	2,294
Short-term borrowed funds	26	21	37	48
Term repurchase agreement	25	24	49	49
Federal Home Loan Bank advances	120	119	238	239
Debt financing	201	201	401	401
Total Interest Expense	1,219	1,472	2,471	3,031
Net Interest Income	38,050	45,429	77,263	92,168
Provision for Loan Losses	1,800	2,800	4,600	5,600
Net Interest Income After Provision For Loan Losses	36,250	42,629	72,663	86,568
Noninterest Income:
Service charges on deposit accounts	6,452	7,027	12,994	14,122
Merchant processing services	2,413	2,529	4,822	4,922
Debit card fees	1,478	1,345	2,836	2,508
ATM processing fees	721	932	1,426	1,865
Trust fees	585	497	1,153	986
Financial services commissions	284	194	464	365
Loss on sale of securities	-	(1,287)	-	(1,287)
Other	2,351	2,296	4,867	4,721
Total Noninterest Income	14,284	13,533	28,562	28,202
Noninterest Expense:
Salaries and related benefits	14,064	14,494	28,467	29,540
Occupancy	3,638	3,775	7,524	7,709
Outsourced data processing services	2,140	2,078	4,297	4,161
Amortization of identifiable intangibles	1,165	1,339	2,384	2,741
Furniture and equipment	1,021	1,041	1,901	1,892
Professional fees	745	902	1,380	1,669
Courier service	737	793	1,478	1,578
Other real estate owned	278	3	612	233
Other	4,404	4,924	8,826	9,860
Total Noninterest Expense	28,192	29,349	56,869	59,383
Income Before Income Taxes	22,342	26,813	44,356	55,387
Provision for income taxes	5,230	5,849	9,973	13,418
Net Income	$17,112	$20,964	$34,383	$41,969

Average Common Shares Outstanding	26,890	27,744	27,017	27,897
Diluted Average Common Shares Outstanding	26,898	27,790	27,027	27,951
Per Common Share Data:
Basic earnings	$0.64	$0.76	$1.27	$1.50
Diluted earnings	0.64	0.75	1.27	1.50
Dividends paid	0.37	0.37	0.74	0.74

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)
	For the Three Months		For the Six Months
	Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net Income	$17,112	$20,964	$34,383	$41,969
Other comprehensive (loss) income:
(Decrease) increase in net unrealized gains on securities available for sale	(18,733)	1,451	(17,461)	2,835
Deferred tax benefit (expense)	7,876	(610)	7,342	(1,192)
(Decrease) increase in net unrealized gains on securities available for sale, net of tax	(10,857)	841	(10,119)	1,643
Post-retirement benefit transition obligation amortization	15	15	30	30
Deferred tax expense	(6)	(6)	(12)	(12)
Post-retirement benefit transition obligation amortization, net of tax	9	9	18	18
Total Other Comprehensive (Loss) Income	(10,848)	850	(10,101)	1,661
Total Comprehensive Income	$6,264	$21,814	$24,282	$43,630

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)
	Common Shares Outstanding	Common Stock	Accumulated Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2011	28,150	$377,775	$3,060	$11,369	$166,437	$558,641
Net income for the period					41,969	41,969
Other comprehensive income				1,661		1,661
Exercise of stock options	25	1,030				1,030
Tax benefit increase upon exercise of stock options		2				2
Restricted stock activity	11	482	41			523
Stock based compensation		805				805
Stock awarded to employees	1	63				63
Purchase and retirement of stock	(566)	(7,526)			(18,555)	(26,081)
Dividends					(20,687)	(20,687)
Balance, June 30, 2012	27,621	$372,631	$3,101	$13,030	$169,164	$557,926

Balance, December 31, 2012	27,213	$372,012	$3,101	$14,625	$170,364	$560,102
Net income for the period					34,383	34,383
Other comprehensive loss				(10,101)		(10,101)
Exercise of stock options	157	6,414				6,414
Tax benefit decrease upon exercise of stock options		(201)				(201)
Restricted stock activity	15	1,068	(390)			678
Stock based compensation		730				730
Stock awarded to employees	1	61				61
Purchase and retirement of stock	(617)	(8,586)			(18,807)	(27,393)
Dividends					(20,051)	(20,051)
Balance, June 30, 2013	26,769	$371,498	$2,711	$4,524	$165,889	$544,622

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2013	2012
	(In thousands)
Operating Activities:
Net income	$34,383	$41,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,032	7,037
Loan loss provision	4,600	5,600
Net amortization of deferred loan fees	(202)	(303)
Decrease in interest income receivable	88	1,004
Increase in net deferred tax asset	(2,644)	(6,275)
Decrease (increase) in other assets	8,174	(3,386)
Stock option compensation expense	730	805
Tax benefit decrease (increase) upon exercise of stock options	201	(2)
Increase (decrease) in income taxes payable	30	(1,186)
Increase (decrease) in interest expense payable	9	(129)
(Decrease) increase in other liabilities	(5,482)	2,160
Loss on sale of securities available for sale	-	1,287
Gain on sale of other assets	(548)	(256)
Net loss on sale of premises and equipment	9	1
Originations of mortgage loans for resale	(240)	(27)
Proceeds from sale of mortgage loans originated for resale	241	28
Net gain on sale of foreclosed assets	(556)	(2,041)
Writedown of foreclosed assets	1,062	1,925
Net Cash Provided by Operating Activities	48,887	48,211

Investing Activities:
Net repayments of loans	167,500	194,740
Proceeds from FDIC1 loss-sharing indemnification	4,039	20,259
Purchases of investment securities available for sale	(275,460)	(137,378)
Proceeds from sale/maturity/calls of securities available for sale	77,558	70,249
Purchases of investment securities held to maturity	(87,643)	(405,281)
Proceeds from maturity/calls of securities held to maturity	107,428	106,080
Purchases of premises and equipment	(1,110)	(2,637)
Net change in FRB2/FHLB3 securities	1,488	895
Proceeds from sale of foreclosed assets	9,401	16,632
Net Cash Provided by (Used in) Investing Activities	3,201	(136,441)

Financing Activities:
Net change in deposits	(130,915)	(41,048)
Net change in short-term borrowings and FHLB3 advances	12,952	(34,106)
Exercise of stock options	6,414	1,030
Tax benefit (decrease) increase upon exercise of stock options	(201)	2
Retirement of common stock including repurchases	(27,393)	(26,081)
Common stock dividends paid	(20,051)	(20,687)
Net Cash Used in Financing Activities	(159,194)	(120,890)
Net Change In Cash and Due from Banks	(107,106)	(209,120)
Cash and Due from Banks at Beginning of Period	491,382	530,045
Cash and Due from Banks at End of Period	$384,276	$320,925

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$3,932	$4,108
Supplemental disclosure of cash flow activities:
Interest paid for the period	2,722	3,602
Income tax payments for the period	12,779	21,631

See accompanying notes to unaudited consolidated financial statements.
1 Federal Deposit Insurance Corporation ("FDIC")
2 Federal Reserve Bank ("FRB")
3 Federal Home Loan Bank ("FHLB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 3:  Investment Securities

The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follows:

	Investment Securities Available for Sale At June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,511	$23	$-	$3,534
Securities of U.S. Government sponsored entities	38,699	49	(367)	38,381
Residential mortgage-backed securities	39,532	2,089	(11)	41,610
Commercial mortgage-backed securities	3,716	73	-	3,789
Obligations of States and political subdivisions	191,367	7,338	(278)	198,427
Residential collateralized mortgage obligations	285,670	918	(8,790)	277,798
Asset-backed securities	15,328	-	(125)	15,203
FHLMC (1) and FNMA (2) stock	824	7,204	-	8,028
Corporate securities	416,108	2,279	(3,074)	415,313
Other securities	2,049	888	(132)	2,805
Total	$996,804	$20,861	$(12,777)	$1,004,888

(1) Federal Home Loan Mortgage Corporation
(2) Federal National Mortgage Association

The amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follows:

	Investment Securities Held to Maturity At June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$2,256	$10	$-	$2,266
Residential mortgage-backed securities	64,404	986	(488)	64,902
Obligations of States and political subdivisions	723,096	9,146	(18,155)	714,087
Residential collateralized mortgage obligations	344,859	1,459	(2,627)	343,691
Total	$1,134,615	$11,601	$(21,270)	$1,124,946

The amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follows:

	Investment Securities Available for Sale At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,520	$38	$-	$3,558
Securities of U.S. Government sponsored entities	49,335	207	(17)	49,525
Residential mortgage-backed securities	53,078	3,855	(1)	56,932
Commercial mortgage-backed securities	4,076	69	-	4,145
Obligations of States and political subdivisions	200,769	14,730	(252)	215,247
Residential collateralized mortgage obligations	219,613	1,786	(294)	221,105
Asset-backed securities	16,130	18	(143)	16,005
FHLMC and FNMA stock	824	2,061	(5)	2,880
Corporate securities	250,655	3,009	(826)	252,838
Other securities	2,091	1,370	(60)	3,401
Total	$800,091	$27,143	$(1,598)	$825,636

The amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follows:

	Investment Securities Held to Maturity At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$3,232	$43	$-	$3,275
Residential mortgage-backed securities	72,807	2,090	(10)	74,887
Obligations of States and political subdivisions	680,802	23,004	(1,235)	702,571
Residential collateralized mortgage obligations	399,200	5,185	(561)	403,824
Total	$1,156,041	$30,322	$(1,806)	$1,184,557

The amortized cost and fair value of investment securities by contractual maturity are shown in the following tables at the dates indicated:

	At June 30, 2013
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$69,203	$69,604	$11,182	$11,441
Over 1 to 5 years	426,099	425,485	162,937	166,079
Over 5 to 10 years	71,015	72,718	282,150	281,073
Over 10 years	98,696	103,051	269,083	257,760
Subtotal	665,013	670,858	725,352	716,353
Mortgage-backed securities and residential collateralized mortgage obligations	328,918	323,197	409,263	408,593
Other securities	2,873	10,833	-	-
Total	$996,804	$1,004,888	$1,134,615	$1,124,946

	At December 31, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$40,380	$40,686	$10,265	$10,496
Over 1 to 5 years	309,293	312,480	167,162	171,769
Over 5 to 10 years	59,817	63,540	227,603	236,608
Over 10 years	110,919	120,467	279,004	286,973
Subtotal	520,409	537,173	684,034	705,846
Mortgage-backed securities and residential collateralized mortgage obligations	276,767	282,182	472,007	478,711
Other securities	2,915	6,281	-	-
Total	$800,091	$825,636	$1,156,041	$1,184,557

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At June 30, 2013 and December 31, 2012, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale At June 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$24,507	$(367)	$-	$-	$24,507	$(367)
Residential mortgage-backed securities	18	-	868	(11)	886	(11)
Obligations of States and political subdivisions	9,893	(141)	5,756	(137)	15,649	(278)
Residential collateralized mortgage obligations	250,865	(8,790)	1	-	250,866	(8,790)
Asset-backed securities	10,108	(10)	5,095	(115)	15,203	(125)
Corporate securities	218,697	(2,715)	32,548	(359)	251,245	(3,074)
Other securities	-	-	1,868	(132)	1,868	(132)
Total	$514,088	$(12,023)	$46,136	$(754)	$560,224	$(12,777)

An analysis of gross unrealized losses of investment securities held to maturity follows:

	Investment Securities Held to Maturity At June 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Residential mortgage-backed securities	$33,116	$(360)	$7,561	$(128)	$40,677	$(488)
Obligations of States and political subdivisions	338,807	(17,765)	9,307	(390)	348,114	(18,155)
Residential collateralized mortgage obligations	208,216	(2,360)	16,418	(267)	224,634	(2,627)
Total	$580,139	$(20,485)	$33,286	$(785)	$613,425	$(21,270)

The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments particularly interest rates which rose between December 31, 2012 and June 30, 2013, causing bond prices to decline. The Company evaluates securities on a quarterly basis including changes in security ratings issued by ratings agencies, changes in the financial condition of the issuer, and, for mortgage-related and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure, and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2013.

The fair values of the investment securities could decline in the future if the general economy deteriorates, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of June 30, 2013, $815,646 thousand of investment securities were pledged to secure public deposits, short-term borrowed funds, and term repurchase agreements, compared to $850,421 thousand at December 31, 2012.

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

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	For the Three Months		For the Six Months
	Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Taxable:
Mortgage related securities	$3,371	$3,713	$6,933	$7,076
Other	2,220	1,635	4,192	2,962
Total taxable	5,591	5,348	11,125	10,038
Tax-exempt	7,498	7,808	15,030	15,760
Total interest income from investment securities	$13,089	$13,156	$26,155	$25,798

Note 4: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following table.

	At June 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$309,621	$614,005	$8,015	$195,322	$426,340	$1,553,303
Purchased covered loans:
Impaired	284	6,211	1,649	-	254	8,398
Non impaired	42,386	220,054	4,805	9,280	58,567	335,092
Purchase discount	(5,058)	(11,597)	(99)	(434)	(1,326)	(18,514)
Purchased non-covered loans:
Impaired	660	2,621	-	-	198	3,479
Non impaired	8,170	34,758	1,330	1,015	15,919	61,192
Purchase discount	(876)	(1,002)	-	(262)	(1,469)	(3,609)
Total	$355,187	$865,050	$15,700	$204,921	$498,483	$1,939,341

	At December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$340,116	$632,927	$7,984	$222,458	$460,698	$1,664,183
Purchased covered loans:
Impaired	308	7,585	1,824	-	257	9,974
Non impaired	59,135	247,534	5,462	9,374	66,932	388,437
Purchase discount	(8,459)	(15,140)	(279)	(433)	(1,817)	(26,128)
Purchased non-covered loans:
Impaired	1,261	6,763	-	-	297	8,321
Non impaired	9,840	38,673	1,619	3,110	18,554	71,796
Purchase discount	(870)	(1,748)	(95)	(474)	(2,039)	(5,226)
Total	$401,331	$916,594	$16,515	$234,035	$542,882	$2,111,357

Changes in the carrying amount of impaired purchased covered loans were as follows:

	For the Six Months Ended June 30, 2013	For the Year Ended December 31, 2012
Impaired purchased covered loans	(In thousands)
Carrying amount at the beginning of the period	$7,865	$18,591
Reductions during the period	(605)	(10,726)
Carrying amount at the end of the period	$7,260	$7,865

Changes in the carrying amount of impaired purchased non-covered loans were as follows:

	For the Six Months Ended June 30, 2013	For the Year Ended December 31, 2012
Impaired purchased non-covered loans	(In thousands)
Carrying amount at the beginning of the period	$6,764	$15,572
Reductions during the period	(4,166)	(8,808)
Carrying amount at the end of the period	$2,598	$6,764

Changes in the accretable yield for purchased loans were as follows:

	For the Six Months Ended June 30, 2013	For the Year Ended December 31, 2012
Accretable yield:	(In thousands)
Balance at the beginning of the period	$4,948	$9,990
Reclassification from nonaccretable difference	8,864	12,121
Accretion	(7,363)	(17,163)
Disposals and other	-	-
Balance at the end of the period	$6,449	$4,948

Accretion	$(7,363)	$(17,163)
Reduction in FDIC indemnification asset	5,759	13,207
(Increase) in interest income	$(1,604)	$(3,956)

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses For the Three Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,536	$10,965	$480	$539	$2,768	$-	$738	$9,328	$30,354
Additions:
Provision	(1,301)	660	(2)	15	225	116	46	2,041	1,800
Deductions:
Chargeoffs	(148)	(427)	-	(22)	(896)	(116)	(517)	-	(2,126)
Recoveries	297	77	-	-	506	-	18	-	898
Net loan recoveries (losses)	149	(350)	-	(22)	(390)	(116)	(499)	-	(1,228)
Balance at end of period	4,384	11,275	478	532	2,603	-	285	11,369	30,926
Liability for off-balance sheet credit exposure	1,698	1	127	-	473	-	-	394	2,693
Total allowance for credit losses	$6,082	$11,276	$605	$532	$3,076	$-	$285	$11,763	$33,619

	Allowance for Credit Losses For the Six Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,445	$10,063	$484	$380	$3,194	$-	$1,005	$8,663	$30,234
Additions:
Provision	(770)	1,653	(6)	261	507	116	133	2,706	4,600
Deductions:
Chargeoffs	(2,050)	(539)	-	(109)	(2,205)	(116)	(876)	-	(5,895)
Recoveries	759	98	-	-	1,107	-	23	-	1,987
Net loan losses	(1,291)	(441)	-	(109)	(1,098)	(116)	(853)	-	(3,908)
Balance at end of period	4,384	11,275	478	532	2,603	-	285	11,369	30,926
Liability for off-balance sheet credit exposure	1,698	1	127	-	473	-	-	394	2,693
Total allowance for credit losses	$6,082	$11,276	$605	$532	$3,076	$-	$285	$11,763	$33,619

	Allowance for Credit Losses For the Three Months Ended June 30, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,814	$11,427	$2,755	$645	$2,825	$-	$139	$7,278	$31,883
Additions:
Provision	1,984	(1,561)	(270)	19	817	25	324	1,462	2,800
Deductions:
Chargeoffs	(2,696)	-	-	(62)	(1,211)	(25)	(247)	-	(4,241)
Recoveries	228	33	196	-	600	-	24	-	1,081
Net loan (losses) recoveries	(2,468)	33	196	(62)	(611)	(25)	(223)	-	(3,160)
Balance at end of period	6,330	9,899	2,681	602	3,031	-	240	8,740	31,523
Liability for off-balance sheet credit exposure	1,644	16	12	-	384	-	-	637	2,693
Total allowance for credit losses	$7,974	$9,915	$2,693	$602	$3,415	$-	$240	$9,377	$34,216

	Allowance for Credit Losses For the Six Months Ended June 30, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,012	$10,611	$2,342	$781	$3,072	$-	$-	$9,779	$32,597
Additions:
Provision	3,259	203	141	753	1,444	25	814	(1,039)	5,600
Deductions:
Chargeoffs	(3,558)	(948)	-	(932)	(2,864)	(25)	(612)	-	(8,939)
Recoveries	617	33	198	-	1,379	-	38	-	2,265
Net loan (losses) recoveries	(2,941)	(915)	198	(932)	(1,485)	(25)	(574)	-	(6,674)
Balance at end of period	6,330	9,899	2,681	602	3,031	-	240	8,740	31,523
Liability for off-balance sheet credit exposure	1,644	16	12	-	384	-	-	637	2,693
Total allowance for credit losses	$7,974	$9,915	$2,693	$602	$3,415	$-	$240	$9,377	$34,216

The recorded investment in loans evaluated for impairment follows:

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At June 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$100	$-	$-	$-	$-	$-	$147	$-	$247
Collectively evaluated for impairment	5,982	11,276	605	532	3,076	-	138	11,763	33,372
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$6,082	$11,276	$605	$532	$3,076	$-	$285	$11,763	$33,619
Carrying value of loans:
Individually evaluated for impairment	$2,496	$4,421	$-	$-	$-	$3,990	$15,169	$-	$26,076
Collectively evaluated for impairment	307,125	609,584	8,015	195,322	426,340	54,474	302,547	-	1,903,407
Purchased loans with evidence of credit deterioration	-	-	-	-	-	2,598	7,260	-	9,858
Total	$309,621	$614,005	$8,015	$195,322	$426,340	$61,062	$324,976	$-	$1,939,341

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$1,865	$134	$-	$-	$-	$-	$753	$-	$2,752
Collectively evaluated for impairment	6,314	9,938	484	380	3,613	-	252	9,194	30,175
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$8,179	$10,072	$484	$380	$3,613	$-	$1,005	$9,194	$32,927
Carrying value of loans:
Individually evaluated for impairment	$5,153	$4,161	$-	$-	$-	$3,029	$16,680	$-	$29,023
Collectively evaluated for impairment	334,963	628,766	7,984	222,458	460,698	65,098	347,738	-	2,067,705
Purchased loans with evidence of credit deterioration	-	-	-	-	-	6,764	7,865	-	14,629
Total	$340,116	$632,927	$7,984	$222,458	$460,698	$74,891	$372,283	$-	$2,111,357

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At June 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$297,214	$568,854	$7,557	$192,790	$424,989	$44,635	$227,835	$1,763,874
Substandard	10,271	45,151	458	2,532	1,137	19,049	115,255	193,853
Doubtful	2,136	-	-	-	8	987	350	3,481
Loss	-	-	-	-	206	-	50	256
Default risk purchase discount	-	-	-	-	-	(3,609)	(18,514)	(22,123)
Total	$309,621	$614,005	$8,015	$195,322	$426,340	$61,062	$324,976	$1,939,341

 (1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$324,452	$599,472	$7,518	$219,655	$459,076	$51,901	$274,976	$1,937,050
Substandard	11,413	33,455	466	2,803	1,158	27,066	122,815	199,176
Doubtful	4,251	-	-	-	46	1,145	470	5,912
Loss	-	-	-	-	418	5	150	573
Default risk purchase discount	-	-	-	-	-	(5,226)	(26,128)	(31,354)
Total	$340,116	$632,927	$7,984	$222,458	$460,698	$74,891	$372,283	$2,111,357

 (1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At June 30, 2013
	Current and Accruing	30-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$304,644	$2,302	$-	$2,675	$309,621
Commercial real estate	593,883	14,275	-	5,847	614,005
Construction	8,015	-	-	-	8,015
Residential real estate	194,348	560	-	414	195,322
Consumer installment & other	422,702	3,397	241	-	426,340
Total originated loans	1,523,592	20,534	241	8,936	1,553,303
Purchased non-covered loans	54,447	1,712	-	4,903	61,062
Purchased covered loans	300,332	7,747	74	16,823	324,976
Total	$1,878,371	$29,993	$315	$30,662	$1,939,341

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2012
	Current and Accruing	30-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$333,474	$1,032	$-	$5,610	$340,116
Commercial real estate	616,276	10,750	-	5,901	632,927
Construction	7,984	-	-	-	7,984
Residential real estate	220,032	2,193	-	233	222,458
Consumer installment & other	455,007	5,205	455	31	460,698
Total originated loans	1,632,773	19,180	455	11,775	1,664,183
Purchased non-covered loans	65,567	1,821	4	7,499	74,891
Purchased covered loans	352,619	6,488	155	13,021	372,283
Total	$2,050,959	$27,489	$614	$32,295	$2,111,357

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Three Months		For the Six Months
	Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$634	$1,104	$1,388	$2,168
Less: Interest income recognized on nonaccrual loans	(203)	(494)	(578)	(1,336)
Total reduction of interest income	$431	$610	$810	$832

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2013 and December 31, 2012.

The following summarizes impaired loans:

	Impaired Loans At June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$9,717	$17,846	$-
Commercial real estate	21,536	24,652	-
Construction	2,935	3,369	-
Residential real estate	414	414	-
Consumer installment and other	521	627	-

Impaired loans with an allowance recorded:
Commercial	1,000	2,173	100
Commercial real estate	3,954	3,954	147

Total:
Commercial	$10,717	$20,019	$100
Commercial real estate	25,490	28,606	147
Construction	2,935	3,369	-
Residential real estate	414	414	-
Consumer installment and other	521	627	-

	Impaired Loans At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$3,100	$9,506	$-
Commercial real estate	24,135	27,972	-
Construction	2,363	2,992	-
Residential real estate	668	668	-
Consumer installment and other	2,328	2,616	-

Impaired loans with an allowance recorded:
Commercial	12,129	13,739	2,588
Commercial real estate	4,038	4,038	164

Total:
Commercial	$15,229	$23,245	$2,588
Commercial real estate	28,173	32,010	164
Construction	2,363	2,992	-
Residential real estate	668	668	-
Consumer installment and other	2,328	2,616	-

Impaired loans may include troubled debt restructured loans. Impaired loans at June 30, 2013, included $8,014 thousand of restructured loans, including $7,358 thousand that were on nonaccrual status. Impaired loans at December 31, 2012, included $6,678 thousand of restructured loans, including $988 thousand that were on nonaccrual status.

	Impaired Loans
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2013		2012		2013		2012
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$11,473	$52	$9,888	$67	$12,601	$106	$9,342	$117
Commercial real estate	27,166	205	30,228	349	27,836	505	31,416	727
Construction	2,397	25	7,552	59	2,254	51	7,981	159
Residential real estate	558	-	1,112	-	621	-	957	-
Consumer installment and other	1,059	8	2,825	8	1,511	15	2,873	26
Total	$42,653	$290	$51,605	$483	$44,823	$677	$52,569	$1,029

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At June 30, 2013
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	4	$1,991	$1,759	$-
Commercial real estate	3	6,295	6,255	147
Total	7	$8,286	$8,014	$147

	Troubled Debt Restructurings At December 31, 2012
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	3	$1,318	$1,196	$797
Commercial real estate	2	5,391	5,482	-
Total	5	$6,709	$6,678	$797

During the three and six months ended June 30, 2013, the Company modified three loans with a total carrying value of $1,010 thousand and four loans with a total carrying value of $3,019 thousand, respectively, that were considered troubled debt restructurings. During the three and six months ended June 30, 2012, the Company modified one loan with a carrying value of $429 thousand and two loans totaling $1,817 thousand, respectively, that were considered troubled debt restructurings. The concessions granted in the four restructurings completed in the first six months of 2013 consisted of modification of payment terms to lower the interest rate and extend the maturity date to allow for deferred principal repayment. The concessions granted in the restructurings completed during the first six months of 2012 largely consisted of modification of payment terms extending the maturity date to allow for deferred principal repayment. During the three and six months ended June 30, 2013, a commercial real estate loan with a carrying value of $3,954 thousand defaulted. During the three and six months ended June 30, 2012, a construction loan with a carrying value of $3,068 thousand defaulted.

The Company pledges loans to secure borrowings from the Federal Home Loan Bank (“FHLB”). The carrying value of the FHLB advances was $25,687 thousand and $25,799 thousand at June 30, 2013 and December 31, 2012, respectively. The loans restricted due to collateral requirements approximate $28,492 thousand and $32,084 thousand at June 30, 2013 and December 31, 2012, respectively. The amount of loans pledged exceeds collateral requirements. The FHLB does not have the right to sell or repledge such loans.

There were no loans held for sale at June 30, 2013 and December 31, 2012.

Note 5: Concentration of Credit Risk

The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments and standby letters of credit related to real estate loans of $69,988 thousand and $69,345 thousand at June 30, 2013 and December 31, 2012, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans at origination.

Note 6: Other Assets

Other assets consisted of the following:

	At June 30, 2013	At December 31, 2012
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Federal Home Loan Bank stock (2)	5,865	7,353
Other investments	376	376
Total cost method equity investments	20,310	21,798
Life insurance cash surrender value	46,056	45,579
Deferred taxes receivable	52,486	42,449
Limited partnership investments	19,219	20,631
Interest receivable	20,186	20,274
FDIC indemnification receivable	8,758	13,847
Prepaid assets	3,180	11,679
Other assets	11,265	11,829
Total other assets	$181,460	$188,086

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

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the six months ended June 30, 2013 and 2012. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the six months ended June 30, 2013 and 2012, no such adjustments were recorded.

The carrying values of goodwill were (in thousands):

June 30, 2013	$121,673
December 31, 2012	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At June 30, 2013		At December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(37,114)	$56,808	$(34,938)
Merchant Draft Processing Intangible	10,300	(9,117)	10,300	(8,909)
Total Identifiable Intangible Assets	$67,108	$(46,231)	$67,108	$(43,847)

As of June 30, 2013, the current year and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
Six months ended June 30, 2013 (actual)	$2,176	$208	$2,384
Estimate for year ended December 31, 2013	4,304	400	4,704
2014	3,946	324	4,270
2015	3,594	262	3,856
2016	3,292	212	3,504
2017	2,913	164	3,077
2018	1,892	29	1,921

Note 8: Deposits and Borrowed Funds

Deposits totaled $4,101,394 thousand at June 30, 2013, compared with $4,232,492 thousand at December 31, 2012. The following table provides additional detail regarding deposits.

	Deposits
	At June 30, 2013	At December 31, 2012
	(In thousands)
Noninterest-bearing	$1,644,151	$1,676,071
Interest-bearing:
Transaction	725,852	748,818
Savings	1,139,110	1,165,032
Time	592,281	642,571
Total deposits	$4,101,394	$4,232,492

Demand deposit overdrafts of $3,033 thousand and $6,307 thousand were included as loan balances at June 30, 2013 and December 31, 2012, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $283 thousand and $587 thousand in the second quarter and first six months of 2013, respectively and $414 thousand and $836 thousand in the second quarter and first six months of 2012, respectively.

Short-term borrowed funds of $66,640 thousand at June 30, 2013 represent securities sold under agreements to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. Securities sold under repurchase agreements are held in the custody of independent securities brokers. The amount of the securities approximates $108,872 thousand at June 30, 2013. The short-term borrowed funds mature on an overnight basis.

FHLB advances with carrying value of $25,687 thousand at June 30, 2013 are secured by $28,492 thousand of residential real estate loans and $9,320 thousand of securities at June 30, 2013. The FHLB advances are due in full upon their maturity dates: $5,000 thousand mature in December 2013 and $20,000 thousand mature in January 2015. The FHLB advances may be paid off prior to such maturity dates subject to prepayment fees.

A term repurchase agreement of $10,000 thousand at June 30, 2013 represents securities sold under an agreement to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. Securities sold under repurchase agreements are held in the custody of independent securities brokers. The carrying amount of the related securities is approximately $14,243 thousand at June 30, 2013. The term repurchase agreement matures in full in August 2014.

The Company has a $35,000 thousand unsecured line of credit which had no outstanding balance at June 30, 2013, and a variable interest rate of 2.0% per annum with interest payable monthly on outstanding advances. Advances may be made up to the unused credit limit under the line of credit through March 19, 2014.

Debt financing of $15,000 thousand is a note issued by Westamerica Bancorporation on October 31, 2003 which matures October 31, 2013. Interest of 5.31% per annum is payable semiannually on April 30 and October 31, with principal due at maturity. The note is subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company believes it is in compliance with all of the covenants required by the note as of June 30, 2013.

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

When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new assumptions used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the six months ended June 30, 2013 and 2012, there were no transfers in or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
Investment securities available for sale:
At June 30, 2013	$1,004,888	$50,880	$954,008	$-
At December 31, 2012	$825,636	$57,424	$768,212	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at June 30, 2013 and December 31, 2012, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At June 30, 2013
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned	$4,909	$-	$4,909	$-	$(822)
Covered other real estate owned	6,035	-	6,035	-	(133)
Originated impaired loans	4,278	-	2,537	1,741	(2,093)
Purchased covered impaired loans	8,911	-	3,421	5,490	(517)
Total assets measured at fair value on a nonrecurring basis	$24,133	$-	$16,902	$7,231	$(3,565)

	At December 31, 2012
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned	$6,618	$-	$6,618	$-	$(1,360)
Covered other real estate owned	7,929	-	7,929	-	(371)
Originated impaired loans	5,197	-	3,097	2,100	(3,158)
Purchased covered impaired loans	6,684	-	2,224	4,460	(83)
Total assets measured at fair value on a nonrecurring basis	$26,428	$-	$19,868	$6,560	$(4,972)

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

Loans  Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $30,926 thousand at June 30, 2013 and $30,234 thousand at December 31, 2012 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $18,514 thousand and $3,609 thousand, respectively at June 30, 2013 and purchased covered and purchased non-covered loans of $26,128 thousand and $5,226 thousand, respectively at December 31, 2012 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

FDIC Indemnification Receivable  The fair value of the FDIC indemnification receivable recorded in Other Assets was estimated by discounting estimated future cash flows using current market rates for financial instruments with similar characteristics.

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

	At June 30, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$384,276	$384,276	$384,276	$-	$-
Investment securities held to maturity	1,134,615	1,124,946	2,266	1,122,680	-
Loans	1,908,415	1,922,777	-	-	1,922,777
Other assets - FDIC indemnification receivable	8,758	8,756	-	-	8,756

Financial Liabilities:
Deposits	$4,101,394	$4,100,948	$-	$3,509,113	$591,835
Short-term borrowed funds	66,640	66,640	-	66,640	-
Federal Home Loan Bank advances	25,687	25,834	25,834	-	-
Term repurchase agreement	10,000	10,096	-	10,096	-
Debt financing	15,000	15,201	-	15,201	-

	At December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$491,382	$491,382	$491,382	$-	$-
Investment securities held to maturity	1,156,041	1,184,557	3,275	1,181,282	-
Loans	2,081,123	2,090,712	-	-	2,090,712
Other assets - FDIC indemnification receivable	13,847	13,834	-	-	13,834

Financial Liabilities:
Deposits	$4,232,492	$4,232,239	$-	$3,589,921	$642,318
Short-term borrowed funds	53,687	53,687	-	53,687	-
Federal Home Loan Bank advances	25,799	26,150	26,150	-	-
Term repurchase agreement	10,000	10,135	-	10,135	-
Debt financing	15,000	15,645	-	15,645	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $334,136 thousand and $339,651 thousand at June 30, 2013 and December 31, 2012, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $32,293 thousand and $32,347 thousand at June 30, 2013 and December 31, 2012, respectively. The Company also had commitments for commercial and similar letters of credit of $344 thousand and $344 thousand at June 30, 2013 and December 31, 2012, respectively.

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

	For the Three Months		For the Six Months
	Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$17,112	$20,964	$34,383	$41,969
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,890	27,744	27,017	27,897
Basic earnings per common share	$0.64	$0.76	$1.27	$1.50
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,890	27,744	27,017	27,897
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	8	46	10	54
Weighted average number of common shares outstanding - diluted (denominator)	26,898	27,790	27,027	27,951
Diluted earnings per common share	$0.64	$0.75	$1.27	$1.50

For the three and six months ended June 30, 2013, options to purchase 2,264 thousand and 2,290 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

For the three and six months ended June 30, 2012, options to purchase 2,072 thousand and 2,035 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months		For the Six Months
	Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)1	$42,628	$50,333	$86,463	$102,032
Provision for Loan Losses	1,800	2,800	4,600	5,600
Noninterest Income
Loss on Sale of Securities	-	(1,287)	-	(1,287)
Other	14,284	14,820	28,562	29,489
Total Noninterest Income	14,284	13,533	28,562	28,202
Noninterest Expense	28,192	29,349	56,869	59,383
Income Before Income Taxes (FTE)1	26,920	31,717	53,556	65,251
Income Tax Provision (FTE)1	9,808	10,753	19,173	23,282
Net Income	$17,112	$20,964	$34,383	$41,969

Average Common Shares Outstanding	26,890	27,744	27,017	27,897
Diluted Average Common Shares Outstanding	26,898	27,790	27,027	27,951
Common Shares Outstanding at Period End	26,769	27,621	26,769	27,621

Per Common Share:
Basic Earnings	$0.64	$0.76	$1.27	$1.50
Diluted Earnings	0.64	0.75	1.27	1.50
Book Value Per Common Share	$20.34	$20.20

Financial Ratios:
Return on Assets	1.42%	1.69%	1.42%	1.69%
Return on Common Equity	12.74%	15.55%	12.84%	15.50%
Net Interest Margin (FTE)1	4.12%	4.89%	4.19%	5.00%
Net Loan Losses to Average Loans:
Originated Loans	0.15%	0.65%	0.37%	0.67%
Purchased Covered Loans	0.59%	0.19%	0.49%	0.23%
Purchased Non-covered Loans	0.71%	0.09%	0.34%	0.04%
Efficiency Ratio2	49.5%	46.0%	49.4%	45.6%

Average Balances:
Assets	$4,840,319	$4,974,619	$4,874,212	$5,002,777
Earning Assets	4,147,096	4,127,699	4,141,510	4,093,985
Originated Loans	1,586,435	1,789,221	1,613,769	1,812,296
Purchased Covered Loans	341,896	478,965	352,802	495,965
Purchased Non-covered Loans	66,030	107,483	69,373	113,493
Deposits	4,132,509	4,227,752	4,165,685	4,240,758
Shareholders' Equity	538,529	542,192	540,192	544,434

Period End Balances:
Assets	$4,813,908	$4,953,130
Earning Assets	4,078,844	4,232,582
Originated Loans	1,553,303	1,751,578
Purchased Covered Loans	324,976	463,251
Purchased Non-covered Loans	61,062	102,390
Deposits	4,101,394	4,208,499
Shareholders' Equity	544,622	557,926

Capital Ratios at Period End:
Total Risk Based Capital	15.98%	15.74%
Tangible Equity to Tangible Assets	8.61%	8.54%

Dividends Paid Per Common Share	$0.37	$0.37	$0.74	$0.74
Common Dividend Payout Ratio	58%	49%	58%	49%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In order to provide stimulus to the economy following the “financial crisis” recession, the Federal Reserve’s Federal Open Market Committee has maintained highly accommodative monetary policies to influence interest rates to low levels. The Company’s principal source of revenue is net interest and fee income, which represents interest earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest bearing liabilities”). The decline in market interest rates following the recession has reduced the spread between interest rates on earning assets and interest bearing liabilities. As a result, the Company’s net interest margin and net interest income have declined. The Company also earns revenue from service charges on deposit accounts, merchant processing services, debit card fees, and other fees (“noninterest income”). Service charges on deposit accounts are subject to laws and regulations; recent regulations and customer activity have caused service charges on deposit accounts to decline in 2012 and the three and six months ended June 30, 2013; however, debit card fees, trust fees and financial services commissions have increased due to higher transaction volumes and the Company’s sales efforts. The Company incurs noninterest expenses to deliver products and services to our customers. Management is focused on controlling noninterest expense levels, particularly due to the recent market interest rate pressure on net interest income.

Westamerica Bancorporation and subsidiaries (the “Company”) reported net income of $17.1 million or $0.64 diluted earnings per common share for the second quarter 2013 and net income of $34.4 million or $1.27 diluted earnings per common share for the six months ended June 30, 2013. These results compare to net income of $21.0 million or $0.75 diluted earnings per common share for the second quarter 2012 and net income of $42.0 million or $1.50 diluted earnings per common share for the six months ended June 30, 2012. The second quarter of 2012 included a $1.3 million loss realized from the sale of a collateralized mortgage obligation bond which decreased net income by $750 thousand and a tax refund from an amended tax return which increased net income by $950 thousand.

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net interest income (FTE)	$42,628	$50,333	$86,463	$102,032
Provision for loan losses	(1,800)	(2,800)	(4,600)	(5,600)
Noninterest income	14,284	13,533	28,562	28,202
Noninterest expense	(28,192)	(29,349)	(56,869)	(59,383)
Income before taxes (FTE)	26,920	31,717	53,556	65,251
Income tax provision (FTE)	(9,808)	(10,753)	(19,173)	(23,282)
Net income	$17,112	$20,964	$34,383	$41,969

Average diluted common shares	26,898	27,790	27,027	27,951
Diluted earnings per common share	$0.64	$0.75	$1.27	$1.50

Average total assets	$4,840,319	$4,974,619	$4,874,212	$5,002,777
Net income to average total assets (annualized)	1.42%	1.69%	1.42%	1.69%
Net income to average common stockholders' equity (annualized)	12.74%	15.55%	12.84%	15.50%

Net income for the second quarter of 2013 was $3.9 million less than the same quarter of 2012, the net result of lower net interest and fee income (fully taxable equivalent or “FTE”), partially offset by higher noninterest income and decreases in loan loss provision, noninterest expense and income tax provision (FTE). A decrease in net interest and fee income (FTE) was mostly attributed to lower average balances of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments, lower average balances of interest-bearing deposits and lower rates paid on interest-bearing deposits. The provision for loan losses was reduced, reflecting Management's evaluation of losses inherent in the loan portfolio; net loan losses and nonperforming loan volumes have declined relative to earlier periods. Noninterest expense decreased $1.2 million primarily due to reduced personnel costs, occupancy expense, professional fees and intangible asset amortization.

Comparing the first half of 2013 to the first half of 2012, net income decreased $7.6 million primarily due to lower net interest and fee income (FTE), partially offset by higher noninterest income and decreases in loan loss provision, noninterest expense and income tax provision (FTE). The lower net interest and fee income (FTE) was primarily caused by a lower average volume of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments, lower average balances of interest-bearing deposits and lower rates paid on interest-bearing deposits. The provision for loan losses was reduced $1.0 million, reflecting Management's evaluation of losses inherent in the loan portfolio; net loan losses and nonperforming loan volumes have declined relative to earlier periods. Noninterest expense decreased $2.5 million primarily due to reduced personnel costs, occupancy expense, professional fees and intangible asset amortization.

Net Interest and Fee Income (FTE)

Following is a summary of the components of net interest and fee income (FTE) for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Interest and fee income	$39,269	$46,901	$79,734	$95,199
Interest expense	(1,219)	(1,472)	(2,471)	(3,031)
FTE adjustment	4,578	4,904	9,200	9,864
Net interest income (FTE)	$42,628	$50,333	$86,463	$102,032

Average earning assets	$4,147,096	$4,127,699	$4,141,510	$4,093,985
Net interest margin (FTE) (annualized)	4.12%	4.89%	4.19%	5.00%

Net interest and fee income (FTE) for the second quarter 2013 decreased $7.7 million compared with the same period in 2012 to $42.6 million, mainly due to lower average balances of loans (down $381 million) and lower yields on interest-earning assets (down 0.80%), partially offset by higher average balances of investments (up $401 million), lower average balances of interest-bearing deposits (down $146 million) and lower rates paid on interest-bearing deposits (down 0.03%).

Comparing the first half of 2013 with the first half of 2012, net interest and fee income (FTE) decreased $15.6 million primarily due to a lower average volume of loans (down $386 million) and lower yields on interest earning assets (down 0.84%), partially offset by higher average balances of investments (up $433 million) and lower average balances of interest-bearing deposits (down $134 million) and lower rates paid on interest-bearing deposits (down 0.03%).

Loan volumes have declined due to problem loan workout activities, particularly with purchased loans, and reduced volumes of loan originations. In Management’s opinion, competitive loan pricing does not currently provide adequate forward earnings potential. As a result, the Company has not currently taken an aggressive posture relative to loan portfolio growth. Management has maintained relatively stable interest-earning asset volumes by increasing investment securities as loan volumes have declined.

Yields on interest-earning assets have declined due to relatively low interest rates prevailing in the market. Management’s response to prevailing economic conditions and competitive loan pricing has been to reduce loan volumes, placing greater reliance on lower-yielding investment securities. Rates on interest-bearing deposits have declined to offset some of the decline in asset yields.

At June 30, 2013, purchased FDIC covered loans represented 17 percent of the Company’s loan portfolio. Under the terms of the FDIC loss-sharing agreements, the FDIC is obligated to reimburse the Bank 80 percent of loan interest income foregone on covered loans. Such reimbursements are limited to the lesser of 90 days contractual interest or actual unpaid contractual interest at the time a principal loss is recognized in respect to the underlying loan. FDIC loss indemnification of covered non-residential assets expires February 6, 2014. For further information, see the Loan Portfolio Credit Risk section of this report.

Interest and Fee Income (FTE)

Interest and fee income (FTE) for the second quarter of 2013 decreased $8.0 million or 15.4% from the same period in 2012. The decrease was caused by lower average balances of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments. The total average balances of loans declined due to decreases in the average balances of commercial real estate loans (down $166 million), taxable commercial loans (down $73 million), consumer loans (down $53 million), residential real estate loans (down $52 million), tax-exempt commercial loans (down $24 million) and construction loans (down $13 million). The average investment portfolio increased largely due to higher average balances of corporate securities (up $228 million), collateralized mortgage obligations and mortgage backed securities (up $201 million) and municipal securities (up $42 million), partially offset by a $67 million decrease in average balances of securities of U.S. government sponsored entities. The average yield on the Company's earning assets decreased from 5.04% in the second quarter 2012 to 4.24% in the corresponding period of 2013. The composite yield on loans declined 0.46% to 5.38% mostly due to lower yields on commercial real estate loans (down 0.49%), consumer loans (down 0.52%), taxable commercial loans (down 0.71%), residential real estate loans (down 0.18%) and tax-exempt loans (down 0.34%), partially offset by higher yields on construction loans (up 4.47%). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. Yields on construction loans increased primarily due to higher delinquent interest received on nonaccrual loans. The investment yields in general declined due to market rates. The investment portfolio yield decreased 0.77% to 3.18% primarily due to lower yields on collateralized mortgage obligations and mortgage backed securities (down 0.90%), municipal securities (down 0.46%) and corporate securities (down 0.45%).

Comparing the first half of 2013 with the first half of 2012, interest and fee income (FTE) was down $16.1 million. The decrease resulted from a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments. The total average balances of loans declined due to decreases in the average balances of commercial real estate loans (down $176 million), taxable commercial loans (down $75 million), consumer loans (down $44 million), residential real estate loans (down $52 million), tax-exempt commercial loans (down $24 million) and construction loans (down $15 million). The average investment portfolio increased largely due to higher average balances of collateralized mortgage obligations and mortgage backed securities (up $255 million), corporate securities (up $208 million) and municipal securities (up $36 million), partially offset by a $65 million decrease in average balances of securities of U.S. government sponsored entities. The average yield on the Company's earning assets decreased from 5.15% in the first half of 2012 to 4.31% in the corresponding period of 2013. The composite yield on loans declined 0.46% to 5.42% mostly due to lower yields on commercial real estate loans (down 0.44%), consumer loans (down 0.67%), taxable commercial loans (down 0.49%), residential real estate loans (down 0.15%) and tax-exempt loans (down 0.16%), partially offset by higher yields on construction loans (up 2.34%). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The yield on construction loans in the first half of 2013 was elevated due to delinquent interest received on nonaccrual loans. The investment yields in general declined due to market rates. The investment portfolio yield for the first half of 2013 decreased 0.84% to 3.25% compared with the same period in 2012 primarily due to lower yields on collateralized mortgage obligations and mortgage backed securities (down 0.98%), municipal securities (down 0.46%) and corporate securities (down 0.37%).

Interest Expense

Interest expense has been reduced by lowering rates paid on interest-bearing deposits and by reducing the volume of higher-cost funding sources. Lower-cost checking and savings deposits accounted for 85.5% of total average deposits in the second quarter 2013 compared with 81.7% in the second quarter 2012. Interest expense in the second quarter of 2013 decreased $253 thousand or 17.2% compared with the same period in 2012 due to lower rates paid on interest-bearing deposits and a shift from higher costing deposits to lower costing deposits. Interest-bearing liabilities declined due to lower average balances of time deposits $100 thousand or more (down $132 million), time deposits less than $100 thousand (down $39 million), preferred money market savings (down $20 million) and customer sweep accounts (down $33 million), partially offset by higher average balances of regular savings (up $29 million) and money market savings (up $13 million). The average rate paid on interest-bearing liabilities was 0.19% in the second quarter of 2013 compared with 0.21% in the second quarter of 2012. Rates on interest-bearing deposits for the second quarter 2013 decreased 0.03% to 0.14% compared with second quarter 2012 primarily due to decreases in rates paid on time deposits less than $100 thousand (down 0.10%) and time deposits $100 thousand or more (down 0.02%).

Comparing the first half of 2013 with the first half of 2012, interest expense declined $559 thousand due to lower average balances of interest-bearing deposits and short-term borrowings, and lower rates paid on interest-bearing deposits. Lower-cost checking and savings deposits accounted for 85.2% of total average deposits in the first half 2013 compared with 81.6% in the first half of 2012. Average interest-bearing liabilities during the first half of 2013 fell $179 million compared with the first half of 2012 primarily due to declines in the average balances of time deposits $100 thousand or more (down $127 million) and time deposits less than $100 thousand (down $40 million), preferred money market accounts (down $24 million) and customer sweep accounts (down $45 million), partially offset by increases in the average balances of regular savings (up $30 million) and money market savings (up $17 million). Rates paid on interest-bearing deposits averaged 0.14% during the first half of 2013 compared with 0.17% for the first half of 2012 as a result of decreases in rates paid on time deposits less than $100 thousand (down 0.11%) and time deposits $100 thousand or more (down 0.02%).

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2013	2012	2013	2012

Yield on earning assets (FTE)	4.24%	5.04%	4.31%	5.15%
Rate paid on interest-bearing liabilities	0.19%	0.21%	0.19%	0.22%
Net interest spread (FTE)	4.05%	4.83%	4.12%	4.93%
Impact of noninterest bearing demand deposits	0.07%	0.06%	0.07%	0.07%
Net interest margin (FTE)	4.12%	4.89%	4.19%	5.00%

During the second quarter of 2013, the net interest margin (FTE) decreased 0.77% compared with the same period in 2012. Lower yields on earning assets were partially offset by lower rates paid on interest-bearing liabilities and resulted in a 0.78% decrease in net interest spread (FTE). The 0.07% net interest margin contribution of noninterest-bearing demand deposits resulted in the net interest margin (FTE) of 4.12%. During the first half of 2013, the net interest margin (FTE) decreased 0.81% compared with the first half of 2012. The net interest spread (FTE) in the first half of 2013 was 4.12% compared with 4.93% in the first half of 2012, the net result of a 0.84% decrease in earning asset yields, partially offset by lower cost of interest-bearing liabilities (down 0.03%).

[The remainder of this page intentionally left blank]

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present, for the periods indicated, information regarding the consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income earned from average interest earning assets and the resulting yields, and the amounts of interest expense incurred on average interest-bearing liabilities and the resulting rates. Average loan balances include nonperforming loans. Interest income includes proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income and accretion of purchased loan premiums and discounts. Yields on tax-exempt securities and loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the current statutory tax rate (FTE).

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended
	June 30, 2013
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$812,920	$3,715	1.83%
Tax-exempt (1)	188,231	2,632	5.59%
Held to maturity
Taxable	441,285	1,875	1.70%
Tax-exempt (1)	710,299	8,880	5.00%
Loans:
Commercial:
Taxable	257,516	3,834	5.97%
Tax-exempt (1)	109,410	1,620	5.94%
Commercial real estate	881,108	13,725	6.25%
Real estate construction	15,706	340	8.68%
Real estate residential	218,926	1,915	3.50%
Consumer	511,695	5,311	4.16%
Total loans (1)	1,994,361	26,745	5.38%
Total Interest-earning assets (1)	4,147,096	$43,847	4.24%
Other assets	693,223
Total assets	$4,840,319

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,630,326	$-	-%
Savings and interest-bearing transaction	1,901,341	292	0.06%
Time less than $100,000	231,567	272	0.47%
Time $100,000 or more	369,275	283	0.31%
Total interest-bearing deposits	2,502,183	847	0.14%
Short-term borrowed funds	61,076	26	0.17%
Term repurchase agreement	10,000	25	0.99%
Federal Home Loan Bank advances	25,719	120	1.87%
Debt financing	15,000	201	5.35%
Total interest-bearing liabilities	2,613,978	$1,219	0.19%
Other liabilities	57,486
Shareholders' equity	538,529
Total liabilities and shareholders' equity	$4,840,319
Net interest spread (1) (2)			4.05%
Net interest and fee income and interest margin (1) (3)		$42,628	4.12%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of interest-earning assets.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Six Months Ended
	June 30, 2013
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$761,994	$7,158	1.88%
Tax-exempt (1)	190,170	5,845	6.15%
Held to maturity
Taxable	457,052	3,967	1.74%
Tax-exempt (1)	696,350	17,230	4.95%
Loans:
Commercial:
Taxable	265,961	8,110	6.15%
Tax-exempt (1)	111,750	3,312	5.98%
Commercial real estate	892,908	27,853	6.29%
Real estate construction	15,990	625	7.88%
Real estate residential	225,412	3,975	3.53%
Consumer	523,923	10,859	4.18%
Total loans (1)	2,035,944	54,734	5.42%
Total Interest-earning assets (1)	4,141,510	$88,934	4.31%
Other assets	732,702
Total assets	$4,874,212

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,636,801	$-	-%
Savings and interest-bearing transaction	1,913,236	588	0.06%
Time less than $100,000	235,810	571	0.49%
Time $100,000 or more	379,838	587	0.31%
Total interest-bearing deposits	2,528,884	1,746	0.14%
Short-term borrowed funds	59,414	37	0.13%
Term repurchase agreement	10,000	49	0.99%
Federal Home Loan Bank advances	25,748	238	1.87%
Debt financing	15,000	401	5.35%
Total interest-bearing liabilities	2,639,046	$2,471	0.19%
Other liabilities	58,173
Shareholders' equity	540,192
Total liabilities and shareholders' equity	$4,874,212
Net interest spread (1) (2)			4.12%
Net interest and fee income and interest margin (1) (3)		$86,463	4.19%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of interest-earning assets.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Six Months Ended
	June 30, 2012
			Yields
		Interest	Earned/
	Average	Income/	Rates
	Balance	Expense	Paid
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$430,935	$5,338	2.48%
Tax-exempt (1)	223,032	6,613	5.93%
Held to maturity
Taxable	396,547	4,700	2.37%
Tax-exempt (1)	621,717	17,568	5.65%
Loans:
Commercial:
Taxable	341,280	11,273	6.64%
Tax-exempt (1)	135,669	4,139	6.14%
Commercial real estate	1,068,951	35,780	6.73%
Real estate construction	30,947	852	5.54%
Real estate residential	277,167	5,099	3.68%
Consumer	567,740	13,701	4.85%
Total loans (1)	2,421,754	70,844	5.88%
Total interest-earning assets (1)	4,093,985	$105,063	5.15%
Other assets	908,792
Total assets	$5,002,777

Liabilities and shareholders' equity
Deposits:
Noninterest bearing demand	$1,577,708	$-	-%
Savings and interest-bearing transaction	1,880,640	634	0.07%
Time less than $100,000	275,642	824	0.60%
Time $100,000 or more	506,768	836	0.33%
Total interest-bearing deposits	2,663,050	2,294	0.17%
Short-term borrowed funds	104,237	48	0.09%
Term repurchase agreement	10,000	49	0.98%
Federal Home Loan Bank advances	25,972	239	1.85%
Debt financing	15,000	401	5.35%
Total interest-bearing liabilities	2,818,259	$3,031	0.22%
Other liabilities	62,376
Shareholders' equity	544,434
Total liabilities and shareholders' equity	$5,002,777
Net interest spread (1) (2)			4.93%
Net interest income and interest margin (1) (3)		$102,032	5.00%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense (annualized), divided by the average balance of interest-earning assets.

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

	Three Months Ended June 30, 2013
	Compared with
	Three Months Ended June 30, 2012
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Available for sale
Taxable	$1,796	$(855)	$941
Tax-exempt (1)	(463)	(159)	(622)
Held to maturity
Taxable	(59)	(640)	(699)
Tax-exempt (1)	1,056	(907)	149
Loans:
Commercial:
Taxable	(1,117)	(539)	(1,656)
Tax-exempt (1)	(358)	(107)	(465)
Commercial real estate	(2,610)	(1,196)	(3,806)
Real estate construction	(178)	218	40
Real estate residential	(462)	(119)	(581)
Consumer	(580)	(679)	(1,259)
Total loans (1)	(5,305)	(2,422)	(7,727)
Total decrease in interest and fee income (1)	(2,975)	(4,983)	(7,958)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	4	(20)	(16)
Time less than $100,000	(51)	(62)	(113)
Time $100,000 or more	(102)	(29)	(131)
Total interest-bearing deposits	(149)	(111)	(260)
Short-term borrowed funds	(9)	14	5
Term repurchase agreement	-	1	1
Federal Home Loan Bank advances	(1)	2	1
Debt financing	-	-	-
Total decrease in interest expense	(159)	(94)	(253)
Decrease in net interest and fee income (1)	$(2,816)	$(4,889)	$(7,705)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

	Six Months Ended June 30, 2013
	Compared with
	Six Months Ended June 30, 2012
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Available for sale
Taxable	$3,322	$(1,502)	$1,820
Tax-exempt (1)	(1,007)	239	(768)
Held to maturity
Taxable	626	(1,359)	(733)
Tax-exempt (1)	1,915	(2,253)	(338)
Loans:
Commercial:
Taxable	(2,379)	(784)	(3,163)
Tax-exempt (1)	(724)	(103)	(827)
Commercial real estate	(5,718)	(2,209)	(7,927)
Real estate construction	(507)	280	(227)
Real estate residential	(924)	(200)	(1,124)
Consumer	(1,054)	(1,788)	(2,842)
Total loans (1)	(11,306)	(4,804)	(16,110)
Total decrease in interest and fee income (1)	(6,450)	(9,679)	(16,129)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	8	(54)	(46)
Time less than $100,000	(112)	(141)	(253)
Time $100,000 or more	(201)	(48)	(249)
Total interest-bearing deposits	(305)	(243)	(548)
Short-term borrowed funds	(25)	14	(11)
Term repurchase agreement	-	-	-
Federal Home Loan Bank advances	(1)	-	(1)
Debt financing	(1)	1	-
Total decrease in interest expense	(332)	(228)	(560)
Decrease in net interest and fee income (1)	$(6,118)	$(9,451)	$(15,569)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

The Company manages credit costs by consistently enforcing conservative loan underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for loan losses reflects Management's assessment of credit risk in the loan portfolio during each of the periods presented.

The Company provided $1.8 million for loan losses in the second quarter of 2013, $2.8 million in the second quarter of 2012, $4.6 million in the first half of 2013 and $5.6 million in the first half of 2012. The reduced provision for loan losses for the second quarter 2013 reflects Management’s current evaluation of credit quality for the loan portfolio. The Company recorded purchased County Bank and Sonoma Valley Bank loans at estimated fair value upon the acquisition dates, February 6, 2009 and August 20, 2010, respectively. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans are “covered” by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Service charges on deposit accounts	$6,452	$7,027	$12,994	$14,122
Merchant processing services	2,413	2,529	4,822	4,922
Debit card fees	1,478	1,345	2,836	2,508
ATM processing fees	721	932	1,426	1,865
Other service fees	696	697	1,458	1,393
Trust fees	585	497	1,153	986
Financial services commissions	284	194	464	365
Check sale income	203	208	386	420
Safe deposit rental	182	193	377	390
Loss on sale of securities	-	(1,287)	-	(1,287)
Other	1,270	1,198	2,646	2,518
Total	$14,284	$13,533	$28,562	$28,202

Noninterest income for the second quarter of 2013 increased $751 thousand from the same period in 2012 primarily because the second quarter 2012 included $1.3 million in securities losses. Debit card fees increased $133 thousand or 9.9% primarily due to increased transactions. Service charges on deposits decreased $575 thousand or 8.2% due to declines in fees charged on overdrawn and insufficient funds accounts (down $331 thousand) and lower deficit fees charged on analyzed accounts (down $214 thousand). ATM processing fees decreased $211 thousand mainly because the Bank customers had fewer transactions at non-Westamerica ATMs and other cash dispensing terminals.

In the first half of 2013, noninterest income increased $360 thousand compared with the first half of 2012 primarily because the second quarter 2012 included $1.3 million in securities losses. Debit card fees increased $328 thousand or 13.1% primarily due to increased transactions. Trust fees increased $167 thousand or 16.9% due to improved sales. Service charges on deposits decreased $1.1 million or 8.0% due to declines in fees charged on overdrawn and insufficient funds accounts (down $603 thousand) and lower deficit fees charged on analyzed accounts (down $425 thousand), partially offset by fee increases on savings accounts (up $65 thousand). ATM processing fees decreased $439 thousand mainly because the Bank customers had fewer transactions at non-Westamerica ATMs and other cash dispensing terminals.

[The remainder of this page intentionally left blank]

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2013	2012	2013	2012
	(In thousands)

Salaries and related benefits	$14,064	$14,494	$28,467	$29,540
Occupancy	3,638	3,775	7,524	7,709
Outsourced data processing services	2,140	2,078	4,297	4,161
Amortization of identifiable intangibles	1,165	1,339	2,384	2,741
Furniture and equipment	1,021	1,041	1,901	1,892
Professional fees	745	902	1,380	1,669
Courier service	737	793	1,478	1,578
Telephone	462	418	910	794
Loan expense	414	390	831	1,017
Postage	293	344	593	716
Other real estate owned	278	3	612	233
Stationery and supplies	235	247	516	490
Advertising and public relations	170	151	315	303
Operational losses	86	149	214	322
Other noninterest expense	2,744	3,225	5,447	6,218
Total	$28,192	$29,349	$56,869	$59,383

Noninterest expense decreased $1.2 million or 3.9% in the second quarter 2013 compared with the same period in 2012 primarily due to lower personnel costs, occupancy expenses, professional fees, and intangible asset amortization. Salaries and related benefits declined $430 thousand or 3.0% due to employee attrition and lower employee benefit costs. Occupancy expense decreased $137 thousand or 3.6% mainly due to lower lease rates on bank premises and utility costs. Amortization of identifiable intangibles decreased $174 thousand as such assets are amortized on a declining balance method. Professional fees decreased $157 thousand mostly due to lower legal fees relating to nonperforming assets. Expenses relating to other real estate owned increased $275 thousand mainly due to higher writedowns and maintenance expenses.

In the first half of 2013, noninterest expense decreased $2.5 million or 4.2% compared with the first half of 2012. Salaries and related benefits decreased $1.1 million primarily due to employee attrition and decreases in incentives and employee benefit costs. Amortization of identifiable intangibles decreased $357 thousand as such assets are amortized on a declining balance method. Professional fees declined $289 thousand due to lower legal fees associated with nonperforming assets. Loan expense decreased $186 thousand due to lower foreclosure expenses, partially offset by higher expenses for credit reports. Occupancy expense decreased $185 thousand mainly due to lower lease rates on bank premises and utility costs. Expenses relating to other real estate owned increased $379 thousand mainly due to lower gains on sale of foreclosed assets.

Provision for Income Tax

During the second quarter 2013, the Company recorded income tax provision (FTE) of $9.8 million, compared with $10.8 million in the second quarter 2012. The second quarter 2013 provision represents an effective tax rate (FTE) of 36.4%, compared with 33.9% for the second quarter 2012. The reduced tax rate in the second quarter 2012 is attributable to a $968 thousand tax refund from an amended 2006 federal income tax return. The income tax provision (FTE) was $19.2 million for the first six months of 2013 compared with $23.3 million for the corresponding period of 2012. The first half of 2013 effective tax rate (FTE) was 35.8% compared to 35.7% for the same period of 2012.

On July 11, 2013, California’s Governor Jerry Brown signed two bills which end a 30-year-old enterprise zone tax incentive program and replace it with new incentives. Due to the passage of these bills, many tax benefits will be phased out by the end of 2014. The Company has been realizing tax benefits under the historical enterprise zone tax incentive program, including:

•	Net interest income on loans funding economic activity within enterprise zones has been a deduction in determining California taxable income.

•
California tax credits have been realized by hiring employees within enterprise zones; however, the economic value of the tax credits is partially offset by a reduction in deductible compensation expense by the amount of the tax credits.

Effective January 1, 2014, the new law eliminates the net interest deduction for enterprise zone loans and the hiring credits are significantly altered. The Company is currently evaluating the impact of the new laws on its tax provision, particularly hiring tax credits provided under the new laws, which replace expiring tax credits. However, the Company does not expect a significant change in its tax provision due to the new laws; the tax benefits recognized from the current enterprise zone tax incentive program for the six months ended June 30, 2013 were $61 thousand, net of federal income tax consequences.

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

Classified loans with higher levels of credit risk are further designated as “nonaccrual loans.” Management places classified loans on nonaccrual status when full collection of contractual interest and principal payments is in doubt. Uncollected interest previously accrued on loans placed on nonaccrual status is reversed as a charge against interest income, net of estimated FDIC reimbursements under loss-sharing agreements. The Company does not accrue interest income on loans following placement on nonaccrual status. Interest payments received on nonaccrual loans are applied to reduce the carrying amount of the loan unless the carrying amount is well secured by loan collateral or covered by FDIC loss-sharing agreements. “Nonperforming assets” include nonaccrual loans, loans 90 or more days past due and still accruing, and repossessed loan collateral (commonly referred to as “Other Real Estate Owned”).

[The remainder of this page intentionally left blank]

Nonperforming Assets
	At June 30,		At December 31,
	2013	2012	2012
	(In thousands)
Originated:
Nonperforming nonaccrual loans	$7,664	$15,445	$10,016
Performing nonaccrual loans	1,272	1,101	1,759
Total nonaccrual loans	8,936	16,546	11,775
Accruing loans 90 or more days past due	241	525	455
Total nonperforming loans	9,177	17,071	12,230
Other real estate owned	5,414	10,551	9,295
Total nonperforming assets	$14,591	$27,622	$21,525

Purchased covered:
Nonperforming nonaccrual loans	$14,619	$8,627	$11,698
Performing nonaccrual loans	2,204	1,409	1,323
Total nonaccrual loans	16,823	10,036	13,021
Accruing loans 90 or more days past due	74	140	155
Total nonperforming loans	16,897	10,176	13,176
Other real estate owned	10,480	14,608	13,691
Total nonperforming assets	$27,377	$24,784	$26,867

Purchased non-covered:
Nonperforming nonaccrual loans	$1,890	$12,822	$7,038
Performing nonaccrual loans	3,013	7,050	461
Total nonaccrual loans	4,903	19,872	7,499
Accruing loans 90 or more days past due	-	-	4
Total nonperforming loans	4,903	19,872	7,503
Other real estate owned	3,543	7,034	3,366
Total nonperforming assets	$8,446	$26,906	$10,869

The Bank’s commercial loan customers are primarily small businesses and professionals. As a result, average loan balances are relatively small, providing risk diversification within the overall loan portfolio. At June 30, 2013, the Bank’s nonaccrual loans reflected this diversification: nonaccrual originated loans with a carrying value totaling $9 million comprised eighteen borrowers, nonaccrual purchased covered loans with a carrying value totaling $17 million comprised nineteen borrowers, and nonaccrual purchased non-covered loans with a carrying value totaling $5 million comprised nine borrowers.

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

Purchased Covered Assets
	At June 30,		At December 31,	February 6,
	2013	2012	2012	2009
	(In thousands)

Non-residential assets	$330,090	$476,415	$384,285	$1,298,526
Residential assets	22,394	30,100	25,570	40,955
Total indemnified assets	352,484	506,515	409,855	1,339,481
Credit risk discount	(18,514)	(30,366)	(26,128)	(161,203)
Other adjustments	1,486	1,710	2,247	5,407
Carrying value of covered assets	$335,456	$477,859	$385,974	$1,183,685

Comprised of:
Purchased covered loans	$324,976	$463,251	$372,283	$1,174,353
Covered other real estate owned	10,480	14,608	13,691	9,332
Carrying value of covered assets	$335,456	$477,859	$385,974	$1,183,685

Aggregate indemnified losses from February 6, 2009 through June 30, 2013 have been $139 million, which includes principal losses, loss in value of other real estate owned, loss on sale of other real estate owned, and reimbursement of incurred collection and asset management expenses such as legal fees, property taxes, appraisals and other customary expenses. Purchased covered asset principal losses have been primarily offset against the estimated credit risk discount, although some losses exceeding the purchase date estimated credit risk discount have been provided for and charged-off against the allowance for credit losses.

Purchased covered assets are evaluated for risk classification without regard to FDIC indemnification such that Management can identify purchased covered assets with potential payment problems and devote appropriate credit administration practices to maximize collections. Classified purchased covered assets without regard to FDIC indemnification totaled $116 million, $131 million and $122 million at June 30, 2013, June 30, 2012 and December 31, 2012, respectively.

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

Allowance for Credit Losses

The Company’s allowance for credit losses represents Management’s estimate of credit losses inherent in the loan portfolio. In evaluating credit risk, Management measures loss potential of the carrying value of loans. As described above, payments received on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Further, the carrying value of purchased loans includes fair value discounts assigned at the time of purchase. The allowance for credit losses represents Management’s estimate of credit losses in excess of these reductions to the carrying value of loans within the loan portfolio.

The following table summarizes the allowance for credit losses, loans charged off and recoveries of loans previously charged off for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$33,047	$34,576	$32,927	$35,290
Provision for loan losses	1,800	2,800	4,600	5,600
Provision for unfunded commitments	-	-	-	-
Loans charged off
Commercial	(148)	(2,696)	(2,050)	(3,558)
Commercial real estate	(427)	-	(539)	(948)
Real estate construction	-	-	-	-
Real estate residential	(22)	(62)	(109)	(932)
Consumer	(896)	(1,211)	(2,205)	(2,864)
Purchased covered loans	(517)	(247)	(876)	(612)
Purchased non-covered loans	(116)	(25)	(116)	(25)
Total chargeoffs	(2,126)	(4,241)	(5,895)	(8,939)
Recoveries of loans previously charged off
Commercial	297	228	759	617
Commercial real estate	77	33	98	33
Real estate construction	-	196	-	198
Real estate residential	-	-	-	-
Consumer	506	600	1,107	1,379
Purchased covered loans	18	24	23	38
Total recoveries	898	1,081	1,987	2,265
Net loan losses	(1,228)	(3,160)	(3,908)	(6,674)
Balance, end of period	$33,619	$34,216	$33,619	$34,216
Components:
Allowance for loan losses	$30,926	$31,523
Liability for off-balance sheet credit exposure	2,693	2,693
Allowance for credit losses	$33,619	$34,216
Net loan losses:
Originated loans	$(613)	$(2,912)	$(2,939)	$(6,075)
Purchased covered loans	(499)	(223)	(853)	(574)
Purchased non-covered loans	(116)	(25)	(116)	(25)
Net loan losses as a percentage of average loans (annualized):
Originated loans	0.15%	0.65%	0.37%	0.67%
Purchased covered loans	0.59%	0.19%	0.49%	0.23%
Purchased non-covered loans	0.71%	0.09%	0.34%	0.04%

The Company's allowance for credit losses is maintained at a level considered appropriate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, FDIC loss-sharing indemnification, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectability of principal is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. The Company performs impairment evaluations for all classified loans and nonaccrual loans with outstanding principal balances in excess of $500 thousand, and all “troubled debt restructured” loans. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which historical originated classified credit balances are analyzed using a statistical model to determine standard loss rates for originated loans. The results of this analysis are applied to originated classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, originated loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Given current economic conditions, Management is applying further analysis to originated consumer loans. Current levels of originated consumer installment loan losses are compared to initial allowance allocations and, based on Management’s judgment, additional allocations are applied, if needed, to estimate losses. For originated residential real estate loans, Management is comparing ultimate loss rates on foreclosed residential real estate properties and applying such loss rates to nonaccrual originated residential real estate loans. Based on this analysis, Management exercises judgment in allocating additional allowance if deemed appropriate to estimate losses on originated  consumer loans. Last, allocations are made to originated non-classified commercial and commercial real estate loans based on historical loss rates and other statistical data.

Purchased loans were not underwritten using the Company’s credit policies and practices. Thus, the historical loss rates for originated loans are not applied to estimate credit losses for purchased loans. Purchased loans were recorded on the date of purchase at estimated fair value; fair value discounts include a component for estimated credit losses. The Company evaluates all nonaccrual purchased loans with outstanding principal balances in excess of $500 thousand for impairment; the impaired loan value is compared to the recorded investment in the loan. If Management’s impairment analysis determines the impaired loan value is less than the recorded investment in the purchased loan, an allocation of the allowance for credit losses is established, net of estimated FDIC indemnification. For all other purchased loans, Management evaluates post-acquisition historical credit losses on purchased loans, credit default discounts on purchased loans, and other data to evaluate the likelihood of realizing the recorded investment of purchased loans. Management establishes allocations of the allowance for credit losses for any estimated deficiency.

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The external factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of June 30, 2013 are: economic and business conditions $1.1 million, external competitive issues $800 thousand, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $800 thousand, adequacy of lending Management and staff $800 thousand, loan policies and procedures $800 thousand, purchased loans $1.0 million, concentrations of credit $800 thousand, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2013
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,536	$10,965	$480	$539	$2,768	$-	$738	$9,328	$30,354
Additions:
Provision	(1,301)	660	(2)	15	225	116	46	2,041	1,800
Deductions:
Chargeoffs	(148)	(427)	-	(22)	(896)	(116)	(517)	-	(2,126)
Recoveries	297	77	-	-	506	-	18	-	898
Net loan recoveries (losses)	149	(350)	-	(22)	(390)	(116)	(499)	-	(1,228)
Balance at end of period	4,384	11,275	478	532	2,603	-	285	11,369	30,926
Liability for off-balance sheet credit exposure	1,698	1	127	-	473	-	-	394	2,693
Total allowance for credit losses	$6,082	$11,276	$605	$532	$3,076	$-	$285	$11,763	$33,619

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2013
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,445	$10,063	$484	$380	$3,194	$-	$1,005	$8,663	$30,234
Additions:
Provision	(770)	1,653	(6)	261	507	116	133	2,706	4,600
Deductions:
Chargeoffs	(2,050)	(539)	-	(109)	(2,205)	(116)	(876)	-	(5,895)
Recoveries	759	98	-	-	1,107	-	23	-	1,987
Net loan losses	(1,291)	(441)	-	(109)	(1,098)	(116)	(853)	-	(3,908)
Balance at end of period	4,384	11,275	478	532	2,603	-	285	11,369	30,926
Liability for off-balance sheet credit exposure	1,698	1	127	-	473	-	-	394	2,693
Total allowance for credit losses	$6,082	$11,276	$605	$532	$3,076	$-	$285	$11,763	$33,619

	Allowance for Credit Losses and
	Recorded Investment in Loans Evaluated for Impairment
	At June 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$100	$-	$-	$-	$-	$-	$147	$-	$247
Collectively evaluated for impairment	5,982	11,276	605	532	3,076	-	138	11,763	33,372
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$6,082	$11,276	$605	$532	$3,076	$-	$285	$11,763	$33,619
Carrying value of loans:
Individually evaluated for impairment	$2,496	$4,421	$-	$-	$-	$3,990	$15,169	$-	$26,076
Collectively evaluated for impairment	307,125	609,584	8,015	195,322	426,340	54,474	302,547	-	1,903,407
Purchased loans with evidence of credit deterioration	-	-	-	-	-	2,598	7,260	-	9,858
Total	$309,621	$614,005	$8,015	$195,322	$426,340	$61,062	$324,976	$-	$1,939,341

See Note 4 to the unaudited consolidated financial statements for additional information related to the loan portfolio, loan portfolio credit risk, and allowance for credit losses.

Asset/Liability Management

Asset/liability management involves the evaluation, monitoring and management of interest rate risk, market risk, liquidity and funding. The fundamental objective of the Company's management of assets and liabilities is to maximize its economic value while maintaining adequate liquidity and a conservative level of interest rate risk.

Interest Rate Risk

Interest rate risk is a significant market risk affecting the Company. Interest rate risk results from many factors. Assets and liabilities may mature or re-price at different times. Assets and liabilities may re-price at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The timing and amount of cash flows of various assets or liabilities may shorten or lengthen as interest rates change. In addition, the changing levels of interest rates may have an impact on loan demand, demand for various deposit products, credit losses, and other elements of earnings such as account analysis fees on commercial deposit accounts and correspondent bank service charges.

The Federal Open Market Committee’s June 19, 2013 press release stated ”the Committee decided to keep the target range for the federal funds rate at 0 to 1/4 percent and currently anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6-1/2 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the Committee’s 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored. In determining how long to maintain a highly accommodative stance of monetary policy, the Committee will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. When the Committee decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2 percent”. In this context, Management’s most likely earnings forecast for the twelve months ending June 30, 2014 assumes market interest rates remain relatively stable and yields on newly originated or refinanced loans and on purchased investment securities will reflect current interest rates, which are lower than yields on the Company’s older dated loans and investment securities.

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

The Company’s asset and liability position ranged from slightly to modestly “liability sensitive” at June 30, 2013, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. A  “liability sensitive” position results in a slightly larger change in interest expense than in interest income resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management’s interest rate risk management is currently biased toward stable interest rates in the near-term, and ultimately, rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97 percent and 96 percent of funding for average total assets in the six months ended June 30, 2013 and the year 2012, respectively. The stability of the Company’s funding from customer deposits is reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

Effective December 31, 2010, the Dodd-Frank Act required unlimited FDIC deposit insurance on all non-interest bearing transaction accounts and mandated participation by all member banks. This requirement and mandate expired on December 31, 2012, at which time unlimited FDIC insurance on non-interest bearing transaction accounts came to an end. Upon expiration, the standard maximum FDIC insurance coverage returned to $250,000 for non-interest bearing transaction accounts. The change in deposit insurance has not had a significant impact to the Company's deposit levels.

During 2012 and the first half of 2013, non-deposit funding has been obtained through short-term borrowings, a term repurchase agreement, Federal Home Loan Bank advances, and long-term debt financing. These non-deposit sources of funds comprise a modest portion of total funding.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $2.1 billion in total investment securities at June 30, 2013. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At June 30, 2013, such collateral requirements totaled approximately $816 million.

Westamerica Bancorporation ("Parent Company") is a separate entity apart from Westamerica Bank (“Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. The $15 million note issued by the Parent Company, as described in Note 8 to the unaudited consolidated financial statements, matures October 31, 2013; the Company intends to retire the note with cash. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees. The Bank’s dividends paid to the Parent Company provided adequate cash flow for the Parent Company in the first six months of 2013 and 2012 to pay shareholder dividends of $20 million and $21 million, respectively, and retire common stock in the amount of $27 million and $26 million, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

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

Capital Resources

The Company has historically generated relatively high levels of earnings, which provides a means of raising capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 12.8% (annualized) in the first six months of 2013, 14.9% in 2012 and 16.1% in 2011. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options totaled $6.4 million in the first six months of 2013, $7.6 million in 2012 and $14.4 million in 2011.

The Company paid common dividends totaling $20.1 million in the first six months of 2013, $41.0 million in 2012 and $41.7 million in 2011, which represent dividends per common share of $0.74, $1.48 and $1.45, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to provide returns to shareholders. The Company repurchased and retired 617 thousand shares valued at $27.4 million in the first six months of 2013, 1.1 million shares valued at $51.5 million in 2012 and 1.3 million shares valued at $60.5 million in 2011.

The Company's ratio of equity to total assets was 11.31% at June 30, 2013 and at December 31, 2012.

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

Capital to Risk-Adjusted Assets

The following summarizes the ratios of regulatory capital to risk-adjusted assets for the Company on the dates indicated:

				Minimum	Well-capitalized
	At June 30,		At December 31,	Regulatory	by Regulatory
	2013	2012	2012	Requirement	Definition

Tier I Capital	14.64%	14.46%	15.06%	4.00%	6.00%
Total Capital	15.98%	15.74%	16.33%	8.00%	10.00%
Leverage ratio	8.62%	8.43%	8.56%	4.00%	5.00%

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

				Minimum	Well-capitalized
	At June 30,		At December 31,	Regulatory	by Regulatory
	2013	2012	2012	Requirement	Definition

Tier I Capital	13.47%	13.85%	14.14%	4.00%	6.00%
Total Capital	15.04%	15.32%	15.62%	8.00%	10.00%
Leverage ratio	7.89%	8.02%	7.99%	4.00%	5.00%

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

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations. The rule’s provisions which would most affect the regulatory capital requirements of the Company and the Bank:

•	Introduce a new “Common Equity Tier 1” capital measurement,
•	Establish higher minimum levels of capital,
•	Introduce a “capital conservation buffer” and “counter cyclical buffer,” and
•	Increase the risk-weighting of certain assets, in particular construction loans, loans on nonaccrual status, loans 90 days or more past due, and deferred tax assets.

Under the final rule, a banking organization that is not subject to the “advanced approaches rule” may make a one-time election not to include most elements of Accumulated Other Comprehensive Income, including net-of-tax unrealized gains and losses on available for sale investment securities, in regulatory capital and instead effectively use the existing treatment under the general risk-based capital rules. Neither the Company nor the Bank are subject to the “advanced approaches rule” and intend to make the election not to include most elements of Accumulated Other Comprehensive Income in regulatory capital.

Generally, banking organizations that are not subject to the “advanced approaches rule” must begin complying with the final rule on January 1, 2015; on such date, the Company and the Bank become subject to the revised definitions of regulatory capital, the new minimum regulatory capital ratios, and various regulatory capital adjustments and deductions according to transition provisions and timelines. All banking organizations must begin calculating standardized total risk-weighted assets on January 1, 2015. The transition period for the capital conservation and countercyclical capital buffers for all banking organizations will begin on January 1, 2016 and end January 1, 2019. Any bank subject to the rule which is unable to maintain its “capital conservation buffer” will be restricted in the payment of discretionary executive compensation and shareholder distributions, such as dividends and share repurchases.

The final rule does not supersede the Federal Deposit Insurance Corporation Improvement Act (FDICIA) requiring federal banking agencies to take prompt corrective action (PCA) to resolve problems of insured depository institutions. The final rule revises the PCA thresholds to incorporate the higher minimum levels of capital, including the newly proposed “common equity tier 1” ratios.

Management has evaluated the capital structure and assets for the Company and the Bank as of June 30, 2013 assuming (1) the Federal Reserve’s final rule was currently fully phased-in and (2) the FDIC indemnification of the Bank’s purchased covered assets had expired, causing an increase in risk-weightings on such assets. Based on this evaluation, the Company and the Bank currently maintain capital in excess of all the final rule regulatory ratios, as follows:

			Final Rule	Proforma Measurements as of
	Final Rule		Minimum	June 30, 2013 Assuming Final
	Minimum	"Well-capitalized"	Plus "Capital	Rule Fully Phased-in and
	Capital	Under PCA	Conservation	Covered Asset Indemnification
	Requirement	Proposal	Buffer"	Expired
				Company	Bank
Capital Measurement:
Leverage	4.00%	5.00%	4.00%	8.62%	7.89%
Common Equity Tier 1	4.50%	6.50%	7.00%	13.36%	12.28%
Tier I Capital	6.00%	8.00%	8.50%	13.36%	12.28%
Total Capital	8.00%	10.00%	10.50%	14.46%	13.40%

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

Credit risk and interest rate risk are the most significant market risks affecting the Company, and equity price risk can also affect the Company’s financial results. These risks are described in the preceding sections regarding “Loan Portfolio Credit Risk,” and “Asset/Liability Management.” Other types of market risk, such as foreign currency exchange risk and commodity price risk, are not significant in the normal course of the Company’s business activities.

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2013.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of its business, the Company is subject to various threatened or filed legal cases resulting from loan administration practices, loan collection efforts, transaction processing, and employment practices. The Company establishes a liability for contingent litigation losses for any legal matter when payments associated with the claims become probable and the costs can be reasonably estimated. Legal costs related to covered assets are eighty percent indemnified under loss-sharing agreements with the FDIC if certain conditions are met.

Item 1A. Risk Factors

The Company’s Form 10-K as of December 31, 2012 includes detailed disclosure about the risks faced by the Company’s business; such risks have not materially changed since the Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.
(b) None
(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended June 30, 2013.

			(c)	(d)
			Total Number	Maximum Number
			of Shares	of Shares that May
	(a)	(b)	Purchased as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans
Period	Shares Purchased	Paid per Share	Plans or Programs*	or Programs
(In thousands, except per share data)
April 1
through	84	$43.54	84	1,057
April 30
May 1
through	124	44.29	124	933
May 31
June 1
through	62	45.31	62	871
June 30
Total	270	$44.29	270	871

* Includes 4 thousand, 3 thousand and 5 thousand shares purchased in April, May and June, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares related to stock option plans and other ongoing requirements.

Shares were repurchased during the second quarter of 2013 pursuant to a program approved by the Board of Directors on July 26, 2012, authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2013.

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

Date: August 1, 2013

EXHIBIT INDEX

Exhibit 31.1:  Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:  Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101:  Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (ii) Consolidated Balance Sheets at June 30, 2013, and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and (vi) Notes to the unaudited Consolidated Financial Statements.