Form 10-Q
period 2013-09-30
WESTAMERICA BANCORPORATION
filed 2013-11-01
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                              No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of October 22, 2013

Common Stock, No Par Value	26,628,957

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

PART I - FINANCIAL INFORMATION
Item 1      Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	At September 30,	At December 31,
	2013	2012
	(In thousands)
Assets:
Cash and due from banks	$388,579	$491,382
Investment securities available for sale	1,060,428	825,636
Investment securities held to maturity, with fair values of: $1,129,976 at September 30, 2013 and $1,184,557 at December 31, 2012	1,141,083	1,156,041
Purchased covered loans	296,380	372,283
Purchased non-covered loans	57,838	74,891
Originated loans	1,523,090	1,664,183
Allowance for loan losses	(31,916)	(30,234)
Total loans	1,845,392	2,081,123
Non-covered other real estate owned	5,697	12,661
Covered other real estate owned	9,273	13,691
Premises and equipment, net	37,972	38,639
Identifiable intangibles, net	19,714	23,261
Goodwill	121,673	121,673
Other assets	176,676	188,086
Total Assets	$4,806,487	$4,952,193

Liabilities:
Noninterest bearing deposits	$1,689,986	$1,676,071
Interest bearing deposits	2,418,321	2,556,421
Total deposits	4,108,307	4,232,492
Short-term borrowed funds	47,821	53,687
Federal Home Loan Bank advances	25,631	25,799
Term repurchase agreement	10,000	10,000
Debt financing	15,000	15,000
Other liabilities	57,888	55,113
Total Liabilities	4,264,647	4,392,091

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares issued and outstanding: 26,578 at September 30, 2013 and 27,213 at December 31, 2012	371,088	372,012
Deferred compensation	2,711	3,101
Accumulated other comprehensive income	4,120	14,625
Retained earnings	163,921	170,364
Total Shareholders' Equity	541,840	560,102
Total Liabilities and Shareholders' Equity	$4,806,487	$4,952,193

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$25,116	$31,779	$78,696	$101,180
Investment securities available for sale	5,426	4,918	16,293	14,644
Investment securities held to maturity	7,414	8,575	22,701	24,646
Total Interest and Fee Income	37,956	45,272	117,690	140,470
Interest Expense:
Deposits	809	1,020	2,555	3,314
Short-term borrowed funds	20	15	58	63
Term repurchase agreement	25	25	73	74
Federal Home Loan Bank advances	122	122	360	361
Debt financing	200	200	601	601
Total Interest Expense	1,176	1,382	3,647	4,413
Net Interest Income	36,780	43,890	114,043	136,057
Provision for Loan Losses	1,800	2,800	6,400	8,400
Net Interest Income After Provision For Loan Losses	34,980	41,090	107,643	127,657
Noninterest Income:
Service charges on deposit accounts	6,433	6,847	19,427	20,969
Merchant processing services	2,151	2,411	6,973	7,333
Debit card fees	1,467	1,308	4,302	3,816
Other service fees	716	729	2,174	2,122
ATM processing fees	701	782	2,128	2,648
Trust fees	567	540	1,720	1,526
Financial services commissions	150	175	614	540
Loss on sale of securities	-	-	-	(1,287)
Other	2,234	1,834	5,643	5,161
Total Noninterest Income	14,419	14,626	42,981	42,828
Noninterest Expense:
Salaries and related benefits	13,826	14,294	42,293	43,833
Occupancy	3,829	3,901	11,353	11,609
Outsourced data processing services	2,139	2,156	6,436	6,318
Amortization of identifiable intangibles	1,163	1,336	3,547	4,076
Furniture and equipment	974	991	2,875	2,883
Professional fees	730	786	2,109	2,455
Courier service	725	772	2,204	2,350
Other real estate owned	179	679	791	912
Other	4,193	4,354	13,019	14,215
Total Noninterest Expense	27,758	29,269	84,627	88,651
Income Before Income Taxes	21,641	26,447	65,997	81,834
Provision for income taxes	4,903	6,425	14,876	19,843
Net Income	$16,738	$20,022	$51,121	$61,991

Average Common Shares Outstanding	26,670	27,513	26,900	27,769
Diluted Average Common Shares Outstanding	26,705	27,565	26,919	27,821
Per Common Share Data:
Basic earnings	$0.63	$0.73	$1.90	$2.23
Diluted earnings	0.63	0.73	1.90	2.23
Dividends paid	0.37	0.37	1.11	1.11

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$16,738	$20,022	$51,121	$61,991
Other comprehensive (loss) income:
(Decrease) increase in net unrealized gains on securities available for sale	(712)	2,441	(18,173)	5,277
Decrease (increase) in deferred tax expense	299	(1,026)	7,641	(2,219)
(Decrease) increase in net unrealized gains on securities available for sale, net of tax	(413)	1,415	(10,532)	3,058
Post-retirement benefit transition obligation amortization	15	15	45	45
Deferred tax expense	(6)	(6)	(18)	(18)
Post-retirement benefit transition obligation amortization, net of tax	9	9	27	27
Total other comprehensive (loss) income	(404)	1,424	(10,505)	3,085
Total comprehensive income	$16,334	$21,446	$40,616	$65,076

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2011	28,150	$377,775	$3,060	$11,369	$166,437	$558,641
Net income for the period					61,991	61,991
Other comprehensive income				3,085		3,085
Exercise of stock options	69	2,917				2,917
Tax benefit decrease upon exercise of stock options		(9)				(9)
Restricted stock activity	11	482	41			523
Stock based compensation		1,180				1,180
Stock awarded to employees	2	74				74
Purchase and retirement of stock	(836)	(11,208)			(27,478)	(38,686)
Dividends					(30,875)	(30,875)
Balance, September 30, 2012	27,396	$371,211	$3,101	$14,454	$170,075	$558,841

Balance, December 31, 2012	27,213	$372,012	$3,101	$14,625	$170,364	$560,102
Net income for the period					51,121	51,121
Other comprehensive loss				(10,505)		(10,505)
Exercise of stock options	221	9,219				9,219
Tax benefit decrease upon exercise of stock options		(202)				(202)
Restricted stock activity	15	1,068	(390)			678
Stock based compensation		1,081				1,081
Stock awarded to employees	2	84				84
Purchase and retirement of stock	(873)	(12,174)			(27,615)	(39,789)
Dividends					(29,949)	(29,949)
Balance, September 30, 2013	26,578	$371,088	$2,711	$4,120	$163,921	$541,840

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	Ended September 30,
	2013	2012
	(In thousands)
Operating Activities:
Net income	$51,121	$61,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,325	10,574
Loan loss provision	6,400	8,400
Net amortization of deferred loan fees	(333)	(402)
Decrease in interest income receivable	1,420	1,183
Decrease (increase) in other assets	7,344	(155)
Increase in income taxes payable	856	500
Increase in net deferred tax asset	(3,719)	(7,370)
Increase (decrease) in interest expense payable	50	(97)
(Decrease) increase in other liabilities	(984)	12,696
Stock option compensation expense	1,081	1,180
Tax benefit decrease upon exercise of stock options	202	9
Loss on sale of securities available for sale	-	1,287
Gain on sale of other assets	(548)	(656)
Net loss on sale of premises and equipment	16	78
Originations of mortgage loans for resale	(441)	(597)
Net proceeds from sale of mortgage loans originated for resale	447	626
Net gain on sale of foreclosed assets	(892)	(2,545)
Writedown of foreclosed assets	1,752	3,033
Net Cash Provided by Operating Activities	77,097	89,735

Investing Activities:
Net repayments of loans	231,002	296,278
Proceeds from FDIC1 loss-sharing indemnification	6,478	25,768
Purchases of investment securities available for sale	(355,440)	(211,349)
Purchases of investment securities held to maturity	(152,116)	(410,829)
Proceeds from sale/maturity/calls of securities available for sale	100,660	116,916
Proceeds from maturity/calls of securities held to maturity	164,369	156,363
Net change in FRB2/FHLB3 securities	2,243	1,336
Proceeds from sale of foreclosed assets	14,986	23,155
Purchases of premises and equipment	(1,581)	(3,875)
Net Cash Provided by (Used in) Investing Activities	10,601	(6,237)

Financing Activities:
Net change in deposits	(123,914)	(118,868)
Net change in short-term borrowings and FHLB3 advances	(5,866)	(60,058)
Exercise of stock options	9,219	2,917
Tax benefit decrease upon exercise of stock options	(202)	(9)
Repurchases/retirement of stock	(39,789)	(38,686)
Dividends paid	(29,949)	(30,875)
Net Cash Used in Financing Activities	(190,501)	(245,579)
Net Change In Cash and Due from Banks	(102,803)	(162,081)
Cash and Due from Banks at Beginning of Period	491,382	530,045
Cash and Due from Banks at End of Period	$388,579	$367,964

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$5,404	$6,362
Supplemental disclosure of cash flow activities:
Interest paid for the period	3,982	5,091
Income tax payments for the period	17,931	27,466

See accompanying notes to unaudited consolidated financial statements.
1 Federal Deposit Insurance Corporation ("FDIC")
2 Federal Reserve Bank ("FRB")
3 Federal Home Loan Bank ("FHLB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Recently Adopted Accounting Standards

FASB ASU 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution, was issued October 2012 to provide guidance for consistently measuring an indemnification asset subsequent to acquisition.  Subsequent accounting for changes in the measurement of the indemnification asset should be on the same basis as a change in the assets subject to indemnification. Any amortization of changes in value is limited to the shorter of the contractual term of the indemnification agreement or the remaining life of the indemnified assets. The Company’s historical accounting treatment is consistent with ASU 2012-06, and therefore there was no effect on the Company’s financial statements at January 1, 2013, when adopted.

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

Recently Issued Accounting Standards

FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, was issued July 2013 to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss, or a tax credit carryforward exists.  The update provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless an exception applies.  The Company does not expect the adoption of this update to have a material effect on the financial statements when adopted on January 1, 2014.

Note 3:  Investment Securities

An analysis of the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follows:

	Investment Securities Available for Sale At September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,507	$17	$-	3,524
Securities of U.S. Government sponsored entities	95,810	119	(201)	95,728
Residential mortgage-backed securities	34,862	2,095	(13)	36,944
Commercial mortgage-backed securities	3,559	23	-	3,582
Obligations of States and political subdivisions	188,164	6,868	(208)	194,824
Residential collateralized mortgage obligations	275,444	883	(12,104)	264,223
Asset-backed securities	14,980	2	(113)	14,869
FHLMC (1) and FNMA (2) stock	824	8,280	-	9,104
Corporate securities	433,857	2,416	(1,573)	434,700
Other securities	2,049	1,019	(138)	2,930
Total	$1,053,056	$21,722	$(14,350)	$1,060,428

(1) Federal Home Loan Mortgage Corporation
(2) Federal National Mortgage Association

An analysis of the amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follows:

	Investment Securities Held to Maturity At September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$1,854	$-	$(4)	$1,850
Residential mortgage-backed securities	67,522	958	(284)	68,196
Obligations of States and political subdivisions	747,905	7,771	(18,433)	737,243
Residential collateralized mortgage obligations	323,802	1,601	(2,716)	322,687
Total	$1,141,083	$10,330	$(21,437)	$1,129,976

[The remainder of this page intentionally left blank]

An analysis of the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follows:

	Investment Securities Available for Sale At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,520	$38	$-	$3,558
Securities of U.S. Government sponsored entities	49,335	207	(17)	49,525
Residential mortgage-backed securities	53,078	3,855	(1)	56,932
Commercial mortgage-backed securities	4,076	69	-	4,145
Obligations of States and political subdivisions	200,769	14,730	(252)	215,247
Residential collateralized mortgage obligations	219,613	1,786	(294)	221,105
Asset-backed securities	16,130	18	(143)	16,005
FHLMC and FNMA stock	824	2,061	(5)	2,880
Corporate securities	250,655	3,009	(826)	252,838
Other securities	2,091	1,370	(60)	3,401
Total	$800,091	$27,143	$(1,598)	$825,636

An analysis of the amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follows:

	Investment Securities Held to Maturity At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$3,232	$43	$-	$3,275
Residential mortgage-backed securities	72,807	2,090	(10)	74,887
Obligations of States and political subdivisions	680,802	23,004	(1,235)	702,571
Residential collateralized mortgage obligations	399,200	5,185	(561)	403,824
Total	$1,156,041	$30,322	$(1,806)	$1,184,557

The amortized cost and fair value of investment securities by contractual maturity are shown in the following tables at the dates indicated:

	At September 30, 2013
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$82,545	$82,914	$11,209	$11,457
Over 1 to 5 years	497,991	499,327	175,599	178,347
Over 5 to 10 years	65,067	66,961	305,349	303,332
Over 10 years	90,715	94,443	257,602	245,957
Subtotal	736,318	743,645	749,759	739,093
Mortgage-backed securities and residential collateralized mortgage obligations	313,865	304,749	391,324	390,883
Other securities	2,873	12,034	-	-
Total	$1,053,056	$1,060,428	$1,141,083	$1,129,976

	At December 31, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$40,380	$40,686	$10,265	$10,496
Over 1 to 5 years	309,293	312,480	167,162	171,769
Over 5 to 10 years	59,817	63,540	227,603	236,608
Over 10 years	110,919	120,467	279,004	286,973
Subtotal	520,409	537,173	684,034	705,846
Mortgage-backed securities and residential collateralized mortgage obligations	276,767	282,182	472,007	478,711
Other securities	2,915	6,281	-	-
Total	$800,091	$825,636	$1,156,041	$1,184,557

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At September 30, 2013 and December 31, 2012, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale At September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)

Securities of U.S. Government sponsored entities	$24,673	$(201)	$-	$-	$24,673	$(201)
Residential mortgage-backed securities	28	-	855	(13)	883	(13)
Obligations of States and political subdivisions	11,186	(104)	3,519	(104)	14,705	(208)
Residential collateralized mortgage obligations	213,501	(11,358)	21,970	(746)	235,471	(12,104)
Asset-backed securities	5,008	(1)	4,769	(112)	9,777	(113)
Corporate securities	193,377	(1,303)	21,713	(270)	215,090	(1,573)
Other securities	-	-	1,862	(138)	1,862	(138)
Total	$447,773	$(12,967)	$54,688	$(1,383)	$502,461	$(14,350)

An analysis of gross unrealized losses of investment securities held to maturity follows:

	Investment Securities Held to Maturity At September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$1,854	$(4)	$-	$-	$1,854	$(4)
Residential mortgage-backed securities	24,309	(167)	7,452	(117)	31,761	(284)
Obligations of States and political subdivisions	370,514	(18,034)	9,278	(399)	379,792	(18,433)
Residential collateralized mortgage obligations	166,265	(2,644)	11,545	(72)	177,810	(2,716)
Total	$562,942	$(20,849)	$28,275	$(588)	$591,217	$(21,437)

The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly interest rates which rose between December 31, 2012 and September 30, 2013, causing bond prices to decline. The Company evaluates securities on a quarterly basis including changes in security ratings issued by ratings agencies, changes in the financial condition of the issuer, and, for mortgage-related and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2013.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of September 30, 2013, $769,576 thousand of investment securities were pledged to secure public deposits, short-term borrowed funds, and term repurchase agreements, compared to $850,421 thousand at December 31, 2012.

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale At December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$9,983	$(17)	$-	$-	$9,983	$(17)
Residential mortgage-backed securities	103	(1)	11	-	114	(1)
Obligations of States and political subdivisions	2,080	(23)	8,928	(229)	11,008	(252)
Residential collateralized mortgage obligations	72,803	(294)	-	-	72,803	(294)
Asset-backed securities	-	-	5,828	(143)	5,828	(143)
FHLMC and FNMA stock	-	-	1	(5)	1	(5)
Corporate securities	53,570	(423)	24,597	(403)	78,167	(826)
Other securities	-	-	1,940	(60)	1,940	(60)
Total	$138,539	$(758)	$41,305	$(840)	$179,844	$(1,598)

An analysis of gross unrealized losses of investment securities held to maturity follows:

	Investment Securities Held to Maturity At December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Residential mortgage-backed securities	$113	$-	$664	$(10)	$777	$(10)
Obligations of States and political subdivisions	69,839	(1,205)	4,275	(30)	74,114	(1,235)
Residential collateralized mortgage obligations	26,683	(386)	9,353	(175)	36,036	(561)
Total	$96,635	$(1,591)	$14,292	$(215)	$110,927	$(1,806)

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

The following table provides information about the amount of interest income from taxable and non-taxable investment securities:

	For the Three Months		For the Nine Months
	Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Taxable:
Mortgage related securities	$3,195	$3,855	$10,126	$10,931
Other	2,307	1,850	6,500	4,811
Total taxable	5,502	5,705	16,626	15,742
Tax-exempt	7,338	7,788	22,368	23,548
Total interest income from investment securities	$12,840	$13,493	$38,994	$39,290

Note 4: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following table.

	At September 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$310,497	$604,170	$9,223	$185,830	$413,370	$1,523,090
Purchased covered loans:
Impaired	11	2,870	-	-	253	3,134
Non impaired	35,340	203,534	4,017	8,805	56,039	307,735
Purchase discount	(2,478)	(10,440)	(50)	(434)	(1,087)	(14,489)
Purchased non-covered loans:
Impaired	647	2,556	-	-	197	3,400
Non impaired	7,590	33,722	1,249	1,007	13,859	57,427
Purchase discount	(732)	(524)	-	(262)	(1,471)	(2,989)
Total	$350,875	$835,888	$14,439	$194,946	$481,160	$1,877,308

	At December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$340,116	$632,927	$7,984	$222,458	$460,698	$1,664,183
Purchased covered loans:
Impaired	308	7,585	1,824	-	257	9,974
Non impaired	59,135	247,534	5,462	9,374	66,932	388,437
Purchase discount	(8,459)	(15,140)	(279)	(433)	(1,817)	(26,128)
Purchased non-covered loans:
Impaired	1,261	6,763	-	-	297	8,321
Non impaired	9,840	38,673	1,619	3,110	18,554	71,796
Purchase discount	(870)	(1,748)	(95)	(474)	(2,039)	(5,226)
Total	$401,331	$916,594	$16,515	$234,035	$542,882	$2,111,357

Changes in the carrying amount of impaired purchased covered loans were as follows:

	For the Nine Months Ended September 30, 2013	For the Year Ended December 31, 2012
Impaired purchased covered loans	(In thousands)
Carrying amount at the beginning of the period	$7,865	$18,591
Reductions during the period	(5,405)	(10,726)
Carrying amount at the end of the period	$2,460	$7,865

Changes in the carrying amount of impaired purchased non-covered loans were as follows:

	For the Nine Months Ended September 30, 2013	For the Year Ended December 31, 2012
Impaired purchased non-covered loans	(In thousands)
Carrying amount at the beginning of the period	$6,764	$15,572
Reductions during the period	(4,240)	(8,808)
Carrying amount at the end of the period	$2,524	$6,764

Changes in the accretable yield for purchased loans were as follows:

	For the Nine Months Ended September 30, 2013	For the Year Ended December 31, 2012
Accretable yield:	(In thousands)
Balance at the beginning of the period	$4,948	$9,990
Reclassification from nonaccretable difference	11,053	12,121
Accretion	(11,598)	(17,163)
Balance at the end of the period	$4,403	$4,948

Accretion	$(11,598)	$(17,163)
Reduction in FDIC indemnification asset	8,856	13,207
(Increase) in interest income	$(2,742)	$(3,956)

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses For the Three Months Ended September 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,384	$11,275	$478	$532	$2,603	$-	$285	$11,369	$30,926
Additions:
Provision	102	447	53	(104)	1,154	-	1,300	(1,152)	1,800
Deductions:
Chargeoffs	(637)	(117)	-	-	(909)	-	(79)	-	(1,742)
Recoveries	326	30	-	-	516	-	60	-	932
Net loan losses	(311)	(87)	-	-	(393)	-	(19)	-	(810)
Balance at end of period	4,175	11,635	531	428	3,364	-	1,566	10,217	31,916
Liability for off-balance sheet credit exposure	1,613	-	103	-	483	-	-	494	2,693
Total allowance for credit losses	$5,788	$11,635	$634	$428	$3,847	$-	$1,566	$10,711	$34,609

	Allowance for Credit Losses For the Nine Months Ended September 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,445	$10,063	$484	$380	$3,194	$-	$1,005	$8,663	$30,234
Additions:
Provision	(667)	2,100	47	157	1,660	116	1,433	1,554	6,400
Deductions:
Chargeoffs	(2,687)	(656)	-	(109)	(3,114)	(116)	(955)	-	(7,637)
Recoveries	1,084	128	-	-	1,624	-	83	-	2,919
Net loan losses	(1,603)	(528)	-	(109)	(1,490)	(116)	(872)	-	(4,718)
Balance at end of period	4,175	11,635	531	428	3,364	-	1,566	10,217	31,916
Liability for off-balance sheet credit exposure	1,613	-	103	-	483	-	-	494	2,693
Total allowance for credit losses	$5,788	$11,635	$634	$428	$3,847	$-	$1,566	$10,711	$34,609

	Allowance for Credit Losses For the Three Months Ended September 30, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,330	$9,899	$2,681	$602	$3,031	$-	$240	$8,740	$31,523
Additions:
Provision	829	587	(87)	103	894	535	1,105	(1,166)	2,800
Deductions:
Chargeoffs	(65)	(168)	(2,091)	(224)	(1,439)	(535)	(111)	-	(4,633)
Recoveries	500	145	26	-	589	-	16	-	1,276
Net loan recoveries (losses)	435	(23)	(2,065)	(224)	(850)	(535)	(95)	-	(3,357)
Balance at end of period	7,594	10,463	529	481	3,075	-	1,250	7,574	30,966
Liability for off-balance sheet credit exposure	1,642	14	2	-	402	-	-	633	2,693
Total allowance for credit losses	$9,236	$10,477	$531	$481	$3,477	$-	$1,250	$8,207	$33,659

	Allowance for Credit Losses For the Nine Months Ended September 30, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,012	$10,611	$2,342	$781	$3,072	$-	$-	$9,779	$32,597
Additions:
Provision	4,088	790	54	856	2,338	560	1,919	(2,205)	8,400
Deductions:
Chargeoffs	(3,623)	(1,116)	(2,091)	(1,156)	(4,303)	(560)	(723)	-	(13,572)
Recoveries	1,117	178	224	-	1,968	-	54	-	3,541
Net loan losses	(2,506)	(938)	(1,867)	(1,156)	(2,335)	(560)	(669)	-	(10,031)
Balance at end of period	7,594	10,463	529	481	3,075	-	1,250	7,574	30,966
Liability for off-balance sheet credit exposure	1,642	14	2	-	402	-	-	633	2,693
Total allowance for credit losses	$9,236	$10,477	$531	$481	$3,477	$-	$1,250	$8,207	$33,659

The allowance for credit losses and recorded investment in loans evaluated for impairment follow:

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At September 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$100	$550	$-	$-	$-	$-	$465	$-	$1,115
Collectively evaluated for impairment	5,688	11,085	634	428	3,847	-	1,101	10,711	33,494
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$5,788	$11,635	$634	$428	$3,847	$-	$1,566	$10,711	$34,609
Carrying value of loans:
Individually evaluated for impairment	$2,427	$4,305	$-	$-	$-	$3,771	$23,004	$-	$33,507
Collectively evaluated for impairment	308,070	599,865	9,223	185,830	413,370	51,543	270,916	-	1,838,817
Purchased loans with evidence of credit deterioration	-	-	-	-	-	2,524	2,460	-	4,984
Total	$310,497	$604,170	$9,223	$185,830	$413,370	$57,838	$296,380	$-	$1,877,308

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$1,865	$134	$-	$-	$-	$-	$753	$-	$2,752
Collectively evaluated for impairment	6,314	9,938	484	380	3,613	-	252	9,194	30,175
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$8,179	$10,072	$484	$380	$3,613	$-	$1,005	$9,194	$32,927
Carrying value of loans:
Individually evaluated for impairment	$5,153	$4,161	$-	$-	$-	$3,029	$16,680	$-	$29,023
Collectively evaluated for impairment	334,963	628,766	7,984	222,458	460,698	65,098	347,738	-	2,067,705
Purchased loans with evidence of credit deterioration	-	-	-	-	-	6,764	7,865	-	14,629
Total	$340,116	$632,927	$7,984	$222,458	$460,698	$74,891	$372,283	$-	$2,111,357

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At September 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$299,483	$560,102	$8,770	$183,729	$411,705	$43,780	$209,835	$1,717,404
Substandard	9,998	44,068	453	2,101	1,254	16,071	100,955	174,900
Doubtful	1,016	-	-	-	37	976	36	2,065
Loss	-	-	-	-	374	-	43	417
Default risk purchase discount	-	-	-	-	-	(2,989)	(14,489)	(17,478)
Total	$310,497	$604,170	$9,223	$185,830	$413,370	$57,838	$296,380	$1,877,308

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$324,452	$599,472	$7,518	$219,655	$459,076	$51,901	$274,976	$1,937,050
Substandard	11,413	33,455	466	2,803	1,158	27,066	122,815	199,176
Doubtful	4,251	-	-	-	46	1,145	470	5,912
Loss	-	-	-	-	418	5	150	573
Default risk purchase discount	-	-	-	-	-	(5,226)	(26,128)	(31,354)
Total	$340,116	$632,927	$7,984	$222,458	$460,698	$74,891	$372,283	$2,111,357

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At September 30, 2013
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$305,713	$2,483	$327	$-	$1,974	$310,497
Commercial real estate	588,099	7,104	4,062	-	4,905	604,170
Construction	8,770	453	-	-	-	9,223
Residential real estate	182,921	2,884	25	-	-	185,830
Consumer installment & other	409,412	2,733	833	392	-	413,370
Total originated loans	1,494,915	15,657	5,247	392	6,879	1,523,090
Purchased non-covered loans	54,097	22	354	-	3,365	57,838
Purchased covered loans	265,519	3,029	1,524	23	26,285	296,380
Total	$1,814,531	$18,708	$7,125	$415	$36,529	$1,877,308

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2012
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$333,474	$754	$278	$-	$5,610	$340,116
Commercial real estate	616,276	7,941	2,809	-	5,901	632,927
Construction	7,984	-	-	-	-	7,984
Residential real estate	220,032	1,510	683	-	233	222,458
Consumer installment & other	455,007	4,021	1,184	455	31	460,698
Total originated loans	1,632,773	14,226	4,954	455	11,775	1,664,183
Purchased non-covered loans	65,567	1,757	64	4	7,499	74,891
Purchased covered loans	352,619	4,811	1,677	155	13,021	372,283
Total	$2,050,959	$20,794	$6,695	$614	$32,295	$2,111,357

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Three Months		For the Nine Months
	Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$789	$1,348	$2,178	$3,517
Less: Interest income recognized on nonaccrual loans	(307)	(684)	(886)	(2,021)
Total reduction of interest income	$482	$664	$1,292	$1,496

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2013 and December 31, 2012.

The following summarizes impaired loans:

	Impaired Loans At September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$8,237	$13,733	$-
Commercial real estate	17,035	19,741	-
Construction	2,384	2,848	-
Consumer installment and other	1,587	1,707	-

Impaired loans with an allowance recorded:
Commercial	1,000	2,173	100
Commercial real estate	12,902	14,573	1,015

Total:
Commercial	$9,237	$15,906	$100
Commercial real estate	29,937	34,314	1,015
Construction	2,384	2,848	-
Consumer installment and other	1,587	1,707	-

	Impaired Loans At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$3,100	$9,506	$-
Commercial real estate	24,135	27,972	-
Construction	2,363	2,992	-
Residential real estate	668	668	-
Consumer installment and other	2,328	2,616	-

Impaired loans with an allowance recorded:
Commercial	12,129	13,739	2,588
Commercial real estate	4,038	4,038	164

Total:
Commercial	$15,229	$23,245	$2,588
Commercial real estate	28,173	32,010	164
Construction	2,363	2,992	-
Residential real estate	668	668	-
Consumer installment and other	2,328	2,616	-

Impaired loans may include troubled debt restructured loans. Impaired loans at September 30, 2013, included $7,538 thousand of restructured loans, including $4,923 thousand that were on nonaccrual status. Impaired loans at December 31, 2012, included $6,678 thousand of restructured loans, including $988 thousand that were on nonaccrual status.

	Impaired Loans
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2013		2012		2013		2012
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$9,977	$35	$16,980	$71	$11,726	$141	$12,772	$188
Commercial real estate	27,714	129	26,302	210	27,795	634	28,079	937
Construction	2,660	29	8,081	29	2,389	80	6,891	188
Residential real estate	207	-	1,158	-	483	-	712	-
Consumer installment and other	1,054	8	2,493	9	1,359	23	2,618	35
Total	$41,612	$201	$55,014	$319	$43,752	$878	$51,072	$1,348

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At September 30, 2013
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	4	$1,991	$1,689	$-
Commercial real estate	3	6,295	5,849	394
Total	7	$8,286	$7,538	$394

	Troubled Debt Restructurings At December 31, 2012
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	3	$1,318	$1,196	$797
Commercial real estate	2	5,391	5,482	-
Total	5	$6,709	$6,678	$797

No loans were modified that were considered troubled debt restructurings during the three months ended September 30, 2013 and 2012. During the nine months ended September 30, 2013 and 2012, the Company modified four loans with a total carrying value of $3,019 thousand and two loans with a total carrying value of $1,817 thousand, respectively, that were considered troubled debt restructurings.

The concessions granted in the four restructurings completed in the first nine months of 2013 consisted of modification of payment terms to lower the interest rate and extend the maturity date to allow for deferred principal repayment. The concessions granted in the restructurings completed during the first nine months of 2012 largely consisted of modification of payment terms extending the maturity date to allow for deferred principal repayment.

During the three months ended September 30, 2013 and 2012, no troubled debt restructurings defaulted. During the nine months ended September 30, 2013 and 2012 a commercial real estate loan with a carrying value of $3,954 thousand and a construction loan with a carrying value of $3,068 thousand, respectively, defaulted. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

The Company pledges loans to secure borrowings from the Federal Home Loan Bank (“FHLB”). The carrying value of the FHLB advances was $25,631 thousand and $25,799 thousand at September 30, 2013 and December 31, 2012, respectively. The loans restricted due to collateral requirements approximate $28,083 thousand and $32,084 thousand at September 30, 2013 and December 31, 2012, respectively. The amount of loans pledged exceeds collateral requirements. The FHLB does not have the right to sell or repledge such loans.

There were no loans held for sale at September 30, 2013 and December 31, 2012.

Note 5: Concentration of Credit Risk

The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments and standby letters of credit related to real estate loans of $65,012 thousand and $69,345 thousand at September 30, 2013 and December 31, 2012, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans.

Note 6: Other Assets

Other assets consisted of the following:

	At September 30, 2013	At December 31, 2012
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Federal Home Loan Bank stock (2)	5,110	7,353
Other investments	376	376
Total cost method equity investments	19,555	21,798
Life insurance cash surrender value	45,882	45,579
Deferred taxes receivable	55,389	42,449
Limited partnership investments	19,452	20,631
Interest receivable	18,754	20,274
FDIC indemnification receivable	3,526	13,847
Prepaid assets	2,456	11,679
Other assets	11,662	11,829
Total other assets	$176,676	$188,086

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

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the nine months ended September 30, 2013 and 2012. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the nine months ended September 30, 2013 and 2012, no such adjustments were recorded.

The carrying values of goodwill were (in thousands):

September 30, 2013	$121,673
December 31, 2012	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At September 30, 2013		At December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(38,181)	$56,808	$(34,938)
Merchant Draft Processing Intangible	10,300	(9,213)	10,300	(8,909)
Total Identifiable Intangible Assets	$67,108	$(47,394)	$67,108	$(43,847)

As of September 30, 2013, the current year and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
Nine months ended September 30, 2013 (actual)	$3,243	$304	$3,547
Estimate for year ended December 31, 2013	4,304	400	4,704
2014	3,946	324	4,270
2015	3,594	262	3,856
2016	3,292	212	3,504
2017	2,913	164	3,077
2018	1,892	29	1,921

Note 8: Deposits and Borrowed Funds

Deposits totaled $4,108,307 thousand at September 30, 2013, compared with $4,232,492 thousand at December 31, 2012. The following table provides additional detail regarding deposits.

	Deposits
	At September 30, 2013	At December 31, 2012
	(In thousands)
Noninterest-bearing	$1,689,986	$1,676,071
Interest-bearing:
Transaction	737,029	748,818
Savings	1,150,219	1,165,032
Time	531,073	642,571
Total deposits	$4,108,307	$4,232,492

Demand deposit overdrafts of $7,039 thousand and $6,307 thousand were included as loan balances at September 30, 2013 and December 31, 2012, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $257 thousand and $843 thousand in the third quarter and first nine months of 2013, respectively and $360 thousand and $1,196 thousand in the third quarter and first nine months of 2012, respectively.

Short-term borrowed funds of $47,821 thousand at September 30, 2013 represent securities sold under agreements to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. Securities sold under repurchase agreements are held in the custody of independent securities brokers. The amount of the securities approximates $112,708 thousand at September 30, 2013. The short-term borrowed funds mature on an overnight basis.

FHLB advances with carrying value of $25,631 thousand at September 30, 2013 are secured by $28,083 thousand of residential real estate loans and $8,967 thousand of securities at September 30, 2013. The FHLB advances are due in full upon their maturity dates: $5,000 thousand mature in December 2013 and $20,000 thousand mature in January 2015. The FHLB advances may be paid off prior to such maturity dates subject to prepayment fees.

A term repurchase agreement of $10,000 thousand at September 30, 2013 represents securities sold under an agreement to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. Securities sold under repurchase agreements are held in the custody of independent securities brokers. The carrying amount of the related securities is approximately $12,172 thousand at September 30, 2013. The term repurchase agreement matures in full in August 2014.

The Company has a $35,000 thousand unsecured line of credit which had no outstanding balance at September 30, 2013, and a variable interest rate of 2.0% per annum with interest payable monthly on outstanding advances. Advances may be made up to the unused credit limit under the line of credit through March 19, 2014.

Debt financing of $15,000 thousand is a note issued by Westamerica Bancorporation on October 31, 2003 which matures October 31, 2013. Interest of 5.31% per annum is payable semiannually on April 30 and October 31, with principal due at maturity. The note is subject to financial covenants requiring the Company to maintain, at all times, certain minimum levels of consolidated tangible net worth and maximum levels of capital debt. The Company believes it is in compliance with all of the covenants required by the note as of September 30, 2013.

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

The Company relies on independent vendor pricing services to measure fair value for investment securities available for sale and investment securities held to maturity. The Company employs three pricing services. To validate the pricing of these vendors, the Company routinely randomly selects securities for pricing by two or more of the vendors; significant pricing differences, if any, are evaluated using all available independent quotes with the lowest quote generally used as the fair value estimate. In addition, the Company conducts “other than temporary impairment (OTTI)” analysis on a quarterly basis; securities selected for OTTI analysis include all securities at a market price below 95 percent of par value and with a market to book ratio below 95:100. As with any valuation technique used to estimate fair value, changes in underlying assumptions used could significantly affect the results of current and future values. Accordingly, these fair value estimates may not be realized in an actual sale of the securities.

When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new assumptions used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the nine months ended September 30, 2013 and 2012, there were no transfers in or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
Investment securities available for sale:
At September 30, 2013	$1,060,428	$109,424	$951,004	$-
At December 31, 2012	$825,636	$57,424	$768,212	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at September 30, 2013 and December 31, 2012, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At September 30, 2013
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned	$5,697	$-	$5,697	$-	$(963)
Covered other real estate owned	9,273	-	9,273	-	(74)
Originated impaired loans	3,313	-	1,593	1,720	(116)
Purchased covered impaired loans	15,719	-	10,229	5,490	(398)
Total assets measured at fair value on a nonrecurring basis	$34,002	$-	$26,792	$7,210	$(1,551)

	At December 31, 2012
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned	$6,618	$-	$6,618	$-	$(1,360)
Covered other real estate owned	7,929	-	7,929	-	(371)
Originated impaired loans	5,197	-	3,097	2,100	(3,158)
Purchased covered impaired loans	6,684	-	2,224	4,460	(83)
Total assets measured at fair value on a nonrecurring basis	$26,428	$-	$19,868	$6,560	$(4,972)

Level 2 – Valuation is based upon independent market prices or appraised value of the collateral, less 10% for selling costs, generally.  Level 2 includes other real estate owned that has been measured at fair value upon transfer to foreclosed assets and impaired loans collateralized by real property where a specific reserve has been established or a charge-off has been recorded. Losses on other real estate owned represent losses recognized in earnings subsequent to its initial classification as foreclosed assets.

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

Loans  Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $31,916 thousand at September 30, 2013 and $30,234 thousand at December 31, 2012 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $14,489 thousand and $2,989 thousand, respectively at September 30, 2013 and purchased covered and purchased non-covered loans of $26,128 thousand and $5,226 thousand, respectively at December 31, 2012 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At September 30, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$388,579	$388,579	$388,579	$-	$-
Investment securities held to maturity	1,141,083	1,129,976	1,850	1,128,126	-
Loans	1,845,392	1,849,998	-	-	1,849,998
Other assets - FDIC indemnification receivable	3,526	3,526	-	-	3,526

Financial Liabilities:
Deposits	$4,108,307	$4,107,077	$-	$3,577,234	$529,843
Short-term borrowed funds	47,821	47,821	-	47,821	-
Federal Home Loan Bank advances	25,631	25,709	25,709	-	-
Term repurchase agreement	10,000	10,073	-	10,073	-
Debt financing	15,000	15,051	-	15,051	-

	At December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$491,382	$491,382	$491,382	$-	$-
Investment securities held to maturity	1,156,041	1,184,557	3,275	1,181,282	-
Loans	2,081,123	2,090,712	-	-	2,090,712
Other assets - FDIC indemnification receivable	13,847	13,834	-	-	13,834

Financial Liabilities:
Deposits	$4,232,492	$4,232,239	$-	$3,589,921	$642,318
Short-term borrowed funds	53,687	53,687	-	53,687	-
Federal Home Loan Bank advances	25,799	26,150	26,150	-	-
Term repurchase agreement	10,000	10,135	-	10,135	-
Debt financing	15,000	15,645	-	15,645	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $321,127 thousand and $339,651 thousand at September 30, 2013 and December 31, 2012, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Standby letters of credit outstanding totaled $31,897 thousand and $32,347 thousand at September 30, 2013 and December 31, 2012, respectively. The Company also had commitments for commercial and similar letters of credit of $344 thousand and $344 thousand at September 30, 2013 and December 31, 2012, respectively.

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

	For the Three Months		For the Nine Months
	Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income (numerator)	$16,738	$20,022	$51,121	$61,991
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,670	27,513	26,900	27,769
Basic earnings per common share	$0.63	$0.73	$1.90	$2.23
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,670	27,513	26,900	27,769
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	35	52	19	52
Weighted average number of common shares outstanding - diluted (denominator)	26,705	27,565	26,919	27,821
Diluted earnings per common share	$0.63	$0.73	$1.90	$2.23

For the three and nine months ended September 30, 2013, options to purchase 1,356 thousand and 1,979 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

For the three and nine months ended September 30, 2012, options to purchase 1,995 thousand and 2,021 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months		For the Nine Months
	Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)1	$41,224	$48,712	$127,687	$150,743
Provision for Loan Losses	1,800	2,800	6,400	8,400
Noninterest Income
Loss on Sale of Securities	-	-	-	(1,287)
Other	14,419	14,626	42,981	44,115
Total Noninterest Income	14,419	14,626	42,981	42,828
Noninterest Expense	27,758	29,269	84,627	88,651
Income Before Income Taxes (FTE)1	26,085	31,269	79,641	96,520
Income Tax Provision (FTE)1	9,347	11,247	28,520	34,529
Net Income	$16,738	$20,022	$51,121	$61,991

Average Common Shares Outstanding	26,670	27,513	26,900	27,769
Diluted Average Common Shares Outstanding	26,705	27,565	26,919	27,821
Common Shares Outstanding at Period End	26,578	27,396

Per Common Share:
Basic Earnings	$0.63	$0.73	$1.90	$2.23
Diluted Earnings	0.63	0.73	1.90	2.23
Book Value Per Common Share	$20.39	$20.40

Financial Ratios:
Return on Assets	1.37%	1.63%	1.41%	1.67%
Return on Common Equity	12.42%	14.68%	12.70%	15.23%
Net Interest Margin (FTE)1	4.01%	4.67%	4.13%	4.89%
Net Loan Losses as a Percentage of Average Loans:
Originated Loans	0.20%	0.63%	0.31%	0.66%
Purchased Covered Loans	0.02%	0.09%	0.34%	0.19%
Purchased Non-covered Loans	0.00%	2.19%	0.24%	0.69%
Efficiency Ratio2	49.9%	46.2%	49.6%	45.8%

Average Balances:
Assets	$4,830,475	$4,892,088	$4,859,473	$4,965,611
Earning Assets	4,093,727	4,160,953	4,125,407	4,116,471
Originated Loans	1,532,594	1,730,186	1,586,414	1,784,726
Purchased Covered Loans	310,650	435,953	338,597	475,815
Purchased Non-covered Loans	59,145	97,100	65,926	107,989
Deposits	4,130,881	4,176,342	4,153,956	4,219,129
Shareholders' Equity	534,634	542,708	538,319	543,855

Period End Balances:
Assets	$4,806,487	$4,859,627
Earning Assets	4,078,819	4,106,647
Originated Loans	1,523,090	1,708,414
Purchased Covered Loans	296,380	418,364
Purchased Non-covered Loans	57,838	82,676
Deposits	4,108,307	4,130,557
Shareholders' Equity	541,840	558,841

Capital Ratios at Period End:
Total Risk Based Capital	15.99%	16.22%
Tangible Equity to Tangible Assets	8.58%	8.75%

Dividends Paid Per Common Share	$0.37	$0.37	$1.11	$1.11
Common Dividend Payout Ratio	59%	51%	58%	50%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In order to provide stimulus to the economy following the “financial crisis” recession, the Federal Reserve’s Federal Open Market Committee has maintained highly accommodative monetary policies to influence interest rates to low levels. The Company’s principal source of revenue is net interest and fee income, which represents interest earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest bearing liabilities”). The decline in market interest rates following the recession has reduced the spread between interest rates on earning assets and interest bearing liabilities. As a result, the Company’s net interest margin and net interest income have declined. The Company also earns revenue from service charges on deposit accounts, merchant processing services, debit card fees, and other fees (“noninterest income”). Service charges on deposit accounts are subject to laws and regulations; recent regulations and customer activity have caused service charges on deposit accounts to decline in 2012 and the three and nine months ended September 30, 2013; however, debit card fees and trust fees have increased due to higher transaction volumes and the Company’s sales efforts. The Company incurs noninterest expenses to deliver products and services to our customers. Management is focused on controlling noninterest expense levels, particularly due to the recent market interest rate pressure on net interest income.

Westamerica Bancorporation and subsidiaries (the “Company”) reported net income of $16.7 million or $0.63 diluted earnings per common share for the third quarter 2013 and net income of $51.1 million or $1.90 diluted earnings per common share for the nine months ended September 30, 2013. These results compare to net income of $20.0 million or $0.73 diluted earnings per common share for the third quarter 2012 and net income of $62.0 million or $2.23 diluted earnings per common share for the nine months ended September 30, 2012. The nine months ended September 30, 2012 included a $1.3 million loss realized from the sale of a collateralized mortgage obligation bond which reduced net income by $750 thousand and a tax refund from an amended tax return which increased net income by $968 thousand.

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net interest income (FTE)	$41,224	$48,712	$127,687	$150,743
Provision for loan losses	(1,800)	(2,800)	(6,400)	(8,400)
Noninterest income	14,419	14,626	42,981	42,828
Noninterest expense	(27,758)	(29,269)	(84,627)	(88,651)
Income before taxes (FTE)	26,085	31,269	79,641	96,520
Income tax provision (FTE)	(9,347)	(11,247)	(28,520)	(34,529)
Net income	$16,738	$20,022	$51,121	$61,991

Average diluted common shares	26,705	27,565	26,919	27,821
Diluted earnings per common share	$0.63	$0.73	$1.90	$2.23

Average total assets	$4,830,475	$4,892,088	$4,859,473	$4,965,611
Net income to average total assets (annualized)	1.37%	1.63%	1.41%	1.67%
Net income to average common stockholders' equity (annualized)	12.42%	14.68%	12.70%	15.23%

Net income for the third quarter of 2013 was $3.3 million less than the same quarter of 2012, the net result of lower net interest and fee income (fully taxable equivalent or “FTE”) and noninterest income, partially offset by decreases in loan loss provision, noninterest expense and income tax provision (FTE). A decrease in net interest and fee income (FTE) was mostly attributed to lower average balances of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments, lower average balances of interest-bearing deposits and lower rates paid on interest-bearing deposits. The provision for loan losses was reduced, reflecting Management's evaluation of losses inherent in the loan portfolio; net loan losses and nonperforming loan volumes have declined relative to earlier periods. Noninterest expense decreased $1.5 million primarily due to reduced personnel costs, loan administration costs, and expenses related to other real estate owned.

Comparing the first nine months of 2013 to the first nine months of 2012, net income decreased $10.9 million primarily due to lower net interest and fee income (FTE), partially offset by higher noninterest income and decreases in loan loss provision, noninterest expense and income tax provision (FTE). The lower net interest and fee income (FTE) was primarily caused by a lower average volume of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments, lower average balances of interest-bearing deposits and lower rates paid on interest-bearing deposits. The provision for loan losses was reduced, reflecting Management's evaluation of losses inherent in the loan portfolio; net loan losses and nonperforming loan volumes have declined relative to earlier periods. Noninterest expense decreased $4.0 million primarily due to reduced personnel costs, occupancy expense, professional fees and intangible asset amortization.

Net Interest and Fee Income (FTE)

Following is a summary of the components of net interest and fee income (FTE) for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Interest and fee income	$37,956	$45,272	$117,690	$140,470
Interest expense	(1,176)	(1,382)	(3,647)	(4,413)
FTE adjustment	4,444	4,822	13,644	14,686
Net interest income (FTE)	$41,224	$48,712	$127,687	$150,743

Average earning assets	$4,093,727	$4,160,953	$4,125,407	$4,116,471
Net interest margin (FTE) (annualized)	4.01%	4.67%	4.13%	4.89%

Net interest and fee income (FTE) for the third quarter 2013 decreased $7.5 million compared with the same period in 2012 to $41.2 million, mainly due to lower average balances of loans (down $361 million) and lower yields on interest-earning assets (down 0.68%), partially offset by higher average balances of investments (up $294 million), lower average balances of interest-bearing deposits (down $139 million) and lower rates paid on interest-bearing deposits (down 0.03%).

Comparing the first nine months of 2013 with the first nine months of 2012, net interest and fee income (FTE) decreased $23.1 million primarily due to by a lower average volume of loans (down $378 million) and lower yields on interest-earning assets (down 0.78%), partially offset by higher average balances of investments (up $387 million), lower average balances of interest-bearing deposits (down $136 million) and lower rates paid on interest-bearing deposits (down 0.03%).

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

At September 30, 2013, purchased FDIC covered loans represented 16 percent of the Company’s loan portfolio. Under the terms of the FDIC loss-sharing agreements, the FDIC is obligated to reimburse the Bank 80 percent of loan interest income foregone on covered loans. Such reimbursements are limited to the lesser of 90 days contractual interest or actual unpaid contractual interest at the time a principal loss is recognized in respect to the underlying loan. FDIC loss indemnification of covered non-residential assets expires February 6, 2014. For further information, see the Loan Portfolio Credit Risk section of this report.

Interest and Fee Income (FTE)

Interest and fee income (FTE) for the third quarter of 2013 decreased $7.7 million or 15.4% from the same period in 2012. The decrease was caused by lower average balances of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments. The total average balances of loans declined due to decreases in the average balances of commercial real estate loans (down $143 million), taxable commercial loans (down $62 million), consumer loans (down $67 million), residential real estate loans (down $57 million), tax-exempt commercial loans (down $21 million) and construction loans (down $10 million). The average investment portfolio increased largely due to higher average balances of corporate securities (up $209 million), collateralized mortgage obligations and mortgage backed securities (up $67 million) and municipal securities (up $54 million), partially offset by a $31 million decrease in average balances of securities of U.S. government sponsored entities. The average yield on the Company's earning assets decreased from 4.80% in the third quarter 2012 to 4.12% in the corresponding period of 2013. The composite yield on loans declined 0.35% to 5.35% mostly due to lower yields on commercial real estate loans (down 0.61%), consumer loans (down 0.62%), tax-exempt commercial loans (down 0.35%) and residential real estate loans (down 0.12%), partially offset by higher yields on taxable commercial loans (up 0.48%) and construction loans (up 4.37%). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. Yields on construction loans and taxable commercial loans increased primarily due to higher delinquent interest received on nonaccrual loans. The investment yields in general declined due to market rates. The investment portfolio yield decreased 0.66% to 3.06% primarily due to lower yields on collateralized mortgage obligations and mortgage backed securities (down 0.58%), municipal securities (down 0.61%) and corporate securities (down 0.55%).

Comparing the first nine months of 2013 with the first nine months of 2012, interest and fee income (FTE) was down $23.8 million. The decrease resulted from a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments. The total average balances of loans declined due to decreases in the average balances of commercial real estate loans (down $165 million), taxable commercial loans (down $71 million), consumer loans (down $52 million), residential real estate loans (down $54 million), tax-exempt commercial loans (down $23 million) and construction loans (down $13 million). The average investment portfolio increased largely due to higher average balances of corporate securities (up $209 million), collateralized mortgage obligations and mortgage backed securities (up $192 million) and municipal securities (up $42 million), partially offset by a $54 million decrease in average balances of securities of U.S. government sponsored entities. The average yield on the Company's earning assets decreased from 5.03% in the first nine months of 2012 to 4.25% in the corresponding period of 2013. The composite yield on loans declined 0.42% to 5.40% mostly due to lower yields on commercial real estate loans (down 0.49%), consumer loans (down 0.65%), taxable commercial loans (down 0.18%), residential real estate loans (down 0.14%) and tax-exempt loans (down 0.22%), partially offset by higher yields on construction loans (up 2.98%). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The yield on construction loans in the first nine months of 2013 was elevated due to delinquent interest received on nonaccrual loans. The investment yields in general declined due to market rates. The investment portfolio yield for the first nine months of 2013 decreased 0.78% to 3.18% compared with the same period in 2012 primarily due to lower yields on collateralized mortgage obligations and mortgage backed securities (down 0.82%), municipal securities (down 0.51%) and corporate securities (down 0.66%).

Interest Expense

Interest expense has been reduced by lowering rates paid on interest-bearing deposits and by reducing the volume of higher-cost funding sources. Lower-cost checking and savings deposits accounted for 86.9% of total average deposits in the third quarter 2013 compared with 83.5% in the third quarter 2012. Interest expense in the third quarter of 2013 decreased $206 thousand or 14.9% compared with the same period in 2012 due to lower rates paid on interest-bearing deposits and a shift from higher costing deposits to lower costing deposits. Interest-bearing liabilities declined due to lower average balances of time deposits $100 thousand or more (down $113 million), time deposits less than $100 thousand (down $34 million) and preferred money market savings (down $21 million), partially offset by higher average balances of regular savings (up $26 million) and money market savings (up $8 million). The average rate paid on interest-bearing liabilities was 0.18% in the third quarter 2013 compared with 0.21% in the third quarter 2012. Rates on interest-bearing deposits for the third quarter 2013 decreased 0.03% to 0.13% compared with third quarter 2012 primarily due to decreases in rates paid on time deposits less than $100 thousand (down 0.09%) and time deposits $100 thousand or more (down 0.01%).

Comparing the first nine months of 2013 with the first nine months of 2012, interest expense declined $766 thousand or 17.4% due to lower average balances of interest-bearing deposits and short-term borrowings, and lower rates paid on interest-bearing deposits. Lower-cost checking and savings deposits accounted for 85.8% of total average deposits in the first nine months of 2013 compared with 82.2% in the first nine months of 2012. Average interest-bearing liabilities during the first nine months of 2013 fell $168 million compared with the first nine months of 2012 primarily due to declines in the average balances of time deposits $100 thousand or more (down $122 million) and time deposits less than $100 thousand (down $38 million), preferred money market accounts (down $23 million) and customer sweep accounts (down $31 million), partially offset by increases in the average balances of regular savings (up $29 million) and money market savings (up $14 million). Rates paid on interest-bearing deposits averaged 0.14% during the first nine months of 2013 compared with 0.17% for the first nine months of 2012 as a result of decreases in rates paid on time deposits less than $100 thousand (down 0.11%) and time deposits $100 thousand or more (down 0.02%).

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2013	2012	2013	2012

Yield on earning assets (FTE)	4.12%	4.80%	4.25%	5.03%
Rate paid on interest-bearing liabilities	0.18%	0.21%	0.19%	0.21%
Net interest spread (FTE)	3.94%	4.59%	4.06%	4.82%
Impact of all other net noninterest bearing funds	0.07%	0.08%	0.07%	0.07%
Net interest margin (FTE)	4.01%	4.67%	4.13%	4.89%

During the third quarter of 2013, the net interest margin (FTE) decreased 0.66% compared with the same period in 2012. Lower yields on earning assets were partially offset by lower rates paid on interest-bearing liabilities and resulted in a 0.65% decrease in net interest spread (FTE). The 0.07% net interest margin contribution of noninterest-bearing demand deposits resulted in the net interest margin (FTE) of 4.01%. During the first nine months of 2013, the net interest margin (FTE) decreased 0.76% compared with the first nine months of 2012. The net interest spread (FTE) in the first nine months of 2013 was 4.06% compared with 4.82% in the first nine months of 2012, the net result of a 0.78% decrease in earning asset yields, partially offset by lower cost of interest-bearing liabilities (down 0.02%).

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

	For the Three Months Ended September 30, 2013
	Average Balance	Interest Income/ Expense	Yields/ Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$868,008	$3,722	1.72%
Tax-exempt (1)	181,954	2,674	5.88%
Held to maturity
Taxable	415,241	1,780	1.71%
Tax-exempt (1)	726,135	8,591	4.73%
Loans:
Commercial:
Taxable	245,292	3,915	6.33%
Tax-exempt (1)	104,344	1,482	5.63%
Commercial real estate	847,154	13,276	6.22%
Real estate construction	15,002	364	9.63%
Real estate residential	202,540	1,736	3.43%
Consumer	488,057	4,860	3.95%
Total loans (1)	1,902,389	25,633	5.35%
Total interest-earning assets (1)	4,093,727	$42,400	4.12%
Other assets	736,748
Total assets	$4,830,475

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,699,169	$-	-%
Savings and interest-bearing transaction	1,889,808	294	0.06%
Time less than $100,000	224,274	258	0.46%
Time $100,000 or more	317,630	257	0.32%
Total interest-bearing deposits	2,431,712	809	0.13%
Short-term borrowed funds	56,844	20	0.14%
Term repurchase agreement	10,000	25	0.98%
Federal Home Loan Bank advances	25,663	122	1.89%
Debt financing	15,000	200	5.35%
Total interest-bearing liabilities	2,539,219	$1,176	0.18%
Other liabilities	57,453
Shareholders' equity	534,634
Total liabilities and shareholders' equity	$4,830,475
Net interest spread (1) (2)			3.94%
Net interest and fee income and interest margin (1) (3)		$41,224	4.01%

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

	For the Nine Months Ended September 30, 2013
	Average Balance	Interest Income/ Expense	Yields/ Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$797,721	$10,879	1.82%
Tax-exempt (1)	187,400	7,943	5.65%
Held to maturity
Taxable	442,962	5,747	1.73%
Tax-exempt (1)	706,387	26,397	4.98%
Loans:
Commercial:
Taxable	258,995	12,024	6.21%
Tax-exempt (1)	109,255	4,795	5.87%
Commercial real estate	877,490	41,130	6.27%
Real estate construction	15,657	988	8.44%
Real estate residential	217,704	5,711	3.50%
Consumer	511,836	15,720	4.11%
Total loans (1)	1,990,937	80,368	5.40%
Total Interest-earning assets (1)	4,125,407	$131,334	4.25%
Other assets	734,066
Total assets	$4,859,473

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,657,819	$-	-%
Savings and interest-bearing transaction	1,905,341	882	0.06%
Time less than $100,000	231,922	830	0.48%
Time $100,000 or more	358,874	843	0.31%
Total interest-bearing deposits	2,496,137	2,555	0.14%
Short-term borrowed funds	58,548	58	0.13%
Term repurchase agreement	10,000	73	0.98%
Federal Home Loan Bank advances	25,719	360	1.87%
Debt financing	15,000	601	5.35%
Total interest-bearing liabilities	2,605,404	$3,647	0.19%
Other liabilities	57,931
Shareholders' equity	538,319
Total liabilities and shareholders' equity	$4,859,473
Net interest spread (1) (2)			4.06%
Net interest and fee income and interest margin (1) (3)		$127,687	4.13%

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

Summary of Changes in Interest Income and Expense due to Changes in Average Asset & Liability Balances and Yields Earned & Rates Paid

The following tables set forth a summary of the changes in interest income and interest expense due to changes in average asset and liability balances (volume) and changes in average interest yields/rates for the periods indicated. Changes not solely attributable to volume or yield/rate have been allocated in proportion to the respective volume and yield/rate components.

Summary of Changes in Interest Income and Expense

	Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Available for sale
Taxable	$1,691	$(863)	$828
Tax-exempt (1)	(410)	29	(381)
Held to maturity
Taxable	(583)	(448)	(1,031)
Tax-exempt (1)	1,101	(1,410)	(309)
Loans:
Commercial:
Taxable	(960)	357	(603)
Tax-exempt (1)	(292)	(104)	(396)
Commercial real estate	(2,301)	(1,438)	(3,739)
Real estate construction	(174)	203	29
Real estate residential	(493)	(79)	(572)
Consumer	(716)	(804)	(1,520)
Total loans (1)	(4,936)	(1,865)	(6,801)
Total decrease in interest and fee income (1)	(3,137)	(4,557)	(7,694)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	1	(8)	(7)
Time less than $100,000	(44)	(57)	(101)
Time $100,000 or more	(91)	(12)	(103)
Total interest-bearing deposits	(134)	(77)	(211)
Short-term borrowed funds	(1)	6	5
Term repurchase agreement	-	-	-
Federal Home Loan Bank advances	(1)	1	-
Debt financing	-	-	-
Total decrease in interest expense	(136)	(70)	(206)
Decrease in net interest and fee income (1)	$(3,001)	$(4,487)	$(7,488)

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

	Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Available for sale
Taxable	$5,007	$(2,359)	$2,648
Tax-exempt (1)	(1,342)	(382)	(1,724)
Held to maturity
Taxable	(49)	(1,715)	(1,764)
Tax-exempt (1)	3,037	(3,109)	(72)
Loans:
Commercial:
Taxable	(3,323)	(443)	(3,766)
Tax-exempt (1)	(1,014)	(208)	(1,222)
Commercial real estate	(8,015)	(3,650)	(11,665)
Real estate construction	(687)	488	(199)
Real estate residential	(1,419)	(277)	(1,696)
Consumer	(1,781)	(2,581)	(4,362)
Total loans (1)	(16,239)	(6,671)	(22,910)
Total decrease in interest and fee income (1)	(9,586)	(14,236)	(23,822)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	9	(61)	(52)
Time less than $100,000	(155)	(199)	(354)
Time $100,000 or more	(291)	(62)	(353)
Total interest-bearing deposits	(437)	(322)	(759)
Short-term borrowed funds	(26)	21	(5)
Term repurchase agreement	(1)	-	(1)
Federal Home Loan Bank advances	(1)	-	(1)
Debt financing	-	-	-
Total decrease in interest expense	(465)	(301)	(766)
Decrease in net interest and fee income (1)	$(9,121)	$(13,935)	$(23,056)

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

The Company provided $1.8 million for loan losses in the third quarter 2013, $2.8 million in the third quarter 2012, $6.4 million in the first nine months of 2013 and $8.4 million in the first nine months of 2012. The reduced provision for loan losses for the second and third quarters 2013 reflects Management’s current evaluation of credit quality for the loan portfolio. The Company recorded purchased County Bank and Sonoma Valley Bank loans at estimated fair value upon the acquisition dates, February 6, 2009 and August 20, 2010, respectively. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans are “covered” by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Service charges on deposit accounts	$6,433	$6,847	$19,427	$20,969
Merchant processing services	2,151	2,411	6,973	7,333
Debit card fees	1,467	1,308	4,302	3,816
ATM processing fees	701	782	2,128	2,648
Other service fees	716	729	2,174	2,122
Trust fees	567	540	1,720	1,526
Financial services commissions	150	175	614	540
Loss on sale of securities	-	-	-	(1,287)
Other noninterest income	2,234	1,834	5,643	5,161
Total	$14,419	$14,626	$42,981	$42,828

Noninterest income for the third quarter 2013 decreased $207 thousand from the same period in 2012. Service charges on deposits decreased $414 thousand or 6.0% due to declines in fees charged on overdrawn and insufficient funds accounts (down $237 thousand) and lower deficit fees charged on analyzed accounts (down $164 thousand), partially offset by fee increases on savings accounts. Merchant processing services decreased $260 thousand or 10.8% primarily due to lower transaction volumes. Debit card fees increased $159 thousand or 12.2% primarily due to increased transactions. Other noninterest income increased $400 thousand mostly due to increased recoveries on purchased loans which exceeded the related fair value carrying amounts.

In the first nine months of 2013, noninterest income increased $153 thousand compared with the first nine months of 2012. The first nine months of 2012 included $1.3 million in securities losses. Debit card fees increased $486 thousand or 12.7% primarily due to increased transactions. Trust fees increased $194 thousand or 12.7% due to improved sales. Other noninterest income increased $482 thousand mostly due to increased recoveries on purchased loans which exceeded the related fair value carrying amounts. Service charges on deposits decreased $1.5 million or 7.4% due to declines in fees charged on overdrawn and insufficient funds accounts (down $840 thousand) and lower deficit fees charged on analyzed accounts (down $589 thousand), partially offset by fee increases on savings accounts. ATM processing fees decreased $520 thousand or 19.6% mainly because the Bank customers had fewer transactions at non-Westamerica ATMs and other cash dispensing terminals. Merchant processing services decreased $360 thousand or 4.9% primarily due to lower transaction volumes.

[The remainder of this page intentionally left blank]

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2013	2012	2013	2012
	(In thousands)

Salaries and related benefits	$13,826	$14,294	$42,293	$43,833
Occupancy	3,829	3,901	11,353	11,609
Outsourced data processing services	2,139	2,156	6,436	6,318
Amortization of identifiable intangibles	1,163	1,336	3,547	4,076
Furniture and equipment	974	991	2,875	2,883
Professional fees	730	786	2,109	2,455
Courier service	725	772	2,204	2,350
Other real estate owned	179	679	791	912
Other noninterest expense	4,193	4,354	13,019	14,215
Total	$27,758	$29,269	$84,627	$88,651

Noninterest expense decreased $1.5 million in the third quarter 2013 compared with the same period in 2012 primarily due to lower personnel costs and loan administration costs. Salaries and related benefits declined $468 thousand or 3.2% due to employee attrition and lower employee benefit costs. Expenses relating to other real estate owned decreased $500 thousand or 7.4% primarily due to lower writedowns and maintenance expenses. Amortization of identifiable intangibles decreased $173 thousand as such assets are amortized on a declining balance method. Other noninterest expense decreased $161 thousand primarily due to lower administration expenses related to nonperforming loans.

In the first nine months of 2013, noninterest expense decreased $4.0 million compared with the first nine months of 2012. Salaries and related benefits decreased $1.5 million or 3.5% primarily due to employee attrition and decreases in employee benefit costs. Amortization of identifiable intangibles decreased $529 thousand as such assets are amortized on a declining balance method. Professional fees declined $346 thousand or 14.1% due to lower legal fees associated with nonperforming assets. Occupancy expense decreased $256 thousand or 2.2% mainly due to lower lease rates on bank premises and utility costs. Expenses relating to other real estate owned decreased $121 thousand mainly due to lower maintenance expense. Other noninterest expense decreased $1.2 million primarily due to lower administration expenses related to nonperforming loans and decreases in limited partnership operating losses, postage and customer check printing expenses.

Provision for Income Tax

During the third quarter 2013, the Company’s income tax provision (FTE) was $9.3 million, compared to $11.2 million in the third quarter 2012. The third quarter 2013 provision represents an effective tax rate (FTE) of 35.8%, compared with 36.0% for the third quarter 2012. The income tax provision (FTE) was $28.5 million for the first nine months of 2013 compared to $34.5 million for the corresponding period of 2012. The first nine months of 2013 effective tax rate (FTE) was 35.8% compared to 35.8% for the same period of 2012. The tax provision (FTE) for the first nine months of 2012 included a $968 thousand tax refund from an amended 2006 federal income tax return. This claim for tax refund was processed by the Internal Revenue Service in conjunction with the conclusion of an examination of the Company’s 2008 federal income tax return.

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

Effective January 1, 2014, the new law eliminates the net interest deduction for enterprise zone loans and the hiring credits are significantly altered. The Company is currently evaluating the impact of the new laws on its tax provision, particularly hiring tax credits provided under the new laws, which replace expiring tax credits. However, the Company does not expect a significant change in its tax provision due to the new laws; the tax benefits recognized from the current enterprise zone tax incentive program for the nine months ended September 30, 2013 were $91 thousand, net of federal income tax consequences.

Investment Portfolio

The carrying value of the Company’s investment securities portfolio was $2.2 billion as of September 30, 2013, an increase of $219.8 million or 11.1% compared to December 31, 2012.

Management continually evaluates the Company’s investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, and the level of interest rate risk to which the Company is exposed.  These evaluations may cause Management to change the level of funds the Company deploys into investment securities, change the composition of the Company’s investment securities portfolio, and change the proportion of investments allocated into the available for sale and held to maturity investment categories.

During the first nine months of 2013, the Company reduced its positions in mortgage-backed securities in an effort to manage extension risk. The Company re-invested these proceeds, in part, into floating rate corporate bonds and state and municipal bond holdings. As of September 30, 2013, substantially all of the Company’s invetment securities continue to be investment grade rated by one or more major rating agency. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities.

At September 30, 2013, the Company’s investment securities portfolios included securities issued by 799 state and local government municipalities and agencies located within 46 states with a fair value of $932.1 million.  The largest exposure to any one municipality or agency was $5.3 million (fair value) represented by two revenue bonds.

At December 31, 2012, the Company’s investment securities portfolios included securities issued by 829 state and local government municipalities and agencies located within 45 states with a fair value of $917.8 million.  The largest exposure to any one municipality or agency was $5.4 million (fair value) represented by two revenue bonds.

The Company’s procedures for evaluating investments in securities issued by states, municipalities and political subdivisions are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.  Credit ratings are considered in our analysis only as a guide to the historical default rate associated with similarly-rated bonds.  There have been no significant differences in our internal analyses compared with the ratings assigned by the third party credit rating agencies.

[The remainder of this page intentionally left blank]

The following tables summarize the total general obligation and revenue bonds in the Company’s investment securities portfolios as of dates indicated identifying the state in which the issuing government municipality or agency operates.

	At September 30, 2013
	Amortized Cost	Fair Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$121,676	$122,306
Pennsylvania	53,044	52,458
Washington	48,733	47,969
Texas	36,566	36,529
Oregon	29,387	30,232
Other (33 states)	306,169	303,177
Total general obligation bonds	$595,575	$592,671

Revenue bonds:
California	$64,489	$66,160
Pennsylvania	29,537	29,302
Colorado	20,209	19,764
Other (37 states)	226,259	224,170
Total revenue bonds	$340,494	$339,396
Total obligations of states and political subdivisions	$936,069	$932,067

	At December 31, 2012
	Amortized Cost	Fair Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$96,102	$100,507
Pennsylvania	49,074	50,709
Washington	37,457	39,134
Texas	36,641	38,334
Oregon	31,303	33,241
Illinois	31,468	32,331
Other (32 states)	261,982	271,910
Total general obligation bonds	$544,027	$566,166

Revenue bonds:
California	$73,550	$77,075
Pennsylvania	29,538	30,794
Colorado	21,706	22,439
Washington	19,051	20,155
Other (37 states)	193,699	201,189
Total revenue bonds	$337,544	$351,652
Total obligations of states and political subdivisions	$881,571	$917,818

At September 30, 2013, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 28 revenue sources.  The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following table.

	At September 30, 2013
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source
Water	$68,734	$69,312
Sewer	49,663	49,444
Sales tax	34,316	33,807
Lease (abatement)	21,946	22,301
Lease (renewal)	22,310	21,915
Tax increment/allocation	16,981	17,290
Other	126,544	125,327
Total revenue bonds by revenue source	$340,494	$339,396

At December 31, 2012, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements.  The revenue bonds were payable from 27 revenue sources.  The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following table.

	At December 31, 2012
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source
Water	$69,216	$73,170
Sewer	43,303	45,459
Sales tax	31,713	33,441
Lease (abatement)	25,324	26,382
Lease (renewal)	21,913	22,724
Tax increment/allocation	18,365	18,974
Other	127,710	131,502
Total revenue bonds by revenue source	$337,544	$351,652

See Note 3 to the unaudited consolidated financial statements for additional information related to the investment securities.

Loan Portfolio Credit Risk

The risk that loan customers will not repay loans extended by the Bank is a significant risk to the Company. The Company closely monitors the markets in which it conducts its lending operations and follows a strategy to control exposure to loans with high credit risk. The Bank’s organization structure separates the functions of business development and loan underwriting; Management believes this segregation of duties avoids inherent conflicts of combining business development and loan approval functions. In measuring and managing credit risk, the Company adheres to the following practices.

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

Nonperforming Assets

	At September 30,		At December 31,
	2013	2012	2012
	(In thousands)
Originated:
Nonperforming nonaccrual loans	$5,786	$9,870	$10,016
Performing nonaccrual loans	1,093	3,169	1,759
Total nonaccrual loans	6,879	13,039	11,775
Accruing loans 90 or more days past due	392	433	455
Total nonperforming loans	7,271	13,472	12,230
Other real estate owned	3,162	11,539	9,295
Total nonperforming assets	$10,433	$25,011	$21,525

Purchased covered:
Nonperforming nonaccrual loans	$24,348	$19,584	$11,698
Performing nonaccrual loans	1,937	1,014	1,323
Total nonaccrual loans	26,285	20,598	13,021
Accruing loans 90 or more days past due	23	59	155
Total nonperforming loans	26,308	20,657	13,176
Other real estate owned	9,273	12,437	13,691
Total nonperforming assets	$35,581	$33,094	$26,867

Purchased non-covered:
Nonperforming nonaccrual loans	$2,664	$7,823	$7,038
Performing nonaccrual loans	701	2,260	461
Total nonaccrual loans	3,365	10,083	7,499
Accruing loans 90 or more days past due	-	1	4
Total nonperforming loans	3,365	10,084	7,503
Other real estate owned	2,535	3,303	3,366
Total nonperforming assets	$5,900	$13,387	$10,869

The Bank’s commercial loan customers are primarily small businesses and professionals. As a result, average loan balances are relatively small, providing risk diversification within the overall loan portfolio. At September 30, 2013, the Bank’s nonaccrual loans reflected this diversification: nonaccrual originated loans with a carrying value totaling $7 million comprised twelve borrowers, nonaccrual purchased covered loans with a carrying value totaling $26 million comprised twenty five borrowers, and nonaccrual purchased non-covered loans with a carrying value totaling $3 million comprised ten borrowers.

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

Purchased Covered Assets

	At September 30,		At December 31,	At February 6,
	2013	2012	2012	2009
	(In thousands)

Non-residential assets	$297,472	$429,649	$384,285	$1,298,526
Residential assets	21,921	27,458	25,570	40,955
Total indemnified assets	319,393	457,107	409,855	1,339,481
Credit risk discount	(14,489)	(27,241)	(26,128)	(161,203)
Other adjustments	749	935	2,247	5,407
Carrying value of covered assets	$305,653	$430,801	$385,974	$1,183,685

Comprised of:
Purchased covered loans	$296,380	$418,364	$372,283	$1,174,353
Covered other real estate owned	9,273	12,437	13,691	9,332
Carrying value of covered assets	$305,653	$430,801	$385,974	$1,183,685

Aggregate indemnified losses from February 6, 2009 through September 30, 2013 have been $139 million, which includes principal losses, loss in value of other real estate owned, loss on sale of other real estate owned, and reimbursement of incurred collection and asset management expenses such as legal fees, property taxes, appraisals and other customary expenses. Purchased covered asset principal losses have been primarily offset against the estimated credit risk discount, although some losses exceeding the purchase date estimated credit risk discount have been provided for and charged-off against the allowance for credit losses.

Purchased covered assets are evaluated for risk classification without regard to FDIC indemnification such that Management can identify purchased covered assets with potential payment problems and devote appropriate credit administration practices to maximize collections. Classified purchased covered assets without regard to FDIC indemnification totaled $102 million, $130 million and $122 million at September 30, 2013, September 30, 2012 and December 31, 2012, respectively.

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

The following table summarizes the allowance for credit losses, loans charged off and recoveries of loans previously charged off for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$33,619	$34,216	$32,927	$35,290
Provision for loan losses	1,800	2,800	6,400	8,400
Provision for unfunded commitments	-	-	-	-
Loans charged off
Commercial	(637)	(65)	(2,687)	(3,623)
Commercial real estate	(117)	(168)	(656)	(1,116)
Real estate construction	-	(2,091)	-	(2,091)
Real estate residential	-	(224)	(109)	(1,156)
Consumer and other installment	(909)	(1,439)	(3,114)	(4,303)
Purchased covered loans	(79)	(111)	(955)	(723)
Purchased non-covered loans	-	(535)	(116)	(560)
Total chargeoffs	(1,742)	(4,633)	(7,637)	(13,572)
Recoveries of loans previously charged off
Commercial	326	500	1,084	1,117
Commercial real estate	30	145	128	178
Real estate construction	-	26	-	224
Consumer and other installment	516	589	1,624	1,968
Purchased covered loans	60	16	83	54
Total recoveries	932	1,276	2,919	3,541
Net loan losses	(810)	(3,357)	(4,718)	(10,031)
Balance, end of period	$34,609	$33,659	$34,609	$33,659
Components:
Allowance for loan losses	$31,916	$30,966
Liability for off-balance sheet credit exposure	2,693	2,693
Allowance for credit losses	$34,609	$33,659
Net loan losses:
Originated loans	$(791)	$(2,727)	$(3,730)	$(8,802)
Purchased covered loans	(19)	(95)	(872)	(669)
Purchased non-covered loans	-	(535)	(116)	(560)
Net loan losses as a percentage of average loans (annualized):
Originated loans	0.20%	0.63%	0.31%	0.66%
Purchased covered loans	0.02%	0.09%	0.34%	0.19%
Purchased non-covered loans	0.00%	2.19%	0.24%	0.69%

The Company's allowance for credit losses is maintained at a level considered appropriate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, FDIC loss-sharing indemnification, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectability of principal is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. The Company performs impairment evaluations for all classified loans and nonaccrual loans with outstanding principal balances in excess of $500 thousand, and all “troubled debt restructurings.” A second allocation is based in part on quantitative analyses of historical credit loss experience, in which historical originated classified credit balances are analyzed using a statistical model to determine standard loss rates for originated loans. The results of this analysis are applied to originated classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, originated loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Given current economic conditions, Management is applying further analysis to originated consumer loans. Current levels of originated consumer installment loan losses are compared to initial allowance allocations and, based on Management’s judgment, additional allocations are applied, if needed, to estimate losses. For originated residential real estate loans, Management is comparing ultimate loss rates on foreclosed residential real estate properties and applying such loss rates to nonaccrual originated residential real estate loans. Based on this analysis, Management exercises judgment in allocating additional allowance if deemed appropriate to estimate losses on originated  consumer loans. Last, allocations are made to originated non-classified commercial and commercial real estate loans based on historical loss rates and other statistical data.

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The external factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of September 30, 2013 are: economic and business conditions $1.1 million, external competitive issues $800 thousand, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $800 thousand, adequacy of lending Management and staff $800 thousand, loan policies and procedures $800 thousand, purchased loans $1.0 million, concentrations of credit $800 thousand, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.

	Allowance for Credit Losses For the Three Months Ended September 30, 2013
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,384	$11,275	$478	$532	$2,603	$-	$285	$11,369	$30,926
Additions:
Provision	102	447	53	(104)	1,154	-	1,300	(1,152)	1,800
Deductions:
Chargeoffs	(637)	(117)	-	-	(909)	-	(79)	-	(1,742)
Recoveries	326	30	-	-	516	-	60	-	932
Net loan losses	(311)	(87)	-	-	(393)	-	(19)	-	(810)
Balance at end of period	4,175	11,635	531	428	3,364	-	1,566	10,217	31,916
Liability for off-balance sheet credit exposure	1,613	-	103	-	483	-	-	494	2,693
Total allowance for credit losses	$5,788	$11,635	$634	$428	$3,847	$-	$1,566	$10,711	$34,609

	Allowance for Credit Losses For the Nine Months Ended September 30, 2013
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,445	$10,063	$484	$380	$3,194	$-	$1,005	$8,663	$30,234
Additions:
Provision	(667)	2,100	47	157	1,660	116	1,433	1,554	6,400
Deductions:
Chargeoffs	(2,687)	(656)	-	(109)	(3,114)	(116)	(955)	-	(7,637)
Recoveries	1,084	128	-	-	1,624	-	83	-	2,919
Net loan losses	(1,603)	(528)	-	(109)	(1,490)	(116)	(872)	-	(4,718)
Balance at end of period	4,175	11,635	531	428	3,364	-	1,566	10,217	31,916
Liability for off-balance sheet credit exposure	1,613	-	103	-	483	-	-	494	2,693
Total allowance for credit losses	$5,788	$11,635	$634	$428	$3,847	$-	$1,566	$10,711	$34,609

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At September 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$100	$550	$-	$-	$-	$-	$465	$-	$1,115
Collectively evaluated for impairment	5,688	11,085	634	428	3,847	-	1,101	10,711	33,494
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$5,788	$11,635	$634	$428	$3,847	$-	$1,566	$10,711	$34,609
Carrying value of loans:
Individually evaluated for impairment	$2,427	$4,305	$-	$-	$-	$3,771	$23,004	$-	$33,507
Collectively evaluated for impairment	308,070	599,865	9,223	185,830	413,370	51,543	270,916	-	1,838,817
Purchased loans with evidence of credit deterioration	-	-	-	-	-	2,524	2,460	-	4,984
Total	$310,497	$604,170	$9,223	$185,830	$413,370	$57,838	$296,380	$-	$1,877,308

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

Interest Rate Risk

Interest rate risk is a significant market risk affecting the Company. Many factors affect the Company’s exposure to interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships, and re-pricing characteristics of financial instruments.  Assets and liabilities may mature or re-price at different times. Assets and liabilities may re-price at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The timing and amount of cash flows of various assets or liabilities may shorten or lengthen as interest rates change. In addition, the changing levels of interest rates may have an impact on loan demand, demand for various deposit products, credit losses, and other elements of earnings such as account analysis fees on commercial deposit accounts and correspondent bank service charges.

The Company’s earnings are affected not only by general economic conditions, but also by the monetary and fiscal policies of the U.S. and its agencies, particularly the Federal Reserve Bank (the “FRB”).  The monetary policies of the FRB can influence the overall growth of loans, investment securities, and deposits and the level of interest rates earned on assets and paid for liabilities.  The nature and impact of future changes in monetary policies are generally not predictable.

The Federal Open Market Committee’s September 18, 2013 press release stated ”the Committee decided to keep the target range for the federal funds rate at 0 to 1/4 percent and currently anticipates that this exceptionally low range for the federal funds rate will be appropriate at least as long as the unemployment rate remains above 6-1/2 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the Committee’s 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored. In determining how long to maintain a highly accommodative stance of monetary policy, the Committee will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. When the Committee decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2 percent”. In this context, Management’s most likely earnings forecast for the twelve months ending September 30, 2014 assumes market interest rates remain relatively stable and yields on newly originated or refinanced loans and on purchased investment securities will reflect current interest rates, which are lower than yields on the Company’s older dated loans and investment securities.

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

The Company’s asset and liability position ranged from slightly to modestly “liability sensitive” at September 30, 2013, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. A “liability sensitive” position results in a slightly larger change in interest expense than in interest income resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management’s interest rate risk management is currently biased toward stable interest rates in the near-term, and ultimately, rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97 percent and 96 percent of funding for average total assets in the nine months ended September 30, 2013 and the year 2012, respectively. The stability of the Company’s funding from customer deposits is reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

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

During 2012 and the first nine months of 2013, non-deposit funding has been obtained through short-term borrowings, a term repurchase agreement, Federal Home Loan Bank advances, and long-term debt financing. These non-deposit sources of funds comprise a modest portion of total funding.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $2.2 billion in total investment securities at September 30, 2013. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At September 30, 2013, such collateral requirements totaled approximately $770 million.

Westamerica Bancorporation ("Parent Company") is a separate entity apart from Westamerica Bank (“Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on outstanding debt. The $15 million note issued by the Parent Company, as described in Note 8 to the unaudited consolidated financial statements, matures October 31, 2013; the Company intends to retire the note with cash. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees. The Bank’s dividends paid to the Parent Company provided adequate cash flow for the Parent Company in the first nine months of 2013 and 2012 to pay shareholder dividends of $30 million and $31 million, respectively, and retire common stock in the amount of $40 million and $39 million, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

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

Capital Resources

The Company has historically generated relatively high levels of earnings, which provides a means of raising capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was 12.7% (annualized) in the first nine months of 2013, 14.9% in 2012 and 16.1% in 2011. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options totaled $9.2 million in the first nine months of 2013, $7.6 million in 2012 and $14.4 million in 2011.

The Company paid common dividends totaling $29.9 million in the first nine months of 2013, $41.0 million in 2012 and $41.7 million in 2011, which represent dividends per common share of $1.11, $1.48 and $1.45, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends gives the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to provide returns to shareholders. The Company repurchased and retired 873 thousand shares valued at $39.8 million in the first nine months of 2013, 1.1 million shares valued at $51.5 million in 2012 and 1.3 million shares valued at $60.5 million in 2011.

The Company's ratio of equity to total assets was 11.27% at September 30, 2013 and 11.31% at December 31, 2012.

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

Capital to Risk-Adjusted Assets

The following summarizes the ratios of regulatory capital to risk-adjusted assets for the Company on the dates indicated:

				Minimum	Well-capitalized
	At September 30,		At December 31,	Regulatory	by Regulatory
	2013	2012	2012	Requirement	Definition

Tier I Capital	14.59%	14.96%	15.06%	4.00%	6.00%
Total Capital	15.99%	16.22%	16.33%	8.00%	10.00%
Leverage ratio	8.61%	8.58%	8.56%	4.00%	5.00%

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

				Minimum	Well-capitalized
	At September 30,		At December 31,	Regulatory	by Regulatory
	2013	2012	2012	Requirement	Definition

Tier I Capital	13.37%	14.30%	14.14%	4.00%	6.00%
Total Capital	14.97%	15.78%	15.62%	8.00%	10.00%
Leverage ratio	7.84%	8.15%	7.99%	4.00%	5.00%

FDIC-covered assets are generally 20% risk-weighted due to the FDIC indemnification, which expires on February 6, 2019 as to residential real estate covered assets and on February 6, 2014 as to non-residential real estate covered assets. Subsequent to such dates, previously FDIC-indemnified assets will generally be included in the 100% risk-weight category.

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations. The rule’s provisions which would most affect the regulatory capital requirements of the Company and the Bank:

•	Introduce a new “Common Equity Tier 1” capital measurement,
•	Establish higher minimum levels of capital,
•	Introduce a “capital conservation buffer,” and
•	Increase the risk-weighting of certain assets, in particular construction loans, loans on nonaccrual status, loans 90 days or more past due, and deferred tax assets.

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

Generally, banking organizations that are not subject to the “advanced approaches rule” must begin complying with the final rule on January 1, 2015; on such date, the Company and the Bank become subject to the revised definitions of regulatory capital, the new minimum regulatory capital ratios, and various regulatory capital adjustments and deductions according to transition provisions and timelines. All banking organizations must begin calculating standardized total risk-weighted assets on January 1, 2015. The transition period for the capital conservation buffer for all banking organizations will begin on January 1, 2016 and end January 1, 2019. Any bank subject to the rule which is unable to maintain its “capital conservation buffer” will be restricted in the payment of discretionary executive compensation and shareholder distributions, such as dividends and share repurchases.

The final rule does not supersede the Federal Deposit Insurance Corporation Improvement Act (FDICIA) requiring federal banking agencies to take prompt corrective action (PCA) to resolve problems of insured depository institutions. The final rule revises the PCA thresholds to incorporate the higher minimum levels of capital, including the newly proposed “common equity tier 1” ratios.

Management has evaluated the capital structure and assets for the Company and the Bank as of September 30, 2013 assuming (1) the Federal Reserve’s final rule was currently fully phased-in and (2) the FDIC indemnification of the Bank’s purchased covered assets had expired, causing an increase in risk-weightings on such assets. Based on this evaluation, the Company and the Bank currently maintain capital in excess of all the final rule regulatory ratios, as follows:

			Final Rule	Proforma Measurements as of
	Final Rule		Minimum	September 30, 2013 Assuming Final
	Minimum	"Well-capitalized"	Plus "Capital	Rule Fully Phased-in and
	Capital	Under PCA	Conservation	Covered Asset Indemnification
	Requirement	Proposal	Buffer"	Expired
				Company	Bank
Capital Measurement:
Leverage	4.00%	5.00%	4.00%	8.60%	7.83%
Common Equity Tier 1	4.50%	6.50%	7.00%	13.41%	12.27%
Tier I Capital	6.00%	8.00%	8.50%	13.41%	12.27%
Total Capital	8.00%	10.00%	10.50%	14.56%	13.43%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2013.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.
(b) None
(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended September 30, 2013.

			(c)	(d)
			Total Number	Maximum Number
			of Shares	of Shares that May
	(a)	(b)	Purchased as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans
Period	Shares Purchased	Paid per Share	Plans or Programs*	or Programs
	(In thousands, except per share data)
July 1
through	74	$48.06	74	1,976
July 31
August 1
through	151	49.00	151	1,825
August 31
September 1
through	31	46.96	31	1,794
September 30
Total	256	$48.48	256	1,794

* Includes 2 thousand, 2 thousand and 1 thousand shares purchased in July, August and September, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares related to stock option plans and other ongoing requirements.

Shares were repurchased during the period from July 1 through July 24, 2013 pursuant to a program approved by the Board of Directors on July 26, 2012 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2013. Shares were repurchased during the period from July 25, 2013 through September 30, 2013 pursuant to a replacement program approved by the Board of Directors on July 25, 2013 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2014.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

The exhibit list required by this item is incorporated by reference to the Exhibit Index filed with this report.

[The remainder of this page intentionally left blank]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

WESTAMERICA BANCORPORATION
(Registrant)

/s/ JOHN "ROBERT" THORSON
John "Robert" Thorson
Senior Vice President and Chief Financial Officer
(Chief Financial and Accounting Officer and duly authorized officer)

Date: November 1, 2013

EXHIBIT INDEX

Exhibit 31.1:  Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:  Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101:  Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (ii) Consolidated Balance Sheets at September 30, 2013, and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and (vi) Notes to the unaudited Consolidated Financial Statements.