Form 10-K
period 2013-12-31
WESTAMERICA BANCORPORATION
filed 2014-02-27
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to______________.

Commission File Number: 001-09383
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [X] NO [   ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [   ] NO [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark if whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES [X] NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (section 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ] NO [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2013 as reported on the NASDAQ Global Select Market, was $1,169,919,408.79. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 18, 2014
26,409,146 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 24, 2014, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of natural disasters, including earthquakes, fire, flood, drought, and other disasters, on the uninsured value of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values, and (13) changes in the securities markets. The Company undertakes no obligation to update any forward-looking statements in this report. See also “Risk Factors” in Item 1A and other risk factors discussed elsewhere in this Report.

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

During the period 2000 through 2005, the Company acquired three additional banks. These acquisitions were accounted for using the purchase accounting method.

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

At December 31, 2013, the Company had consolidated assets of approximately $4.8 billion, deposits of approximately $4.2 billion and shareholders’ equity of approximately $543 million. The Company and its subsidiaries employed 914 full-time equivalent staff as of December 31, 2013.

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

Regulation and Supervision of Bank Holding Companies

The Company is a bank holding company subject to the BHCA. The Company reports to, is registered with, and may be examined by, the Board of Governors of the Federal Reserve System (“FRB”). The FRB also has the authority to examine the Company’s subsidiaries. The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and the Bank are subject to examination by, and may be required to file reports with, the Commissioner of the California Department of Business Oversight (the “Commissioner”).

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

Regulation and Supervision of Banks

The Bank is a California state-chartered Federal Reserve member bank and its deposits are insured by the FDIC. The Bank is subject to regulation, supervision and regular examination by the California Department of Business Oversight (“DBO”), and the Federal Reserve. The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of its activities and various other requirements.

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

On July 21, 2010, financial regulatory reform legislation entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

•
Centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws.

•	Restricted the preemption of state law by federal law and disallowed subsidiaries and affiliates of national banks from availing themselves of such preemption.
•	Applied the same leverage and risk-based capital requirements that would apply to insured depository institutions to most bank holding companies.
•
Required bank regulatory agencies to seek to make their capital requirements for banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•
Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund ("DIF") and increased the floor of the size of the DIF.

•
Imposed comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

•	Required large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.
•	Implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that would apply to all public companies, not just financial institutions.
•	Made permanent the $250 thousand limit for federal deposit insurance.
•	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
•
Amended the Electronic Fund Transfer Act ("EFTA") to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. While the Company’s assets are currently less than $10 billion, interchange fees charged by larger institutions may dictate the level of fees smaller institutions will be able to charge to remain competitive.

Many aspects of the Dodd-Frank Act are subject to rulemaking and implementation of new regulations and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally. Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees may increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

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

As of December 31, 2013, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 9 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to the standards for well capitalized depository institutions and for minimum capital requirements.

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations. See the section entitled “Capital to Risk-Adjusted Assets” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Company’s interpretation of the final rule in regard to its capital ratios.

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

FDICIA also implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation, and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts. The federal banking agencies may require an institution to submit an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s noncompliance with one or more standards.

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

Premiums for Deposit Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level, asset quality and supervisory rating ("CAMELS rating").

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

Community Reinvestment Act and Fair Lending Developments

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities including merger applications.

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

Sarbanes-Oxley includes very specific additional disclosure requirements and corporate governance rules, required the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees and public company shareholders. Sarbanes-Oxley addresses, among other matters: (i) independent audit committees for reporting companies whose securities are listed on national exchanges or automated quotation systems (the “Exchanges”) and expanded duties and responsibilities for audit committees; (ii) certification of financial statements by the chief executive officer and the chief financial officer; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (iv) a prohibition on insider trading during pension plan blackout periods; (v) disclosure of off-balance sheet transactions; (vi) a prohibition on personal loans to directors and officers under most circumstances with exceptions for certain normal course transactions by regulated financial institutions; (vii) expedited electronic filing requirements related to trading by insiders in an issuer’s securities on Form 4; (viii) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (ix) accelerated filing of periodic reports; (x) the formation of the Public Company Accounting Oversight Board (“PCAOB”) to regulate public accounting firms and the audit of public companies that are subject to the securities laws; (xi) auditor independence; (xii) internal control evaluation and reporting; and (xiii) various increased criminal penalties for violations of securities laws.

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

Declines in the housing market during recent years, with significantly reduced home prices and higher levels of foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. During the recent financial crisis and recession, liquidity within the financial system was challenged due to institutions evaluating counter-party risk, increasing margin requirements, and other liquidity reducing activities and actions. While liquidity returned to the United States financial system, a recurrence of economic weakness or asset valuation declines could reduce domestic liquidity levels. Further, global economic and financial difficulties, including within Europe, could reduce liquidity in the United States. The Company has no direct operating exposure to European sovereign debt; however, the Company clears daily transactions through large domestic banks which have global operations and exposure. Any resulting lack of available credit, volatility in the financial markets and reduced business activity could materially and adversely affect the Company’s business, financial condition and results of operations.

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

The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 26.5 million shares of common stock were outstanding at December 31, 2013. Pursuant to its stock option plans, at December 31, 2013, the Company had outstanding options for 2.1 million shares of common stock, of which 1.5 million were currently exercisable. As of December 31, 2013, 1.3 million shares of Company common stock remained available for grants under the Company’s stock option plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

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

The Company repurchases and retires its common stock in accordance with Board of Directors-approved share repurchase programs. At December 31, 2013, approximately 1.5 million shares remained available to repurchase under such plans. The Company has been active in repurchasing and retiring shares of its common stock when alternative uses of excess capital, such as acquisitions, have been limited. The Company could repurchase shares of its common stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were affected at lower prices.

Risks Related to the Nature and Geographical Location of the Company’s Business

The Company invests in loans that contain inherent credit risks that may cause the Company to incur losses.

The Company can provide no assurance that the credit quality of the loan portfolio will not deteriorate in the future and that such deterioration will not adversely affect the Company. As described in this report under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations, Loan Portfolio Credit Risk,” $251 million of the Company’s purchased loans as of December 31, 2013 are indemnified by the FDIC; such indemnification expired February 6, 2014 for approximately 92 percent of the indemnified loans and expires February 6, 2019 for approximately 8 percent of the indemnified loans.  The risk inherent in such loans will increase with the expiration of FDIC indemnification.

The Company’s operations are concentrated geographically in California, and poor economic conditions may cause the Company to incur losses.

Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2013, real estate served as the principal source of collateral with respect to approximately 58% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. The California economy is recovering from a severe recession. Much of the California real estate market  experienced a decline in values of varying degrees. This decline had an adverse impact on the business of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans. Generally, the counties surrounding and near San Francisco Bay have been recovering from the recent recession more soundly than counties in the California “Central Valley,” from Sacramento in the north to Bakersfield in the south. Approximately 27% of the Company’s loans are to borrowers in the California “Central Valley.” Economic conditions in California are subject to various uncertainties at this time, including the pace of recovery in construction and real estate sectors, the effect of drought on the agricultural sector and its infrastructure, and the California state government’s budgetary difficulties and fiscal condition. The Company can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.

The markets in which the Company operates are subject to the risk of earthquakes and other natural disasters.

All of the properties of the Company are located in California. Also, most of the real and personal properties which currently secure a majority of the Company’s loans are located in California. California is prone to earthquakes, brush and forest fires, flooding, drought and other natural disasters. In addition to possibly sustaining uninsured damage to its own properties, if there is a major earthquake, flood, drought, fire or other natural disaster, the Company faces the risk that many of its borrowers may experience uninsured property losses, or sustained job interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. A major earthquake, flood, prolonged drought, fire or other natural disaster in California could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

The recent financial crisis led to the failure or merger of a number of financial institutions. Financial institution failures can result in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Weak economic conditions can significantly weaken the strength and liquidity of financial institutions.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon on the business environment in the markets where the Company operates, in the State of California and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, healthy labor markets, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, high rates of unemployment, deflation, declines in business activity or consumer, investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

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

The value of securities in the Company’s investment securities portfolio may be negatively affected by disruptions in securities markets

The market for some of the investment securities held in the Company’s portfolio can be extremely volatile. Volatile market conditions may detrimentally affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks. There can be no assurance that the declines in market value will not result in other than temporary impairments of these assets, which would lead to loss recognition that could have a material adverse effect on the Company’s net income and capital levels.

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

Recently, the FRB has been providing vast amounts of liquidity into the banking system due to current economic and capital market conditions. The FRB has been purchasing large quantities of U.S. government securities, including agency-backed mortgage securities, increasing the demand for such securities thereby reducing interest rates. The FRB began reducing these activities in the fourth quarter 2013 which could reduce liquidity in the markets and cause interest rates to rise, thereby increasing funding costs to the Bank, reducing the availability of funds to the Bank to finance its existing operations, and causing fixed-rate investment securities and loans to decline in value.

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

The Company relies heavily on communications and information systems, including those of third party vendors and other service providers, to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s data processing, accounting, customer relationship management and other systems. Communication and information systems failures can result from a variety of risks including, but not limited to, events that are wholly or partially out of the Company’s control, such as telecommunication line integrity, weather, terrorist acts, natural disasters, accidental disasters, unauthorized breaches of security systems, cyber attacks, and other events. Although the Company devotes significant resources to maintain and regularly upgrade its systems and processes that are designed to protect the security of the Company’s computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to the Company and its customers, there is no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately corrected by the Company or its vendors. The occurrence of any such failures, interruptions or security breaches could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

On February 6, 2009, the Bank acquired approximately $1.2 billion in loans and repossessed loan collateral of the former County Bank from the FDIC as its receiver. At December 31, 2013, $250.7 million in loans and $7.8 million in repossessed loan collateral remained outstanding.  On August 20, 2010, the Bank acquired approximately $217 million in loans and repossessed loan collateral of the former Sonoma Valley Bank from the FDIC as its receiver. At December 31, 2013, $53.8 million in loans and $-0- million in repossessed loan collateral remained outstanding. These purchased assets had suffered substantial deterioration at the respective acquisition dates, and the Company can provide no assurance that they will not continue to deteriorate now that they are the Bank’s assets. If Management’s estimates of purchased asset fair values as of the acquisition dates are higher than ultimate cash flows, the recorded carrying amount of the assets may need to be reduced with a corresponding charge to earnings, net of FDIC loss indemnification on former County Bank assets.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Branch Offices and Facilities

Westamerica Bank is engaged in the banking business through 92 branch offices in 21 counties in Northern and Central California. WAB believes all of its offices are constructed and equipped to meet prescribed security requirements.

The Company owns 33 banking  office locations and one centralized administrative service center facility and leases 67 facilities. Most of the leases contain renewal options and provisions for rental increases, principally for changes in the cost of living index, and for changes in other operating costs such as property taxes and maintenance.

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

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WABC”. The following table shows the high and the low sales prices for the common stock, for each quarter, as reported by NASDAQ:

	High	Low
2013:
First quarter	$45.80	$42.59
Second quarter	46.56	41.76
Third quarter	50.78	45.73
Fourth quarter	57.59	48.29
2012:
First quarter	$49.53	$43.90
Second quarter	48.62	43.01
Third quarter	49.39	44.08
Fourth quarter	47.72	40.50

As of January 31, 2014, there were approximately 6,500 shareholders of record of the Company’s common stock.

The Company has paid cash dividends on its common stock in every quarter since its formation in 1972. See Item 8, Financial Statements and Supplementary Data, Note 20 to the Consolidated Financial Statements for recent quarterly dividend information. It is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, cash balances, financial condition and capital requirements of the Company and its subsidiaries as well as policies of the FRB pursuant to the BHCA. See Item 1, “Business - Supervision and Regulation.”

The notes to the consolidated financial statements included in this report contain additional information regarding the Company’s capital levels, capital structure, regulations affecting subsidiary bank dividends paid to the Company, the Company’s earnings, financial condition and cash flows, and cash dividends declared and paid on common stock.

[The remainder of this page intentionally left blank]

Stock performance

The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2013 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2003 and reinvestment of all dividends.

	Period ending
	2003	2004	2005	2006	2007	2008
Westamerica Bancorporation (WABC)	$100.00	$119.66	$111.48	$109.15	$98.81	$116.43
S&P 500 (SPX)	100.00	110.87	116.31	134.66	142.05	89.51
NASDAQ Bank Index (CBNK)	100.00	113.64	111.45	126.83	101.60	79.73

	Period ending
	2009	2010	2011	2012	2013
Westamerica Bancorporation (WABC)	$129.73	$133.47	$108.91	$109.16	$149.37
S&P 500 (SPX)	113.20	130.28	133.00	154.26	204.18
NASDAQ Bank Index (CBNK)	66.74	76.20	68.19	80.96	114.72

[The remainder of this page intentionally left blank]

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2013 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2008 and reinvestment of all dividends.

	Period ending
	2008	2009	2010	2011	2012	2013
Westamerica Bancorporation (WABC)	$100.00	$111.42	$114.64	$93.54	$93.76	$128.29
S&P 500 (SPX)	100.00	126.47	145.55	148.59	172.34	228.11
NASDAQ Bank Index (CBNK)	100.00	83.71	95.57	85.53	101.55	143.89

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended December 31, 2013 (in thousands, except per share data).

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	69	$52.39	69	1,725
November 1 through November 30	121	53.33	121	1,604
December 1 through December 31	136	54.78	136	1,468
Total	326	53.74	326	1,468

*
Includes 4 thousand, 10 thousand and 4 thousand shares purchased in October, November and December, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

Shares were repurchased during the fourth quarter of 2013 pursuant to a program approved by the Board of Directors on July 25, 2013 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2014.

[The remainder of this page intentionally left blank]

ITEM 6. SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2013 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and other information included elsewhere herein.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY
(Dollars in thousands, except per share data)

Year ended December 31:	2013	2012	2011	2010	2009
Interest and loan fee income	$154,396	$183,364	$207,979	$221,155	$241,949
Interest expense	4,671	5,744	8,382	12,840	19,380
Net interest income	149,725	177,620	199,597	208,315	222,569
Provision for loan losses	8,000	11,200	11,200	11,200	10,500
Noninterest income:
Net losses from securities	—	(1,287)	—	—	—
Gain on acquisition	—	—	—	178	48,844
Deposit service charges and other	57,011	58,309	60,097	61,276	63,167
Total noninterest income	57,011	57,022	60,097	61,454	112,011
Noninterest expense
Settlements	—	—	2,100	43	158
Other noninterest expense	112,614	116,885	125,578	127,104	140,618
Total noninterest expense	112,614	116,885	127,678	127,147	140,776
Income before income taxes	86,122	106,557	120,816	131,422	183,304
Provision for income taxes	18,945	25,430	32,928	36,845	57,878
Net income	67,177	81,127	87,888	94,577	125,426
Preferred stock dividends and discount accretion	—	—	—	—	3,963
Net income applicable to common equity	$67,177	$81,127	$87,888	$94,577	$121,463
Average common shares outstanding	26,826	27,654	28,628	29,166	29,105
Average diluted common shares outstanding	26,877	27,699	28,742	29,471	29,353
Shares outstanding at December 31	26,510	27,213	28,150	29,090	29,208
Per common share:
Basic earnings	$2.50	$2.93	$3.07	$3.24	$4.17
Diluted earnings	2.50	2.93	3.06	3.21	4.14
Book value at December 31	20.48	20.58	19.85	18.74	17.31
Financial Ratios:
Return on assets	1.38%	1.64%	1.78%	1.95%	2.39%
Return on common equity	12.48%	14.93%	16.14%	18.11%	25.84%
Net interest margin *	4.08%	4.79%	5.32%	5.54%	5.42%
Net loan losses to average loans
Originated loans	0.26%	0.72%	0.68%	0.79%	0.60%
Purchased covered loans	0.62%	0.18%	0.16%	—	—
Purchased non-covered loans	0.61%	0.11%	—	—	—
Efficiency ratio **	50.11%	46.01%	45.77%	44.13%	39.74%
Equity to assets	11.20%	11.31%	11.08%	11.06%	10.16%
Period End Balances:
Assets	$4,847,055	$4,952,193	$5,042,161	$4,931,524	$4,975,501
Originated loans	1,523,284	1,664,183	1,862,607	2,029,541	2,201,088
Purchased covered loans	250,670	372,283	535,278	692,972	855,301
Purchased non-covered loans	53,790	74,891	125,921	199,571	—
Allowance for loan losses	31,693	30,234	32,597	35,636	41,043
Investment securities	2,211,680	1,981,677	1,561,556	1,252,212	1,111,143
Deposits	4,163,781	4,232,492	4,249,921	4,132,961	4,060,208
Identifiable intangible assets and goodwill	140,230	144,934	150,302	156,277	157,366
Short-term borrowed funds	62,668	53,687	115,689	107,385	128,134
Federal Home Loan Bank advances	20,577	25,799	26,023	61,698	85,470
Term repurchase agreement	10,000	10,000	10,000	—	99,044
Debt financing and notes payable	—	15,000	15,000	26,363	26,497
Shareholders’ equity	542,934	560,102	558,641	545,287	505,448
Capital Ratios at Period End:
Total risk based capital	16.18%	16.33%	15.75%	15.50%	14.50%
Tangible equity to tangible assets	8.56%	8.64%	8.35%	8.15%	7.22%
Dividends Paid Per Common Share	$1.49	$1.48	$1.45	$1.44	$1.41
Common Dividend Payout Ratio	60%	51%	47%	45%	34%
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 52 through 91, as well as with the other information presented throughout the Report.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the banking industry. Application of these principles requires the Company to make certain estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment writedown or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

Net Income

During the three years ended December 31, 2013, market interest rates declined to low levels. The Federal Reserve’s Federal Open Market Committee has maintained highly accommodative monetary policies to influence interest rates to low levels in order to provide stimulus to the economy following the “financial crisis” recession. In the fourth quarter 2013, the Open Market Committee began a gradual removal of its accommodative monetary policies. The Company’s principal source of revenue is net interest and loan fee income, which represents interest earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest bearing liabilities”). The change in market interest rates in the three years ended December 31, 2013 has reduced the spread between interest rates on earning assets and interest bearing liabilities. As a result, the Company’s net interest income declined. The Company also earns revenue from service charges on deposit accounts, merchant processing services, debit card fees, and other fees (“noninterest income”). Service charges on deposit accounts are subject to laws and regulations; recent regulations and customer activity have caused service charges on deposit accounts to decline in the three years ended December 31, 2013; however, debit card fees and trust fees have increased due to higher transaction volumes and the Company’s sales efforts. The Company incurs noninterest expenses to deliver products and services to our customers. Management is focused on controlling noninterest expense levels.

Components of Net Income

Year ended December 31, (Dollars in thousands except per share amounts)	2013	2012	2011
Net interest and loan fee income *	$167,737	$197,027	$218,867
Provision for loan losses	(8,000)	(11,200)	(11,200)
Noninterest income	57,011	57,022	60,097
Noninterest expense	(112,614)	(116,885)	(127,678)
Income before income taxes *	104,134	125,964	140,086
Taxes *	(36,957)	(44,837)	(52,198)
Net income	$67,177	$81,127	$87,888
Net income per average fully-diluted common share	$2.50	$2.93	$3.06
Net income as a percentage of average shareholders’ equity	12.48%	14.93%	16.14%
Net income as a percentage of average total assets	1.38%	1.64%	1.78%

*	Fully taxable equivalent (FTE)

Comparing 2013 to 2012, net income decreased $14.0 million or 17.2%, primarily due to lower net interest and loan fee income (FTE), partially offset by decreases in loan loss provision, noninterest expense and income tax provision (FTE). The lower net interest and loan fee income (FTE) was primarily caused by a lower average volume of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments, lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits. The provision for loan losses was reduced, reflecting Management's evaluation of losses inherent in the loan portfolio; net loan losses and nonperforming loan volumes have declined relative to earlier periods. Noninterest expense decreased $4.3 million primarily due to reduced personnel costs, professional fees, loan administration costs, expenses related to other real estate owned and intangible asset amortization.

Comparing 2012 to 2011, net income decreased $6.8 million, primarily due to lower net interest income (FTE) and a $1.3 million loss on sale of securities, partially offset by decreases in noninterest expense and income tax provision (FTE). The lower net interest income (FTE) was primarily caused by a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments, lower average balances of interest-bearing liabilities and lower rates on interest-bearing deposits. The provision for loan losses remained the same, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest expense declined primarily due to a $2.1 million settlement accrual in 2011 and reduced costs related to personnel and nonperforming assets.

Net Interest and Loan Fee Income (FTE)

The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investment securities and interest expense paid on interest-bearing deposits and other borrowings. Comparing 2013 to 2012, net interest and loan fee income (FTE) decreased $29.3 million or 14.9% to $167.7 million. Net interest and loan fee income (FTE) in 2012 decreased $21.8 million or 10.0% from 2011, to $197.0 million.

Components of Net Interest and Loan Fee Income (FTE)

Year ended December 31, (Dollars in thousands)	2013	2012	2011
Interest and loan fee income	$154,396	$183,364	$207,979
Interest expense	(4,671)	(5,744)	(8,382)
FTE adjustment	18,012	19,407	19,270
Net interest and loan fee income (FTE)	$167,737	$197,027	$218,867
Net interest margin (FTE)	4.08%	4.79%	5.32%

Comparing 2013 with 2012, net interest and loan fee income (FTE) decreased $29.3 million or 14.9%, primarily due to a lower average volume of loans (down $360 million) and lower yields on interest-earning assets (down 74 basis points), partially offset by higher average balances of investments (up $355 million), lower average balances of interest-bearing liabilities (down $161 million) and lower rates paid on interest-bearing deposits (down 2 basis points).

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

In 2013, interest and loan fee income (FTE) was down $30.4 million or 15.0% from 2012. The decrease resulted from a lower average volume of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments. The total average balances of loans declined due to decreases in the average balances of commercial real estate loans (down $155 million), taxable commercial loans (down $63 million), consumer loans (down $57 million), residential real estate loans (down $53 million), tax-exempt commercial loans (down $22 million) and construction loans (down $11 million). The average investment portfolio increased largely due to higher average balances of corporate securities (up $205 million), collateralized mortgage obligations (up $172 million) and municipal securities (up $47 million), partially offset by  decreases in average balances of mortgage backed securities (down $37 million) and securities of U.S. government sponsored entities (down $30 million).

The average yield on the Company's earning assets decreased from 4.93% in 2012 to 4.19% in 2013. The composite yield on loans declined 41 basis points to 5.36% mostly due to lower yields on commercial real estate loans (down 45 basis points), consumer loans (down 62 basis points), residential real estate loans (down 14 basis points), taxable commercial loans (down 8 basis points) and tax-exempt loans (down 20 basis points). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The yield on construction loans in 2013 was elevated due to interest received on nonaccrual loans and discount accretion on purchased loans. The investment yields in general declined due to market rates. The investment portfolio yield decreased 71 basis points to 3.13% in 2013 primarily due to lower yields on collateralized mortgage obligations and mortgage backed securities (down 65 basis points), municipal securities (down 55 basis points) and corporate securities (down 46 basis points).

Comparing 2013 with 2012, interest expense declined $1.1 million or 18.7% due to lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits. Lower-cost checking and savings deposits accounted for 86.3% of total average deposits in 2013 compared with 82.8% in 2012. Average interest-bearing liabilities fell $161 million in 2013 compared with 2012 primarily due to declines in the average balances of time deposits $100 thousand or more (down $120 million) and time deposits less than $100 thousand (down $36 million), preferred money market accounts (down $23 million) and customer sweep accounts (down $23 million), partially offset by increases in the average balances of regular savings (up $25 million) and money market savings (up $17 million). Rates paid on interest-bearing deposits averaged 0.14% in 2013 compared with 0.16% for 2012 as a result of decreases in rates paid on time deposits less than $100 thousand (down 10 basis points).

Comparing 2012 with 2011, net interest and loan fee income (FTE) declined $21.8 million mostly due to a lower average volume of loans (down $422 million) and lower yields on interest earning assets (down 59 basis points), partially offset by higher average balances of investments (up $424 million), lower average balances of interest-bearing liabilities (down $103 million) and lower rates on interest-bearing deposits (down 9 basis points).

Interest and loan fee income (FTE) was down $24.5 million or 10.8% from 2012 to 2011. The decrease resulted from a lower average volume of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments. Average interest earning assets increased $2 million in 2012 compared with 2011 due to a $424 million increase in average investments, offset by a $422 million decrease in average loans. The average investment portfolio increased mostly due to higher average balances of collateralized mortgage obligations and mortgage backed securities (up $271 million), municipal securities (up $108 million) and corporate securities (up $92 million), partially offset by a $57 million decline in securities issued by U.S. government sponsored entities. The decrease in the average balance of the loan portfolio was attributable to decreases in average balances of commercial real estate loans (down $183 million), taxable commercial loans (down $118 million), construction loans (down $31 million), residential real estate loans (down $48 million), tax-exempt commercial loans (down $19 million) and consumer loans (down $22 million).

The average yield on earning assets in 2012 was 4.93% compared with 5.52% in 2011. The loan portfolio yield for 2012 compared with 2011 was lower by 22 basis points mostly due to lower yields on consumer loans (down 76 basis points), residential real estate loans (down 33 basis points) and tax-exempt commercial loans (down 35 basis points) and taxable commercial loans (down 9 basis points), partially offset by higher yields on commercial real estate loans (up 15 basis points). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The yield on commercial real estate loans in 2012 and 2011 was elevated due to interest received on nonaccrual loans and discount accretion on purchased loans. The investment portfolio yield decreased 76 basis points to 3.84% from 2012 to 2011 primarily due to lower yields on collateralized mortgage obligations and mortgage backed securities (down 118 basis points), municipal securities (down 55 basis points), and securities of U.S. government sponsored entities (down 26 basis points), partially offset by a 5 basis points increase in yields on corporate securities which contain floating interest rate structures.

Interest expense was reduced by lowering rates paid on interest-bearing deposits and borrowings and by reducing the volume of higher-cost funding sources. Lower-cost checking and savings deposits accounted for 82.8% of total average deposits in 2012 compared with 79.6% in 2011. In 2012 interest expense declined $2.6 million or 31.5% from 2011, due to lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits. In 2012 average interest-bearing deposits fell $62 million compared with 2011 primarily due to declines in the average balances of time deposits $100 thousand or more (down $75 million), time deposits less than $100 thousand (down $49 million), and preferred money market savings (down $38 million), partially offset by increases in the average balances of money market checking accounts (up $41 million), money market savings (up $30 million) and regular savings (up $29 million). Average balances of debt financing declined $7 million due to the redemption of a $10 million subordinated note in August 2011. Increases were partially offset by higher average balances of term repurchase agreement (up $6 million). Rates paid on interest-bearing deposits averaged 0.16% in 2012 compared with 0.25% in 2011 mainly due to lower rates on money market savings (down 7 basis points), preferred money market savings (down 32 basis points), regular savings (down 5 basis points), time deposits $100 thousand and more (down 10 basis points) and time deposits less than $100 thousand (down 10 basis points).

[The remainder of this page intentionally left blank]

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present information regarding the consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income earned from average interest earning assets and the resulting yields, and the amounts of interest expense incurred on average interest-bearing liabilities and the resulting rates. Average loan balances include nonperforming loans. Interest income includes reversal of previously accrued interest on loans placed on non-accrual status during the period and proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income and accretion of purchased loan discounts. Yields on tax-exempt securities and loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the current statutory tax rate.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	Year Ended December 31, 2013
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets
Investment securities:
Available for sale
Taxable	$823,228	$14,685	1.78%
Tax-exempt (1)	186,101	10,435	5.61%
Held to maturity
Taxable	431,246	7,516	1.74%
Tax-exempt (1)	714,515	34,961	4.89%
Loans:
Commercial
Taxable	256,638	16,042	6.25%
Tax-exempt (1)	106,871	6,264	5.86%
Commercial real estate	862,266	53,615	6.22%
Real estate construction	15,514	1,182	7.62%
Real estate residential	211,360	7,357	3.48%
Consumer	501,932	20,351	4.05%
Total Loans (1)	1,954,581	104,811	5.36%
Interest-earning assets (1)	4,109,671	172,408	4.19%
Other assets	754,191
Total assets	$4,863,862
Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,683,447	––	––
Savings and interest-bearing transaction	1,910,131	1,182	0.06%
Time less than $100,000	228,061	1,070	0.47%
Time $100,000 or more	341,184	1,096	0.32%
Total interest-bearing deposits	2,479,376	3,348	0.14%
Short-term borrowed funds	57,454	77	0.13%
Federal Home Loan Bank advances	25,499	480	1.88%
Term repurchase agreement	10,000	98	0.98%
Debt financing and notes payable	12,452	668	5.37%
Total interest-bearing liabilities	2,584,781	4,671	0.18%
Other liabilities	57,469
Shareholders’ equity	538,165
Total liabilities and shareholders’ equity	$4,863,862
Net interest spread (2)			4.01%
Net interest income and interest margin (1)(3)		$167,737	4.08%

____________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate incurred on interest-bearing liabilities.
(3)
Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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
(3)
Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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
(3)
Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

The following tables set forth a summary of the changes in interest income and interest expense due to changes in average assets and liability balances (volume) and changes in average interest yields/rates for the periods indicated. Changes not solely attributable to volume or yields/rates have been allocated in proportion to the respective volume and yield/rate components.

Summary of Changes in Interest Income and Expense

Years Ended December 31,	2013 Compared with 2012
(In thousands)	Volume	Yield/Rate	Total
Increase (decrease) in interest and loan fee income:
Investment securities:
Available for sale Taxable	$6,370	$(3,115)	$3,255
Tax- exempt (1)	(1,607)	(561)	(2,168)
Held to maturity Taxable	(612)	(1,788)	(2,400)
Tax- exempt (1)	4,127	(4,443)	(316)
Loans:
Commercial:
Taxable	(3,919)	(255)	(4,174)
Tax- exempt (1)	(1,300)	(251)	(1,551)
Commercial real estate	(9,871)	(4,377)	(14,248)
Real estate construction	(821)	57	(764)
Real estate residential	(1,865)	(361)	(2,226)
Consumer	(2,548)	(3,223)	(5,771)
Total loans (1)	(20,324)	(8,410)	(28,734)
Total decrease in interest and loan fee income (1)	(12,046)	(18,317)	(30,363)
Increase (decrease) in interest expense:
Deposits:
Savings/ interest-bearing	12	(68)	(56)
Time less than $100,000	(194)	(251)	(445)
Time $100,000 or more	(386)	(48)	(434)
Total interest-bearing	(568)	(367)	(935)
Short-term borrowed funds	(27)	27	––
Federal Home Loan Bank advances	(13)	10	(3)
Term repurchase agreement	––	(1)	(1)
Notes and mortgages payable	(137)	3	(134)
Total decrease in interest expense	(745)	(328)	(1,073)
Decrease in net interest income (1)	$(11,301)	$(17,989)	$(29,290)

____________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

Years Ended December 31,	2012 Compared with 2011
(In thousands)	Volume	Yield/Rate	Total
Increase (decrease) in interest and loan fee income:
Investment securities:
Available for sale Taxable	$1,112	$(848)	$264
Tax- exempt (1)	(2,644)	(742)	(3,386)
Held to maturity Taxable	6,464	(2,786)	3,678
Tax- exempt (1)	8,659	(3,260)	5,399
Loans:
Commercial:
Taxable	(7,497)	(374)	(7,871)
Tax- exempt (1)	(1,181)	(498)	(1,679)
Commercial real estate	(12,123)	1,807	(10,316)
Real estate construction	(2,310)	(75)	(2,385)
Real estate residential	(1,788)	(969)	(2,757)
Consumer	(1,109)	(4,316)	(5,425)
Total loans (1)	(26,008)	(4,425)	(30,433)
Total decrease in interest and loan fee income (1)	(12,417)	(12,061)	(24,478)
Increase (decrease) in interest expense:
Deposits:
Savings/ interest-bearing	82	(1,263)	(1,181)
Time less than $100,000	(301)	(274)	(575)
Time $100,000 or more	(291)	(475)	(766)
Total interest-bearing	(510)	(2,012)	(2,522)
Short-term borrowed funds	(41)	(98)	(139)
Federal Home Loan Bank advances	(37)	––	(37)
Term repurchase agreement	46	14	60
Notes and mortgages payable	(305)	305	––
Total decrease in interest expense	(847)	(1,791)	(2,638)
Decrease in net interest income (1)	$(11,570)	$(10,270)	$(21,840)

____________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for loan losses reflects Management's assessment of credit risk in the loan portfolio during each of the periods presented.

The Company provided $8.0 million, $11.2 million and $11.2 million for loan losses in 2013, 2012 and 2011. The reduced provision for loan losses for 2013 reflects Management’s current evaluation of credit quality for the loan portfolio. The Company recorded purchased County Bank and Sonoma Valley Bank loans at estimated fair value upon the acquisition dates, February 6, 2009 and August 20, 2010, respectively. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans are “covered” by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income

Components of Noninterest Income

Years Ended December 31,
(In thousands)	2013	2012	2011
Service charges on deposit accounts	$25,693	$27,691	$29,523
Merchant processing services	9,031	9,734	9,436
Debit card fees	5,829	5,173	4,956
Other service charges	2,846	2,801	2,827
ATM processing fees	2,758	3,396	3,815
Trust fees	2,313	2,078	1,887
Financial services commissions	831	689	423
Loss on sale of securities	—	(1,287)	—
Other	7,710	6,747	7,230
Total	$57,011	$57,022	$60,097

In 2013, noninterest income was $57.0 million, unchanged from 2012. In 2012 noninterest income included a $1.3 million loss realized from the sale of a collateralized mortgage obligation bond whose underlying support tranches began experiencing escalating losses. Service charges on deposits decreased $2.0 million or 7.2% due to declines in fees charged on overdrawn accounts and insufficient funds (down $1.1 million) and deficit fees charged on analyzed accounts (down $762 thousand). Merchant processing services income decreased $703 thousand mainly due to lower transaction volumes. ATM processing fees decreased $638 thousand primarily because the Bank customers had fewer transactions at non-Westamerica ATMs and other cash dispensing terminals. Offsetting these decreases were higher debit card fees (up $656 thousand) due to higher transaction volumes. Additionally, trust fees and financial services commissions increased $235 thousand and $142 thousand, respectively, from increased sales. Other noninterest income increased $963 thousand primarily due to higher recoveries of charged off purchased loans and life insurance proceeds.

In 2012, noninterest income decreased $3.1 million compared with 2011. The decline in 2012 noninterest income is partially due to a $1.3 million loss realized from the sale of a collateralized mortgage obligation bond whose underlying support tranches began experiencing escalating losses. Service charges on deposits decreased $1.8 million or 6.2% due to declines in fees charged on overdrawn and insufficient funds accounts (down $2.2 million), partially offset by higher deficit fees charged on analyzed accounts (up $298 thousand) and higher fees charged on checking accounts (up $134 thousand). ATM processing fees decreased $419 thousand or 11.0% primarily because the Bank customers had fewer transactions at non-Westamerica ATMs and other cash dispensing terminals. Merchant processing services income increased $298 thousand or 3.2% mainly due to increased transactions. Financial services commissions and trust fees increased $266 thousand and $191 thousand, respectively, from improved sales activities.

[The remainder of this page intentionally left blank]

Noninterest Expense

Components of Noninterest Expense

Years Ended December 31,
(In thousands)	2013	2012	2011
Salaries and related benefits	$56,633	$57,388	$58,501
Occupancy	15,137	15,460	16,209
Outsourced data processing services	8,548	8,531	8,844
Amortization of intangible assets	4,704	5,368	5,975
Furniture and equipment	3,869	3,775	3,837
Professional fees	3,057	3,217	4,802
Courier service	2,868	3,117	3,342
Other Real Estate Owned	1,035	1,235	2,458
Settlements	—	—	2,100
Other	16,763	18,794	21,610
Total	$112,614	$116,885	$127,678

Noninterest expense decreased $4.3 million or 3.7% in 2013 compared with 2012. Salaries and related benefits decreased $755 thousand or 1.3% primarily due to employee attrition. Amortization of identifiable intangibles decreased $664 thousand as such assets are amortized on a declining balance method. Occupancy expense decreased $323 thousand or 2.1% mainly due to lower lease rates on bank premises and utility costs. Expenses relating to other real estate owned decreased $200 thousand mainly due to lower writedowns. Professional fees declined $160 thousand or 5.0% due to lower legal fees associated with nonperforming assets. Other noninterest expense decreased $2.0 million primarily due to lower administration expenses related to nonperforming loans and decreases in postage, customer check printing expenses and correspondent bank service charges.

In 2012, noninterest expense decreased $10.8 million or 8.5% compared with 2011 partially due to a $2.1 million settlement accrual in 2011 and lower costs related to personnel and nonperforming assets. Additionally, the first quarter 2011 included $679 thousand in expenses related to pre-integration costs for the acquired Sonoma, primarily outsourced data processing and personnel costs. Sonoma operations were fully integrated in February 2011. Professional fees declined $1.6 million or 33.0% largely due to lower legal fees. Other real estate owned expense decreased $1.2 million or 49.8% mainly due to higher gains on sale of foreclosed assets and lower maintenance costs, partially offset by higher writedowns. Salaries and related benefits decreased $1.1 million or 1.9% primarily due to lower salaries resulting from employee attrition, partially offset by higher employee benefit costs. Occupancy expense declined $749 thousand or 4.6% mostly due to lower lease rates on bank premises and lower maintenance expense. Other noninterest expense decreased $2.8 million mostly due to lower operational losses, lower administration expenses relating to problem loans and decreases in stationery expenses and postage.

Provision for Income Tax

The income tax provision (FTE) was $37.0 million in 2013 compared with $44.8 million in 2012. The 2013 effective tax rate (FTE) was 35.5% compared to 35.6% in 2012. The effective tax rates without FTE adjustments were 22.0% and 23.9% for 2013 and 2012, respectively. The 2013 tax provision reflected tax-exempt life insurance proceeds and recognized California enterprise zone hiring credits for filed amended returns (2007-2009). The 2012 tax provision reflected a $968 thousand tax refund from an amended 2006 federal income tax return; this claim for tax refund was processed by the Internal Revenue Service in conjunction with the conclusion of an examination of the Company’s 2008 federal income tax return.

In 2012, the Company recorded an income tax provision (FTE) of $44.8 million compared with $52.2 million for 2011. The 2012 provision represents an effective tax rate (FTE) of 35.6%, compared with 37.3% for 2011. The effective tax rates without FTE adjustments were 23.9% and 27.3% for 2012 and 2011, respectively. The lower tax rate in 2012 was attributable to a $968 thousand tax refund from an amended 2006 federal income tax return. In addition, the decline in the tax rate is attributable to a higher proportion of pre-tax income represented by tax exempt elements, such as interest earned on municipal obligations and tax credits from investments in low-income housing.

On July 11, 2013, California’s Governor Jerry Brown signed two bills which end a 30-year-old enterprise zone tax incentive program and replace it with new incentives. Due to the passage of these bills, many California tax benefits will be phased out by the end of 2014. The Company has been realizing California tax benefits under the historical enterprise zone tax incentive program, including:

•	Exclusions of net interest income on loans funding economic activity within enterprise zones

•
Tax credits realized by hiring employees within enterprise zones; however, the economic value of the tax credits is partially offset by a reduction in deductible compensation expense by the amount of the tax credits.

Effective January 1, 2014, the new law eliminates the net interest deduction for enterprise zone loans and the hiring credits are significantly altered. The Company is currently evaluating the impact of the new laws on its tax provision, particularly hiring tax credits provided under the new laws, which replace expiring tax credits. However, the Company does not expect a significant change in its tax provision due to the new laws; the tax benefits recognized from the current enterprise zone tax incentive program for the year ended December 31, 2013 were $121 thousand, net of federal income tax consequences.

Investment Portfolio

The Company maintains a securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, corporations, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

Management has maintained relatively stable interest-earning asset volumes by increasing investment securities as loan volumes have declined. The carrying value of the Company’s investment securities portfolio was $2.2 billion as of December 31, 2013, an increase of $230.0 million or 11.6% compared to December 31, 2012.

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

Investment securities assigned to the available for sale portfolio are generally used to supplement the Company's liquidity, provide a prudent yield, and provide collateral for public deposits and other borrowing facilities. Unrealized net gains and losses on available for sale securities are recorded as an adjustment to equity, net of taxes, but are not reflected in the current earnings of the Company. If Management determines depreciation, due to credit risk, in any available for sale security is “other than temporary,” a securities loss will be recognized as a charge to earnings. If a security is sold, any gain or loss is reflected in current earnings and the equity adjustment is reversed. At December 31, 2013, the Company held $1.1 billion in securities classified as investments available for sale, of which $366 million were floating rate securities. The duration of the available for sale portfolio was 2.2 years at December 31, 2013. At December 31, 2013, an unrealized gain, net of taxes, of $4.5 million related to these securities was included in shareholders' equity.

Securities assigned to the held to maturity portfolio earn a prudent yield, provide liquidity from maturities and paydowns, and provide collateral to pledge for federal, state and local government deposits and other borrowing facilities. At December 31, 2013, the held to maturity investment portfolio had a duration of 4.9 years and included $1.1 billion in fixed-rate and $25.0 million in floating rate securities. If Management determines depreciation in any held to maturity security is “other than temporary,” a securities loss will be recognized as a charge to earnings. The Company had no trading securities at December 31, 2013. For more information on investment securities, see the notes accompanying the consolidated financial statements.

[The remainder of this page intentionally left blank]

The following table shows the fair value carrying amount of the Company’s investment securities available for sale as of the dates indicated:

Available for Sale Portfolio

At December 31, (In thousands)	2013	2012	2011
U.S. Treasury securities	$3,506	$3,558	$3,596
Securities of U.S. Government sponsored entities	130,492	49,525	117,472
Residential mortgage backed securities	34,176	56,932	90,408
Commercial mortgage backed securities	3,425	4,145	4,530
Obligations of states and political subdivisions	191,386	215,247	246,093
Residential collateralized mortgage obligations	252,896	221,105	51,164
Asset-backed securities	14,555	16,005	7,306
FHLMC and FNMA stock	13,372	2,880	1,847
Corporate securities	432,431	252,838	112,199
Other securities	3,142	3,401	4,138
Total	$1,079,381	$825,636	$638,753

The following table sets forth the relative maturities and contractual yields of the Company’s available for sale securities (stated at fair value) at December 31, 2013. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Available for Sale Maturity Distribution

At December 31, 2013 (Dollars in thousands)	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Other	Total
U.S. Treasury securities	$––	$3,506	$––	$––	$––	$––	$3,506
Interest rate	––%	0.47%	––%	––%	––%	––%	0.47%
U.S. Government sponsored entities	3,760	126,732	––	––	––	––	130,492
Interest rate	0.98%	1.20%	––	––	––	––	1.19%
States and political subdivisions	8,640	28,572	63,690	90,484	––	––	191,386
Interest rate (FTE)	3.92%	5.03%	5.80%	5.98%	––	––	5.69%
Asset-backed securities	––	10,079	4,476	––	––	––	14,555
Interest rate	––	0.67%	0.44%	––	––	––	0.60%
Corporate securities	63,209	369,222	––	––	––	––	432,431
Interest rate	1.65%	1.43%	––	––	––	––	1.46%
Subtotal	75,609	538,111	68,166	90,484	––	––	772,370
Interest rate (FTE)	1.88%	1.55%	5.45%	5.98%	––	––	2.44%
Mortgage backed securities and residential collateralized mortgage obligations	––	––	––	––	290,497	––	290,497
Interest rate	––	––	––	––	1.86%	––	1.86%
Other without set maturities	––	––	––	––	––	16,514	16,514
Interest rate (FTE)	––	––	––	––	––	3.40%	3.40%
Total	$75,609	$538,111	$68,166	$90,484	$290,497	$16,514	$1,079,381
Interest rate (FTE)	1.88%	1.55%	5.45%	5.98%	1.86%	3.40%	2.30%

The following table shows the amortized cost carrying amount and fair value of the Company’s investment securities held to maturity as of the dates indicated:

Held to Maturity Portfolio

At December 31, (In thousands)	2013	2012	2011
Securities of U.S. Government sponsored entities	$1,601	$3,232	$––
Residential mortgage backed securities	65,076	72,807	54,869
Obligations of states and political subdivisions	756,707	680,802	625,390
Residential collateralized mortgage obligations	308,915	399,200	242,544
Total	$1,132,299	$1,156,041	$922,803
Fair value	$1,112,676	$1,184,557	$947,493

The following table sets forth the relative maturities and contractual yields of the Company’s held to maturity securities at December 31, 2013. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Held to Maturity Maturity Distribution

At December 31, 2013 (Dollars in thousands)	Within One year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
Securities of U.S. Government sponsored entities	$––	$––	$1,601	$––	$––	$1,601
Interest rate	––%	––%	1.50%	––%	––%	1.50%
States and political subdivisions	9,639	187,051	313,029	246,988	––	756,707
Interest rate (FTE)	5.65%	4.98%	4.05%	4.61%	––	4.47%
Subtotal	9,639	187,051	314,630	246,988	––	758,308
Interest rate (FTE)	5.65%	4.98%	4.04%	4.61%	––	4.47%
Mortgage backed securities and residential collateralized mortgage obligations	––	––	––	––	373,991	373,991
Interest rate	––	––	––	––	1.77%	1.77%
Total	$9,639	$187,051	$314,630	$246,988	$373,991	$1,132,299
Interest rate (FTE)	5.65%	4.98%	4.04%	4.61%	1.77%	3.58%

In 2013, the Company reduced its positions in mortgage-related securities in an effort to manage extension risk. Extension risk represents the risk mortgages underlying the securities experience slower principal reductions as rising market interest rate cause a disincentive for borrowers to reduce principal balances; under such circumstances the Company will hold these securities for a longer period than anticipated at current yield levels rather than having the opportunity to reinvest cash flows at higher yields. The Company re-invested these proceeds, in part, into floating rate corporate bonds and federal agency, state and municipal bond holdings. As of December 31, 2013, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities.

At December 31, 2013, the Company’s investment securities portfolios included securities issued by 808 state and local government municipalities and agencies located within 47 states with a fair value of $932.6 million.  The largest exposure to any one municipality or agency was $5.3 million (fair value) represented by two revenue bonds.

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

	At December 31, 2013
	Amortized Cost	Fair Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$119,215	$119,360
Texas	57,433	56,594
Pennsylvania	48,722	47,394
Other (37 states)	375,640	371,215
Total general obligation bonds	$601,010	$594,563

Revenue bonds:
California	$63,001	$64,246
Pennsylvania	29,537	28,898
Colorado	18,176	17,563
Indiana	17,811	17,031
Other (37 states)	213,254	210,336
Total revenue bonds	$341,779	$338,074
Total obligations of states and political subdivisions	$942,789	$932,637

	At December 31, 2012
	Amortized Cost	Fair Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$96,102	$100,507
Pennsylvania	49,074	50,709
Washington	37,457	39,134
Texas	36,641	38,334
Oregon	31,303	33,241
Illinois	31,468	32,331
Other (32 states)	261,982	271,910
Total general obligation bonds	$544,027	$566,166

Revenue bonds:
California	$73,550	$77,075
Pennsylvania	29,538	30,794
Colorado	21,706	22,439
Washington	19,051	20,155
Other (37 states)	193,699	201,189
Total revenue bonds	$337,544	$351,652
Total obligations of states and political subdivisions	$881,571	$917,818

At December 31, 2013, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 27 revenue sources.  The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following table.

	At December 31, 2013
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source
Water	$70,924	$70,948
Sewer	49,625	48,911
Sales tax	34,291	33,465
Lease (abatement)	21,821	22,033
Lease (renewal)	21,353	20,742
Other	143,765	141,975
Total revenue bonds by revenue source	$341,779	$338,074

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

	At December 31, 2012
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source
Water	$69,216	$73,170
Sewer	43,303	45,459
Sales tax	31,713	33,441
Lease (abatement)	25,324	26,382
Lease (renewal)	21,913	22,724
Tax increment/allocation	18,365	18,974
Other	127,710	131,502
Total revenue bonds by revenue source	$337,544	$351,652

See Note 2 to the consolidated financial statements for additional information related to the investment securities.

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

The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Originated Loan Portfolio

At December 31, (In thousands)	2013	2012	2011	2010	2009
Commercial	$338,824	$340,116	$398,446	$474,183	$498,594
Commercial real estate	596,653	632,927	704,655	757,140	801,008
Real estate construction	10,723	7,984	14,580	26,145	32,156
Real estate residential	176,196	222,458	271,111	310,196	371,197
Consumer	400,888	460,698	473,815	461,877	498,133
Total loans	$1,523,284	$1,664,183	$1,862,607	$2,029,541	$2,201,088

Purchased Covered Loan Portfolio

At December 31, (In thousands)	2013	2012	2011	2010	2009
Commercial	$18,536	$50,984	$99,538	$168,985	$253,349
Commercial real estate	167,440	239,979	331,807	390,682	445,440
Real estate construction	3,173	7,007	13,876	28,380	40,460
Real estate residential	8,124	8,941	12,492	18,374	18,521
Consumer	53,397	65,372	77,565	86,551	97,531
Total loans	$250,670	$372,283	$535,278	$692,972	$855,301

Purchased Non-covered Loan Portfolio

At December 31, (In thousands)	2013	2012	2011	2010
Commercial	$6,799	$10,231	$15,378	$15,420
Commercial real estate	34,926	43,688	78,034	122,888
Real estate construction	––	1,524	5,981	21,620
Real estate residential	737	2,636	3,124	7,055
Consumer	11,328	16,812	23,404	32,588
Total loans	$53,790	$74,891	$125,921	$199,571

The following table shows the maturity distribution and interest rate sensitivity of commercial, commercial real estate, and construction loans at December 31, 2013. Balances exclude residential real estate loans and consumer loans totaling $650.7 million. These types of loans are typically paid in monthly installments over a number of years.

Loan Maturity Distribution

At December 31, 2013 (In thousands)	Within One Year	One to Five Years	After Five Years	Total
Commercial and commercial real estate	$455,710	$524,157	$183,311	$1,163,178
Real estate construction	13,896	––	––	13,896
Total	$469,606	$524,157	$183,311	$1,177,074
Loans with fixed interest rates	$176,428	$179,093	$72,798	$428,319
Loans with floating or adjustable interest rates	293,178	345,064	110,513	748,755
Total	$469,606	$524,157	$183,311	$1,177,074

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

Nonperforming Assets
	At December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Originated:
Nonperforming nonaccrual loans	$5,301	$10,016	$10,291	$20,845	$19,837
Performing nonaccrual loans	75	1,759	5,256	23	25
Total nonaccrual loans	5,376	11,775	15,547	20,868	19,862
Accruing loans 90 or more days past due	410	455	2,047	766	800
Total nonperforming loans	5,786	12,230	17,594	21,634	20,662
Other real estate owned	5,527	9,295	14,868	11,424	12,642
Total nonperforming assets	$11,313	$21,525	$32,462	$33,058	$33,304

Purchased covered:
Nonperforming nonaccrual loans	$11,672	$11,698	$9,388	$28,581	$66,965
Performing nonaccrual loans	636	1,323	4,924	18,564	18,183
Total nonaccrual loans	12,308	13,021	14,312	47,145	85,148
Accruing loans 90 or more days past due	-	155	241	355	210
Total nonperforming loans	12,308	13,176	14,553	47,500	85,358
Other real estate owned	7,793	13,691	19,135	21,791	23,297
Total nonperforming assets	$20,101	$26,867	$33,688	$69,291	$108,655

Purchased non-covered:
Nonperforming nonaccrual loans	$2,920	$7,038	$16,170	$29,311	$-
Performing nonaccrual loans	698	461	7,037	9,852	-
Total nonaccrual loans	3,618	7,499	23,207	39,163	-
Accruing loans 90 or more days past due	-	4	34	1	-
Total nonperforming loans	3,618	7,503	23,241	39,164	-
Other real estate owned	-	3,366	11,632	2,196	-
Total nonperforming assets	$3,618	$10,869	$34,873	$41,360	$-

The Bank’s commercial loan customers are primarily small businesses and professionals. As a result, average loan balances are relatively small, providing risk diversification within the overall loan portfolio. At December 31, 2013, the Bank’s nonaccrual loans reflected this diversification: nonaccrual originated loans with a carrying value totaling $5 million comprised eleven borrowers, nonaccrual purchased covered loans with a carrying value totaling $12 million comprised 18 borrowers, and nonaccrual purchased non-covered loans with a carrying value totaling $4 million comprised ten borrowers.

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

The former County Bank loans and repossessed loan collateral were purchased from the FDIC with indemnifying loss-sharing agreements. The loss-sharing agreements significantly reduce the credit risk of these purchased assets during the term of the agreements. Under the terms of the loss-sharing agreements, the FDIC absorbs 80 percent of losses and shares in 80 percent of loss recoveries on the first $269 million in losses on purchased covered assets (“First Tier”), and absorbs 95 percent of losses and shares in 95 percent of loss recoveries if losses on purchased covered assets exceed $269 million (“Second Tier”). The loss-sharing agreement on covered residential real estate assets expires February 6, 2019 and the loss-sharing agreement on covered non-residential assets expired February 6, 2014 as to losses and expires February 6, 2017 as to loss recoveries.

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

Purchased Covered County Bank Assets
(In thousands)						At
	At December 31,					February 6,
	2013	2012	2011	2010	2009	2009

Non-residential assets	$247,116	$384,285	$567,041	$736,367	$924,755	$1,298,526
Residential assets	21,278	25,570	31,311	33,285	33,452	40,955
Total indemnified assets	268,394	409,855	598,352	769,653	958,206	1,339,481
Credit risk discount	(10,933)	(26,128)	(46,282)	(61,784)	(93,251)	(161,203)
Other adjustments	1,002	2,247	2,343	6,894	13,643	5,407
Carrying value of covered assets	$258,463	$385,974	$554,413	$714,763	$878,598	$1,183,685

Comprised of:
Purchased covered loans	$250,670	$372,283	$535,278	$692,972	$855,301	$1,174,353
Covered other real estate owned	7,793	13,691	19,135	21,791	23,297	9,332
Carrying value of covered assets	$258,463	$385,974	$554,413	$714,763	$878,598	$1,183,685

Aggregate indemnified losses from February 6, 2009 through December 31, 2013 have been $146 million, which includes principal losses, loss in value of other real estate owned, loss on sale of other real estate owned, and reimbursement of incurred collection and asset management expenses such as legal fees, property taxes, appraisals and other customary expenses. Purchased covered asset principal losses have been primarily offset against the estimated credit risk discount, although some losses exceeding the purchase date estimated credit risk discount have been provided for and charged-off against the allowance for credit losses.

Purchased covered assets are evaluated for risk classification without regard to FDIC indemnification such that Management can identify purchased covered assets with potential payment problems and devote appropriate credit administration practices to maximize collections. Classified purchased covered assets without regard to FDIC indemnification totaled $67 million and $122 million at December 31, 2013 and December 31, 2012, respectively.

As noted above, FDIC loss indemnification of covered non-residential assets expired February 6, 2014; loss exposure on such assets after February 6, 2014 will be represented by such assets’ carrying values at such time. Loss exposure for loans is mitigated by the borrowers’ financial condition and ability to repay their loans, loan collateral values, the amount of credit risk discount remaining at such time, any existing borrower guarantees which are perfected and have economic value, and the allowance for credit losses. Loss exposure for other real estate owned is mitigated by the value of the repossessed loan collateral, less disposition costs.

The Bank recorded former Sonoma Valley Bank loans at estimated fair value on the August 20, 2010 acquisition date. The credit risk discount ascribed to the $257 million acquired loan portfolio was $43 million representing estimated losses inherent in the loans at the acquisition date.

Purchased Sonoma Valley Bank Loans
(In thousands)					At
	At December 31,				August 20,
	2013	2012	2011	2010	2010

Total loans	$57,035	$80,117	$136,132	$231,953	$256,664
Credit risk discount	(3,245)	(5,226)	(10,211)	(32,382)	(43,000)
Carrying value of loans	$53,790	$74,891	$125,921	$199,571	$213,664

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

[The remainder of this page intentionally left blank]

The following table summarizes the allowance for credit losses, chargeoffs and recoveries of the Company for the periods indicated:

Year ended December 31, (Dollars in thousands)	2013	2012	2011	2010	2009
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$32,927	$35,290	$38,329	$43,736	$47,563
Provision for loan losses	8,000	11,200	11,200	11,200	10,500
Provision for unfunded commitments	––	––	––	––	(400)
Loans charged off:
Commercial	(2,857)	(6,851)	(8,280)	(6,844)	(6,066)
Commercial real estate	(997)	(1,202)	(1,332)	(1,256)	––
Real estate construction	––	(2,217)	(2,167)	(1,668)	(1,333)
Real estate residential	(109)	(1,156)	(739)	(1,686)	(506)
Consumer and other installment	(4,097)	(5,685)	(6,754)	(8,814)	(9,362)
Purchased covered loans	(2,286)	(953)	(987)	––	––
Purchased non-covered loans	(385)	(110)	––	––	––
Total chargeoffs	(10,731)	(18,174)	(20,259)	(20,268)	(17,267)
Recoveries of loans previously charged off:
Commercial	1,575	1,317	3,129	948	490
Commercial real estate	191	203	––	4	––
Real estate construction	––	224	1	––	664
Consumer and other installment	2,152	2,723	2,890	2,709	2,186
Purchased covered loans	272	144	––	––	––
Total recoveries	4,190	4,611	6,020	3,661	3,340
Net loan losses	(6,541)	(13,563)	(14,239)	(16,607)	(13,927)
Balance, end of period	$34,386	$32,927	$35,290	$38,329	$43,736
Components:
Allowance for loan losses	$31,693	$30,234	$32,597	$35,636	$41,043
Liability for off-balance sheet credit exposure	2,693	2,693	2,693	2,693	2,693
Allowance for credit losses	$34,386	$32,927	$35,290	$38,329	$43,736
Net loan losses:
Originated loans	$(4,142)	$(12,644)	$(13,252)	$(16,607)	$(13,927)
Purchased covered loans	(2,014)	(809)	(987)	––	––
Purchased non-covered loans	(385)	(110)	––	––	––
Net loan losses as a percentage of average loans:
Originated loans	0.26%	0.72%	0.68%	0.79%	0.60%
Purchased covered loans	0.62%	0.18%	0.16%	––%	––%
Purchased non-covered loans	0.61%	0.11%	––%	––%	––%

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The external factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of December 31, 2013 are: economic and business conditions $1 million, external competitive issues $800 thousand, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $800 thousand, adequacy of lending Management and staff $800 thousand, loan policies and procedures $800 thousand, purchased loans $1 million, concentrations of credit $800 thousand, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.

The following table presents the allocation of the allowance for credit losses as of December 31 for the years indicated:

At December 31,	2013		2012		2011		2010		2009
(Dollars in thousands)	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans
Originated loans:
Commercial	$5,663	18%	$8,179	16%	$7,672	16%	$9,878	16%	$9,190	17%
Commercial real estate	12,070	33%	10,072	30%	10,611	28%	9,607	26%	9,918	26%
Real estate construction	639	—%	484	—%	2,376	—%	3,559	1%	2,968	1%
Real estate residential	405	10%	380	10%	781	11%	617	10%	1,529	12%
Consumer installment & other	3,695	22%	3,613	22%	3,270	19%	6,982	16%	8,424	16%
Purchased covered loans	1,561	14%	1,005	18%	—	21%	—	24%	—	28%
Purchased non-covered loans	—	3%	—	4%	—	5%	—	7%	—	—%
Unallocated portion	10,353	—%	9,194	—%	10,580	—%	7,686	—%	11,707	—%
Total	$34,386	100%	$32,927	100%	$35,290	100%	$38,329	100%	$43,736	100%

	Allowance for Credit Losses For the Year Ended December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,445	$10,063	$484	$380	$3,194	$-	$1,005	$8,663	$30,234
Additions:
Provision	(1,158)	2,813	118	134	1,949	385	2,570	1,189	8,000
Deductions:
Chargeoffs	(2,857)	(997)	-	(109)	(4,097)	(385)	(2,286)	-	(10,731)
Recoveries	1,575	191	-	-	2,152	-	272	-	4,190
Net loan losses	(1,282)	(806)	-	(109)	(1,945)	(385)	(2,014)	-	(6,541)
Balance at end of period	4,005	12,070	602	405	3,198	-	1,561	9,852	31,693
Liability for off-balance sheet credit exposure	1,658	-	37	-	497	-	-	501	2,693
Total allowance for credit losses	$5,663	$12,070	$639	$405	$3,695	$-	$1,561	$10,353	$34,386

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$100	$1,243	$-	$-	$-	$-	$153	$-	$1,496
Collectively evaluated for impairment	5,563	10,827	639	405	3,695	-	1,408	10,353	32,890
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$5,663	$12,070	$639	$405	$3,695	$-	$1,561	$10,353	$34,386
Carrying value of loans:
Individually evaluated for impairment	$3,901	$3,357	-	-	-	$3,785	$9,999	-	$21,042
Collectively evaluated for impairment	334,923	593,296	10,723	176,196	400,888	47,571	238,169	-	1,801,766
Purchased loans with evidence of credit deterioration	-	-	-	-	-	2,434	2,502	-	4,936
Total	$338,824	$596,653	$10,723	$176,196	$400,888	$53,790	$250,670	$-	$1,827,744

Management considers the $34.4 million allowance for credit losses to be adequate as a reserve against credit losses inherent in the loan portfolio as of December 31, 2013.

See Note 3 to the consolidated financial statements for additional information related to the loan portfolio, loan portfolio credit risk, and allowance for credit losses.

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

The Company’s earnings are affected not only by general economic conditions, but also by the monetary and fiscal policies of the U.S. and its agencies, particularly the Federal Reserve Board (the “FRB”).  The monetary policies of the FRB can influence the overall growth of loans, investment securities, and deposits and the level of interest rates earned on assets and paid for liabilities.  The nature and impact of future changes in monetary policies are generally not predictable.

The Federal Open Market Committee’s January 29, 2014 press release stated “The Committee also reaffirmed its expectation that the current exceptionally low target range for the federal funds rate of 0 to 1/4 percent will be appropriate at least as long as the unemployment rate remains above 6-1/2 percent, inflation between one and two years ahead is projected to be no more than a half percentage point above the Committee's 2 percent longer-run goal, and longer-term inflation expectations continue to be well anchored. In determining how long to maintain a highly accommodative stance of monetary policy, the Committee will also consider other information, including additional measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial developments. The Committee continues to anticipate, based on its assessment of these factors, that it likely will be appropriate to maintain the current target range for the federal funds rate well past the time that the unemployment rate declines below 6-1/2 percent, especially if projected inflation continues to run below the Committee's 2 percent longer-run goal. When the Committee decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2 percent”. In this context, Management’s most likely earnings forecast for the twelve months ending December 31, 2014 assumes market interest rates remain relatively stable and yields on newly originated or refinanced loans and on purchased investment securities will reflect current interest rates, which are lower than yields on the Company’s older dated loans and investment securities.

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

The Company’s asset and liability position ranged from slightly to modestly “liability sensitive” at December 31, 2013, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. A “liability sensitive” position results in a slightly larger change in interest expense than in interest income resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management’s interest rate risk management is currently biased toward stable interest rates in the near-term, and ultimately, rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97 percent and 96 percent of funding for average total assets in the years 2013 and 2012, respectively. The stability of the Company’s funding from customer deposits is reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

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

During 2012 and 2013, non-deposit funding has been obtained through short-term borrowings, a term repurchase agreement, Federal Home Loan Bank advances, and long-term debt financing. These non-deposit sources of funds comprise a modest portion of total funding.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $2.2 billion in total investment securities at December 31, 2013. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At December 31, 2013, such collateral requirements totaled approximately $779 million.

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

Management will monitor the Company’s cash levels throughout 2014. Loan demand from credit-worthy borrowers will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service, new regulations and market conditions. The Company does not aggressively solicit higher-costing time deposits; as a result, Management anticipates such deposits will decline. Changes in interest rates, most notably rising interest rates, could impact deposit volumes. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, reduce borrowings or purchase investment securities. However, due to possible concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

Westamerica Bancorporation ("Parent Company") is a separate entity apart from Westamerica Bank (“Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. The $15 million note issued by the Parent Company, as described in Note 7 to the consolidated financial statements, matured and was repaid October 31, 2013. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees. The Bank’s dividends paid to the Parent Company and proceeds from the exercise of stock options provided adequate cash flow for the Parent Company in 2013 and 2012 to pay shareholder dividends of $40 million and $41 million, respectively, and retire common stock in the amount of $57 million and $51 million, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Contractual Obligations

The following table sets forth the known contractual obligations, except short-term borrowing arrangements and post-retirement benefit plans, of the Company:

At December 31, 2013 (In thousands)	Within One Year	Over One to Three Years	Over Three to Five Years	After Five Years	Total
Term Repurchase Agreement	$10,000	$––	$––	$––	$10,000
Federal Home Loan Bank advances	––	20,577	––	––	20,577
Operating Lease Obligations	8,357	9,280	3,069	594	21,300
Purchase Obligations	7,884	15,768	––	––	23,652
Total	$26,241	$45,625	$3,069	$594	$75,529

Federal Home Loan Bank advances and operating lease obligations may be retired prior to the contractual maturity as discussed in the notes to the consolidated financial statements. The purchase obligation consists of the Company’s minimum liability under a contract with a third-party automation services provider.

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 12.5% in 2013, 14.9% in 2012 and 16.1% in 2011. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options totaled $21.5 million in 2013, $7.6 million in 2012 and $14.4 million in 2011.

The Company paid common dividends totaling $40.1 million in 2013, $41.0 million in 2012 and $41.7 million in 2011, which represent dividends per common share of $1.49, $1.48 and $1.45, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 1.2 million shares valued at $57.3 million in 2013, 1.1 million shares valued at $51.5 million in 2012 and 1.3 million shares valued at $60.5 million in 2011.

The Company's primary capital resource is shareholders' equity, which was $542.9 million at December 31, 2013 compared with $560.1 million at December 31, 2012. For 2013, the Company earned $67.2 million in net income, raised $21.5 million from the issuance of stock in connection with exercises of employee stock options, paid $40.1 million in common dividends, and repurchased $57.3 million in common stock.

The Company's ratio of equity to total assets was 11.20% at December 31, 2013 and 11.31% at December 31, 2012.

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

Capital to Risk-Adjusted Assets

The following summarizes the ratios of regulatory capital to risk-adjusted assets for the Company on the dates indicated:

At December 31,	2013	2012	Minimum Regulatory Requirement	Well Capitalized
Tier I Capital	14.71%	15.06%	4.00%	6.00%
Total Capital	16.18%	16.33%	8.00%	10.00%
Leverage ratio	8.55%	8.56%	4.00%	5.00%

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

At December 31,	2013	2012	Minimum Regulatory Requirement	Well Capitalized
Tier I Capital	13.26%	14.14%	4.00%	6.00%
Total Capital	14.93%	15.62%	8.00%	10.00%
Leverage ratio	7.67%	7.99%	4.00%	5.00%

FDIC-covered assets are generally 20% risk-weighted due to the FDIC indemnification, which expires on February 6, 2019 as to residential real estate covered assets and expired on February 6, 2014 as to non-residential real estate covered assets. Subsequent to such dates, previously FDIC-indemnified assets will generally be included in the 100% risk-weight category.

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

Management has evaluated the capital structure and assets for the Company and the Bank as of December 31, 2013 assuming (1) the Federal Reserve’s final rule was currently fully phased-in and (2) the FDIC indemnification of the Bank’s purchased covered assets had expired, causing an increase in risk-weightings on such assets. Based on this evaluation, the Company and the Bank currently maintain capital in excess of all the final rule regulatory ratios, as follows:

	Final Rule Minimum Capital Requirement	"Well-capitalized" Under PCA Proposal	Final Rule Minimum Plus "Capital Conservation Buffer"	Proforma Measurements as of December 31, 2013 Assuming Final Rule Fully Phased-in and Covered Asset Indemnification Expired
				Company	Bank
Capital Measurement:
Leverage	4.00%	5.00%	4.00%	8.16%	7.35%
Common Equity Tier 1	4.50%	6.50%	7.00%	12.84%	11.65%
Tier I Capital	6.00%	8.00%	8.50%	12.84%	11.65%
Total Capital	8.00%	10.00%	10.50%	14.19%	12.99%

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

The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	2013			2012			2011
Years Ended December 31, (Dollars in thousands)	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate
Noninterest bearing demand	$1,683,447	40.4%	—%	$1,603,981	38.0%	—%	$1,496,362	35.9%	—%
Interest bearing:
Transaction	758,771	18.2%	0.03%	754,979	17.9%	0.04%	713,754	17.1%	0.10%
Savings	1,151,360	27.7%	0.08%	1,132,980	26.9%	0.08%	1,112,364	26.7%	0.15%
Time less than $100 thousand	228,061	5.5%	0.47%	264,466	6.3%	0.57%	313,548	7.5%	0.67%
Time $100 thousand or more	341,184	8.2%	0.32%	460,833	10.9%	0.33%	535,866	12.8%	0.43%
Total*	$4,162,823	100.0%	0.08%	$4,217,239	100.0%	0.10%	$4,171,894	100.0%	0.16%

* The rates for total deposits reflect value of noninterest bearing deposits.

The Company’s strategy includes building the value of its deposit base by building balances of lower-costing deposits and avoiding reliance on higher-costing time deposits. From 2011 to 2013 the deposit composition shifted from higher costing time deposits to lower costing checking and savings accounts. The Company’s average balances of checking and savings accounts represented 86% of average balances of total deposits in 2013 compared with 83% in 2012 and 80% in 2011.

Total time deposits were $492.8 million and $642.6 million at December 31, 2013 and 2012, respectively.  The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits. The Company has no foreign time deposits.

Time Deposits Maturity Distribution

(In thousands)	December 31, 2013
2014	$401,627
2015	39,375
2016	23,092
2017	13,103
2018	13,357
Thereafter	2,213
Total	$492,767

The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:

Time Deposits Over $100,000 Maturity Distribution

(In thousands)	December 31, 2013
Three months or less	$179,981
Over three through six months	31,586
Over six through twelve months	39,841
Over twelve months	47,446
Total	$298,854

Short-term Borrowings

The following table sets forth the short-term borrowings of the Company:

Short-Term Borrowings Distribution

	At December 31,
(In thousands)	2013	2012	2011
Securities sold under agreements to repurchase the securities	$62,668	$53,687	$115,689
Total short term borrowings	$62,668	$53,687	$115,689

Further detail of federal funds purchased and other borrowed funds is as follows:

Years Ended December 31,
(Dollars in thousands)	2013	2012	2011
Federal funds purchased balances and rates paid on outstanding amount:
Average balance for the year	$8	$8	$96
Maximum month-end balance during the year	—	—	—
Average interest rate for the year	0.60%	0.58%	0.11%
Average interest rate at period end	—%	—%	—%
Securities sold under agreements to repurchase the securities balances and rates paid on outstanding amount:
Average balance for the year	$57,446	$81,315	$103,127
Maximum month-end balance during the year	66,640	116,974	115,689
Average interest rate for the year	0.07%	0.07%	0.15%
Average interest rate at period end	0.07%	0.07%	0.09%
FHLB advances balances and rates paid on outstanding amount:
Average balance for the year	$25,499	$25,916	$41,741
Maximum month-end balance during the year	25,780	26,004	61,619
Average interest rate for the year	1.88%	1.86%	1.25%
Average interest rate at period end	1.96%	1.88%	1.84%
Term repurchase agreement balances and rates paid on outstanding amount:
Average balance for the year	$10,000	$10,000	$3,945
Maximum month-end balance during the year	10,000	10,000	10,000
Average interest rate for the year	0.98%	0.99%	0.98%
Average interest rate at period end	0.97%	0.97%	0.97%
Line of credit balances and rates paid on outstanding amount:
Average balance for the year	$—	$—	$1,933
Maximum month-end balance during the year	—	—	10,150
Average interest rate for the year	—%	—%	2.95%
Average interest rate at period end	—%	—%	—%

Financial Ratios

The following table shows key financial ratios for the periods indicated:

At and for the years ended December 31,	2013	2012	2011
Return on average total assets	1.38%	1.64%	1.78%
Return on average common shareholders’ equity	12.48%	14.93%	16.14%
Average shareholders’ equity as a percentage of:
Average total assets	11.06%	10.97%	11.00%
Average total loans	27.53%	23.47%	19.90%
Average total deposits	12.93%	12.88%	13.05%
Common dividend payout ratio	60%	51%	47%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Westamerica Bancorporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based upon criteria in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2013 based on the criteria in Internal Control - Integrated Framework (1992) issued by COSO.

The Company’s independent registered public accounting firm has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. This report is included below.

Dated: February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Westamerica Bancorporation:

We have audited Westamerica Bancorporation and subsidiaries (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

San Francisco, California
February 27, 2014

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2013	2012
	(In thousands)
Assets
Cash and due from banks	$472,028	$491,382
Investment securities available for sale	1,079,381	825,636
Investment securities held to maturity, with fair values of $1,112,676 at December 31, 2013 and $1,184,557 at December 31, 2012	1,132,299	1,156,041
Purchased covered loans	250,670	372,283
Purchased non-covered loans	53,790	74,891
Originated loans	1,523,284	1,664,183
Allowance for loan losses	(31,693)	(30,234)
Total loans	1,796,051	2,081,123
Non-covered other real estate owned	5,527	12,661
Covered other real estate owned	7,793	13,691
Premises and equipment, net	37,314	38,639
Identifiable intangibles, net	18,557	23,261
Goodwill	121,673	121,673
Other assets	176,432	188,086
Total Assets	$4,847,055	$4,952,193

Liabilities
Deposits:
Noninterest bearing deposits	$1,740,182	$1,676,071
Interest bearing deposits	2,423,599	2,556,421
Total deposits	4,163,781	4,232,492
Short-term borrowed funds	62,668	53,687
Federal Home Loan Bank advances	20,577	25,799
Term repurchase agreement	10,000	10,000
Debt financing	—	15,000
Other liabilities	47,095	55,113
Total Liabilities	4,304,121	4,392,091

Shareholders’ Equity
Common Stock (no par value), authorized - 150,000 shares Issued and outstanding – 26,510 at December 31, 2013 and 27,213 at December 31, 2012	378,946	372,012
Deferred compensation	2,711	3,101
Accumulated other comprehensive income	4,313	14,625
Retained earnings	156,964	170,364
Total Shareholders’ Equity	542,934	560,102
Total Liabilities and Shareholders’ Equity	$4,847,055	$4,952,193

See accompanying notes to the consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Interest and Loan Fee Income
Loans	$102,626	$130,820	$160,673
Investment securities available for sale	21,822	19,810	21,594
Investment securities held to maturity	29,948	32,734	25,712
Total Interest and Loan Fee Income	154,396	183,364	207,979
Interest Expense
Deposits	3,348	4,283	6,805
Short-term borrowed funds	77	77	216
Federal Home Loan Bank advances	480	483	520
Term repurchase agreement	98	99	39
Debt financing	668	802	802
Total Interest Expense	4,671	5,744	8,382
Net Interest Income	149,725	177,620	199,597
Provision for Loan Losses	8,000	11,200	11,200
Net Interest Income After Provision for Loan Losses	141,725	166,420	188,397
Noninterest Income
Service charges on deposit accounts	25,693	27,691	29,523
Merchant processing services	9,031	9,734	9,436
Debit card fees	5,829	5,173	4,956
Other service fees	2,846	2,801	2,827
ATM processing fees	2,758	3,396	3,815
Trust fees	2,313	2,078	1,887
Financial services commissions	831	689	423
Loss on sale of securities	—	(1,287)	—
Other	7,710	6,747	7,230
Total Noninterest Income	57,011	57,022	60,097
Noninterest Expense
Salaries and related benefits	56,633	57,388	58,501
Occupancy	15,137	15,460	16,209
Outsourced data processing services	8,548	8,531	8,844
Amortization of identifiable intangibles	4,704	5,368	5,975
Furniture and equipment	3,869	3,775	3,837
Professional fees	3,057	3,217	4,802
Courier service	2,868	3,117	3,342
Other real estate owned	1,035	1,235	2,458
Settlements	—	—	2,100
Other	16,763	18,794	21,610
Total Noninterest Expense	112,614	116,885	127,678
Income Before Income Taxes	86,122	106,557	120,816
Provision for income taxes	18,945	25,430	32,928
Net Income	$67,177	$81,127	$87,888
Average Common Shares Outstanding	26,826	27,654	28,628
Diluted Average Common Shares Outstanding	26,877	27,699	28,742
Per Common Share Data
Basic earnings	$2.50	$2.93	$3.07
Diluted earnings	2.50	2.93	3.06
Dividends paid	1.49	1.48	1.45

See accompanying notes to the consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)

Net income	$67,177	$81,127	$87,888
Other comprehensive (loss) income:
(Decrease) increase in net unrealized gains on securities available for sale	(17,855)	5,557	19,282
Deferred tax benefit (expense)	7,507	(2,337)	(8,108)
(Decrease) increase in net unrealized gains on securities available for sale, net of tax	(10,348)	3,220	11,174
Post-retirement benefit transition obligation amortization	61	61	61
Deferred tax expense	(25)	(25)	(25)
Post-retirement benefit transition obligation amortization, net of tax	36	36	36
Total other comprehensive (loss) income	(10,312)	3,256	11,210
Total comprehensive income	$56,865	$84,383	$99,098

See accompanying notes to the consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Accumulated Deferred Compensation	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total

Balance, December 31, 2010	29,090	$378,885	$2,724	$159	$163,519	$545,287
Net income for the year 2011					87,888	87,888
Other comprehensive income				11,210		11,210
Exercise of stock options	360	14,374				14,374
Tax benefit decrease upon exercise of stock options		(248)				(248)
Restricted stock activity	15	455	336			791
Stock based compensation		1,425				1,425
Stock awarded to employees	2	89				89
Purchase and retirement of stock	(1,317)	(17,205)			(43,300)	(60,505)
Dividends					(41,670)	(41,670)
Balance, December 31, 2011	28,150	377,775	3,060	11,369	166,437	558,641
Net income for the year 2012					81,127	81,127
Other comprehensive income				3,256		3,256
Exercise of stock options	185	7,635				7,635
Tax benefit decrease upon exercise of stock options		(119)				(119)
Restricted stock activity	11	482	41			523
Stock based compensation		1,450				1,450
Stock awarded to employees	2	93				93
Purchase and retirement of stock	(1,135)	(15,304)			(36,195)	(51,499)
Dividends					(41,005)	(41,005)
Balance, December 31, 2012	27,213	372,012	3,101	14,625	170,364	560,102
Net income for the year 2013					67,177	67,177
Other comprehensive loss				(10,312)		(10,312)
Exercise of stock options	479	21,499				21,499
Tax benefit decrease upon exercise of stock options		(298)				(298)
Restricted stock activity	15	1,068	(390)			678
Stock based compensation		1,397				1,397
Stock awarded to employees	2	107				107
Purchase and retirement of stock	(1,199)	(16,839)			(40,481)	(57,320)
Dividends					(40,096)	(40,096)
Balance, December 31, 2013	26,510	$378,946	$2,711	$4,313	$156,964	$542,934

See accompanying notes to the consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Operating Activities:
Net income	$67,177	$81,127	$87,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	18,015	14,074	14,253
Loan loss provision	8,000	11,200	11,200
Net amortization of deferred loan fees	(420)	(506)	(434)
Decrease (increase) in interest income receivable	1,249	2,396	(172)
(Increase) decrease in deferred tax asset	(1,618)	(6,952)	2,094
Decrease in other assets	5,814	142	2,773
Stock option compensation expense	1,397	1,450	1,425
Tax benefit decrease upon exercise of stock options	298	119	248
(Decrease) increase in income taxes payable	(1,677)	(1,439)	2,074
Decrease in interest expense payable	(274)	(334)	(1,338)
(Decrease) increase in other liabilities	(12,510)	17,147	431
Loss on sale of securities available for sale	—	1,287	—
Gain on sale of real estate and other assets	(548)	(1,056)	(1,200)
Write-down/net loss(gain) on sale/ of premises and equipment	17	117	(398)
Originations of mortgage loans for resale	(501)	(675)	(595)
Proceeds from sale of mortgage loans originated for resale	509	707	616
Net write-down/loss on sale of foreclosed assets	387	660	1,528
Net Cash Provided By Operating Activities	85,315	119,464	120,393
Investing Activities:
Net repayments of loans	274,774	385,042	341,515
Proceeds from FDIC1 loss-sharing agreement	7,069	28,423	7,658
Purchases of investment securities available for sale	(418,745)	(384,363)	(290,610)
Proceeds from sale/maturity/calls of securities available for sale	144,886	203,036	331,933
Purchases of investment securities held to maturity	(196,536)	(484,002)	(428,511)
Proceeds from maturity/calls of securities held to maturity	217,652	232,226	95,898
Purchases of premises and equipment	(1,693)	(4,834)	(3,309)
Proceeds from sale of premises and equipment	—	—	640
Purchases of FRB2/FHLB3 securities	—	—	(14,069)
Proceeds from sale of FRB2/FHLB3/FHLMC4 securities	3,166	2,088	1,829
Proceeds from sale of foreclosed assets	20,349	28,081	24,671
Net Cash Provided By Investing Activities	50,922	5,697	67,645
Financing Activities:
Net change in deposits	(68,357)	(16,835)	118,131
Net change in short-term borrowings and FHLB3 advances	3,981	(62,001)	(16,868)
Repayments of notes payable	(15,000)	—	(10,000)
Exercise of stock options/issuance of shares	21,499	7,635	14,374
Tax benefit decrease upon exercise of stock options	(298)	(119)	(248)
Retirement of common stock including repurchases	(57,320)	(51,499)	(60,505)
Common stock dividends paid	(40,096)	(41,005)	(41,670)
Net Cash (Used In) Provided By Financing Activities	(155,591)	(163,824)	3,214
Net Change In Cash and Due from Banks	(19,354)	(38,663)	191,252
Cash and Due from Banks at Beginning of Year	491,382	530,045	338,793
Cash and Due from Banks at End of Year	$472,028	$491,382	$530,045
Supplemental Disclosures:
Supplemental disclosure of noncash activities:
Loans transferred to other real estate owned	$8,643	$11,619	$39,453
Supplemental disclosure of cash flow activity:
Interest paid for the period	5,452	6,814	11,271
Income tax payments for the period	22,562	34,111	28,826

See accompanying notes to the consolidated financial statements.
1 Federal Deposit Insurance Corporation (“FDIC”)
2 Federal Reserve Bank (“FRB”)
3 Federal Home Loan Bank (“FHLB”)
4 Federal Home Loan Mortgage Corp. (“FHLMC”)

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

Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments about future economic and market conditions. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Although the estimates contemplate current conditions and how Management expects them to change in the future, it is reasonably possible that in 2014 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial conditions. The most significant of these involve the Allowance for Credit Losses, as discussed below under “Allowance for Credit Losses,” estimated fair values of purchased loans, as discussed below under “Purchased Loans,” and the evaluation of other than temporary impairment, as discussed below under “Securities.”

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all the Company’s subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company does not maintain or conduct transactions with any unconsolidated special purpose entities.

Cash Equivalents. Cash equivalents include Due From Banks balances which are readily convertible to known amounts of cash and are generally 90 days or less from maturity at the time of initiation, presenting insignificant risk of changes in value due to interest rate changes.

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

A decline in the market value of any available for sale or held to maturity security below amortized cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly to determine whether such declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in risk-free interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company does not intend to sell or be required to sell the securities before recovery of its amortized cost. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security declined primarily due to current market conditions and not deterioration in the financial condition of the issuer, the Company expects the fair value of the security to recover in the near term and the Company does not intend to sell or be required to sell the securities before recovery of its amortized cost. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies, actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security, the financial condition, capital strength and near-term prospects of the issuer, and recommendations of investment advisors or market analysts.

The Company follows the guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance when performing investment security pre-purchase analysis or evaluating investment securities for impairment. Credit ratings issued by recognized rating agencies are considered in the Company’s analysis only as a guide to the historical default rate associated with similarly-rated bonds.

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

Nonmarketable Equity Securities. Nonmarketable equity securities include securities that are not publicly traded, such as Visa Class B common stock, and securities acquired to meet regulatory requirements, such as Federal Home Loan Bank and Federal Reserve Bank stock, which are restricted. These restricted securities are accounted for under the cost method and are included in other assets. The Company reviews those assets accounted for under the cost method at least quarterly for possible declines in value that are considered “other than temporary”. The Company’s review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment’s cash flows and capital needs, the viability of its business model and any exit strategy. The asset value is reduced when a decline in value is considered to be other than temporary. The Company recognizes the estimated loss in noninterest income.

Loans. Loans are stated at the principal amount outstanding, net of unearned discount and unamortized deferred fees and costs. Interest is accrued daily on the outstanding principal balances. Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, some loans secured by real estate with temporarily impaired values and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status (“performing nonaccrual loans”) even though the borrowers continue to repay the loans as scheduled. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans on a cost-recovery method until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis. Performing nonaccrual loans are reinstated to accrual status when improvements in credit quality eliminate the doubt as to the full collectability of both interest and principal. Certain consumer loans or auto receivables are charged off against the allowance for credit losses when they become 120 days past due.

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

Purchased Loans.  Purchased loans are recorded at estimated fair value on the date of purchase. Impaired purchased loans are accounted for under FASB ASC 310-30, Loans and Debt Securities with Deteriorated Credit Quality, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include attributes such as past due and nonaccural status. Generally, purchased loans that meet the Company’s definition for nonaccrual status fall within the scope of FASB ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income. Any excess of expected cash flows over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. For covered purchased loans with an accretable difference, the corresponding FDIC receivable is amortized over the shorter of the contractual term of the indemnification asset or the remaining life of the loan.  Further, the Company elected to analogize to ASC 310-30 and account for all other loans that had a discount due in part to credit not within the scope of ASC 310-30 using the same methodology.

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

Liability for Off-Balance Sheet Credit Exposures. A liability for off-balance sheet credit exposures is established through expense recognition. Off-balance sheet credit exposures relate to letters of credit and unfunded loan commitments for commercial,  construction and consumer loans. Historical credit loss factors for commercial, construction and consumer loans are applied to the amount of these off-balance sheet credit exposures to estimate inherent losses.

Other Real Estate Owned. Other real estate owned is comprised of property acquired through foreclosure proceedings, acceptances of deeds-in-lieu of foreclosure and, if applicable, vacated bank properties. Losses recognized at the time of acquiring property in full or partial satisfaction of debt are charged against the allowance for credit losses. Other real estate owned is recorded at the fair value of the collateral, generally based upon an independent property appraisal, less estimated disposition costs. Losses incurred subsequent to acquisition due to any decline in annual independent property appraisals are recognized as noninterest expense. Routine holding costs, such as property taxes, insurance and maintenance, and losses from sales and dispositions, are recognized as noninterest expense.

Covered Other Real Estate Owned.  Other real estate owned covered under loss-sharing agreements with the FDIC is reported exclusive of expected reimbursement cash flows from the FDIC. Upon transferring covered loan collateral to covered other real estate owned status, the covered loan collateral is recorded at fair value, generally based upon an independent property appraisal, less estimated disposition costs with losses charged against acquisition date fair value discounts; the amount of losses exceeding acquisition date fair value discounts are recognized as noninterest expense inclusive of expected reimbursement cash flows from the FDIC.  Subsequent losses incurred due to any decline in annual independent property appraisal valuations are recognized as noninterest expense inclusive of expected reimbursement cash flows from the FDIC.

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

Intangible Assets. Intangible assets are comprised of goodwill, core deposit intangibles and other identifiable intangibles acquired in business combinations. Intangible assets with definite useful lives are amortized on an accelerated basis over their respective estimated useful lives not exceeding 15 years. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, Management reviews the asset for impairment. Any goodwill and any intangible asset acquired in a purchase business combination determined to have an indefinite useful life is not amortized, but is evaluated for impairment annually. The Company has the option to first assess qualitative factors to determine the likelihood of impairment pursuant to FASB ASU 2011-08, Testing for Goodwill Impairment. Although the Company has the option to first assess qualitative factors when determining if impairment exists, the Company has opted to perform a quantitative analysis to determine if an impairment exists.

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

In 2013, the Company adopted the following new accounting guidance:

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

Recently Issued Accounting Standards

FASB ASU 2014-01, Investments- Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, was issued January 2014 to permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). For those investments in qualified affordable housing projects not accounted for using the proportional amortization method, the investment should be accounted for as an equity method investment or a cost method investment in accordance with GAAP.  The policy election must be applied consistently to all qualified affordable housing project investments.

The update also requires a reporting entity to disclose information regarding its investments in qualified affordable housing projects, and the effect of the measurement of its investments in qualified affordable housing projects and the related tax credits on its financial position and results of operations.

Management is evaluating the impact that the change in accounting policy would have on the Company’s financial statements.  Management does not expect the adoption of this update to have a material effect on the financial statements when adopted on January 1, 2015.

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

Note 2: Investment Securities

The amortized cost, gross unrealized gains and losses, and fair value of the available for sale investment securities portfolio follow:

	Investment Securities Available for Sale At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,500	$9	$(3)	$3,506
Securities of U.S. Government sponsored entities	131,080	75	(663)	130,492
Residential mortgage-backed securities	32,428	1,763	(15)	34,176
Commercial mortgage-backed securities	3,411	19	(5)	3,425
Obligations of states and political subdivisions	186,082	5,627	(323)	191,386
Residential collateralized mortgage obligations	266,890	730	(14,724)	252,896
Asset-backed securities	14,653	3	(101)	14,555
FHLMC and FNMA stock	804	12,568	—	13,372
Corporate securities	430,794	2,901	(1,264)	432,431
Other securities	2,049	1,251	(158)	3,142
Total	$1,071,691	$24,946	$(17,256)	$1,079,381

The amortized cost, gross unrealized gains and losses, and fair value of the held to maturity investment securities portfolio follow:

	Investment Securities Held to Maturity At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$1,601	$—	$(4)	$1,597
Residential mortgage-backed securities	65,076	854	(624)	65,306
Obligations of states and political subdivisions	756,707	6,211	(21,667)	741,251
Residential collateralized mortgage obligations	308,915	1,209	(5,602)	304,522
Total	$1,132,299	$8,274	$(27,897)	$1,112,676

The amortized cost, gross unrealized gains and losses, and fair value of the available for sale investment securities portfolio follow:

	Investment Securities Available for Sale At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,520	$38	$—	$3,558
Securities of U.S. Government sponsored entities	49,335	207	(17)	49,525
Residential mortgage-backed securities	53,078	3,855	(1)	56,932
Commercial mortgage-backed securities	4,076	69	—	4,145
Obligations of states and political subdivisions	200,769	14,730	(252)	215,247
Residential collateralized mortgage obligations	219,613	1,786	(294)	221,105
Asset-backed securities	16,130	18	(143)	16,005
FHLMC and FNMA stock	824	2,061	(5)	2,880
Corporate securities	250,655	3,009	(826)	252,838
Other securities	2,091	1,370	(60)	3,401
Total	$800,091	$27,143	$(1,598)	$825,636

The amortized cost, gross unrealized gains and losses, and fair value of the held to maturity investment securities portfolio follow:

	Investment Securities Held to Maturity At December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$3,232	$43	$—	$3,275
Residential mortgage-backed securities	72,807	2,090	(10)	74,887
Obligations of states and political subdivisions	680,802	23,004	(1,235)	702,571
Residential collateralized mortgage obligations	399,200	5,185	(561)	403,824
Total	$1,156,041	$30,322	$(1,806)	$1,184,557

The amortized cost and fair value of securities by contractual maturity are shown in the following tables at the dates indicated:

	At December 31, 2013
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$75,385	$75,609	$9,639	$9,900
Over 1 to 5 years	536,333	538,111	187,051	189,827
Over 5 to 10 years	66,669	68,166	314,630	310,104
Over 10 years	87,722	90,484	246,988	233,017
Subtotal	766,109	772,370	758,308	742,848
Mortgage-backed securities and residential collateralized mortgage obligations	302,729	290,497	373,991	369,828
Other securities	2,853	16,514	—	—
Total	$1,071,691	$1,079,381	$1,132,299	$1,112,676

	At December 31, 2012
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$40,380	$40,686	$10,265	$10,496
Over 1 to 5 years	309,293	312,480	167,162	171,769
Over 5 to 10 years	59,817	63,540	227,603	236,608
Over 10 years	110,919	120,467	279,004	286,973
Subtotal	520,409	537,173	684,034	705,846
Mortgage-backed securities and residential collateralized mortgage obligations	276,767	282,182	472,007	478,711
Other securities	2,915	6,281	—	—
Total	$800,091	$825,636	$1,156,041	$1,184,557

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2013 and December 31, 2012, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities	$2,994	$(3)	$—	$—	$2,994	$(3)
Securities of U.S. Government sponsored entities	91,669	(663)	—	—	91,669	(663)
Residential mortgage-backed securities	864	(15)	—	—	864	(15)
Commercial mortgage-backed securities	1,072	(5)	—	—	1,072	(5)
Obligations of states and political subdivisions	17,516	(222)	3,214	(101)	20,730	(323)
Residential collateralized mortgage obligations	187,848	(12,326)	40,575	(2,398)	228,423	(14,724)
Asset-backed securities	5,002	(1)	4,475	(100)	9,477	(101)
Corporate securities	117,751	(1,087)	9,824	(177)	127,575	(1,264)
Other securities	—	—	1,842	(158)	1,842	(158)
Total	$424,716	$(14,322)	$59,930	$(2,934)	$484,646	$(17,256)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$1,597	$(4)	$—	$—	$1,597	$(4)
Residential mortgage-backed securities	38,396	(616)	392	(8)	38,788	(624)
Obligations of states and political subdivisions	355,797	(14,893)	64,427	(6,774)	420,224	(21,667)
Residential collateralized mortgage obligations	214,981	(5,175)	14,120	(427)	229,101	(5,602)
Total	$610,771	$(20,688)	$78,939	$(7,209)	$689,710	$(27,897)

The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly risk-free interest rates which rose between December 31, 2012 and December 31, 2013, causing bond prices to decline. The Company evaluates securities on a quarterly basis including changes in security ratings issued by ratings agencies, changes in the financial condition of the issuer, and, for mortgage-related and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.
The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2013.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of December 31, 2013, $778,588 thousand of investment securities were pledged to secure public deposits, short-term borrowed funds, and term repurchase agreements, compared to $850,421 thousand at December 31, 2012.

An analysis of gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$9,983	$(17)	$––	$––	$9,983	$(17)
Residential mortgage-backed securities	103	(1)	11	––	114	(1)
Obligations of states and political subdivisions	2,080	(23)	8,928	(229)	11,008	(252)
Residential collateralized mortgage obligations	72,803	(294)	––	––	72,803	(294)
Asset-backed securities	—	—	5,828	(143)	5,828	(143)
FHLMC and FNMA stock	—	—	1	(5)	1	(5)
Corporate securities	53,570	(423)	24,597	(403)	78,167	(826)
Other securities	—	—	1,940	(60)	1,940	(60)
Total	$138,539	$(758)	$41,305	$(840)	$179,844	$(1,598)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Residential mortgage-backed securities	$113	$—	$664	$(10)	$777	$(10)
Obligations of states and political subdivisions	69,839	(1,205)	4,275	(30)	74,114	(1,235)
Residential collateralized mortgage obligations	26,683	(386)	9,353	(175)	36,036	(561)
Total	$96,635	$(1,591)	$14,292	$(215)	$110,927	$(1,806)

During 2012, the Company transferred one residential collateralized mortgage obligation with a carrying value of $9,077 thousand from the held to maturity portfolio to the available for sale portfolio. The residential collateralized mortgage obligation was subsequently sold due to a decline in the credit worthiness from increased losses on subordinate tranches resulting in proceeds of $7,790 thousand and a realized loss on sale of $1,287 thousand.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Taxable:
Mortgage related securities	$13,291	$14,696	$11,834
Other	8,910	6,650	5,570
Total fully taxable	22,201	21,346	17,404
Tax-exempt from regular federal income tax	29,569	31,198	29,902
Total interest income from investment securities	$51,770	$52,544	$47,306

Note 3: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following tables:

	At December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$338,824	$596,653	$10,723	$176,196	$400,888	$1,523,284
Purchased covered loans:
Impaired	5	2,835	-	-	247	3,087
Non impaired	20,061	172,727	3,223	8,558	53,947	258,516
Purchase discount	(1,530)	(8,122)	(50)	(434)	(797)	(10,933)
Purchased non-covered loans:
Impaired	635	2,520	-	-	147	3,302
Non impaired	6,890	33,192	-	999	12,652	53,733
Purchase discount	(726)	(786)	-	(262)	(1,471)	(3,245)
Total	$364,159	$799,019	$13,896	$185,057	$465,613	$1,827,744

	At December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$340,116	$632,927	$7,984	$222,458	$460,698	$1,664,183
Purchased covered loans:
Impaired	308	7,585	1,824	-	257	9,974
Non impaired	59,135	247,534	5,462	9,374	66,932	388,437
Purchase discount	(8,459)	(15,140)	(279)	(433)	(1,817)	(26,128)
Purchased non-covered loans:
Impaired	1,261	6,763	-	-	297	8,321
Non impaired	9,840	38,673	1,619	3,110	18,554	71,796
Purchase discount	(870)	(1,748)	(95)	(474)	(2,039)	(5,226)
Total	$401,331	$916,594	$16,515	$234,035	$542,882	$2,111,357

Changes in the carrying amount of impaired purchased covered loans were as follows:

	For the Years Ended December 31,
	2013	2012
Impaired purchased covered loans	(In thousands)
Carrying amount at the beginning of the period	$7,865	$18,591
Reductions during the period	(5,363)	(10,726)
Carrying amount at the end of the period	$2,502	$7,865

Changes in the carrying amount of impaired purchased non-covered loans were as follows:

	For the Years Ended December 31,
	2013	2012
Impaired purchased non-covered loans	(In thousands)
Carrying amount at the beginning of the period	$6,764	$15,572
Reductions during the period	(4,330)	(8,808)
Carrying amount at the end of the period	$2,434	$6,764

Changes in the accretable yield for purchased loans were as follows:

	For the Years Ended December 31,
	2013	2012
Accretable Yield:	(In thousands)
Balance at the beginning of the period	$4,948	$9,990
Reclassification from nonaccretable difference	12,504	12,121
Accretion	(14,947)	(17,163)
Balance at the end of the period	$2,505	$4,948

Accretion	$(14,947)	$(17,163)
Reduction in FDIC indemnification asset	11,438	13,207
(Increase) in interest income	$(3,509)	$(3,956)

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses For the Year Ended December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,445	$10,063	$484	$380	$3,194	$-	$1,005	$8,663	$30,234
Additions:
Provision	(1,158)	2,813	118	134	1,949	385	2,570	1,189	8,000
Deductions:
Chargeoffs	(2,857)	(997)	-	(109)	(4,097)	(385)	(2,286)	-	(10,731)
Recoveries	1,575	191	-	-	2,152	-	272	-	4,190
Net loan losses	(1,282)	(806)	-	(109)	(1,945)	(385)	(2,014)	-	(6,541)
Balance at end of period	4,005	12,070	602	405	3,198	-	1,561	9,852	31,693
Liability for off-balance sheet credit exposure	1,658	-	37	-	497	-	-	501	2,693
Total allowance for credit losses	$5,663	$12,070	$639	$405	$3,695	$-	$1,561	$10,353	$34,386

	Allowance for Credit Losses For the Year Ended December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,012	$10,611	$2,342	$781	$3,072	$-	$-	$9,779	$32,597
Additions:
Provision	5,967	451	135	755	3,084	110	1,814	(1,116)	11,200
Deductions:
Chargeoffs	(6,851)	(1,202)	(2,217)	(1,156)	(5,685)	(110)	(953)	-	(18,174)
Recoveries	1,317	203	224	-	2,723	-	144	-	4,611
Net loan losses	(5,534)	(999)	(1,993)	(1,156)	(2,962)	(110)	(809)	-	(13,563)
Balance at end of period	6,445	10,063	484	380	3,194	-	1,005	8,663	30,234
Liability for off-balance sheet credit exposure	1,734	9	-	-	419	-	-	531	2,693
Total allowance for credit losses	$8,179	$10,072	$484	$380	$3,613	$-	$1,005	$9,194	$32,927

	Allowance for Credit Losses For the Year Ended December 31, 2011
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,094	$9,607	$3,260	$617	$6,372	$-	$7,686	$35,636
Additions:
Provision	3,069	2,336	1,248	903	564	987	2,093	11,200
Deductions:
Chargeoffs	(8,280)	(1,332)	(2,167)	(739)	(6,754)	(987)	-	(20,259)
Recoveries	3,129	-	1	-	2,890	-	-	6,020
Net loan losses	(5,151)	(1,332)	(2,166)	(739)	(3,864)	(987)	-	(14,239)
Balance at end of period	6,012	10,611	2,342	781	3,072	-	9,779	32,597
Liability for off-balance sheet credit exposure	1,660	-	34	-	198	-	801	2,693
Total allowance for credit losses	$7,672	$10,611	$2,376	$781	$3,270	$-	$10,580	$35,290

The allowance for credit losses and recorded investment in loans evaluated for impairment follow:

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$100	$1,243	$-	$-	$-	$-	$153	$-	$1,496
Collectively evaluated for impairment	5,563	10,827	639	405	3,695	-	1,408	10,353	32,890
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$5,663	$12,070	$639	$405	$3,695	$-	$1,561	$10,353	$34,386
Carrying value of loans:
Individually evaluated for impairment	$3,901	$3,357	-	-	-	$3,785	$9,999	-	$21,042
Collectively evaluated for impairment	334,923	593,296	10,723	176,196	400,888	47,571	238,169	-	1,801,766
Purchased loans with evidence of credit deterioration	-	-	-	-	-	2,434	2,502	-	4,936
Total	$338,824	$596,653	$10,723	$176,196	$400,888	$53,790	$250,670	$-	$1,827,744

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$1,865	$134	$-	$-	$100	$-	$753	$-	$2,852
Collectively evaluated for impairment	6,314	9,938	484	380	3,513	-	252	9,194	30,075
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$8,179	$10,072	$484	$380	$3,613	$-	$1,005	$9,194	$32,927
Carrying value of loans:
Individually evaluated for impairment	$5,153	$4,161	$-	$-	$-	$3,029	$16,680	$-	$29,023
Collectively evaluated for impairment	334,963	628,766	7,984	222,458	460,698	65,098	347,738	-	2,067,705
Purchased loans with evidence of credit deterioration	-	-	-	-	-	6,764	7,865	-	14,629
Total	$340,116	$632,927	$7,984	$222,458	$460,698	$74,891	$372,283	$-	$2,111,357

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$329,667	$554,991	$10,274	$174,113	$399,377	$41,490	$196,882	$1,706,794
Substandard	8,142	41,662	449	2,083	1,127	14,587	64,624	132,674
Doubtful	1,015	-	-	-	19	958	97	2,089
Loss	-	-	-	-	365	-	-	365
Default risk purchase discount	-	-	-	-	-	(3,245)	(10,933)	(14,178)
Total	$338,824	$596,653	$10,723	$176,196	$400,888	$53,790	$250,670	$1,827,744

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$324,452	$599,472	$7,518	$219,655	$459,076	$51,901	$274,976	$1,937,050
Substandard	11,413	33,455	466	2,803	1,158	27,066	122,815	199,176
Doubtful	4,251	-	-	-	46	1,145	470	5,912
Loss	-	-	-	-	418	5	150	573
Default risk purchase discount	-	-	-	-	-	(5,226)	(26,128)	(31,354)
Total	$340,116	$632,927	$7,984	$222,458	$460,698	$74,891	$372,283	$2,111,357

 (1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2013
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$336,497	$677	$383	$-	$1,267	$338,824
Commercial real estate	586,619	4,012	2,473	-	3,549	596,653
Construction	10,275	-	-	-	448	10,723
Residential real estate	173,082	2,789	325	-	-	176,196
Consumer installment & other	396,725	3,035	606	410	112	400,888
Total originated loans	1,503,198	10,513	3,787	410	5,376	1,523,284
Purchased non-covered loans	45,755	4,237	180	-	3,618	53,790
Purchased covered loans	236,577	845	940	-	12,308	250,670
Total	$1,785,530	$15,595	$4,907	$410	$21,302	$1,827,744

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2012
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$333,474	$754	$278	$-	$5,610	$340,116
Commercial real estate	616,276	7,941	2,809	-	5,901	632,927
Construction	7,984	-	-	-	-	7,984
Residential real estate	220,032	1,510	683	-	233	222,458
Consumer installment & other	455,007	4,021	1,184	455	31	460,698
Total originated loans	1,632,773	14,226	4,954	455	11,775	1,664,183
Purchased non-covered loans	65,567	1,757	64	4	7,499	74,891
Purchased covered loans	352,619	4,811	1,677	155	13,021	372,283
Total	$2,050,959	$20,794	$6,695	$614	$32,295	$2,111,357

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$2,816	$4,337	$7,132
Less: Interest income recognized on nonaccrual loans	(1,352)	(2,605)	(4,290)
Total reduction of interest income	$1,464	$1,732	$2,842

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2013 and December 31, 2012.

The following summarizes impaired loans:

	Impaired Loans At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$3,931	$4,498	$-
Commercial real estate	11,002	13,253	-
Construction	2,483	2,947	-
Consumer installment and other	2,014	2,133	-

Impaired loans with an allowance recorded:
Commercial	1,000	2,173	100
Commercial real estate	9,773	12,482	1,396

Total:
Commercial	$4,931	$6,671	$100
Commercial real estate	20,775	25,735	1,396
Construction	2,483	2,947	-
Consumer installment and other	2,014	2,133	-

	Impaired Loans At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$3,100	$9,506	$-
Commercial real estate	24,135	27,972	-
Construction	2,363	2,992	-
Residential real estate	668	668	-
Consumer installment and other	2,328	2,616	-

Impaired loans with an allowance recorded:
Commercial	12,129	13,739	2,588
Commercial real estate	4,038	4,038	164

Total:
Commercial	$15,229	$23,245	$2,588
Commercial real estate	28,173	32,010	164
Construction	2,363	2,992	-
Residential real estate	668	668	-
Consumer installment and other	2,328	2,616	-

Impaired loans include troubled debt restructured loans. Impaired loans at December 31, 2013, included $5,453 thousand of restructured loans, including $529 thousand that were on nonaccrual status. Impaired loans at December 31, 2012, included $6,678 thousand of restructured loans, including $988 thousand that were on nonaccrual status.

	Impaired Loans
	For the Years Ended
	December 31, 2013		December 31, 2012
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)		(In thousands)
Commercial	$10,566	$222	$12,996	$239
Commercial real estate	27,186	763	28,420	1,225
Construction	2,400	80	6,651	216
Residential real estate	362	-	818	-
Consumer installment and other	1,469	38	2,611	43
Total	$41,983	$1,103	$51,496	$1,723

The following tables provide information on troubled debt restructurings:

	Troubled Debt Restructurings At December 31, 2013
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	4	$3,427	$3,164	$-
Commercial real estate	2	2,291	2,289	-
Total	6	$5,718	$5,453	$-

	Troubled Debt Restructurings At December 31, 2012
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	3	$1,318	$1,196	$797
Commercial real estate	2	5,391	5,482	-
Total	5	$6,709	$6,678	$797

	Troubled Debt Restructurings At December 31, 2011
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	2	$326	$321	$-
Construction	1	3,183	3,126	1,794
Total	3	$3,509	$3,447	$1,794

During the year ended December 31, 2013, the Company modified five loans with a total carrying value of $4,966 thousand that were considered troubled debt restructurings. The concessions granted in the five restructurings completed in 2013 consisted of modification of payment terms to lower the interest rate and extend the maturity date to allow for deferred principal repayment. During the years ended December 31, 2012 and 2011, the Company modified three loans in each period with carrying values totaling $5,821 thousand and $3,509 thousand, respectively that were considered troubled debt restructurings. The concessions granted in the restructurings completed in 2012 and 2011 largely consisted of modifications of payment terms extending maturity dates to allow for deferred principal repayment. During the year ended December 31, 2013 a commercial real estate loan with a carrying value of $3,954 thousand defaulted within 12 months of the modification date. During the year ended December 31, 2012, troubled debt restructured construction and commercial loans with carrying values totaling $3,068 thousand and $988 thousand, respectively, defaulted. During the year ended December 31, 2011, no troubled debt restructurings defaulted. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

The Company pledges loans to secure borrowings from the Federal Home Loan Bank (FHLB). The carrying value of the FHLB advances was $20,577 thousand and $25,799 thousand at December 31, 2013 and December 31, 2012, respectively. The loans restricted due to collateral requirements approximate $24,242 thousand and $32,084 thousand at December 31, 2013 and December 31, 2012, respectively. The amount of loans pledged exceeds collateral requirements. The FHLB does not have the right to sell or repledge such loans.

There were no loans held for sale at December 31, 2013 and December 31, 2012.

Note 4: Concentration of Credit Risk

The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments and standby letters of credit related to real estate loans of $61,447 thousand and $69,345 thousand at December 31, 2013 and December 31, 2012, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans.

Note 5: Premises, Equipment and Other Assets

Premises and equipment consisted of the following:

	At December 31,
	Cost	Accumulated Depreciation and Amortization	Net Book Value
	(In thousands)
2013
Land	$11,983	$—	$11,983
Buildings and improvements	41,092	(22,321)	18,771
Leasehold improvements	5,761	(4,453)	1,308
Furniture and equipment	18,365	(13,113)	5,252
Total	$77,201	$(39,887)	$37,314
2012
Land	$11,983	$—	$11,983
Buildings and improvements	44,009	(24,237)	19,772
Leasehold improvements	6,175	(4,569)	1,606
Furniture and equipment	18,805	(13,527)	5,278
Total	$80,972	$(42,333)	$38,639

Depreciation and amortization of premises and equipment included in noninterest expense amounted to $3,001 thousand in 2013, $2,626 thousand in 2012 and $2,798 thousand in 2011.

Other assets consisted of the following:

	At December 31,
	2013	2012
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Federal Home Loan Bank stock (2)	4,188	7,353
Other investments	376	376
Total cost method equity investments	18,633	21,798
Life insurance cash surrender value	43,896	45,579
Deferred taxes receivable	53,281	42,449
Limited partnership investments	18,198	20,631
Interest receivable	18,925	20,274
FDIC indemnification receivable	4,032	13,847
Prepaid assets	5,229	11,679
Other assets	14,238	11,829
Total other assets	$176,432	$188,086

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

Note 6: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the years ended December 31, 2013 and December 31, 2012. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the year ended December 31, 2013 and December 31, 2012, no such adjustments were recorded.

The carrying values of goodwill were:

	At December 31,
	2013	2012
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of intangible assets and accumulated amortization was:

	At December 31,
	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(39,242)	$56,808	$(34,938)
Merchant Draft Processing Intangible	10,300	(9,309)	10,300	(8,909)
Total Intangible Assets	$67,108	$(48,551)	$67,108	$(43,847)

As of December 31, 2013, the current year and estimated future amortization expense for intangible assets was as follows:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
Twelve months ended December 31, 2013 (actual)	$4,304	$400	$4,704
Estimate for year ended December 31,
2014	3,946	324	4,270
2015	3,594	262	3,856
2016	3,292	212	3,504
2017	2,913	164	3,077
2018	1,892	29	1,921

Note 7: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits At December 31,
	2013	2012
	(In thousands)
Noninterest bearing	$1,740,182	$1,676,071
Interest bearing:
Transaction	763,088	748,818
Savings	1,167,744	1,165,032
Time	492,767	642,571
Total deposits	$4,163,781	$4,232,492

Demand deposit overdrafts of $3,002 thousand and $6,307 thousand were included as loan balances at December 31, 2013 and December 31, 2012, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $1,096 thousand in 2013, $1,530 thousand in 2012 and $2,296 thousand in 2011.

Short-term borrowed funds of $62,668 thousand and $53,687 thousand at December 31, 2013 and December 31, 2012, respectively, represent securities sold under agreements to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. Securities sold under repurchase agreements are held in the custody of independent securities brokers. The carrying amount of the securities approximates $113,902 thousand and $74,497 thousand at December 31, 2013 and December 31, 2012, respectively. The short-term borrowed funds mature on an overnight basis.

Federal Home Loan Bank (“FHLB”) advances with carrying value of $20,577 thousand at December 31, 2013 and $25,799 thousand at December 31, 2012 are secured by residential real estate loans, the amount of such loans approximates $24,242 thousand at December 31, 2013 and $32,084 thousand at December 31, 2012. The FHLB advances are due in full at par value upon their maturity dates: $20,000 thousand mature in January 2015. The FHLB advances may be paid off prior to such maturity dates subject to prepayment fees.

The $10,000 thousand term repurchase agreement at December 31, 2013 and December 31, 2012 represents securities sold under an agreement to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. Securities sold under repurchase agreements are held in the custody of independent securities brokers. The carrying amount of the related securities is approximately $11,278 thousand at December 31, 2013 and $11,987 thousand at December 31, 2012. The term repurchase agreement matures in full in August 2014.

The Company has a $35,000 thousand unsecured line of credit which had no outstanding balance at December 31, 2013 and December 31, 2012. The line of credit interest rate is a variable rate of 2.0% per annum, payable monthly on outstanding advances. Advances may be made up to the unused credit limit under the line of credit through March 19, 2014.

Debt financing of $15,000 thousand is a note issued by Westamerica Bancorporation on October 31, 2003 which matured and was repaid October 31, 2013.

The following table summarizes deposits and borrowed funds of the Company for the periods indicated:

	Balance At December 31, 2013	Average Balance Year Ended December 31, 2013	Weighted Average Rate	Balance At December 31, 2012	Average Balance Year Ended December 31, 2012	Weighted Average Rate
(Dollars in thousands)
Time deposits over $100 thousand	$298,854	$341,184	0.32%	$419,082	$460,833	0.33%
Securities sold under repurchase agreements	62,668	57,446	0.07	53,687	81,315	0.07
Federal Home Loan Bank advances	20,577	25,499	1.88	25,799	25,916	1.86
Term repurchase agreement	10,000	10,000	0.98	10,000	10,000	0.99
Federal funds purchased	—	8	0.60	—	8	0.58

	For the years ended December 31,
	2013	2012
	Highest Balance at Any Month-end	Highest Balance at Any Month-end
	(In thousands)
Securities sold under repurchase agreements	$66,640	$116,974
Federal Home Loan Bank advances	25,780	26,004
Term repurchase agreement	10,000	10,000

Note 8: Shareholders’ Equity

The Company grants stock options and restricted performance shares to employees in exchange for employee services, pursuant to the shareholder-approved 1995 Stock Option Plan, which was last amended and restated in 2012. Nonqualified stock option grants (“NQSO”) are granted with an exercise price equal to the fair market value of the related common stock on the grant date.  NQSO generally become exercisable in equal annual installments over a three-year period with each installment vesting on the anniversary date of the grant. Each NQSO has a maximum ten-year term. A restricted performance share grant becomes vested after three years of being awarded, provided the Company has attained its performance goals for such three-year period.

The following table summarizes information about stock options granted under the Plan as of December 31, 2013. The intrinsic value is calculated as the difference between the market value as of December 31, 2013 and the exercise price of the shares. The market value as of December 31, 2013 was $56.46 as reported by the NASDAQ Global Select Market:

			Options Outstanding				Options Exercisable
Range of Exercise Price			Number Outstanding at 12/31/2013 (in thousands)	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price	Number Exercisable at 12/31/2013 (in thousands)	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price

$40	–	45	355	$4,557	8.6	$44	44	$591	5.1	$43
45	–	50	616	5,375	4.0	48	443	3,564	2.4	48
50	–	55	880	4,232	3.8	52	801	3,786	3.5	52
55	–	60	227	—	6.0	57	227	—	6.0	57
$40	–	60	2,078	$14,164	4.9	50	1,515	$7,941	3.6	51

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the twelve months ended December 31, 2013, 2012 and 2011, the Company granted 322 thousand, 296 thousand and 275 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

For the twelve months ended December 31,	2013	2012	2011
Expected volatility*1	17%	21%	18%
Expected life in years*2	4.8	4.8	4.7
Risk-free interest rate*3	0.74%	0.72%	1.83%
Expected dividend yield	3.57%	3.20%	3.14%
Fair value per award	$4.61	$5.61	$5.55

*1	Measured using daily price changes of Company’s stock over respective expected term of the option and the implied volatility derived from the market prices of the Company’s stock and traded options.
*2	The number of years that the Company estimates that the options will be outstanding prior to exercise
*3	The risk-free rate over the expected life based on the US Treasury yield curve in effect at the time of the grant

Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options at December 31, 2013 is 1,312 thousand.

A summary of option activity during the twelve months ended December 31, 2013 is presented below:

	Shares (In Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2013	2,328	$49.53
Granted	322	43.71
Exercised	(478)	44.98
Forfeited or expired	(94)	49.80
Outstanding at December 31, 2013	2,078	49.66	4.9
Exercisable at December 31, 2013	1,515	51.25	3.6

A summary of the Company’s nonvested option activity during the twelve months ended December 31, 2013 is presented below:

	Shares (In Thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2013	521
Granted	322
Vested	(254)
Forfeited	(26)
Nonvested at December 31, 2013	563	$5.05

The weighted average estimated grant date fair value for options granted under the Company’s stock option plan during the twelve months ended December 31, 2013, 2012 and 2011 was $4.61, $5.61 and $5.55 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2013 is $1,365 thousand and the weighted average period over which the cost is expected to be recognized is 1.7 years.

The total intrinsic value of options exercised during the twelve months ended December 31, 2013, 2012 and 2011 was $2,058 thousand, $767 thousand and $2,309 thousand, respectively. The total fair value of RPSs that vested during the twelve months ended December 31, 2013, 2012 and 2011 was $678 thousand, $734 thousand and $1,197 thousand, respectively. The total fair value of options vested during the twelve months ended December 31, 2013, 2012 and 2011 was $1,514 thousand, $1,321 thousand and $1,381 thousand, respectively. The decrease in tax benefits recognized for the tax deductions from the exercise of options totaled $298 thousand, $119 thousand and $248 thousand, respectively, for the twelve months ended December 31, 2013, 2012 and 2011.

A summary of the status of the Company’s restricted performance shares as of December 31, 2013 and 2012 and changes during the twelve months ended on those dates, follows (in thousands):

	2013	2012
Outstanding at January 1,	54	50
Granted	20	20
Issued upon vesting	(15)	(15)
Forfeited	—	(1)
Outstanding at December 31,	59	54

As of December 31, 2013 and 2012, the restricted performance shares had a weighted-average contractual life of 1.3 years and 1.3 years, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $1,338 thousand, $710 thousand and $540 thousand for the twelve months ended December 31, 2013, 2012 and 2011, respectively. There were no stock appreciation rights or incentive stock options granted in the twelve months ended December 31, 2013 and 2012.

On February 13, 2009, the Company issued a warrant to purchase 246,640 shares of the Company’s common stock at an exercise price of $50.92 per share. The warrants remain outstanding at December 31, 2013.

The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2013, approximately 1,468 thousand shares remained available to repurchase under such plans.

Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2013, no shares of Class B Common Stock or Preferred Stock were outstanding.

Note 9: Risk-Based Capital

The Company and the Bank are subject to various regulatory capital adequacy requirements administered by federal and state agencies. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required that regulatory agencies adopt regulations defining five capital tiers for banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Failure to meet minimum capital requirements can initiate discretionary actions by regulators that, if undertaken, could have a direct, material effect on the Company’s financial statements. Quantitative measures, established by the regulators to ensure capital adequacy, require that the Company and the Bank maintain minimum ratios of capital to risk-weighted assets. There are two categories of capital under the guidelines. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock less goodwill, identifiable intangible assets, and other adjustments including the unrealized net gains and losses, after taxes, on available for sale securities. Tier 2 capital includes preferred stock not qualifying for Tier 1 capital, mandatory convertible debt, subordinated debt, certain unsecured senior debt and the allowance for loan losses, subject to limitations within the guidelines. Under the guidelines, capital is compared to the relative risk of the Company’s assets, derived from applying one of four risk weights (0%, 20%, 50% and 100%) to various categories of assets and unfunded commitments to extend credit, primarily based on the credit risk of the counterparty. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

As of December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company and the Bank are well capitalized under the FDICIA regulatory framework for prompt corrective action. To be well capitalized, the institution must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order. The following tables show capital ratios for the Company and the Bank as of December 31, 2013 and 2012:

			For Capital Adequacy Purposes		To Be Well Capitalized Under the FDICIA Prompt Corrective Action Provisions
At December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$446,331	16.18%	$220,745	8.00%	$275,931	10.00%
Westamerica Bank	406,418	14.93%	217,730	8.00%	272,162	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	405,798	14.71%	110,372	4.00%	165,559	6.00%
Westamerica Bank	360,809	13.26%	108,865	4.00%	163,297	6.00%
Leverage Ratio *
Consolidated Company	405,798	8.55%	189,762	4.00%	237,203	5.00%
Westamerica Bank	360,809	7.67%	188,109	4.00%	235,137	5.00%

			For Capital Adequacy Purposes		To Be Well Capitalized Under the FDICIA Prompt Corrective Action Provisions
At December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$444,205	16.33%	$217,627	8.00%	$272,033	10.00%
Westamerica Bank	418,746	15.62%	214,452	8.00%	268,065	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	409,763	15.06%	108,813	4.00%	163,220	6.00%
Westamerica Bank	378,921	14.14%	107,226	4.00%	160,839	6.00%
Leverage Ratio *
Consolidated Company	409,763	8.56%	191,396	4.00%	239,245	5.00%
Westamerica Bank	378,921	7.99%	189,788	4.00%	237,236	5.00%

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

FDIC-covered assets are included in the 20% risk-weight category until the loss-sharing agreements terminate; the residential loss-sharing agreement expires February 6, 2019 and the non-residential loss-sharing agreement expired (as to losses) February 6, 2014.

Note 10: Income Taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the amounts reported in the financial statements of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Amounts for the current year are based upon estimates and assumptions as of the date of these financial statements and could vary significantly from amounts shown on the tax returns as filed.

The components of the net deferred tax asset are as follows:

	At December 31,
	2013	2012
	(In thousands)
Deferred tax asset
Allowance for credit losses	$14,309	$13,700
State franchise taxes	3,249	4,162
Deferred compensation	7,991	8,278
Real estate owned	2,095	2,211
Purchased assets and assumed liabilities	5,294	4,732
Post-retirement benefits	1,059	1,210
Employee benefit accruals	5,321	5,648
VISA Class B shares	1,554	1,479
Limited partnership investments	1,299	1,037
Impaired capital assets	20,793	20,819
Capital loss carryforward	—	47
Leases	123	—
Premises and equipment	690	444
Other	654	64
Subtotal deferred tax asset	64,431	63,831
Valuation allowance	—	—
Total deferred tax asset	64,431	63,831
Deferred tax liability
Net deferred loan fees	383	429
Intangible assets	7,408	9,219
Securities available for sale	3,233	10,741
Leases	—	752
Other	126	241
Total deferred tax liability	11,150	21,382
Net deferred tax asset	$53,281	$42,449

Based on Management’s judgment, a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income. Net deferred tax assets are included with interest receivable and other assets in the Consolidated Balance Sheets.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred are as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Current income tax expense:
Federal	$13,975	$22,368	$18,393
State	8,597	11,456	13,322
Total current	22,572	33,824	31,715
Deferred income tax (benefit) expense:
Federal	(2,518)	(7,280)	1,839
State	(1,109)	(1,114)	(626)
Total deferred	(3,627)	(8,394)	1,213
Provision for income taxes	$18,945	$25,430	$32,928

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Federal income taxes due at statutory rate	$30,142	$37,295	$42,285
Reductions in income taxes resulting from:
Interest on state and municipal securities and loans not taxable for federal income tax purposes	(11,565)	(12,494)	(12,423)
State franchise taxes, net of federal income tax benefit	4,712	6,722	8,252
Tax credits	(3,190)	(3,684)	(3,560)
Dividend received deduction	(32)	(28)	(25)
Cash value life insurance	(747)	(953)	(728)
Other	(375)	(1,428)	(873)
Provision for income taxes	$18,945	$25,430	$32,928

At December 31, 2013, the company had no net operating loss and general tax credit carryforwards for tax return purposes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits follow:

	2013	2012
	(In thousands)
Balance at January 1,	$747	$496
Additions for tax positions taken in the current period	483	238
Reductions for tax positions taken in the current period	—	—
Additions for tax positions taken in prior years	212	13
Reductions for tax positions taken in prior years	—	—
Decreases related to settlements with taxing authorities	—	—
Decreases as a result of a lapse in statute of limitations	(5)	—
Balance at December 31,	$1,437	$747

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2014. Unrecognized tax benefits at December 31, 2013 and 2012 include accrued interest and penalties of $85 thousand and $65 thousand, respectively. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes. The tax years ended December 31, 2013, 2012, 2011 and 2010 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2013, 2012, 2011, 2010 and 2009 remain subject to examination by the California Franchise Tax Board. Additionally, the Company has agreed to extend the statute of limitations on its 2008 and 2007 California franchise tax returns in respect of ongoing examinations by the California Franchise Tax Board. The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

Note 11: Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Available for sale investment securities are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as other real estate owned, impaired loans, certain loans held for investment, investment securities held to maturity, and other assets.  These nonrecurring fair value adjustments typically involve the lower-of-cost-or-fair value accounting of individual assets.

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

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active exchange markets, such as the New York Stock Exchange.  Level 1 includes U.S. Treasury, equity and federal agency securities, which are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new assumptions used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the years ended December 31, 2013 and 2012, there were no transfers in or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
Investment securities available for sale:
At December 31, 2013	$1,079,381	$148,670	$930,711	$-
At December 31, 2012	$825,636	$57,424	$768,212	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at December 31, 2013 and December 31, 2012, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned	$5,527	$-	$5,527	$-	$(787)
Covered other real estate owned	7,793	-	7,793	-	(27)
Originated impaired loans	2,605	-	900	1,705	-
Purchased covered impaired loans	7,067	-	7,067	-	(233)
Total assets measured at fair value on a nonrecurring basis	$22,992	$-	$21,287	$1,705	$(1,047)

	At December 31, 2012
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Non-covered other real estate owned	$6,618	$-	$6,618	$-	$(1,360)
Covered other real estate owned	7,929	-	7,929	-	(371)
Originated impaired loans	5,197	-	3,097	2,100	(3,158)
Purchased covered impaired loans	6,684	-	2,224	4,460	(83)
Total assets measured at fair value on a nonrecurring basis	$26,428	$-	$19,868	$6,560	$(4,972)

Level 2 – Valuation is based upon independent market prices or appraised value of the collateral, less 10% for selling costs, generally.  Level 2 includes other real estate owned that has been measured at fair value upon transfer to foreclosed assets and impaired loans collateralized by real property where a specific reserve has been established or a charge-off has been recorded. Losses on other real estate owned represent losses recognized in earnings during the period subsequent to its initial classification as foreclosed assets.

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

Loans  Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $31,693 thousand at December 31, 2013 and $30,234 thousand at December 31, 2012 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $10,933 thousand and $3,245 thousand, respectively at December 31, 2013 and purchased covered and purchased non-covered loans of $26,128 thousand and $5,226 thousand, respectively at December 31, 2012 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$472,028	$472,028	$472,028	$-	$-
Investment securities held to maturity	1,132,299	1,112,676	1,597	1,111,079	-
Loans	1,796,051	1,800,625	-	-	1,800,625
Other assets - FDIC indemnification receivable	4,032	4,032	-	-	4,032

Financial Liabilities:
Deposits	$4,163,781	$4,162,935	$-	$3,671,014	$491,921
Short-term borrowed funds	62,668	62,668	-	62,668	-
Federal Home Loan Bank advances	20,577	20,558	20,558	-	-
Term repurchase agreement	10,000	10,054	-	10,054	-

	At December 31, 2012
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$491,382	$491,382	$491,382	$-	$-
Investment securities held to maturity	1,156,041	1,184,557	3,275	1,181,282	-
Loans	2,081,123	2,090,712	-	-	2,090,712
Other assets - FDIC indemnification receivable	13,847	13,834	-	-	13,834

Financial Liabilities:
Deposits	$4,232,492	$4,232,239	$-	$3,589,921	$642,318
Short-term borrowed funds	53,687	53,687	-	53,687	-
Federal Home Loan Bank advances	25,799	26,150	26,150	-	-
Term repurchase agreement	10,000	10,135	-	10,135	-
Debt financing	15,000	15,645	-	15,645	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 12: Lease Commitments

Thirty-three banking offices and a centralized administrative service center are owned and 67 facilities are leased. Substantially all the leases contain renewal options and provisions for rental increases, principally for cost of living index. The Company also leases certain pieces of equipment.

Minimum future rental payments under noncancelable operating leases as of December 31, 2013 are as follows:

(In thousands)
2014	$8,357
2015	6,301
2016	2,979
2017	1,900
2018	1,169
Thereafter	594
Total minimum lease payments	$21,300

The total minimum lease payments have not been reduced by minimum sublease rentals of $5,101 thousand due in the future under noncancelable subleases. Total rentals for premises were $8,953 thousand in 2013, $9,252 thousand in 2012 and $9,738 thousand in 2011. Total sublease rentals were $1,852 thousand in 2013, $1,883 thousand in 2012 and $1,979 thousand in 2011. Total rentals for premises, net of sublease income, included in noninterest expense were $7,101 thousand in 2013, $7,369 thousand in 2012 and $7,759 thousand in 2011.

Note 13: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $320,934 thousand and $339,651 thousand at December 31, 2013 and December 31, 2012, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $31,777 thousand and $32,347 thousand at December 31, 2013 and December 31, 2012, respectively. The Company also had commitments for commercial and similar letters of credit of $344 thousand and $344 thousand at December 31, 2013 and December 31, 2012, respectively.

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

Note 14: Retirement Benefit Plans

The Company sponsors a qualified defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to noninterest expense related to discretionary Company contributions to the Deferred Profit-Sharing Plan were $1,200 thousand in 2013, $1,200 thousand in 2012 and $1,200 thousand in 2011.

The Company also sponsors a qualified defined contribution Tax Deferred Savings/Retirement Plan (ESOP) covering salaried employees who become eligible to participate upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax or after-tax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests primarily in Westamerica Bancorporation common stock. The Company funds contributions to match participating employees’ contributions, subject to certain limits. The matching contributions charged to compensation expense were $1,214 thousand in 2013, $1,255 thousand in 2012 and $1,283 thousand in 2011.

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

The following tables set forth the net periodic post-retirement benefit cost and the change in the benefit obligation for the years ended December 31 and the funded status of the post-retirement benefit plan as of December 31:

Net Periodic Benefit Cost

	At December 31,
	2013	2012	2011
	(In thousands)
Service cost	$(153)	$(340)	$(35)
Interest cost	110	143	175
Amortization of unrecognized transition obligation	61	61	61
Net periodic cost (benefit)	18	(136)	201

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

Amortization of unrecognized transition obligation, net of tax	(36)	(36)	(36)
Total recognized in net periodic (benefit) cost and accumulated other comprehensive income	$(18)	$(172)	$165

The remaining transition obligation cost for this post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $61 thousand.

Obligation and Funded Status

	For the years ended December 31,
	2013	2012	2011
Change in benefit obligation	(In thousands)
Benefit obligation at beginning of year	$2,755	$3,117	$3,178
Service cost	(153)	(340)	(35)
Interest cost	110	143	175
Benefits paid	(168)	(165)	(201)
Benefit obligation at end of year	$2,544	$2,755	$3,117
Accumulated post-retirement benefit obligation attributable to:
Retirees	$1,443	$1,654	$2,363
Fully eligible participants	983	856	537
Other	118	245	217
Total	$2,544	$2,755	$3,117
Fair value of plan assets	$—	$—	$—
Accumulated post-retirement benefit obligation in excess of plan assets	$2,544	$2,755	$3,117

Additional Information

Assumptions

	At December 31,
	2013	2012	2011
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	4.80%	4.00%	4.60%
Weighted-average assumptions used to determine net periodic benefit cost as of December 31
Discount rate	4.00%	4.60%	5.50%

The above discount rate is based on the Corporate Aa 25-year rate, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits. Post-retirement medical benefits are currently fixed amounts without provision for future increases; as a result, the assumed annual average rate of inflation used to measure the expected cost of benefits covered by this program is zero percent for 2014 and beyond.

Assumed benefit inflation rates are not applicable for this program.

Estimated future benefit payments (In thousands)
2014	$170
2015	174
2016	179
2017	186
2018	188
Years 2019-2023	859

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

The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2013 and 2012:

	2013	2012
	(In thousands)
Beginning balance	$1,056	$1,099
Originations	—	—
Principal reductions	(43)	(43)
At December 31,	$1,013	$1,056
Percent of total loans outstanding	0.06%	0.05%

Note 16: Regulatory Matters

Payment of dividends to the Company by the Bank is limited under regulations for state chartered banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for the preceding three calendar years less dividends paid. Under this regulation, the Bank obtained approval for dividends paid to the Company during 2013. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972.

The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $304,834 thousand in 2013 and $345,772 thousand in 2012, which amounts exceed the Bank’s required reserves.

Note 17: Other Comprehensive Income

The components of other comprehensive (loss) income and other related tax effects were:

	2013
	Before tax	Tax effect	Net of tax
Securities available for sale:	(In thousands)
Net unrealized losses arising during the year	$(17,855)	$7,507	$(10,348)
Reclassification of (losses) gains included in net income	—	—	—
Net unrealized gains arising during the year	(17,855)	7,507	(10,348)
Post-retirement benefit obligation	61	(25)	36
Other comprehensive loss	$(17,794)	$7,482	$(10,312)

	2012
	Before tax	Tax effect	Net of tax
Securities available for sale:	(In thousands)
Net unrealized gains arising during the year	$5,557	$(2,337)	$3,220
Reclassification of gains (losses) included in net income	—	—	—
Net unrealized gains arising during the year	5,557	(2,337)	3,220
Post-retirement benefit obligation	61	(25)	36
Other comprehensive income	$5,618	$(2,362)	$3,256

	2011
	Before tax	Tax effect	Net of tax
Securities available for sale:	(In thousands)
Net unrealized gains arising during the year	$19,282	$(8,108)	$11,174
Reclassification of gains (losses) included in net income	—	—	—
Net unrealized gains arising during the year	19,282	(8,108)	11,174
Post-retirement benefit obligation	61	(25)	36
Other comprehensive income	$19,343	$(8,133)	$11,210

Cumulative other comprehensive income (loss) balances were:

	Post- retirement Benefit Obligation	Net Unrealized gains(losses) on securities	Cumulative Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 31, 2010	$(250)	$409	$159
Net change	36	11,174	11,210
Balance, December 31, 2011	(214)	11,583	11,369
Net change	36	3,220	3,256
Balance, December 31, 2012	(178)	14,803	14,625
Net change	36	(10,348)	(10,312)
Balance, December 31, 2013	$(142)	$4,455	$4,313

Note 18: Earnings Per Common Share

The table below shows earnings per common share and diluted earnings per common share. Basic earnings per common share are computed by dividing net income by the average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing net income by the average number of common shares outstanding during the period plus the impact of common stock equivalents.

	2013	2012	2011
	(In thousands, except per share data)
Net income (numerator)	$67,177	$81,127	$87,888
Basic earnings per common share
Weighted average number of common shares outstanding — basic (denominator)	26,826	27,654	28,628
Basic earnings per common share	$2.50	$2.93	$3.07
Diluted earnings per common share
Weighted average number of common shares outstanding — basic	26,826	27,654	28,628
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	51	45	114
Weighted average number of common shares outstanding — diluted (denominator)	26,877	27,699	28,742
Diluted earnings per common share	$2.50	$2.93	$3.06

For the years ended December 31, 2013, 2012, and 2011, options to purchase 1,575 thousand, 2,049 thousand and 1,553 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

Note 19: Westamerica Bancorporation (Parent Company Only)

Statements of Income and Comprehensive Income

	For the Years Ended December 31,
For the years ended December 31,	2013	2012	2011
	(In thousands)
Dividends from subsidiaries	$88,754	$88,755	$106,756
Interest income	14	8	11
Other income	8,684	7,907	7,780
Total income	97,452	96,670	114,547
Interest on borrowings	707	820	859
Salaries and benefits	7,120	7,090	6,620
Other expense	2,174	1,734	2,356
Total expenses	10,001	9,644	9,835
Income before taxes and equity in undistributed income of subsidiaries	87,451	87,026	104,712
Income tax benefit	732	1,847	699
Earnings of subsidiaries less than subsidiary dividends	(21,006)	(7,746)	(17,523)
Net income	67,177	81,127	87,888
Other comprehensive (loss) income, net of tax	(10,312)	3,256	11,210
Comprehensive income	$56,865	$84,383	$99,098

Balance Sheets

	At December 31,
	2013	2012
Assets	(In thousands)
Cash	$12,839	$13,219
Money market assets and investment securities available for sale	1,300	1,461
Investment in Westamerica Bank	503,219	534,467
Investment in non-bank subsidiaries	457	458
Premises and equipment, net	9,932	9,983
Accounts receivable from Westamerica Bank	303	613
Other assets	32,351	30,897
Total assets	$560,401	$591,098
Liabilities
Debt financing and notes payable	$—	$15,000
Accounts payable to Westamerica Bank	1,583	660
Other liabilities	15,884	15,336
Total liabilities	17,467	30,996
Shareholders’ equity	542,934	560,102
Total liabilities and shareholders’ equity	$560,401	$591,098

Statements of Cash Flows

	For the years ended December 31,
	2013	2012	2011
	(In thousands)
Operating Activities
Net income	$67,177	$81,127	$87,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	312	297	126
Decrease (increase) in accounts receivable from affiliates	26	105	(18)
Increase in other assets	(926)	(1,960)	(1,951)
Stock option compensation expense	1,397	1,450	1,425
Tax benefit decrease upon exercise of stock options	298	119	248
(Benefit) provision for deferred income tax	(769)	(1,306)	963
Increase in other liabilities	2,573	1,182	217
Earnings of subsidiaries less than subsidiary dividends	21,006	7,746	17,523
(Gain on sales) Writedown of property and equipment	(259)	1,504	599
Net cash provided by operating activities	90,835	90,264	107,020
Investing Activities
Purchases of premises and equipment	—	(420)	(1,154)
Net decrease in short term investments	—	—	341
Net cash used in investing activities	—	(420)	(813)
Financing Activities
Net change in short-term debt	—	—	(1,000)
Net reductions in notes payable and long-term borrowings	(15,000)	—	(10,000)
Exercise of stock options/issuance of shares	21,499	7,635	14,374
Tax benefit decrease upon exercise of stock options	(298)	(119)	(248)
Retirement of common stock including repurchases	(57,320)	(51,499)	(60,505)
Dividends	(40,096)	(41,005)	(41,670)
Net cash used in financing activities	(91,215)	(84,988)	(99,049)
Net change in cash	(380)	4,856	7,158
Cash at beginning of year	13,219	8,363	1,205
Cash at end of year	$12,839	$13,219	$8,363
Supplemental Cash Flow Disclosures:
Supplemental disclosure of cash flow activity:
Interest paid for the period	$840	$1,105	$1,794
Income tax payments for the period	22,562	34,111	28,826

Note 20: Quarterly Financial Information
(Unaudited)

For the Three Months Ended
March 31,	June 30,	September 30,	December 31,
(In thousands, except per share data and price range of common stock)
2013
Interest and loan fee income	$40,465	$39,269	$37,956	$36,706
Net interest income	39,213	38,050	36,780	35,682
Provision for credit losses	2,800	1,800	1,800	1,600
Noninterest income	14,278	14,284	14,419	14,030
Noninterest expense	28,677	28,192	27,758	27,987
Income before taxes	22,014	22,342	21,641	20,125
Net income	17,271	17,112	16,738	16,056
Basic earnings per common share	0.64	0.64	0.63	0.60
Diluted earnings per common share	0.64	0.64	0.63	0.60
Dividends paid per common share	0.37	0.37	0.37	0.38
Price range, common stock	42.59	-	45.80	41.76	-	46.56	45.73	-	50.78	48.29	-	57.59
2012
Interest and loan fee income	$48,298	$46,901	$45,272	$42,893
Net interest income	46,739	45,429	43,890	41,562
Provision for credit losses	2,800	2,800	2,800	2,800
Noninterest income	14,669	13,533	14,626	14,194
Noninterest expense	30,034	29,349	29,269	28,233
Income before taxes	28,574	26,813	26,447	24,723
Net income	21,005	20,964	20,022	19,136
Basic earnings per share	0.75	0.76	0.73	0.70
Diluted earnings per share	0.75	0.75	0.73	0.70
Dividends paid per share	0.37	0.37	0.37	0.37
Price range, common stock	43.90	-	49.53	43.01	-	48.62	44.08	-	49.39	40.50	-	47.72
2011
Interest and loan fee income	$52,494	$53,088	$51,976	$50,421
Net interest income	50,191	50,935	49,905	48,566
Provision for credit losses	2,800	2,800	2,800	2,800
Noninterest income	14,743	15,292	15,205	14,857
Noninterest expense	31,323	34,309	31,383	30,663
Income before taxes	30,811	29,118	30,927	29,960
Net income	22,382	21,269	22,432	21,805
Basic earnings per share	0.77	0.74	0.79	0.77
Diluted earnings per share	0.77	0.74	0.79	0.77
Dividends paid per share	0.36	0.36	0.36	0.37
Price range, common stock	49.25	-	56.96	46.91	-	52.53	36.32	-	50.52	36.34	-	46.73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Westamerica Bancorporation:

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westamerica Bancorporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

San Francisco, California
February 27, 2014

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2013.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 50- 51, immediately preceding the financial statements.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Board of Directors and Committees”, “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Executive Compensation” in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2013 (in thousands, except exercise price):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,078	$50	1,312
Equity compensation plans not approved by security holders	—	N/A	—
Total	2,078	$50	1,312

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Proposal 3 – Ratify Selection of Independent Auditor” in the Company’s Proxy Statement for its 2014 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

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

Date: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Payne	Chairman of the Board and Directors	February 27, 2014
David L. Payne	President and Chief Executive Officer (Principal Executive Officer)

/s/ John “Robert” Thorson	Senior Vice President and Chief Financial Officer	February 27, 2014
John “Robert” Thorson	(Principal Financial and Accounting Officer)

/s/ Etta Allen	Director	February 27, 2014
Etta Allen

/s/ Louis E. Bartolini	Director	February 27, 2014
Louis E. Bartolini

/s/ E. Joseph Bowler	Director	February 27, 2014
E. Joseph Bowler

/s/ Arthur C. Latno, Jr.	Director	February 27, 2014
Arthur C. Latno, Jr.

/s/ Patrick D. Lynch	Director	February 27, 2014
Patrick D. Lynch

/s/ Catherine C. MacMillan	Director	February 27, 2014
Catherine C. MacMillan

/s/ Ronald A. Nelson	Director	February 27, 2014
Ronald A. Nelson

/s/ Edward B. Sylvester	Director	February 27, 2014
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

11.1	Statement re computation of per share earnings incorporated by reference to Note 18 of the Notes to the Consolidated Financial Statements of this report.
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
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2013; (ii) Consolidated Balance Sheets at December 31, 2013, and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2013; (v) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2013 and (vi) Notes to Consolidated Financial Statements.

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