Form 10-Q
period 2014-03-31
WESTAMERICA BANCORPORATION
filed 2014-04-30
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                            No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of April 21, 2014

Common Stock, No Par Value	26,308,078

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of natural disasters, including earthquakes, fire, flood, drought, and other disasters, on the uninsured value of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values, and (13) changes in the securities markets. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2013, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I - FINANCIAL INFORMATION
Item 1      Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)
	At March 31,	At December 31,
	2014	2013
	(In thousands)
Assets:
Cash and due from banks	$428,840	$472,028
Investment securities available for sale	1,240,288	1,079,381
Investment securities held to maturity, with fair values of: $1,103,827 at March 31, 2014 and $1,112,676 at December 31, 2013	1,110,329	1,132,299
Loans	1,816,319	1,827,744
Allowance for loan losses	(32,109)	(31,693)
Loans, net of allowance for loan losses	1,784,210	1,796,051
Other real estate owned	12,186	13,320
Premises and equipment, net	36,675	37,314
Identifiable intangibles, net	17,452	18,557
Goodwill	121,673	121,673
Other assets	169,389	176,432
Total Assets	$4,921,042	$4,847,055

Liabilities:
Noninterest bearing deposits	$1,778,034	$1,740,182
Interest bearing deposits	2,436,749	2,423,599
Total deposits	4,214,783	4,163,781
Short-term borrowed funds	64,382	62,668
Federal Home Loan Bank advances	20,437	20,577
Term repurchase agreement	10,000	10,000
Other liabilities	70,557	47,095
Total Liabilities	4,380,159	4,304,121

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,299 at March 31, 2014 and 26,510 at December 31, 2013	383,490	378,946
Deferred compensation	2,711	2,711
Accumulated other comprehensive income	8,856	4,313
Retained earnings	145,826	156,964
Total Shareholders' Equity	540,883	542,934
Total Liabilities and Shareholders' Equity	$4,921,042	$4,847,055

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$22,901	$27,399
Investment securities available for sale	5,630	5,336
Investment securities held to maturity	7,033	7,730
Total Interest and Fee Income	35,564	40,465
Interest Expense:
Deposits	754	899
Short-term borrowed funds	20	11
Term repurchase agreement	25	24
Federal Home Loan Bank advances	99	118
Debt financing	-	200
Total Interest Expense	898	1,252
Net Interest Income	34,666	39,213
Provision for Loan Losses	1,000	2,800
Net Interest Income After Provision For Loan Losses	33,666	36,413
Noninterest Income:
Service charges on deposit accounts	6,010	6,542
Merchant processing services	1,924	2,409
Debit card fees	1,405	1,358
Other service fees	661	762
Trust fees	654	568
ATM processing fees	620	705
Financial services commissions	171	180
Other	1,545	1,754
Total Noninterest Income	12,990	14,278
Noninterest Expense:
Salaries and related benefits	14,126	14,403
Occupancy	3,727	3,886
Outsourced data processing services	2,105	2,157
Amortization of identifiable intangibles	1,105	1,219
Furniture and equipment	1,005	880
Courier service	610	741
Professional fees	430	635
Other real estate owned	(350)	334
Other	4,115	4,422
Total Noninterest Expense	26,873	28,677
Income Before Income Taxes	19,783	22,014
Provision for income taxes	4,476	4,743
Net Income	$15,307	$17,271

Average Common Shares Outstanding	26,433	27,145
Diluted Average Common Shares Outstanding	26,537	27,157
Per Common Share Data:
Basic earnings	$0.58	$0.64
Diluted earnings	0.58	0.64
Dividends paid	0.38	0.37

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income	$15,307	$17,271
Other comprehensive income:
Increase in net unrealized gains on securities available for sale	7,823	1,272
Deferred tax expense	(3,289)	(534)
Increase in net unrealized gains on securities available for sale, net of tax	4,534	738
Post-retirement benefit transition obligation amortization	15	15
Deferred tax expense	(6)	(6)
Post-retirement benefit transition obligation amortization, net of tax	9	9
Total other comprehensive income	4,543	747
Total comprehensive income	$19,850	$18,018

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

				Accumulated
	Common		Accumulated	Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income	Earnings	Total
	(In thousands)

Balance, December 31, 2012	27,213	$372,012	$3,101	$14,625	$170,364	$560,102
Net income for the period					17,271	17,271
Other comprehensive income				747		747
Exercise of stock options	151	6,156				6,156
Tax benefit decrease upon exercise of stock options		(191)				(191)
Stock based compensation		379				379
Stock awarded to employees	1	42				42
Purchase and retirement of stock	(347)	(4,819)			(10,623)	(15,442)
Dividends					(10,084)	(10,084)
Balance, March 31, 2013	27,018	$373,579	$3,101	$15,372	$166,928	$558,980

Balance, December 31, 2013	26,510	$378,946	$2,711	$4,313	$156,964	$542,934
Net income for the period					15,307	15,307
Other comprehensive income				4,543		4,543
Exercise of stock options	225	10,853				10,853
Tax benefit decrease upon exercise of stock options		(369)				(369)
Stock based compensation		359				359
Stock awarded to employees	1	52				52
Purchase and retirement of stock	(437)	(6,351)			(16,359)	(22,710)
Dividends					(10,086)	(10,086)
Balance, March 31, 2014	26,299	$383,490	$2,711	$8,856	$145,826	$540,883

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Operating Activities:
Net income	$15,307	$17,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,103	4,322
Loan loss provision	1,000	2,800
Net amortization of deferred loan fees	(30)	(80)
Decrease (increase) in interest income receivable	643	(199)
Increase in deferred tax asset	(756)	(673)
Increase in other assets	(185)	(663)
Stock option compensation expense	359	379
Tax benefit decrease upon exercise of stock options	369	191
Increase in income taxes payable	5,232	5,482
Increase in interest expense payable	5	252
Increase (decrease) in other liabilities	8,507	(6,726)
Gain on sale of other assets	(400)	(274)
Writedown/loss on sale of premises and equipment	16	6
Originations of mortgage loans for resale	-	(90)
Proceeds from sale of mortgage loans originated for resale	-	92
Net gain on sale of foreclosed assets	(493)	(181)
Writedown of foreclosed assets	69	592
Net Cash Provided by Operating Activities	33,746	22,501

Investing Activities:
Net repayments of loans	9,598	72,880
Proceeds from FDIC* loss-sharing agreement	44	1,344
Purchases of investment securities available for sale	(237,948)	(175,901)
Proceeds from sale/maturity/calls of securities available for sale	99,350	30,166
Purchases of investment securities held to maturity	(17,993)	(59,677)
Proceeds from maturity/calls of securities held to maturity	34,403	51,876
Purchases of premises and equipment	(166)	(617)
Proceeds from sale of FRB/FHLB** stock	3,248	738
Proceeds from sale of foreclosed assets	2,159	2,611
Net Cash Used in Investing Activities	(107,305)	(76,580)

Financing Activities:
Net change in deposits	51,063	(70,450)
Net change in short-term borrowings	1,620	8,167
Exercise of stock options/issuance of shares	10,853	6,156
Tax benefit decrease upon exercise of stock options	(369)	(191)
Retirement of common stock including repurchases	(22,710)	(15,442)
Common stock dividends paid	(10,086)	(10,084)
Net Cash Provided by (Used in) Financing Activities	30,371	(81,844)
Net Change In Cash and Due from Banks	(43,188)	(135,923)
Cash and Due from Banks at Beginning of Period	472,028	491,382
Cash and Due from Banks at End of Period	$428,840	$355,459

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Loan collateral transferred to other real estate owned	$968	$640
Securities purchases pending settlement	(11,231)	-
Supplemental disclosure of cash flow activities:
Interest paid for the period	987	1,132
Income tax payments for the period	-	126

See accompanying notes to unaudited consolidated financial statements.
* Federal Deposit Insurance Corporation ("FDIC")
** Federal Reserve Bank/Federal Home Loan Bank ("FRB/FHLB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

The Company has evaluated events and transactions subsequent to the balance sheet date. Based on this evaluation, the Company is not aware of any events or transactions that occurred subsequent to the balance sheet date but prior to filing that would require recognition or disclosure in its unaudited consolidated financial statements.

Note 2: Accounting Policies

The Company’s accounting policies are discussed in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Certain amounts in prior periods have been reclassified to conform to the current presentation.

Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments. These estimates and judgments may significantly affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management exercises judgment to estimate the appropriate level of the allowance for credit losses and the evaluation of other than temporary impairment of investment securities, which are discussed in the Company’s accounting policies.

Recently Adopted Accounting Standards

FASB ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, was issued July 2013 to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar loss, or a tax credit carryforward exists.  The update provides that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward, unless an exception applies.  The adoption of the update did not have a material effect on the Company’s financial statements at January 1, 2014, the date adopted.

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

Note 3:  Investment Securities

An analysis of the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follows:

	Investment Securities Available for Sale At March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,499	$9	$-	$3,508
Securities of U.S. Government sponsored entities	329,589	108	(1,387)	328,310
Residential mortgage-backed securities	30,154	1,791	(18)	31,927
Commercial mortgage-backed securities	3,216	10	(5)	3,221
Obligations of states and political subdivisions	180,011	7,635	(222)	187,424
Residential collateralized mortgage obligations	259,615	674	(12,460)	247,829
Asset-backed securities	9,322	5	(56)	9,271
FHLMC and FNMA stock	804	16,241	-	17,045
Corporate securities	406,526	3,180	(609)	409,097
Other securities	2,039	767	(150)	2,656
Total	$1,224,775	$30,420	$(14,907)	$1,240,288

An analysis of the amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follows:

	Investment Securities Held to Maturity At March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$1,428	$-	$(4)	$1,424
Residential mortgage-backed securities	63,048	855	(388)	63,515
Obligations of states and political subdivisions	748,520	7,414	(11,409)	744,525
Residential collateralized mortgage obligations	297,333	1,622	(4,592)	294,363
Total	$1,110,329	$9,891	$(16,393)	$1,103,827

An analysis of the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follows:

	Investment Securities Available for Sale At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,500	$9	$(3)	$3,506
Securities of U.S. Government sponsored entities	131,080	75	(663)	130,492
Residential mortgage-backed securities	32,428	1,763	(15)	34,176
Commercial mortgage-backed securities	3,411	19	(5)	3,425
Obligations of states and political subdivisions	186,082	5,627	(323)	191,386
Residential collateralized mortgage obligations	266,890	730	(14,724)	252,896
Asset-backed securities	14,653	3	(101)	14,555
FHLMC and FNMA stock	804	12,568	-	13,372
Corporate securities	430,794	2,901	(1,264)	432,431
Other securities	2,049	1,251	(158)	3,142
Total	$1,071,691	$24,946	$(17,256)	$1,079,381

An analysis of the amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follows:

	Investment Securities Held to Maturity At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$1,601	$-	$(4)	$1,597
Residential mortgage-backed securities	65,076	854	(624)	65,306
Obligations of states and political subdivisions	756,707	6,211	(21,667)	741,251
Residential collateralized mortgage obligations	308,915	1,209	(5,602)	304,522
Total	$1,132,299	$8,274	$(27,897)	$1,112,676

The amortized cost and fair value of investment securities by contractual maturity are shown in the following tables at the dates indicated:

	At March 31, 2014
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$35,521	$35,862	$8,947	$9,215
Over 1 to 5 years	726,407	728,374	206,687	209,237
Over 5 to 10 years	84,231	86,679	299,437	298,232
Over 10 years	82,788	86,695	234,877	229,265
Subtotal	928,947	937,610	749,948	745,949
Mortgage-backed securities and residential collateralized mortgage obligations	292,985	282,977	360,381	357,878
Other securities	2,843	19,701	-	-
Total	$1,224,775	$1,240,288	$1,110,329	$1,103,827

	At December 31, 2013
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$75,385	$75,609	$9,639	$9,900
Over 1 to 5 years	536,333	538,111	187,051	189,827
Over 5 to 10 years	66,669	68,166	314,630	310,104
Over 10 years	87,722	90,484	246,988	233,017
Subtotal	766,109	772,370	758,308	742,848
Mortgage-backed securities and residential collateralized mortgage obligations	302,729	290,497	373,991	369,828
Other securities	2,853	16,514	-	-
Total	$1,071,691	$1,079,381	$1,132,299	$1,112,676

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At March 31, 2014 and December 31, 2013, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale At March 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$239,558	$(1,360)	$8,968	$(27)	$248,526	$(1,387)
Residential mortgage-backed securities	-	-	848	(18)	848	(18)
Commercial mortgage-backed securities	960	(5)	-	-	960	(5)
Obligations of states and political subdivisions	11,098	(123)	3,683	(99)	14,781	(222)
Residential collateralized mortgage obligations	154,576	(9,107)	68,889	(3,353)	223,465	(12,460)
Asset-backed securities	-	-	4,205	(56)	4,205	(56)
Corporate securities	38,415	(123)	50,693	(486)	89,108	(609)
Other securities	-	-	1,850	(150)	1,850	(150)
Total	$444,607	$(10,718)	$139,136	$(4,189)	$583,743	$(14,907)

An analysis of gross unrealized losses of investment securities held to maturity follows:

	Investment Securities Held to Maturity At March 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$1,424	$(4)	$-	$-	$1,424	$(4)
Residential mortgage-backed securities	29,321	(276)	7,235	(112)	36,556	(388)
Obligations of states and political subdivisions	201,958	(3,292)	150,776	(8,117)	352,734	(11,409)
Residential collateralized mortgage obligations	202,785	(4,572)	1,655	(20)	204,440	(4,592)
Total	$435,488	$(8,144)	$159,666	$(8,249)	$595,154	$(16,393)

The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates. The Company evaluates securities on a quarterly basis including changes in security ratings issued by ratings agencies, changes in the financial condition of the issuer, and, for mortgage-related and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by a major rating agency. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2014.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of March 31, 2014, $876,491 thousand of investment securities were pledged to secure public deposits, short-term borrowed funds, and term repurchase agreements, compared to $778,588 thousand at December 31, 2013.

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale At December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
U.S. Treasury securities	$2,994	$(3)	$-	$-	$2,994	$(3)
Securities of U.S. Government sponsored entities	91,669	(663)	-	-	91,669	(663)
Residential mortgage-backed securities	864	(15)	-	-	864	(15)
Commercial mortgage-backed securities	1,072	(5)	-	-	1,072	(5)
Obligations of states and political subdivisions	17,516	(222)	3,214	(101)	20,730	(323)
Residential collateralized mortgage obligations	187,848	(12,326)	40,575	(2,398)	228,423	(14,724)
Asset-backed securities	5,002	(1)	4,475	(100)	9,477	(101)
Corporate securities	117,751	(1,087)	9,824	(177)	127,575	(1,264)
Other securities	-	-	1,842	(158)	1,842	(158)
Total	$424,716	$(14,322)	$59,930	$(2,934)	$484,646	$(17,256)

An analysis of gross unrealized losses of investment securities held to maturity follows:

	Investment Securities Held to Maturity At December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
Securities of U.S. Government sponsored entities	$1,597	$(4)	$-	$-	$1,597	$(4)
Residential mortgage-backed securities	38,396	(616)	392	(8)	38,788	(624)
Obligations of states and political subdivisions	355,797	(14,893)	64,427	(6,774)	420,224	(21,667)
Residential collateralized mortgage obligations	214,981	(5,175)	14,120	(427)	229,101	(5,602)
Total	$610,771	$(20,688)	$78,939	$(7,209)	$689,710	$(27,897)

The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly rising risk-free interest rates causing bond prices to decline.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Taxable:
Mortgage related securities	$3,053	$3,561
Other	2,630	1,974
Total taxable	5,683	5,535
Tax-exempt	6,980	7,531
Total interest income from investment securities	$12,663	$13,066

Note 4: Loans and Allowance for Credit Losses

FDIC indemnification expired February 6, 2014 for County Bank non-single-family residential collateralized purchased loans; accordingly, such loans have been reclassified from purchased covered loans to purchased non-covered loans.

A summary of the major categories of loans outstanding is shown in the following tables.

	At March 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$360,151	$595,210	$9,837	$170,176	$394,128	$1,529,502
Purchased covered loans:
Gross purchased covered loans	-	-	-	4,856	14,756	19,612
Credit risk discount	-	-	-	(434)	(209)	(643)
Purchased non-covered loans:
Gross purchased non-covered loans	25,643	200,358	3,199	991	49,797	279,988
Credit risk discount	(2,134)	(7,892)	(50)	(262)	(1,802)	(12,140)
Total	$383,660	$787,676	$12,986	$175,327	$456,670	$1,816,319

	At December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$338,824	$596,653	$10,723	$176,196	$400,888	$1,523,284
Purchased covered loans:
Gross purchased covered loans	20,066	175,562	3,223	8,558	54,194	261,603
Credit risk discount	(1,530)	(8,122)	(50)	(434)	(797)	(10,933)
Purchased non-covered loans:
Gross purchased non-covered loans	7,525	35,712	-	999	12,799	57,035
Credit risk discount	(726)	(786)	-	(262)	(1,471)	(3,245)
Total	$364,159	$799,019	$13,896	$185,057	$465,613	$1,827,744

Changes in the carrying amount of impaired purchased loans were as follows:

	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
Impaired purchased loans	(In thousands)
Carrying amount at the beginning of the period	$4,936	$14,629
Reductions during the period	(19)	(9,693)
Carrying amount at the end of the period	$4,917	$4,936

Changes in the accretable yield for purchased loans were as follows:

	For the Three Months Ended March 31, 2014	For the Year Ended December 31, 2013
Accretable yield:	(In thousands)
Balance at the beginning of the period	$2,505	$4,948
Reclassification from nonaccretable difference	909	12,504
Accretion	(1,149)	(14,947)
Balance at the end of the period	$2,265	$2,505

Accretion	$(1,149)	$(14,947)
Reduction in FDIC indemnification asset	211	11,438
(Increase) in interest income	$(938)	$(3,509)

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses For the Three Months Ended March 31, 2014
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,005	$12,070	$602	$405	$3,198	$-	$1,561	$9,852	$31,693
Additions:
Provision	130	(974)	(160)	86	214	1,272	-	432	1,000
Deductions:
Chargeoffs	(60)	-	-	-	(999)	(260)	-	-	(1,319)
Recoveries	168	163	3	-	400	1	-	-	735
Net loan losses	108	163	3	-	(599)	(259)	-	-	(584)
Indemnification expiration	-	-	-	-	-	1,561	(1,561)	-
Balance at end of period	4,243	11,259	445	491	2,813	2,574	-	10,284	32,109
Liability for off-balance sheet credit exposure	1,672	-	185	-	440	251	-	145	2,693
Total allowance for credit losses	$5,915	$11,259	$630	$491	$3,253	$2,825	$-	$10,429	$34,802

	Allowance for Credit Losses For the Three Months Ended March 31, 2013
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,445	$10,063	$484	$380	$3,194	$-	$1,005	$8,663	$30,234
Additions:
Provision	531	994	(4)	246	281	-	87	665	2,800
Deductions:
Chargeoffs	(1,902)	(113)	-	(87)	(1,308)	-	(359)	-	(3,769)
Recoveries	462	21	-	-	601	-	5	-	1,089
Net loan losses	(1,440)	(92)	-	(87)	(707)	-	(354)	-	(2,680)
Balance at end of period	5,536	10,965	480	539	2,768	-	738	9,328	30,354
Liability for off-balance sheet credit exposure	1,663	3	-	-	453	-	-	574	2,693
Total allowance for credit losses	$7,199	$10,968	$480	$539	$3,221	$-	$738	$9,902	$33,047

The allowance for credit losses and recorded investment in loans were evaluated for impairment as follows:

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At March 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$100	$550	$-	$-	$-	$895	$-	$-	$1,545
Collectively evaluated for impairment	5,815	10,709	630	491	3,253	1,930	-	10,429	33,257
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$5,915	$11,259	$630	$491	$3,253	$2,825	$-	$10,429	$34,802
Carrying value of loans:
Individually evaluated for impairment	$3,675	$2,761	$-	$-	$-	$13,489	$-	$-	$19,925
Collectively evaluated for impairment	356,476	592,449	9,837	170,176	394,128	249,684	18,727	-	1,791,477
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,675	242	-	4,917
Total	$360,151	$595,210	$9,837	$170,176	$394,128	$267,848	$18,969	$-	$1,816,319

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$100	$1,243	$-	$-	$-	$-	$153	$-	$1,496
Collectively evaluated for impairment	5,563	10,827	639	405	3,695	-	1,408	10,353	32,890
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$5,663	$12,070	$639	$405	$3,695	$-	$1,561	$10,353	$34,386
Carrying value of loans:
Individually evaluated for impairment	$3,901	$3,357	$-	$-	$-	$3,785	$9,999	$-	$21,042
Collectively evaluated for impairment	334,923	593,296	10,723	176,196	400,888	47,571	238,169	-	1,801,766
Purchased loans with evidence of credit deterioration	-	-	-	-	-	2,434	2,502	-	4,936
Total	$338,824	$596,653	$10,723	$176,196	$400,888	$53,790	$250,670	$-	$1,827,744

The Bank’s customers are small businesses, professionals and consumers. Given the scale of these borrowers, corporate credit rating agencies do not evaluate the borrowers’ financial condition. The Bank maintains a Loan Review Department which reports directly to the Board of Directors. The Loan Review Department performs independent evaluations of loans and assigns credit risk grades to evaluated loans using grading standards employed by bank regulatory agencies. Loans judged to carry lower-risk attributes are assigned a “pass” grade, with a minimal likelihood of loss. Loans judged to carry higher-risk attributes are referred to as “classified loans,” and are further disaggregated, with increasing expectations for loss recognition, as “substandard,” “doubtful,” and “loss.” Loan Review evaluations occur every calendar quarter.  If the Bank becomes aware of deterioration in a borrower’s performance or financial condition between Loan Review examinations, assigned risk grades are re-evaluated promptly. Credit risk grades assigned by the Loan Review Department are subject to review by the Bank’s regulatory authorities during regulatory examinations.

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At March 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$349,979	$550,932	$9,837	$168,110	$392,931	$209,451	$17,962	$1,699,202
Substandard	9,157	44,278	-	2,066	983	70,109	1,650	128,243
Doubtful	1,015	-	-	-	17	402	-	1,434
Loss	-	-	-	-	197	26	-	223
Credit risk discount	-	-	-	-	-	(12,140)	(643)	(12,783)
Total	$360,151	$595,210	$9,837	$170,176	$394,128	$267,848	$18,969	$1,816,319

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$329,667	$554,991	$10,274	$174,113	$399,377	$41,490	$196,882	$1,706,794
Substandard	8,142	41,662	449	2,083	1,127	14,587	64,624	132,674
Doubtful	1,015	-	-	-	19	958	97	2,089
Loss	-	-	-	-	365	-	-	365
Credit risk discount	-	-	-	-	-	(3,245)	(10,933)	(14,178)
Total	$338,824	$596,653	$10,723	$176,196	$400,888	$53,790	$250,670	$1,827,744

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At March 31, 2014
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$357,553	$1,220	$31	$-	$1,347	$360,151
Commercial real estate	584,385	7,585	253	-	2,987	595,210
Construction	9,837	-	-	-	-	9,837
Residential real estate	167,842	2,010	-	-	324	170,176
Consumer installment & other	391,252	2,134	381	196	165	394,128
Total originated loans	1,510,869	12,949	665	196	4,823	1,529,502
Purchased non-covered loans	248,629	4,910	1,620	209	12,480	267,848
Purchased covered loans	18,859	19	5	-	86	18,969
Total	$1,778,357	$17,878	$2,290	$405	$17,389	$1,816,319

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2013
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$336,497	$677	$383	$-	$1,267	$338,824
Commercial real estate	586,619	4,012	2,473	-	3,549	596,653
Construction	10,275	-	-	-	448	10,723
Residential real estate	173,082	2,789	325	-	-	176,196
Consumer installment & other	396,725	3,035	606	410	112	400,888
Total originated loans	1,503,198	10,513	3,787	410	5,376	1,523,284
Purchased non-covered loans	45,755	4,237	180	-	3,618	53,790
Purchased covered loans	236,577	845	940	-	12,308	250,670
Total	$1,785,530	$15,595	$4,907	$410	$21,302	$1,827,744

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)

Interest income that would have been recognized had the loans performed in accordance with their original terms	$375	$753
Less: Interest income recognized on nonaccrual loans	(159)	(375)
Total reduction of interest income	$216	$378

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2014 and December 31, 2013.

The following summarizes impaired loans:

	Impaired Loans At March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$3,490	$4,001	$-
Commercial real estate	10,940	13,278	-
Construction	2,035	2,498	-
Residential real estate	324	324	-
Consumer installment and other	1,418	1,525	-

Impaired loans with an allowance recorded:
Commercial	1,262	2,436	362
Commercial real estate	6,880	10,619	1,183

Total:
Commercial	$4,752	$6,437	$362
Commercial real estate	17,820	23,897	1,183
Construction	2,035	2,498	-
Residential real estate	324	324	-
Consumer installment and other	1,418	1,525	-

	Impaired Loans At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$3,931	$4,498	$-
Commercial real estate	11,002	13,253	-
Construction	2,483	2,947	-
Consumer installment and other	2,014	2,133	-

Impaired loans with an allowance recorded:
Commercial	1,000	2,173	100
Commercial real estate	9,773	12,482	1,396

Total:
Commercial	$4,931	$6,671	$100
Commercial real estate	20,775	25,735	1,396
Construction	2,483	2,947	-
Consumer installment and other	2,014	2,133	-

Impaired loans include troubled debt restructured loans. Impaired loans at March 31, 2014, included $5,271 thousand of restructured loans, including $262 thousand that were on nonaccrual status. Impaired loans at December 31, 2013, included $5,453 thousand of restructured loans, including $529 thousand that were on nonaccrual status.

	Impaired Loans For the Three Months Ended March 31,
	2014		2013
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$4,842	$67	$13,729	$54
Commercial real estate	19,298	117	28,507	300
Construction	2,259	-	2,111	26
Residential real estate	162	-	685	-
Consumer installment and other	1,716	8	1,963	7
Total	$28,277	$192	$46,995	$387

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At March 31, 2014
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	3	$3,201	$2,938	$262
Commercial real estate	2	2,291	2,316	-
Consumer installment and other	1	18	17	-
Total	6	$5,510	$5,271	$262

	Troubled Debt Restructurings At March 31, 2013
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	3	$1,318	$1,172	$786
Commercial real estate	3	7,383	7,535	-
Total	6	$8,701	$8,707	$786

During the three months ended March 31, 2014 and 2013, the Company modified one loan in each period with carrying values of $17 thousand and $2,009 thousand, respectively that was considered a troubled debt restructuring. The concession granted in the first quarter 2014 consisted of modification of payment terms to extend the maturity date to allow for deferred principal repayment. The concession granted in the restructuring completed in the first quarter 2013 consisted of modification of payment terms to lower the interest rate and extend the maturity date to allow for deferred principal repayment. During the three months ended March 31, 2014 and 2013, no troubled debt restructured loans defaulted. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

The Company pledges loans to secure borrowings from the Federal Home Loan Bank (FHLB). The carrying value of the FHLB advances was $20,437 thousand and $20,577 thousand at March 31, 2014 and December 31, 2013, respectively. The loans restricted due to collateral requirements approximate $22,766 thousand and $24,242 thousand at March 31, 2014 and December 31, 2013, respectively. The amount of loans pledged exceeds collateral requirements. The FHLB does not have the right to sell or repledge such loans.

There were no loans held for sale at March 31, 2014 and December 31, 2013.

Note 5: Concentration of Credit Risk

The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments and standby letters of credit related to real estate loans of $65,318 thousand and $61,447 thousand at March 31, 2014 and December 31, 2013, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans at origination.

Note 6: Other Assets

Other assets consisted of the following:

	At March 31, 2014	At December 31, 2013
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Federal Home Loan Bank stock (2)	940	4,188
Other investments	346	376
Total cost method equity investments	15,355	18,633
Life insurance cash surrender value	44,417	43,896
Net deferred tax asset	50,323	53,281
Limited partnership investments	17,643	18,198
Interest receivable	18,282	18,925
FDIC indemnification receivable	5,610	4,032
Prepaid assets	5,242	5,229
Other assets	12,517	14,238
Total other assets	$169,389	$176,432

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

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the three months ended March 31, 2014 and year ended December 31, 2013. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three months ended March 31, 2014 and year ended December 31, 2013, no such adjustments were recorded.

The carrying values of goodwill were:

	At March 31, 2014	At December 31, 2013
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At March 31, 2014		At December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(40,257)	$56,808	$(39,242)
Merchant Draft Processing Intangible	10,300	(9,399)	10,300	(9,309)
Total Identifiable Intangible Assets	$67,108	$(49,656)	$67,108	$(48,551)

As of March 31, 2014, the current year and estimated future amortization expense for identifiable intangible assets was:

		Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
		(In thousands)
Three months ended March 31, 2014 (actual)		$1,015	$90	$1,105
Estimate for year ended December 31,	2014	3,946	324	4,270
	2015	3,594	262	3,856
	2016	3,292	212	3,504
	2017	2,913	164	3,077
	2018	1,892	29	1,921
	2019	538	-	538

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At March 31, 2014	At December 31, 2013
	(In thousands)
Noninterest-bearing	$1,778,034	$1,740,182
Interest-bearing:
Transaction	771,299	763,088
Savings	1,207,881	1,167,744
Time	457,569	492,767
Total deposits	$4,214,783	$4,163,781

Demand deposit overdrafts of $6,573 thousand and $3,002 thousand were included as loan balances at March 31, 2014 and December 31, 2013, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $232 thousand in the first quarter 2014 and $304 thousand in the first quarter 2013.

Short-term borrowed funds of $64,382 thousand and $62,668 thousand at March 31, 2014 and December 31, 2013, respectively, represent securities sold under agreements to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. Securities sold under repurchase agreements are held in the custody of independent securities brokers. The carrying amount of the securities approximates $213,960 thousand and $113,902 thousand at March 31, 2014 and December 31, 2013, respectively. The short-term borrowed funds mature on an overnight basis.

Federal Home Loan Bank (“FHLB”) advances with carrying value of $20,437 thousand at March 31, 2014 and $20,577 thousand at December 31, 2013 are secured by residential real estate loans, the amount of such loans approximates $22,766 thousand at March 31, 2014 and $24,242 thousand at December 31, 2013. The FHLB advances are due in full at par value upon their maturity dates: $20,000 thousand mature in January 2015. The FHLB advances may be paid off prior to such maturity dates subject to prepayment fees.

The $10,000 thousand term repurchase agreement at March 31, 2014 and December 31, 2013 represents securities sold under an agreement to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. Securities sold under repurchase agreements are held in the custody of independent securities brokers. The carrying amount of the related securities is approximately $10,740 thousand at March 31, 2014 and $11,278 thousand at December 31, 2013. The term repurchase agreement matures in full in August 2014.

The Company has a $35,000 thousand unsecured line of credit which had no outstanding balance at March 31, 2014 and December 31, 2013. The line of credit interest rate is a variable rate of 2.0% per annum, payable monthly on outstanding advances. Advances may be made up to the unused credit limit under the line of credit through March 18, 2015.

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

When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new assumptions used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the three months ended March 31, 2014 and year ended December 31, 2013, there were no transfers in or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
Investment securities available for sale:
At March 31, 2014	$1,240,288	$349,669	$890,619	$-
At December 31, 2013	$1,079,381	$148,670	$930,711	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at March 31, 2014 and December 31, 2013, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At March 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$12,186	$-	$12,186	$-	$(37)
Impaired loans	8,145	-	6,450	1,695	(260)
Total assets measured at fair value on a nonrecurring basis	$20,331	$-	$18,636	$1,695	$(297)

	At December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$13,320	$-	$13,320	$-	$(814)
Impaired loans	9,672	-	7,967	1,705	(233)
Total assets measured at fair value on a nonrecurring basis	$22,992	$-	$21,287	$1,705	$(1,047)

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

Cash and Due from Banks  Cash and due from banks represent U.S. dollar denominated coin and currency, deposits at the Federal Reserve Bank and correspondent banks, and amounts being settled with other banks to complete the processing of  customers’ daily transactions. Collectively, the Federal Reserve Bank and financial institutions operate in a market in which cash and due from banks transactions are processed continuously in significant daily volumes honoring the face value of the U.S. dollar.

Investment Securities Held to Maturity  The fair values of investment securities were estimated using quoted prices as described above for Level 1 and Level 2 valuation.

Loans  Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $32,109 thousand at March 31, 2014 and $31,693 thousand at December 31, 2013 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $643 thousand and $12,140 thousand, respectively at March 31, 2014 and purchased covered and purchased non-covered loans of $10,933 thousand and $3,245 thousand, respectively at December 31, 2013 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

The table below is a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized, excluding financial instruments recorded at fair value on a recurring basis. The values assigned do not necessarily represent amounts which ultimately may be realized for assets or paid to settle liabilities. In addition, these values do not give effect to adjustments to fair value which may occur when financial instruments are sold or settled in larger quantities.  The carrying amounts in the following table are recorded in the balance sheet under the indicated captions.

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

	At March 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$428,840	$428,840	$428,840	$-	$-
Investment securities held to maturity	1,110,329	1,103,827	1,424	1,102,403	-
Loans	1,784,210	1,788,511	-	-	1,788,511
Other assets - FDIC indemnification receivable	5,610	5,610	-	-	5,610

Financial Liabilities:
Deposits	$4,214,783	$4,213,384	$-	$3,757,214	$456,170
Short-term borrowed funds	64,382	64,382	-	64,382	-
Federal Home Loan Bank advances	20,437	20,426	20,426	-	-
Term repurchase agreement	10,000	10,033	-	10,033	-

	At December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$472,028	$472,028	$472,028	$-	$-
Investment securities held to maturity	1,132,299	1,112,676	1,597	1,111,079	-
Loans	1,796,051	1,800,625	-	-	1,800,625
Other assets - FDIC indemnification receivable	4,032	4,032	-	-	4,032

Financial Liabilities:
Deposits	$4,163,781	$4,162,935	$-	$3,671,014	$491,921
Short-term borrowed funds	62,668	62,668	-	62,668	-
Federal Home Loan Bank advances	20,577	20,558	20,558	-	-
Term repurchase agreement	10,000	10,054	-	10,054	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $310,127 thousand and $320,934 thousand at March 31, 2014 and December 31, 2013, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $31,213 thousand and $31,777 thousand at March 31, 2014 and December 31, 2013, respectively. The Company also had commitments for commercial and similar letters of credit of $344 thousand at March 31, 2014 and December 31, 2013.

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

	For the Three Months Ended March 31,
	2014	2013
	(In thousands, except per share data)
Net income (numerator)	$15,307	$17,271
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,433	27,145
Basic earnings per common share	$0.58	$0.64
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,433	27,145
Add exercise of options reduced by the number of shares that could have been purchased with the proceeds of such exercise	104	12
Weighted average number of common shares outstanding - diluted (denominator)	26,537	27,157
Diluted earnings per common share	$0.58	$0.64

For the three months ended March 31, 2014 and 2013, options to purchase 1,148 thousand and 2,317 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months Ended
	March 31,	March 31,	December 31,
	2014	2013	2013
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)1	$38,864	$43,835	$40,050
Provision for Loan Losses	1,000	2,800	1,600
Noninterest Income	12,990	14,278	14,030
Noninterest Expense	26,873	28,677	27,987
Income Before Income Taxes (FTE)1	23,981	26,636	24,493
Income Tax Provision (FTE)1	8,674	9,365	8,437
Net Income	$15,307	$17,271	$16,056

Average Common Shares Outstanding	26,433	27,145	26,609
Diluted Average Common Shares Outstanding	26,537	27,157	26,754
Common Shares Outstanding at Period End	26,299	27,018	26,510

Per Common Share:
Basic Earnings	$0.58	$0.64	$0.60
Diluted Earnings	0.58	0.64	0.60
Book Value Per Common Share	$20.57	$20.69	$20.48

Financial Ratios:
Return On Assets	1.27%	1.43%	1.31%
Return On Common Equity	11.64%	12.93%	11.85%
Net Interest Margin (FTE)1	3.83%	4.27%	3.92%
Net Loan Losses to Average Loans	0.13%	0.52%	0.39%
Efficiency Ratio2	51.8%	49.3%	51.8%

Average Balances:
Assets	$4,889,940	$4,908,483	$4,876,884
Earning Assets	4,093,087	4,135,863	4,062,976
Loans	1,822,065	2,077,989	1,846,700
Deposits	4,209,723	4,199,229	4,189,135
Shareholders' Equity	533,159	541,874	537,709

Period End Balances:
Assets	$4,921,042	$4,887,844	$4,847,055
Earning Assets	4,166,936	4,171,468	4,039,424
Loans	1,816,319	2,036,934	1,827,744
Deposits	4,214,783	4,161,950	4,163,781
Shareholders' Equity	540,883	558,980	542,934

Capital Ratios at Period End:
Total Risk Based Capital	15.19%	15.99%	16.18%
Tangible Equity to Tangible Assets	8.40%	8.75%	8.56%

Dividends Paid Per Common Share	$0.38	$0.37	$0.38
Common Dividend Payout Ratio	66%	58%	63%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Federal Reserve’s Federal Open Market Committee has maintained highly accommodative monetary policies to influence interest rates to low levels in order to provide stimulus to the economy following the “financial crisis” recession. The Company’s principal source of revenue is net interest and fee income, which represents interest earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). The relatively low level of market interest rates has reduced the spread between interest rates on earning assets and interest bearing liabilities. The Company’s net interest margin and net interest income declined as market interest rates on newly originated loans remain below the yields earned on older-dated loans and on the overall loan portfolio. The Company is reducing its exposure to rising interest rates by purchasing shorter-duration investment securities with lower yields than longer-duration securities. The Company’s noninterest income was lower in the first quarter 2014 due to fewer processing days compared to the fourth quarter 2013 and lower levels of customer transaction activity during the first quarter 2014. The Company incurs noninterest expenses to deliver products and services to its customers. The Company’s credit quality continued to improve, as nonperforming assets and loan charge-offs declined in the first quarter 2014 and contributed to reducing expenses for nonperforming assets. Management is focused on controlling all noninterest expense levels, particularly due to market interest rate pressure on net interest income.

Westamerica Bancorporation and subsidiaries (the “Company”) reported first quarter 2014 net income of $15.3 million or $0.58 diluted earnings per common share. These results compare to net income of $17.3 million or $0.64 diluted earnings per common share and $16.1 million or $0.60 diluted earnings per common share, respectively, for the first and fourth quarters of 2013.

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2014	2013	2013
	(In thousands, except per share data)
Net interest and fee income (FTE)	$38,864	$43,835	$40,050
Provision for loan losses	(1,000)	(2,800)	(1,600)
Noninterest income	12,990	14,278	14,030
Noninterest expense	(26,873)	(28,677)	(27,987)
Income before taxes (FTE)	23,981	26,636	24,493
Income tax provision (FTE)	(8,674)	(9,365)	(8,437)
Net income	$15,307	$17,271	$16,056

Average diluted common shares	26,537	27,157	26,754
Diluted earnings per common share	$0.58	$0.64	$0.60

Average total assets	$4,889,940	$4,908,483	$4,876,884
Net income to average total assets (annualized)	1.27%	1.43%	1.31%
Net income to average common stockholders' equity (annualized)	11.64%	12.93%	11.85%

Net income for the first quarter of 2014 was $2.0 million less than the same quarter of 2013, the net result of declines in net interest and fee income (fully taxable equivalent or “FTE”) and noninterest income, partially offset by decreases in the provision for loan losses, noninterest expense and income tax provision (FTE). A decrease in net interest and fee income (FTE) was mostly attributed to lower average balances of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments and lower average balances of interest-bearing liabilities. The provision for loan losses was reduced, reflecting Management's evaluation of losses inherent in the loan portfolio; net losses and nonperforming loan volumes have declined relative to earlier periods. Noninterest expense decreased primarily due to reduced personnel costs, loan administration expenses, intangible amortization and professional fees.

Comparing the first quarter of 2014 to the fourth quarter of 2013, net income decreased $749 thousand primarily due to lower net interest and fee income (FTE) and lower noninterest income, partially offset by decreases in the provision for loan losses and noninterest expense. The lower net interest and fee income (FTE) was primarily caused by a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments and lower average balances of higher costing interest-bearing liabilities. The provision for loan losses was reduced, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest expense decreased mostly due to declines in loan administration expenses and professional fees.

Net Interest and Fee Income (FTE)

Following is a summary of the components of net interest and fee income (FTE) for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2014	2013	2013
	(In thousands)
Interest and fee income	$35,564	$40,465	$36,706
Interest expense	(898)	(1,252)	(1,024)
FTE adjustment	4,198	4,622	4,368
Net interest and fee income (FTE)	$38,864	$43,835	$40,050

Average earning assets	$4,093,087	$4,135,863	$4,062,976
Net interest margin (FTE) (annualized)	3.83%	4.27%	3.92%

Net interest and fee income (FTE) decreased during the first quarter 2014 by $5.0 million from the same period in 2013 to $38.9 million, mainly due to lower average balances of loans (down $256 million) and lower yields on interest-earning assets (down 47 basis points “bp”), partially offset by higher average balances of investments (up $213 million) and lower average balances of interest-bearing liabilities (down $130 million).

Comparing the first quarter of 2014 with the fourth quarter of 2013, net interest and fee income (FTE) decreased $1.2 million primarily due to a lower average volume of loans (down $25 million) and lower yields on interest earning assets (down 10 bp), partially offset by higher average balances of investments (up $55 million) and lower average balances of higher costing interest-bearing liabilities.

Loan volumes have declined due to problem loan workout activities (such as chargeoffs, collateral repossessions and principal payments), particularly with purchased loans, and reduced volumes of loan originations. In Management’s opinion, current levels of competitive loan pricing do not provide adequate forward earnings potential. As a result, the Company has not currently taken an aggressive posture relative to loan portfolio growth. Management has maintained relatively stable interest-earning asset volumes by increasing investment securities as loan volumes have declined.

Yields on interest-earning assets have declined due to relatively low interest rates prevailing in the market. In the first quarter 2014, the Company purchased shorter-duration investment securities with lower yields than longer-duration securities in order to reduce its exposure to rising interest rates. The Company’s high levels of liquidity will provide an opportunity to obtain higher yielding assets once market interest rates start rising. The Company has been replacing higher-cost funding sources with low-cost deposits and interest expense has declined to offset some of the decline in asset yields.

Interest and Fee Income (FTE)

Interest and fee income (FTE) for the first quarter of 2014 decreased $5.3 million or 11.8% from the same period in 2013. The decrease was caused by lower average balances of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments.

The total average balances of loans declined due to decreases in the average balances of commercial real estate loans (down $117 million), consumer loans (down $76 million), residential real estate loans (down $48 million) and tax-exempt commercial loans (down $19 million). The average investment portfolio increased largely due to higher average balances of securities of U.S. Government sponsored entities (up $167 million), corporate securities (up $111 million) and municipal securities (up $43 million), partially offset by a $97 million decrease in average balances of collateralized mortgage obligations and mortgage-backed securities.

The average yield on the Company's earning assets decreased from 4.39% in the first quarter 2013 to 3.92% in the corresponding period of 2014. The composite yield on loans declined 27 bp to 5.19% mostly due to lower yields on consumer loans (down 39 bp), commercial real estate loans (down 20 bp), taxable commercial loans (down 44 bp), tax-exempt commercial loans (down 40 bp) and residential real estate loans (down 19 bp). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The investment yields in general declined due to market rates. The investment portfolio yield decreased 43 bp to 2.89% primarily due to lower yields on municipal securities (down 61 bp) and corporate securities (down 39 bp), partially offset by a 27 bp increase in yields on securities of U.S. Government sponsored entities. The yield on securities of U.S. government sponsored entities rose as securities added to the portfolio in the first quarter 2014 were higher yielding than securities held in the prior period.

Comparing the first quarter of 2014 with the fourth quarter of 2013, interest and fee income (FTE) was down $1.3 million or 3.2%. The decrease resulted from a lower average volume of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments. Average interest earning assets increased $30 million or 0.7% in the first quarter of 2014 compared with the fourth quarter of 2013 due to a $55 million increase in average investments and a $25 million decrease in average loans. The decrease in the average balance of the loan portfolio was attributable to decreases in average balances of commercial real estate loans (down $29 million), consumer loans (down $12 million), tax-exempt commercial loans (down $5 million) and residential real estate loans (down $8 million), partially offset by a $31 million increase in the average balance of taxable commercial loans. The average investment portfolio increased mostly due to higher average balances of U.S. government sponsored entities (up $105 million), partially offset by decreases in average balances of collateralized mortgage obligations and mortgage-backed securities (down $26 million) and corporate securities (down $16 million). The average yield on earning assets for the first quarter of 2014 was 3.92% compared with 4.02% in the fourth quarter of 2013. The loan portfolio yield for the first quarter of 2014 was 5.19% compared with 5.25% for the fourth quarter of 2013 mostly due to lower yields on taxable commercial loans (down 50 bp), consumer loans (down 9 bp), commercial real estate loans (down 7 bp) and tax-exempt commercial loans (down 23 bp). The investment portfolio yield decreased 11 bp to 2.89% primarily due to lower yields on municipal securities (down 14 bp) and corporate securities (down 10 bp), partially offset by higher yields on securities of U.S. government sponsored entities (up 21 bp). The yield on securities of U.S. government sponsored entities rose as securities added to the portfolio in the first quarter 2014 were higher yielding than securities held in the prior period.

Interest Expense

Interest expense has been reduced by lowering rates paid on interest-bearing deposits and borrowings and by reducing the volume of higher-cost funding sources. A $15 million long-term note was repaid in October 2013 and average balances of time deposits for the first quarter 2014 declined $164 million compared with first quarter 2013 and $38 million compared with fourth quarter 2013. Lower-cost checking and savings deposits accounted for 88.9% of total average deposits in the first quarter 2014 compared with 85.0% in the first quarter 2013 and 87.9% in the fourth quarter 2013.

Interest expense in the first quarter of 2014 decreased $354 thousand or 28.3% compared with the same period in 2013 due to lower average balances of interest-bearing liabilities. Interest-bearing liabilities declined due to lower average balances of time deposits $100 thousand or more (down $132 million), time deposits less than $100 thousand (down $32 million), preferred money market savings (down $19 million), debt financing (down $15 million) and Federal Home Loan Bank advances (down $5 million), partially offset by higher average balances of money market savings (up $40 million), money market checking accounts (up $15 million) and regular savings (up $13 million). The average rate paid on interest-bearing liabilities decreased from 0.19% in the first quarter of 2013 to 0.14% in the first quarter of 2014. Rates on interest-bearing deposits were 0.13% for the first quarter 2014 compared with 0.14% for the first quarter 2013.

Comparing the first quarter of 2014 with the fourth quarter of 2013, interest expense declined $126 thousand or 12.3% due to a shift from higher costing deposits and financing to lower cost checking and savings accounts. Average balances of debt financing and Federal Home Loan Bank advances declined $5 million and $4 million, respectively. Average balances of interest-bearing deposits increased primarily due to higher balances of money market checking accounts (up $18 million) and money market savings (up $22 million), partially offset by lower average balances of time deposits $100 thousand or more (down $30 million) and time deposits less than $100 thousand (down $8 million). Rates paid on interest-bearing liabilities averaged 0.14% during the first quarter 2014 compared with 0.16% for the fourth quarter 2013. Rates paid on interest-bearing deposits were 0.13%, unchanged from the fourth quarter 2013.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2014	2013	2013

Yield on earning assets (FTE)	3.92%	4.39%	4.02%
Rate paid on interest-bearing liabilities	0.14%	0.19%	0.16%
Net interest spread (FTE)	3.78%	4.20%	3.86%
Impact of noninterest-bearing funds	0.05%	0.07%	0.06%
Net interest margin (FTE)	3.83%	4.27%	3.92%

During the first quarter 2014, the net interest margin (FTE) was affected by low market interest rates. The volume of older-dated higher-yielding loans and securities declined due to principal maturities and paydowns. Newly originated loans and purchased securities have lower-yields. The Company is reducing its exposure to rising interest rates by purchasing shorter-duration investment securities, which carry lower yields than longer-duration securities. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost funding sources. During the first quarter 2014 the net interest margin (FTE) decreased 44 bp compared with the same period in 2013. Lower yields on earning assets were partially offset by lower rates paid on interest-bearing liabilities and resulted in a 42 bp decrease in net interest spread (FTE). The 5 bp net interest margin contribution of noninterest-bearing demand deposits resulted in the net interest margin (FTE) of 3.83%. During the first quarter of 2014, the net interest margin (FTE) decreased 9 bp compared with the fourth quarter of 2013. The net interest spread (FTE) in the first quarter of 2014 was 3.78% compared with 3.86% in the fourth quarter of 2013, the net result of a 10 bp decrease in earning asset yields, partially offset by lower cost of interest-bearing liabilities (down 2 bp).

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

	For the Three Months Ended March 31, 2014
	Average Balance	Interest Income/ Expense	Yields/ Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$970,514	$3,925	1.62%
Tax-exempt (1)	177,452	2,434	5.49%
Held to maturity
Taxable	379,393	1,758	1.85%
Tax-exempt (1)	743,663	8,286	4.46%
Loans:
Commercial:
Taxable	281,015	4,073	5.88%
Tax-exempt (1)	94,841	1,312	5.61%
Commercial real estate	788,270	11,923	6.13%
Real estate construction	13,141	190	5.88%
Real estate residential	184,427	1,549	3.36%
Consumer	460,371	4,312	3.80%
Total loans (1)	1,822,065	23,359	5.19%
Total Interest-earning assets (1)	4,093,087	$39,762	3.92%
Other assets	796,853
Total assets	$4,889,940

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,768,464	$-	-%
Savings and interest-bearing transaction	1,974,430	301	0.06%
Time less than $100,000	208,627	221	0.43%
Time $100,000 or more	258,202	232	0.36%
Total interest-bearing deposits	2,441,259	754	0.13%
Short-term borrowed funds	62,472	20	0.13%
Term repurchase agreement	10,000	25	1.01%
Federal Home Loan Bank advances	20,520	99	1.97%
Total interest-bearing liabilities	2,534,251	$898	0.14%
Other liabilities	54,066
Shareholders' equity	533,159
Total liabilities and shareholders' equity	$4,889,940
Net interest spread (1) (2)			3.78%
Net interest and fee income and interest margin (1) (3)		$38,864	3.83%

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

	For the Three Months Ended December 31, 2013
	Average Balance	Interest Income/ Expense	Yields/ Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$898,921	$3,805	1.69%
Tax-exempt (1)	182,243	2,494	5.47%
Held to maturity
Taxable	396,478	1,768	1.78%
Tax-exempt (1)	738,634	8,563	4.64%
Loans:
Commercial:
Taxable	249,649	4,016	6.38%
Tax-exempt (1)	99,796	1,469	5.84%
Commercial real estate	817,090	12,486	6.06%
Real estate construction	15,089	194	5.10%
Real estate residential	192,534	1,645	3.42%
Consumer	472,542	4,634	3.89%
Total loans (1)	1,846,700	24,444	5.25%
Total Interest-earning assets (1)	4,062,976	$41,074	4.02%
Other assets	813,908
Total assets	$4,876,884

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,759,495	$-	-%
Savings and interest-bearing transaction	1,924,346	299	0.06%
Time less than $100,000	216,603	242	0.44%
Time $100,000 or more	288,691	252	0.35%
Total interest-bearing deposits	2,429,640	793	0.13%
Short-term borrowed funds	54,208	20	0.14%
Term repurchase agreement	10,000	24	0.98%
Federal Home Loan Bank advances	24,846	120	1.91%
Debt financing	4,891	67	5.46%
Total interest-bearing liabilities	2,523,585	$1,024	0.16%
Other liabilities	56,095
Shareholders' equity	537,709
Total liabilities and shareholders' equity	$4,876,884
Net interest spread (1) (2)			3.86%
Net interest and fee income and interest margin (1) (3)		$40,050	3.92%

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

	For the Three Months Ended March 31, 2014 Compared with For the Three Months Ended March 31, 2013
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Available for sale
Taxable	$1,105	$(623)	$482
Tax-exempt (1)	(206)	(146)	(352)
Held to maturity
Taxable	(428)	94	(334)
Tax-exempt (1)	735	(1,226)	(491)
Loans:
Commercial:
Taxable	100	(304)	(204)
Tax-exempt (1)	(272)	(108)	(380)
Commercial real estate	(1,774)	(431)	(2,205)
Real estate construction	(50)	(45)	(95)
Real estate residential	(404)	(107)	(511)
Consumer	(741)	(494)	(1,235)
Total loans (1)	(3,141)	(1,489)	(4,630)
Total decrease in interest and fee income (1)	(1,935)	(3,390)	(5,325)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing
transaction	8	(3)	5
Time less than $100,000	(37)	(41)	(78)
Time $100,000 or more	(114)	42	(72)
Total interest-bearing deposits	(143)	(2)	(145)
Short-term borrowed funds	1	8	9
Term repurchase agreement	-	1	1
Federal Home Loan Bank advances	(25)	6	(19)
Debt financing	(200)	-	(200)
Total (decrease) increase in interest expense	(367)	13	(354)
Decrease in net interest and fee income (1)	$(1,568)	$(3,403)	$(4,971)

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2014 Compared with For the Three Months Ended December 31, 2013
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Available for sale
Taxable	$267	$(147)	$120
Tax-exempt (1)	(68)	8	(60)
Held to maturity
Taxable	(92)	82	(10)
Tax-exempt (1)	(49)	(228)	(277)
Loans:
Commercial:
Taxable	383	(326)	57
Tax-exempt (1)	(101)	(56)	(157)
Commercial real estate	(707)	144	(563)
Real estate construction	(31)	27	(4)
Real estate residential	(76)	(20)	(96)
Consumer	(215)	(107)	(322)
Total loans (1)	(747)	(338)	(1,085)
Total decrease in interest and fee income (1)	(689)	(623)	(1,312)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing
transaction	1	1	2
Time less than $100,000	(14)	(7)	(21)
Time $100,000 or more	(33)	13	(20)
Total interest-bearing deposits	(46)	7	(39)
Short-term borrowed funds	2	(2)	-
Term repurchase agreement	(1)	2	1
Federal Home Loan Bank advances	(24)	3	(21)
Debt financing	(67)	-	(67)
Total (decrease) increase in interest expense	(136)	10	(126)
Decrease in net interest and fee income (1)	$(553)	$(633)	$(1,186)

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

The Company provided $1.0 million, $2.8 million and $1.6 million for loan losses in the first quarter 2014, the first quarter 2013 and the fourth quarter 2013, respectively. The reduced provision for loan losses for the first quarter 2014 reflects Management’s current evaluation of credit quality for the loan portfolio. The Company recorded purchased County Bank and Sonoma Valley Bank loans at estimated fair value upon the acquisition dates, February 6, 2009 and August 20, 2010, respectively. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans secured by single-family residential real estate are “covered” through February 6, 2019 by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. The FDIC indemnification of purchased County Bank non-single-family residential secured loans expired February 6, 2014. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2014	2013	2013
	(In thousands)

Service charges on deposit accounts	$6,010	$6,542	$6,266
Merchant processing services	1,924	2,409	2,058
Debit card fees	1,405	1,358	1,527
Other service fees	661	762	672
Trust fees	654	568	593
ATM processing fees	620	705	630
Financial services commissions	171	180	218
Other noninterest income	1,545	1,754	2,066
Total	$12,990	$14,278	$14,030

Noninterest income for the first quarter 2014 declined by $1.3 million or 9.0% from the same period in 2013. Service charges on deposits decreased $532 thousand due to declines in fees charged on overdrawn and insufficient funds accounts (down $369 thousand) and lower activity on checking accounts (down $103 thousand). Merchant processing services fees decreased $485 thousand primarily due to lower transaction volumes. Other noninterest income decreased $209 thousand generally due to lower commissions on check sales and lower ACH processing fees.

In the first quarter 2014, noninterest income decreased $1.0 million or 7.4% compared with the fourth quarter 2013 due to fewer processing days and lower levels of customer transaction activity. Service charges on deposits decreased $256 thousand compared with the fourth quarter 2013 due to declines in fees charged on overdrawn and insufficient funds accounts (down $300 thousand), partially offset by fee increases on analyzed accounts and collection of annual IRA fees in the first quarter 2014. Merchant processing services fees and debit card fees decreased $134 thousand and $122 thousand, respectively, primarily due to lower transaction volumes. Other noninterest income decreased $521 thousand primarily due to  lower commissions on check sales and lower purchased loan principal recoveries exceeding purchase date fair values.

[The remainder of this page intentionally left blank]

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2014	2013	2013
	(In thousands)

Salaries and related benefits	$14,126	$14,403	$14,340
Occupancy	3,727	3,886	3,784
Outsourced data processing services	2,105	2,157	2,112
Amortization of identifiable intangibles	1,105	1,219	1,157
Equipment	1,005	880	994
Courier service	610	741	664
Professional fees	430	635	947
Other real estate owned	(350)	334	245
Other noninterest expense	4,115	4,422	3,744
Total	$26,873	$28,677	$27,987

Noninterest expense decreased $1.8 million or 6.3% in the first quarter 2014 compared with the same period in 2013 primarily due to lower personnel costs, lower loan administration expenses, lower intangible amortization, lower professional fees and other real estate owned (“OREO”) expense net of disposition gains. Salaries and related benefits declined $277 thousand mostly due to employee attrition. Occupancy expense decreased $159 thousand primarily due to lower utility costs. Amortization of identifiable intangibles decreased $114 thousand as assets are amortized on a declining balance method. Professional fees decreased $205 thousand due to lower legal fees relating to nonperforming assets and accrual of accounting fees. Expenses for other real estate owned in the first quarter 2014 included net gains on disposition of foreclosed assets while the first quarter 2013 included net writedowns. Other noninterest expense decreased $307 thousand mostly due to lower limited partnership operating losses.

In the first quarter 2014, noninterest expense decreased $1.1 million or 4.0% compared with the fourth quarter 2013 primarily due to lower personnel costs, lower professional fees and OREO expense net of disposition gains. Salaries and related benefits decreased $214 thousand primarily because the fourth quarter 2014 included higher share-based compensation as the Company’s share price increased. The higher share-based compensation in the fourth quarter 2013 was partially offset by seasonally higher payroll taxes in the first quarter 2014. Professional fees declined $517 thousand due to lower legal fees associated with nonperforming assets and accrual of accounting fees. Expenses for other real estate owned in the first quarter 2014 included net gains on disposition of foreclosed assets while the fourth quarter 2013 included higher maintenance expenses and property tax payments. Other noninterest expense increased $371 thousand primarily due to lower loan administration costs during the fourth quarter 2013.

Provision for Income Tax

During the first quarter 2014, the Company recorded an income tax provision (FTE) of $8.7 million, compared with $9.4 million and $8.4 million for the first and fourth quarters of 2013, respectively. The current quarter provision represents an effective tax rate (FTE) of 36.2%, compared with 35.2% and 34.4% for the first and fourth quarters of 2013, respectively.

The effective tax rates for the first quarter 2013 and fourth quarter 2013 were lower primarily because tax-exempt income elements represented a greater proportion of pre-tax book income and because state enterprise zone tax credits were eliminated in 2014. The Company earns interest on municipal loans and investment securities which are federally tax-exempt and recognizes life insurance policy benefits which are exempt from federal and state taxes. The lower effective tax rate (FTE) for the fourth quarter 2013 was also attributable to additional tax credits claimed on an amended California tax return.

Investment Portfolio

The Company maintains a securities portfolio consisting of securities issued by U.S. Treasury, U.S. Government sponsored entities, state and political subdivisions, corporations, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

Management has maintained relatively stable interest-earning asset volumes by increasing investment securities as loan volumes have declined. The carrying value of the Company’s investment securities portfolio was $2.4 billion as of March 31, 2014, an increase of $138.9 million or 6.3% compared to December 31, 2013.

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

In the first quarter of 2014, the Company reduced its positions in mortgage-related securities in an effort to manage extension risk. Extension risk represents the risk mortgages underlying the securities experience slower principal reductions as rising market interest rates cause a disincentive for borrowers to reduce principal balances; under such circumstances the Company will hold these securities for a longer period than anticipated at current yield levels rather than having the opportunity to reinvest cash flows at higher yields. The Company re-invested these proceeds, in part, into floating rate corporate bonds and federal agency, state and municipal bond holdings. As of March 31, 2014, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities.

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

At March 31, 2014, the Company’s investment securities portfolios included securities issued by 794 state and local government municipalities and agencies located within 47 states with a fair value of $931.9 million.  The largest exposure to any one municipality or agency was $7.5 million (fair value) represented by three revenue bonds.

	At March 31, 2014
	Amortized Cost	Fair Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$115,011	$116,325
Texas	56,834	56,897
Pennsylvania	48,710	48,626
Other (37 states)	366,244	366,617
Total general obligation bonds	$586,799	$588,465

Revenue bonds:
California	$62,205	$63,931
Pennsylvania	29,536	29,578
Colorado	18,159	17,918
Indiana	17,733	17,209
Other (36 states)	214,099	214,848
Total revenue bonds	$341,732	$343,484
Total obligations of states and political subdivisions	$928,531	$931,949

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

At March 31, 2014, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 26 revenue sources.  The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following table.

	At March 31, 2014
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source
Water	$70,263	$71,369
Sewer	49,587	49,839
Sales tax	33,782	33,952
Lease (abatement)	21,637	22,089
Lease (renewal)	20,775	20,576
Other	145,688	145,659
Total revenue bonds by revenue source	$341,732	$343,484

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

Classified loans with higher levels of credit risk are further designated as “nonaccrual loans.” Management places classified loans on nonaccrual status when full collection of contractual interest and principal payments is in doubt. Uncollected interest previously accrued on loans placed on nonaccrual status is reversed as a charge against interest income. The Company does not accrue interest income on loans following placement on nonaccrual status. Interest payments received on nonaccrual loans are applied to reduce the carrying amount of the loan unless the carrying amount is well secured by loan collateral. “Nonperforming assets” include nonaccrual loans, loans 90 or more days past due and still accruing, and repossessed loan collateral (commonly referred to as “Other Real Estate Owned”).

The former County Bank loans and repossessed loan collateral were purchased from the FDIC with indemnifying loss-sharing agreements. The loss-sharing agreement on single-family residential real estate assets expires February 6, 2019. The loss-sharing agreement on non-single-family residential assets expired February 6, 2014 as to losses and expires February 6, 2017 as to loss recoveries; the Company reclassified assets for which loss indemnification expired during the first quarter 2014 from “purchased covered” to “purchased non-covered”.

Nonperforming Assets

	At March 31,		At December 31,
	2014	2013	2013
	(In thousands)
Originated:
Nonperforming nonaccrual loans	$4,784	$7,005	$5,301
Performing nonaccrual loans	39	1,154	75
Total nonaccrual loans	4,823	8,159	5,376
Accruing loans 90 or more days past due	196	305	410
Total nonperforming loans	5,019	8,464	5,786
Other real estate owned	5,347	7,691	5,527
Total nonperforming assets	$10,366	$16,155	$11,313

Purchased covered:
Nonperforming nonaccrual loans	$86	$9,578	$11,672
Performing nonaccrual loans	-	2,299	636
Total nonaccrual loans	86	11,877	12,308
Accruing loans 90 or more days past due	-	88	-
Total nonperforming loans	86	11,965	12,308
Other real estate owned	585	13,713	7,793
Total nonperforming assets	$671	$25,678	$20,101

Purchased non-covered:
Nonperforming nonaccrual loans	$11,578	$6,052	$2,920
Performing nonaccrual loans	902	3,060	698
Total nonaccrual loans	12,480	9,112	3,618
Accruing loans 90 or more days past due	209	-	-
Total nonperforming loans	12,689	9,112	3,618
Other real estate owned	6,254	1,980	-
Total nonperforming assets	$18,943	$11,092	$3,618

Total nonperforming assets	$29,980	$52,925	$35,032

The Bank’s commercial loan customers are primarily small businesses and professionals. As a result, average loan balances are relatively small, providing risk diversification within the overall loan portfolio. At March 31, 2014, the Bank’s nonaccrual loans reflected this diversification: nonaccrual originated loans with a carrying value totaling $5 million comprised twelve borrowers, nonaccrual purchased covered loans with a carrying value totaling $86 thousand comprised one borrower, and nonaccrual purchased non-covered loans with a carrying value totaling $12 million comprised seventeen borrowers.

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

	For the Three Months Ended
	March 31,		December 31,
	2014	2013	2013
	(In thousands)
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$34,386	$32,927	$34,609
Provision for loan losses	1,000	2,800	1,600
Provision for unfunded commitments	-	-	-
Loans charged off
Commercial	(60)	(1,902)	(170)
Commercial real estate	-	(113)	(341)
Real estate construction	-	-	-
Real estate residential	-	(87)	-
Consumer installment and other	(999)	(1,308)	(983)
Purchased covered loans	(260)	(359)	(1,331)
Purchased non-covered loans	-	-	(269)
Total chargeoffs	(1,319)	(3,769)	(3,094)
Recoveries of loans previously charged off
Commercial	168	462	491
Commercial real estate	163	21	63
Real estate construction	3	-	-
Consumer installment and other	400	601	528
Purchased covered loans	1	5	189
Total recoveries	735	1,089	1,271
Net loan (losses)	(584)	(2,680)	(1,823)
Balance, end of period	$34,802	$33,047	$34,386
Components:
Allowance for loan losses	$32,109	$30,354	$31,693
Liability for off-balance sheet credit exposure	2,693	2,693	2,693
Allowance for credit losses	$34,802	$33,047	$34,386
Net loan (losses) recoveries:
Originated loans	$(325)	$(2,326)	$(412)
Purchased covered loans	(259)	(354)	(1,142)
Purchased non-covered loans	-	-	(269)
Net loan losses (recoveries) as a percentage of
average total loans	0.13%	0.52%	0.39%

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The external factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of March 31, 2014 are: economic and business conditions $1.3 million, external competitive issues $900 thousand, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $900 thousand, adequacy of lending Management and staff $900 thousand, loan policies and procedures $900 thousand, concentrations of credit $900 thousand, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.

	Allowance for Credit Losses For the Three Months Ended March 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,005	$12,070	$602	$405	$3,198	$-	$1,561	$9,852	$31,693
Additions:
Provision	130	(974)	(160)	86	214	1,272	-	432	1,000
Deductions:
Chargeoffs	(60)	-	-	-	(999)	(260)	-	-	(1,319)
Recoveries	168	163	3	-	400	1	-	-	735
Net loan losses	108	163	3	-	(599)	(259)	-	-	(584)
Indemnification expiration	-	-	-	-	-	1,561	(1,561)	-
Balance at end of period	4,243	11,259	445	491	2,813	2,574	-	10,284	32,109
Liability for off-balance sheet credit exposure	1,672	-	185	-	440	251	-	145	2,693
Total allowance for credit losses	$5,915	$11,259	$630	$491	$3,253	$2,825	$-	$10,429	$34,802

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At March 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$100	$550	$-	$-	$-	$895	$-	$-	$1,545
Collectively evaluated for impairment	5,815	10,709	630	491	3,253	1,930	-	10,429	33,257
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$5,915	$11,259	$630	$491	$3,253	$2,825	$-	$10,429	$34,802
Carrying value of loans:
Individually evaluated for impairment	$3,675	$2,761	$-	$-	$-	$13,489	$-	$-	$19,925
Collectively evaluated for impairment	356,476	592,449	9,837	170,176	394,128	249,684	18,727	-	1,791,477
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,675	242	-	4,917
Total	$360,151	$595,210	$9,837	$170,176	$394,128	$267,848	$18,969	$-	$1,816,319

Management considers the $34.8 million allowance for credit losses to be adequate as a reserve against credit losses inherent in the loan portfolio as of March 31, 2014.

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

The Federal Open Market Committee’s March 19, 2014 press release stated “The Committee's sizable and still-increasing holdings of longer-term securities should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery and help to ensure that inflation, over time, is at the rate most consistent with the Committee's dual mandate….. To support continued progress toward maximum employment and price stability, the Committee today reaffirmed its view that a highly accommodative stance of monetary policy remains appropriate. In determining how long to maintain the current 0 to 1/4 percent target range for the federal funds rate, the Committee will assess progress--both realized and expected--toward its objectives of maximum employment and 2 percent inflation.”  In this context, Management’s most likely earnings forecast for the twelve months ending March 31, 2015 assumes market interest rates remain relatively stable and yields on newly originated or refinanced loans and on purchased investment securities will reflect current interest rates, which are generally lower than yields on the Company’s older dated loans and investment securities.

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

The Company’s asset and liability position ranged from risk neutral to slightly “liability sensitive” at March 31, 2014, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. A “liability sensitive” position results in a slightly larger change in interest expense than in interest income resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management’s interest rate risk management is currently biased toward stable interest rates in the near-term, and ultimately, rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97 percent of funding for average total assets in the first quarters of 2014 and 2013. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

During the first quarters of 2014 and 2013, non-deposit funding has continued to be provided by short-term borrowings, a term repurchase agreement, and Federal Home Loan Bank advances. These non-deposit sources of funds comprise a modest portion of total funding.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $2.4 billion in total investment securities at March 31, 2014. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At March 31, 2014, such collateral requirements totaled approximately $876 million.

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

Westamerica Bancorporation ("Parent Company") is a separate entity apart from Westamerica Bank (“Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees. The Bank’s dividends paid to the Parent Company and proceeds from the exercise of stock options provided adequate cash flow for the Parent Company in the first quarters of 2014 and 2013 to pay shareholder dividends of $10 million in each quarter, and retire common stock in the amount of $23 million and $15 million, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.6% in the first quarter 2014, 12.5% in 2013 and 14.9% in 2012. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options totaled $10.9 million in the first quarter 2014, $21.5 million in 2013 and $7.6 million in 2012.

The Company paid common dividends totaling $10.1 million in the first quarter 2014, $40.1 million in 2013 and $41.0 million in 2012, which represent dividends per common share of $0.38, $1.49 and $1.48, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 437 thousand shares valued at $22.7 million in the first quarter 2014, 1.2 million shares valued at $57.3 million in 2013 and 1.1 million shares valued at $51.5 million in 2012.

The Company's primary capital resource is shareholders' equity, which was $540.9 million at March 31, 2014 compared with $542.9 million at December 31, 2013. The Company's ratio of equity to total assets was 10.99% at March 31, 2014 and 11.20% at December 31, 2013.

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

Capital to Risk-Adjusted Assets

The following summarizes the ratios of regulatory capital to risk-adjusted assets for the Company on the dates indicated:

	At March 31,		At December 31,
	2014	2013	2013	Minimum Regulatory Requirement	Well-capitalized by Regulatory Definition

Tier I Capital	13.74%	14.71%	14.71%	4.00%	6.00%
Total Capital	15.19%	15.99%	16.18%	8.00%	10.00%
Leverage ratio	8.40%	8.56%	8.55%	4.00%	5.00%

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

	At March 31,		At December 31,
	2014	2013	2013	Minimum Regulatory Requirement	Well-capitalized by Regulatory Definition

Tier I Capital	12.40%	13.57%	13.26%	4.00%	6.00%
Total Capital	14.07%	15.07%	14.93%	8.00%	10.00%
Leverage ratio	7.54%	7.85%	7.67%	4.00%	5.00%

FDIC-indemnified assets are generally 20% risk-weighted. The FDIC indemnification expires on February 6, 2019 as to single-family residential real estate indemnified assets and expired on February 6, 2014 as to non-single-family residential real estate indemnified assets. Subsequent to such dates, previously FDIC-indemnified assets will generally be included in the 100% risk-weight category. The expiration of FDIC indemnification related to non-single-family residential real estate assets on February 6, 2014 caused an increase in risk-weighted assets, and a corresponding decline in the Tier 1 and Total Capital ratios.

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations. The rule’s provisions which would most affect the regulatory capital requirements of the Company and the Bank:

•	Introduce a new “Common Equity Tier 1” capital measurement,
•	Establish higher minimum levels of capital,
•	Introduce a “capital conservation buffer,”
•	Increase the risk-weighting of certain assets, in particular construction loans, loans on nonaccrual status, loans 90 days or more past due, and deferred tax assets, and
•	Establish limits on the amount of deferred tax assets with any excess treated as a deduction from Tier 1 capital.

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

The final rule does not supersede the Federal Deposit Insurance Corporation Improvement Act (FDICIA) requiring federal banking agencies to take prompt corrective action (PCA) to resolve problems of insured depository institutions. The final rule revises the PCA thresholds to incorporate the higher minimum levels of capital, including the newly proposed “common equity tier 1” ratio.

Management has evaluated the capital structure and assets for the Company and the Bank as of March 31, 2014 assuming the Federal Reserve’s final rule was currently fully phased-in. Based on this evaluation, the Company and the Bank currently maintain capital in excess of all the final rule regulatory ratios, as follows:

	Final Rule Minimum Capital Requirement	"Well-capitalized" Under PCA Proposal	Final Rule Minimum Plus "Capital Conservation Buffer"	Proforma Measurements as of March 31, 2014 Assuming Final Rule Fully Phased-in and Covered Asset Indemnification Expired
				Company	Bank
Capital Measurement:
Leverage	4.00%	5.00%	4.00%	8.39%	7.53%
Common Equity Tier 1	4.50%	6.50%	7.00%	13.63%	12.30%
Tier I Capital	6.00%	8.00%	8.50%	13.63%	12.30%
Total Capital	8.00%	10.00%	10.50%	15.07%	13.75%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2014.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Due to the nature of its business, the Company is subject to various threatened or filed legal cases resulting from loan collection efforts, transaction processing for deposit accounts and employment practices. The Company establishes a liability for contingent litigation losses for any legal matter when payments associated with the claims become probable and the costs can be reasonably estimated. Legal costs related to covered assets are eighty percent indemnified under loss-sharing agreements with the FDIC if certain conditions are met.

Item 1A. Risk Factors

The Company’s Form 10-K as of December 31, 2013 includes detailed disclosure about the risks faced by the Company’s business; such risks have not materially changed since the Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.
(b) None
(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended March 31, 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
(In thousands, except per share data)
January 1
through	162	$52.04	162	1,306
January 31
February 1
through	95	49.38	95	1,211
February 28
March 1
through	180	53.17	180	1,031
March 31
Total	437	$51.93	437	1,031

* Includes 4 thousand, 2 thousand and 4 thousand shares purchased in January, February and March, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares to meet stock performance, option plans, and other ongoing requirements.

Shares were repurchased during the first quarter of 2014 pursuant to a program approved by the Board of Directors on July 25, 2013, authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2014.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Submission of Matters to a Vote of Security Holders

Proxies for the Annual Meeting of shareholders held on April 24, 2014, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 22,908,343 shares of the Common Stock of the Company, out of 26,409,146 shares outstanding on the February 24, 2014 record date, were present, in person or by proxy, at the meeting. The following matters were submitted to a vote of the shareholders:

1.	Election of Directors:

Nominee	For	Withheld	Non-Votes	Uncast
Etta Allen	19,336,526	203,539	3,368,278	0
Louis E. Bartolini	19,241,555	298,510	3,368,278	0
E. Joseph Bowler	19,358,568	181,497	3,368,278	0
Arthur C. Latno, Jr.	15,625,340	3,914,725	3,368,278	0
Patrick D. Lynch	19,247,279	292,786	3,368,278	0
Catherine C. MacMillan	19,347,852	192,213	3,368,278	0
Ronald A. Nelson	19,360,537	179,528	3,368,278	0
David L. Payne	19,270,170	269,895	3,368,278	0
Edward B. Sylvester	19,308,157	231,908	3,368,278	0

2.	Approval of a Non-Binding Advisory Vote on Executive Compensation

For	Against	Abstain	Non-Votes
19,072,267	336,121	131,677	3,368,278

3.	Ratification of Selection of KPMG as Company’s Independent Auditors for Fiscal Year 2014

For	Against	Abstain	Non-Votes
22,647,895	92,640	167,808	0

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

Date: April 30, 2014

EXHIBIT INDEX

Exhibit 31.1:  Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:  Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101:  Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (ii) Consolidated Balance Sheets at March 31, 2014, and December 31, 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and (vi) Notes to the Unaudited Consolidated Financial Statements.