Form 10-Q
period 2014-06-30
WESTAMERICA BANCORPORATION
filed 2014-08-01
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                              No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of July 23, 2014

Common Stock, No Par Value	26,009,414

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

PART I - FINANCIAL INFORMATION
Item 1  Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	At June 30,	At December 31,
	2014	2013
	(In thousands)
Assets:
Cash and due from banks	$484,904	$472,028
Investment securities available for sale	1,278,242	1,079,381
Investment securities held to maturity, with fair values of: $1,073,793 at June 30, 2014 and $1,112,676 at December 31, 2013	1,069,135	1,132,299
Loans	1,784,608	1,827,744
Allowance for loan losses	(32,398)	(31,693)
Loans, net of allowance for loan losses	1,752,210	1,796,051
Other real estate owned	8,543	13,320
Premises and equipment, net	37,424	37,314
Identifiable intangibles, net	16,394	18,557
Goodwill	121,673	121,673
Other assets	162,570	176,432
Total Assets	$4,931,095	$4,847,055

Liabilities:
Noninterest bearing deposits	$1,814,023	$1,740,182
Interest bearing deposits	2,399,366	2,423,599
Total deposits	4,213,389	4,163,781
Short-term borrowed funds	68,962	62,668
Federal Home Loan Bank advances	20,296	20,577
Term repurchase agreement	10,000	10,000
Other liabilities	79,645	47,095
Total Liabilities	4,392,292	4,304,121

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,074 at June 30, 2014 and 26,510 at December 31, 2013	382,182	378,946
Deferred compensation	2,711	2,711
Accumulated other comprehensive income	12,554	4,313
Retained earnings	141,356	156,964
Total Shareholders' Equity	538,803	542,934
Total Liabilities and Shareholders' Equity	$4,931,095	$4,847,055

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$22,787	$26,180	$45,688	$53,579
Investment securities available for sale	5,875	5,532	11,505	10,868
Investment securities held to maturity	6,741	7,557	13,774	15,287
Total Interest and Fee Income	35,403	39,269	70,967	79,734
Interest Expense:
Deposits	754	847	1,508	1,746
Short-term borrowed funds	21	26	41	37
Term repurchase agreement	24	25	49	49
Federal Home Loan Bank advances	101	120	200	238
Debt financing	-	201	-	401
Total Interest Expense	900	1,219	1,798	2,471
Net Interest Income	34,503	38,050	69,169	77,263
Provision for Loan Losses	1,000	1,800	2,000	4,600
Net Interest Income After Provision For Loan Losses	33,503	36,250	67,169	72,663
Noninterest Income:
Service charges on deposit accounts	6,105	6,452	12,115	12,994
Merchant processing services	1,820	2,413	3,744	4,822
Debit card fees	1,534	1,478	2,939	2,836
Other service fees	688	696	1,349	1,458
ATM processing fees	634	721	1,254	1,426
Trust fees	615	585	1,269	1,153
Financial services commissions	221	284	392	464
Other	1,581	1,655	3,126	3,409
Total Noninterest Income	13,198	14,284	26,188	28,562
Noninterest Expense:
Salaries and related benefits	13,926	14,064	28,052	28,467
Occupancy	3,746	3,638	7,473	7,524
Outsourced data processing services	2,115	2,140	4,220	4,297
Amortization of identifiable intangibles	1,058	1,165	2,163	2,384
Furniture and equipment	1,005	1,021	2,010	1,901
Courier service	665	737	1,275	1,478
Professional fees	577	745	1,007	1,380
Other real estate owned	(270)	278	(620)	612
Other	4,135	4,404	8,250	8,826
Total Noninterest Expense	26,957	28,192	53,830	56,869
Income Before Income Taxes	19,744	22,342	39,527	44,356
Provision for income taxes	4,587	5,230	9,063	9,973
Net Income	$15,157	$17,112	$30,464	$34,383

Average Common Shares Outstanding	26,175	26,890	26,303	27,017
Diluted Average Common Shares Outstanding	26,238	26,898	26,387	27,027
Per Common Share Data:
Basic earnings	$0.58	$0.64	$1.16	$1.27
Diluted earnings	0.58	0.64	1.15	1.27
Dividends paid	0.38	0.37	0.76	0.74

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net Income	$15,157	$17,112	$30,464	$34,383
Other comprehensive income:
Increase (decrease) in net unrealized gains on securities available for sale	6,366	(18,733)	14,189	(17,461)
Deferred tax (expense) benefit	(2,677)	7,876	(5,966)	7,342
Increase (decrease) in net unrealized gains on securities available for sale, net of tax	3,689	(10,857)	8,223	(10,119)
Post-retirement benefit transition obligation amortization	15	15	30	30
Deferred tax expense	(6)	(6)	(12)	(12)
Post-retirement benefit transition obligation amortization, net of tax	9	9	18	18
Total Other Comprehensive Income (Loss)	3,698	(10,848)	8,241	(10,101)
Total Comprehensive Income	$18,855	$6,264	$38,705	$24,282

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2012	27,213	$372,012	$3,101	$14,625	$170,364	$560,102
Net income for the period					34,383	34,383
Other comprehensive loss				(10,101)		(10,101)
Exercise of stock options	157	6,414				6,414
Tax benefit decrease upon exercise of stock options		(201)				(201)
Restricted stock activity	15	1,068	(390)			678
Stock based compensation		730				730
Stock awarded to employees	1	61				61
Purchase and retirement of stock	(617)	(8,586)			(18,807)	(27,393)
Dividends					(20,051)	(20,051)
Balance, June 30, 2013	26,769	$371,498	$2,711	$4,524	$165,889	$544,622

Balance, December 31, 2013	26,510	$378,946	$2,711	$4,313	$156,964	$542,934
Net income for the period					30,464	30,464
Other comprehensive income				8,241		8,241
Exercise of stock options	252	12,178				12,178
Tax benefit decrease upon exercise of stock options		(396)				(396)
Restricted stock activity	19	1,027				1,027
Stock based compensation		700				700
Stock awarded to employees	1	69				69
Purchase and retirement of stock	(708)	(10,342)			(26,013)	(36,355)
Dividends					(20,059)	(20,059)
Balance, June 30, 2014	26,074	$382,182	$2,711	$12,554	$141,356	$538,803

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2014	2013
	(In thousands)
Operating Activities:
Net income	$30,464	$34,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,210	9,032
Loan loss provision	2,000	4,600
Net amortization of deferred loan fees	(134)	(202)
Decrease in interest income receivable	105	88
Increase in net deferred tax asset	(2,624)	(2,644)
Decrease in other assets	1,426	8,174
Stock option compensation expense	700	730
Tax benefit decrease upon exercise of stock options	396	201
(Decrease) increase in income taxes payable	(66)	30
(Decrease) increase in interest expense payable	(1)	9
Increase (decrease) in other liabilities	7,147	(5,482)
Gain on sale of other assets	(400)	(548)
Net loss on sale of premises and equipment	17	9
Originations of mortgage loans for resale	-	(240)
Proceeds from sale of mortgage loans originated for resale	-	241
Net gain on sale of foreclosed assets	(810)	(556)
Writedown of foreclosed assets	108	1,062
Net Cash Provided by Operating Activities	45,538	48,887

Investing Activities:
Net repayments of loans	42,381	167,500
Proceeds from FDIC1 loss-sharing indemnification	6,703	4,039
Purchases of investment securities available for sale	(382,123)	(275,460)
Proceeds from sale/maturity/calls of securities available for sale	225,777	77,558
Purchases of investment securities held to maturity	(18,373)	(87,643)
Proceeds from maturity/calls of securities held to maturity	74,179	107,428
Purchases of premises and equipment	(1,696)	(1,110)
Net change in FRB2/FHLB3 securities	3,248	1,488
Proceeds from sale of foreclosed assets	6,080	9,401
Net Cash (Used in) Provided by Investing Activities	(43,824)	3,201

Financing Activities:
Net change in deposits	49,689	(130,915)
Net change in short-term borrowings and FHLB3 advances	6,105	12,952
Exercise of stock options	12,178	6,414
Tax benefit decrease upon exercise of stock options	(396)	(201)
Retirement of common stock including repurchases	(36,355)	(27,393)
Common stock dividends paid	(20,059)	(20,051)
Net Cash Provided by (Used in) Financing Activities	11,162	(159,194)
Net Change In Cash and Due from Banks	12,876	(107,106)
Cash and Due from Banks at Beginning of Period	472,028	491,382
Cash and Due from Banks at End of Period	$484,904	$384,276

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$968	$3,932
Securities purchases pending settlement	(25,537)	-
Supplemental disclosure of cash flow activities:
Interest paid for the period	1,957	2,722
Income tax payments for the period	11,754	12,779

See accompanying notes to unaudited consolidated financial statements.
1 Federal Deposit Insurance Corporation ("FDIC")
2 Federal Reserve Bank ("FRB")
3 Federal Home Loan Bank ("FHLB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments. These estimates and judgments may significantly affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Management exercises judgment to estimate the appropriate level of the allowance for credit losses and to evaluate the extent of other than temporary impairment of investment securities, which are discussed in the Company’s accounting policies.

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

Recently Issued Accounting Standards

FASB ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, was issued on June 12, 2014. The Update improves the financial reporting of repurchase agreements and other similar transactions through a change in accounting for repurchase-to-maturity transactions and repurchase financings, and the introduction of two new disclosure requirements. New disclosures are required for (1) transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction and (2) repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings about the nature of collateral pledged and the time to maturity of those transactions.

The Company will be required to adhere to new disclosure requirements when the Update is adopted April 1, 2015 for the interim period ending June 30, 2015.

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

Note 3:  Investment Securities

An analysis of the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follows:

	Investment Securities Available for Sale At June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,499	$11	$-	$3,510
Securities of U.S. Government sponsored entities	340,440	321	(322)	340,439
Residential mortgage-backed securities	28,376	2,004	(21)	30,359
Commercial mortgage-backed securities	3,118	19	(2)	3,135
Obligations of states and political subdivisions	176,129	9,914	(217)	185,826
Residential collateralized mortgage obligations	250,549	665	(11,023)	240,191
Asset-backed securities	8,982	3	(39)	8,946
FHLMC(1) and FNMA(2) stock	804	16,395	-	17,199
Corporate securities	442,427	4,008	(470)	445,965
Other securities	2,039	759	(126)	2,672
Total	$1,256,363	$34,099	$(12,220)	$1,278,242

(1) Federal Home Loan Mortgage Corporation
(2) Federal National Mortgage Association

An analysis of the amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follows:

	Investment Securities Held to Maturity At June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$1,287	$-	$(2)	$1,285
Residential mortgage-backed securities	61,430	1,189	(54)	62,565
Obligations of states and political subdivisions	721,818	10,263	(5,219)	726,862
Residential collateralized mortgage obligations	284,600	1,990	(3,509)	283,081
Total	$1,069,135	$13,442	$(8,784)	$1,073,793

An analysis of the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follows:

	Investment Securities Available for Sale At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,500	$9	$(3)	$3,506
Securities of U.S. Government sponsored entities	131,080	75	(663)	130,492
Residential mortgage-backed securities	32,428	1,763	(15)	34,176
Commercial mortgage-backed securities	3,411	19	(5)	3,425
Obligations of states and political subdivisions	186,082	5,627	(323)	191,386
Residential collateralized mortgage obligations	266,890	730	(14,724)	252,896
Asset-backed securities	14,653	3	(101)	14,555
FHLMC and FNMA stock	804	12,568	-	13,372
Corporate securities	430,794	2,901	(1,264)	432,431
Other securities	2,049	1,251	(158)	3,142
Total	$1,071,691	$24,946	$(17,256)	$1,079,381

An analysis of the amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follows:

	Investment Securities Held to Maturity
	At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$1,601	$-	$(4)	$1,597
Residential mortgage-backed securities	65,076	854	(624)	65,306
Obligations of states and political subdivisions	756,707	6,211	(21,667)	741,251
Residential collateralized mortgage obligations	308,915	1,209	(5,602)	304,522
Total	$1,132,299	$8,274	$(27,897)	$1,112,676

The amortized cost and fair value of investment securities by contractual maturity are shown in the following tables at the dates indicated:

	At June 30, 2014
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$22,823	$23,079	$11,873	$12,295
Over 1 to 5 years	723,230	727,551	209,887	212,693
Over 5 to 10 years	145,153	148,748	274,837	277,158
Over 10 years	80,271	85,308	226,508	226,001
Subtotal	971,477	984,686	723,105	728,147
Mortgage-backed securities and residential collateralized mortgage obligations	282,043	273,685	346,030	345,646
Other securities	2,843	19,871	-	-
Total	$1,256,363	$1,278,242	$1,069,135	$1,073,793

	At December 31, 2013
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$75,385	$75,609	$9,639	$9,900
Over 1 to 5 years	536,333	538,111	187,051	189,827
Over 5 to 10 years	66,669	68,166	314,630	310,104
Over 10 years	87,722	90,484	246,988	233,017
Subtotal	766,109	772,370	758,308	742,848
Mortgage-backed securities and residential collateralized mortgage obligations	302,729	290,497	373,991	369,828
Other securities	2,853	16,514	-	-
Total	$1,071,691	$1,079,381	$1,132,299	$1,112,676

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At June 30, 2014 and December 31, 2013, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale At June 30, 2014
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	7	$166,393	$(286)	1	$9,964	$(36)	8	$176,357	$(322)
Residential mortgage- backed securities	-	-	-	2	836	(21)	2	836	(21)
Commercial mortgage- backed securities	-	-	-	1	910	(2)	1	910	(2)
Obligations of states and political subdivisions	12	5,188	(75)	19	5,509	(142)	31	10,697	(217)
Residential collateralized mortgage obligations	1	1	-	31	217,989	(11,023)	32	217,990	(11,023)
Asset-backed securities	-	-	-	1	3,898	(39)	1	3,898	(39)
Corporate securities	15	35,071	(243)	4	29,350	(227)	19	64,421	(470)
Other securities	-	-	-	1	1,874	(126)	1	1,874	(126)
Total	35	$206,653	$(604)	60	$270,330	$(11,616)	95	$476,983	$(12,220)

[The remainder of this page intentionally left blank]

An analysis of gross unrealized losses of investment securities held to maturity follows:

	Investment Securities Held to Maturity At June 30, 2014
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	1	$1,285	$(2)	-	$-	$-	1	$1,285	$(2)
Residential mortgage-backed securities	1	2,930	(30)	2	3,403	(24)	3	6,333	(54)
Obligations of states and political subdivisions	67	50,734	(223)	220	186,639	(4,996)	287	237,373	(5,219)
Residential collateralized mortgage obligations	7	47,807	(266)	24	135,553	(3,243)	31	183,360	(3,509)
Total	76	$102,756	$(521)	246	$325,595	$(8,263)	322	$428,351	$(8,784)

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

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2014.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of June 30, 2014, $870,761 thousand of investment securities were pledged to secure public deposits, short-term borrowed funds, and term repurchase agreements, compared to $778,588 thousand at December 31, 2013.

[The remainder of this page intentionally left blank]

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale At December 31, 2013
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
U.S. Treasury securities	1	$2,994	$(3)	-	$-	$-	1	$2,994	$(3)
Securities of U.S. Government sponsored entities	15	91,669	(663)	-	-	-	15	91,669	(663)
Residential mortgage-backed securities	3	864	(15)	-	-	-	3	864	(15)
Commercial mortgage-backed securities	1	1,072	(5)	-	-	-	1	1,072	(5)
Obligations of states and political subdivisions	35	17,516	(222)	11	3,214	(101)	46	20,730	(323)
Residential collateralized mortgage obligations	34	187,848	(12,326)	6	40,575	(2,398)	40	228,423	(14,724)
Asset-backed securities	1	5,002	(1)	1	4,475	(100)	2	9,477	(101)
Corporate securities	25	117,751	(1,087)	2	9,824	(177)	27	127,575	(1,264)
Other securities	-	-	-	1	1,842	(158)	1	1,842	(158)
Total	115	$424,716	$(14,322)	21	$59,930	$(2,934)	136	$484,646	$(17,256)

An analysis of gross unrealized losses of investment securities held to maturity follows:

	Investment Securities Held to Maturity At December 31, 2013
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	1	$1,597	$(4)	-	$-	$-	1	$1,597	$(4)
Residential mortgage-backed securities	13	38,396	(616)	1	392	(8)	14	38,788	(624)
Obligations of states and political subdivisions	530	355,797	(14,893)	64	64,427	(6,774)	594	420,224	(21,667)
Residential collateralized mortgage obligations	42	214,981	(5,175)	5	14,120	(427)	47	229,101	(5,602)
Total	586	$610,771	$(20,688)	70	$78,939	$(7,209)	656	$689,710	$(27,897)

The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly rising risk-free interest rates causing bond prices to decline.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Three Months		For the Six Months
	Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Taxable	$5,876	$5,591	$11,559	$11,125
Tax-exempt	6,740	7,498	13,720	15,030
Total interest income from investment securities	$12,616	$13,089	$25,279	$26,155

Note 4: Loans and Allowance for Credit Losses

The FDIC indemnification expired February 6, 2014 for County Bank non-single-family residential collateralized purchased loans; accordingly, such loans have been reclassified from purchased covered loans to purchased non-covered loans.

A summary of the major categories of loans outstanding is shown in the following tables.

	At June 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$368,853	$584,058	$9,802	$163,287	$391,278	$1,517,278
Purchased covered loans:
Gross purchased covered loans	-	-	-	3,298	15,400	18,698
Credit risk discount	-	-	-	(434)	(95)	(529)
Purchased non-covered loans:
Gross purchased non-covered loans	23,114	185,497	3,147	985	47,611	260,354
Credit risk discount	(1,858)	(7,544)	(50)	(262)	(1,479)	(11,193)
Total	$390,109	$762,011	$12,899	$166,874	$452,715	$1,784,608

	At December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$338,824	$596,653	$10,723	$176,196	$400,888	$1,523,284
Purchased covered loans:
Gross purchased covered loans	20,066	175,562	3,223	8,558	54,194	261,603
Credit risk discount	(1,530)	(8,122)	(50)	(434)	(797)	(10,933)
Purchased non-covered loans:
Gross purchased non-covered loans	7,525	35,712	-	999	12,799	57,035
Credit risk discount	(726)	(786)	-	(262)	(1,471)	(3,245)
Total	$364,159	$799,019	$13,896	$185,057	$465,613	$1,827,744

Changes in the carrying amount of impaired purchased loans were as follows:

	For the Six Months Ended June 30, 2014	For the Year Ended December 31, 2013
Impaired purchased loans	(In thousands)
Carrying amount at the beginning of the period	$4,936	$14,629
Reductions during the period	(586)	(9,693)
Carrying amount at the end of the period	$4,350	$4,936

[The remainder of this page intentionally left blank]

Changes in the accretable yield for purchased loans were as follows:

	For the Six Months Ended June 30, 2014	For the Year Ended December 31, 2013
Accretable yield:	(In thousands)
Balance at the beginning of the period	$2,505	$4,948
Reclassification from nonaccretable difference	1,597	12,504
Accretion	(2,063)	(14,947)
Balance at the end of the period	$2,039	$2,505

Accretion	$(2,063)	$(14,947)
Reduction in FDIC indemnification asset	211	11,438
(Increase) in interest income	$(1,852)	$(3,509)

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses For the Three Months Ended June 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,243	$11,259	$445	$491	$2,813	$2,574	$-	$10,284	$32,109
Additions:
Provision	1,085	(610)	(3)	(52)	(75)	115	-	540	1,000
Deductions:
Chargeoffs	(150)	-	-	(30)	(1,301)	-	-	-	(1,481)
Recoveries	119	15	-	-	618	18	-	-	770
Net loan (losses) recoveries	(31)	15	-	(30)	(683)	18	-	-	(711)
Balance at end of period	5,297	10,664	442	409	2,055	2,707	-	10,824	32,398
Liability for off-balance sheet credit exposure	1,733	24	165	-	465	243	23	40	2,693
Total allowance for credit losses	$7,030	$10,688	$607	$409	$2,520	$2,950	$23	$10,864	$35,091

	Allowance for Credit Losses For the Six Months Ended June 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,005	$12,070	$602	$405	$3,198	$-	$1,561	$9,852	$31,693
Additions:
Provision	1,215	(1,584)	(163)	34	139	1,387	-	972	2,000
Deductions:
Chargeoffs	(210)	-	-	(30)	(2,300)	(260)	-	-	(2,800)
Recoveries	287	178	3	-	1,018	19	-	-	1,505
Net loan recoveries (losses)	77	178	3	(30)	(1,282)	(241)	-	-	(1,295)
Indemnification expiration	-	-	-	-	-	1,561	(1,561)	-	-
Balance at end of period	5,297	10,664	442	409	2,055	2,707	-	10,824	32,398
Liability for off-balance sheet credit exposure	1,733	24	165	-	465	243	23	40	2,693
Total allowance for credit losses	$7,030	$10,688	$607	$409	$2,520	$2,950	$23	$10,864	$35,091

	Allowance for Credit Losses For the Three Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,536	$10,965	$480	$539	$2,768	$-	$738	$9,328	$30,354
Additions:
Provision	(1,301)	660	(2)	15	225	116	46	2,041	1,800
Deductions:
Chargeoffs	(148)	(427)	-	(22)	(896)	(116)	(517)	-	(2,126)
Recoveries	297	77	-	-	506	-	18	-	898
Net loan recoveries (losses)	149	(350)	-	(22)	(390)	(116)	(499)	-	(1,228)
Balance at end of period	4,384	11,275	478	532	2,603	-	285	11,369	30,926
Liability for off-balance sheet credit exposure	1,698	1	127	-	473	-	-	394	2,693
Total allowance for credit losses	$6,082	$11,276	$605	$532	$3,076	$-	$285	$11,763	$33,619

	Allowance for Credit Losses For the Six Months Ended June 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,445	$10,063	$484	$380	$3,194	$-	$1,005	$8,663	$30,234
Additions:
Provision	(770)	1,653	(6)	261	507	116	133	2,706	4,600
Deductions:
Chargeoffs	(2,050)	(539)	-	(109)	(2,205)	(116)	(876)	-	(5,895)
Recoveries	759	98	-	-	1,107	-	23	-	1,987
Net loan losses	(1,291)	(441)	-	(109)	(1,098)	(116)	(853)	-	(3,908)
Balance at end of period	4,384	11,275	478	532	2,603	-	285	11,369	30,926
Liability for off-balance sheet credit exposure	1,698	1	127	-	473	-	-	394	2,693
Total allowance for credit losses	$6,082	$11,276	$605	$532	$3,076	$-	$285	$11,763	$33,619

The allowance for credit losses and recorded investment in loans were evaluated for impairment as follows:

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At June 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$88	$-	$-	$-	$-	$895	$-	$-	$983
Collectively evaluated for impairment	6,942	10,688	607	409	2,520	2,055	23	10,864	34,108
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$7,030	$10,688	$607	$409	$2,520	$2,950	$23	$10,864	$35,091
Carrying value of loans:
Individually evaluated for impairment	$3,605	$4,544	$-	$-	$-	$13,525	$-	$-	$21,674
Collectively evaluated for impairment	365,248	579,514	9,802	163,287	391,278	231,524	17,931	-	1,758,584
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,112	238	-	4,350
Total	$368,853	$584,058	$9,802	$163,287	$391,278	$249,161	$18,169	$-	$1,784,608

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$100	$1,243	$-	$-	$-	$-	$153	$-	$1,496
Collectively evaluated for impairment	5,563	10,827	639	405	3,695	-	1,408	10,353	32,890
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$5,663	$12,070	$639	$405	$3,695	$-	$1,561	$10,353	$34,386
Carrying value of loans:
Individually evaluated for impairment	$3,901	$3,357	$-	$-	$-	$3,785	$9,999	$-	$21,042
Collectively evaluated for impairment	334,923	593,296	10,723	176,196	400,888	47,571	238,169	-	1,801,766
Purchased loans with evidence of credit deterioration	-	-	-	-	-	2,434	2,502	-	4,936
Total	$338,824	$596,653	$10,723	$176,196	$400,888	$53,790	$250,670	$-	$1,827,744

The Bank’s customers are small businesses, professionals and consumers. Given the scale of these borrowers, corporate credit rating agencies do not evaluate the borrowers’ financial condition. The Bank maintains a Loan Review Department which reports directly to the Board of Directors. The Loan Review Department performs independent evaluations of loans and assigns credit risk grades to evaluated loans using grading standards employed by bank regulatory agencies. Loans judged to carry lower-risk attributes are assigned a “pass” grade, with a minimal likelihood of loss. Loans judged to carry higher-risk attributes are referred to as “classified loans,” and are further disaggregated, with increasing expectations for loss recognition, as “substandard,” “doubtful,” and “loss.” Loan Review Department evaluations occur every calendar quarter.  If the Bank becomes aware of deterioration in a borrower’s performance or financial condition between Loan Review Department examinations, assigned risk grades are re-evaluated promptly. Credit risk grades assigned by the Loan Review Department are subject to review by the Bank’s regulatory authorities during regulatory examinations.

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At June 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$351,083	$536,579	$9,802	$161,240	$390,135	$196,299	$17,185	$1,662,323
Substandard	16,881	47,479	-	2,047	952	63,567	1,513	132,439
Doubtful	889	-	-	-	41	345	-	1,275
Loss	-	-	-	-	150	143	-	293
Credit risk discount	-	-	-	-	-	(11,193)	(529)	(11,722)
Total	$368,853	$584,058	$9,802	$163,287	$391,278	$249,161	$18,169	$1,784,608

 (1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$329,667	$554,991	$10,274	$174,113	$399,377	$41,490	$196,882	$1,706,794
Substandard	8,142	41,662	449	2,083	1,127	14,587	64,624	132,674
Doubtful	1,015	-	-	-	19	958	97	2,089
Loss	-	-	-	-	365	-	-	365
Credit risk discount	-	-	-	-	-	(3,245)	(10,933)	(14,178)
Total	$338,824	$596,653	$10,723	$176,196	$400,888	$53,790	$250,670	$1,827,744

 (1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At June 30, 2014
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$366,089	$1,269	$124	$-	$1,371	$368,853
Commercial real estate	575,114	2,048	1,459	-	5,437	584,058
Construction	9,802	-	-	-	-	9,802
Residential real estate	160,413	2,874	-	-	-	163,287
Consumer installment & other	387,956	2,517	470	183	152	391,278
Total originated loans	1,499,374	8,708	2,053	183	6,960	1,517,278
Purchased non-covered loans	231,827	2,694	687	351	13,602	249,161
Purchased covered loans	17,743	426	-	-	-	18,169
Total	$1,748,944	$11,828	$2,740	$534	$20,562	$1,784,608

[The remainder of this page intentionally left blank]

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2013
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$336,497	$677	$383	$-	$1,267	$338,824
Commercial real estate	586,619	4,012	2,473	-	3,549	596,653
Construction	10,275	-	-	-	448	10,723
Residential real estate	173,082	2,789	325	-	-	176,196
Consumer installment & other	396,725	3,035	606	410	112	400,888
Total originated loans	1,503,198	10,513	3,787	410	5,376	1,523,284
Purchased non-covered loans	45,755	4,237	180	-	3,618	53,790
Purchased covered loans	236,577	845	940	-	12,308	250,670
Total	$1,785,530	$15,595	$4,907	$410	$21,302	$1,827,744

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Three Months		For the Six Months
	Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$276	$434	$534	$903
Less: Interest income recognized on nonaccrual loans	(25)	(3)	(69)	(93)
Total reduction of interest income	$251	$431	$465	$810

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2014 and December 31, 2013.

The following summarizes impaired loans:

	Impaired Loans At June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$2,984	$3,445	$-
Commercial real estate	15,450	18,041	-
Construction	2,034	2,498	-
Consumer installment and other	1,230	1,352	-

Impaired loans with an allowance recorded:
Commercial	1,138	2,436	350
Commercial real estate	6,330	9,796	633

Total:
Commercial	$4,122	$5,881	$350
Commercial real estate	21,780	27,837	633
Construction	2,034	2,498	-
Consumer installment and other	1,230	1,352	-

	Impaired Loans At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$3,931	$4,498	$-
Commercial real estate	11,002	13,253	-
Construction	2,483	2,947	-
Consumer installment and other	2,014	2,133	-

Impaired loans with an allowance recorded:
Commercial	1,000	2,173	100
Commercial real estate	9,773	12,482	1,396

Total:
Commercial	$4,931	$6,671	$100
Commercial real estate	20,775	25,735	1,396
Construction	2,483	2,947	-
Consumer installment and other	2,014	2,133	-

Impaired loans include troubled debt restructured loans. Impaired loans at June 30, 2014, included $5,332 thousand of restructured loans, including $262 thousand that were on nonaccrual status. Impaired loans at December 31, 2013, included $5,453 thousand of restructured loans, including $529 thousand that were on nonaccrual status.

	Impaired Loans
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2014		2013		2014		2013
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income	Investment	Income	Investment	Income
	(In thousands)
Commercial	$4,437	$60	$11,473	$52	$4,639	$127	$12,601	$106
Commercial real estate	19,800	153	27,166	205	19,549	270	27,836	505
Construction	2,035	-	2,397	25	2,147	-	2,254	51
Residential real estate	162	-	558	-	162	-	621	-
Consumer installment and other	1,324	7	1,059	8	1,520	15	1,511	15
Total	$27,758	$220	$42,653	$290	$28,017	$412	$44,823	$677

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At June 30, 2014
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	4	$3,299	$2,992	$262
Commercial real estate	2	2,291	2,326	-
Consumer installment and other	1	18	14	-
Total	7	$5,608	$5,332	$262

	Troubled Debt Restructurings
	At June 30, 2013
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	4	$1,991	$1,759	$-
Commercial real estate	3	6,295	6,255	147
Total	7	$8,286	$8,014	$147

During the three and six months ended June 30, 2014, the Company modified one loan with a carrying value of $98 thousand and two loans with a total carrying value of $115 thousand, respectively, that were considered troubled debt restructurings. During the three and six months ended June 30, 2013, the Company modified three loans with a total carrying value of $1,010 thousand and four loans with a total carrying value of $3,019 thousand, respectively, that were considered troubled debt restructurings. The concessions granted in the two restructurings completed in the first six months of 2014 consisted of modification of payment terms to extend the maturity date to allow for deferred principal repayment. The concessions granted in the four restructurings completed in the first six months of 2013 consisted of modification of payment terms to lower the interest rate and extend the maturity date to allow for deferred principal repayment. During the three and six months ended June 30, 2014, no troubled debt restructured loans defaulted. During the three and six months ended June 30, 2013, a commercial real estate loan with a carrying value of $3,954 thousand defaulted. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

The Company pledges loans to secure borrowings from the Federal Home Loan Bank (FHLB). The carrying value of the FHLB advances was $20,296 thousand and $20,577 thousand at June 30, 2014 and December 31, 2013, respectively. The loans restricted due to collateral requirements approximate $22,101 thousand and $24,242 thousand at June 30, 2014 and December 31, 2013, respectively. The FHLB does not have the right to sell or repledge such loans.

There were no loans held for sale at June 30, 2014 and December 31, 2013.

Note 5: Concentration of Credit Risk

The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments and standby letters of credit related to real estate loans of $67,487 thousand and $62,277 thousand at June 30, 2014 and December 31, 2013, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans.

[The remainder of this page intentionally left blank]

Note 6: Other Assets

Other assets consisted of the following:

	At June 30, 2014	At December 31, 2013
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Federal Home Loan Bank stock (2)	940	4,188
Other investments	316	376
Total cost method equity investments	15,325	18,633
Life insurance cash surrender value	44,938	43,896
Net deferred tax asset	49,482	53,281
Limited partnership investments	16,893	18,198
Interest receivable	18,820	18,925
FDIC indemnification receivable	-	4,032
Prepaid assets	5,604	5,229
Other assets	11,508	14,238
Total other assets	$162,570	$176,432

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

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the six months ended June 30, 2014 and year ended December 31, 2013. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the six months ended June 30, 2014 and year ended December 31, 2013, no such adjustments were recorded.

The carrying values of goodwill were:

	At June 30, 2014	At December 31, 2013
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At June 30, 2014		At December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(41,237)	$56,808	$(39,242)
Merchant Draft Processing Intangible	10,300	(9,477)	10,300	(9,309)
Total Identifiable Intangible Assets	$67,108	$(50,714)	$67,108	$(48,551)

As of June 30, 2014, the current year and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
Six months ended June 30, 2014 (actual)	$1,995	$168	$2,163
Estimate for year ended December 31, 2014	3,946	324	4,270
2015	3,594	262	3,856
2016	3,292	212	3,504
2017	2,913	164	3,077
2018	1,892	29	1,921
2019	538	-	538

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits:

	Deposits
	At June 30, 2014	At December 31, 2013
	(In thousands)
Noninterest-bearing	$1,814,023	$1,740,182
Interest-bearing:
Transaction	756,596	763,088
Savings	1,198,353	1,167,744
Time	444,417	492,767
Total deposits	$4,213,389	$4,163,781

Demand deposit overdrafts of $6,516 thousand and $3,002 thousand were included as loan balances at June 30, 2014 and December 31, 2013, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $233 thousand and $464 thousand in the second quarter and first six months of 2014, respectively and $283 thousand and $587 thousand in the second quarter and first six months of 2013, respectively.

Short-term borrowed funds of $68,962 thousand and $62,668 thousand at June 30, 2014 and December 31, 2013, respectively, represent securities sold under agreements to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. Securities sold under repurchase agreements are held in the custody of independent securities brokers. The carrying amount of the securities approximates $211,852 thousand and $113,902 thousand at June 30, 2014 and December 31, 2013, respectively. The short-term borrowed funds mature on an overnight basis.

Federal Home Loan Bank (“FHLB”) advances with a carrying value of $20,296 thousand at June 30, 2014 and $20,577 thousand at December 31, 2013 are secured by residential real estate loans and securities, the amount of such loans and securities approximates $30,602 thousand at June 30, 2014 and $32,953 thousand at December 31, 2013. The FHLB advances are due in full at par value upon their maturity dates: $20,000 thousand mature in January 2015. The FHLB advances may be paid off prior to such maturity dates subject to prepayment fees.

The $10,000 thousand term repurchase agreement at June 30, 2014 and December 31, 2013 represents securities sold under an agreement to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. Securities sold under repurchase agreements are held in the custody of independent securities brokers. The carrying amount of the related securities is approximately $10,288 thousand at June 30, 2014 and $11,278 thousand at December 31, 2013. The term repurchase agreement matures in full in August 2014.

The Company has a $35,000 thousand unsecured line of credit which had no outstanding balance at June 30, 2014 and December 31, 2013. The line of credit has a variable interest rate, which was 2.0% per annum at June 30, 2014, with interest payable monthly on outstanding advances. Advances may be made up to the unused credit limit through March 18, 2015.

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

When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new assumptions used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the six months ended June 30, 2014 and year ended December 31, 2013, there were no transfers in or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	At June 30, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,510	$3,510	$-	$-
Securities of U.S. Government sponsored entities	340,439	340,439	-	-
Residential mortgage-backed securities	30,359	-	30,359	-
Commercial mortgage-backed securities	3,135	-	3,135	-
Obligations of states and political subdivisions	185,826	-	185,826	-
Residential collateralized mortgage obligations	240,191	-	240,191	-
Asset-backed securities	8,946	-	8,946	-
FHLMC and FNMA stock	17,199	17,199	-	-
Corporate securities	445,965	-	445,965	-
Other securities	2,672	798	1,874	-
Total securities available for sale	$1,278,242	$361,946	$916,296	$-

	At December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,506	$3,506	$-	$-
Securities of U.S. Government sponsored entities	130,492	130,492	-	-
Residential mortgage-backed securities	34,176	-	34,176	-
Commercial mortgage-backed securities	3,425	-	3,425	-
Obligations of states and political subdivisions	191,386	-	191,386	-
Residential collateralized mortgage obligations	252,896	-	252,896	-
Asset-backed securities	14,555	-	14,555	-
FHLMC and FNMA stock	13,372	13,372	-	-
Corporate securities	432,431	-	432,431	-
Other securities	3,142	1,300	1,842	-
Total securities available for sale	$1,079,381	$148,670	$930,711	$-

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at June 30, 2014 and December 31, 2013, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At June 30, 2014
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$8,543	$-	$8,543	$-	$(39)
Impaired loans	8,472	-	6,900	1,572	(385)
Total assets measured at fair value on a nonrecurring basis	$17,015	$-	$15,443	$1,572	$(424)

	At December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$13,320	$-	$13,320	$-	$(814)
Impaired loans	9,672	-	7,967	1,705	(233)
Total assets measured at fair value on a nonrecurring basis	$22,992	$-	$21,287	$1,705	$(1,047)

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

Loans  Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $32,398 thousand at June 30, 2014 and $31,693 thousand at December 31, 2013 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $529 thousand and $11,193 thousand, respectively at June 30, 2014 and purchased covered and purchased non-covered loans of $10,933 thousand and $3,245 thousand, respectively at December 31, 2013 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At June 30, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$484,904	$484,904	$484,904	$-	$-
Investment securities held to maturity	1,069,135	1,073,793	1,285	1,072,508	-
Loans	1,752,210	1,756,418	-	-	1,756,418

Financial Liabilities:
Deposits	$4,213,389	$4,211,748	$-	$3,768,972	$442,776
Short-term borrowed funds	68,962	68,962	-	68,962	-
Federal Home Loan Bank advances	20,296	20,299	20,299	-	-
Term repurchase agreement	10,000	10,009	-	10,009	-

	At December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$472,028	$472,028	$472,028	$-	$-
Investment securities held to maturity	1,132,299	1,112,676	1,597	1,111,079	-
Loans	1,796,051	1,800,625	-	-	1,800,625
Other assets - FDIC indemnification receivable	4,032	4,032	-	-	4,032

Financial Liabilities:
Deposits	$4,163,781	$4,162,935	$-	$3,671,014	$491,921
Short-term borrowed funds	62,668	62,668	-	62,668	-
Federal Home Loan Bank advances	20,577	20,558	20,558	-	-
Term repurchase agreement	10,000	10,054	-	10,054	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $318,709 thousand and $320,934 thousand at June 30, 2014 and December 31, 2013, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $29,172 thousand and $31,777 thousand at June 30, 2014 and December 31, 2013, respectively. The Company also had commitments for commercial and similar letters of credit of $40 thousand at June 30, 2014 and $344 thousand at December 31, 2013.

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

	For the Three Months		For the Six Months
	Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$15,157	$17,112	$30,464	$34,383
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,175	26,890	26,303	27,017
Basic earnings per common share	$0.58	$0.64	$1.16	$1.27
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,175	26,890	26,303	27,017
Add common stock equivalents for options	63	8	84	10
Weighted average number of common shares outstanding - diluted (denominator)	26,238	26,898	26,387	27,027
Diluted earnings per common share	$0.58	$0.64	$1.15	$1.27

For the three and six months ended June 30, 2014, options to purchase 1,050 thousand and 929 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

For the three and six months ended June 30, 2013, options to purchase 2,264 thousand and 2,290 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because their inclusion would have had an anti-dilutive effect.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months		For the Six Months
	Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)1	$38,582	$42,628	$77,446	$86,463
Provision for Loan Losses	1,000	1,800	2,000	4,600
Noninterest Income	13,198	14,284	26,188	28,562
Noninterest Expense	26,957	28,192	53,830	56,869
Income Before Income Taxes (FTE)1	23,823	26,920	47,804	53,556
Income Tax Provision (FTE)1	8,666	9,808	17,340	19,173
Net Income	$15,157	$17,112	$30,464	$34,383

Average Common Shares Outstanding	26,175	26,890	26,303	27,017
Diluted Average Common Shares Outstanding	26,238	26,898	26,387	27,027
Common Shares Outstanding at Period End	26,074	26,769	26,074	26,769

Per Common Share:
Basic Earnings	$0.58	$0.64	$1.16	$1.27
Diluted Earnings	0.58	0.64	1.15	1.27
Book Value	$20.66	$20.34

Financial Ratios:
Return on Assets	1.24%	1.42%	1.25%	1.42%
Return on Common Equity	11.57%	12.74%	11.61%	12.84%
Net Interest Margin (FTE)1	3.76%	4.12%	3.79%	4.19%
Net Loan Losses to Average Loans	0.16%	0.25%	0.14%	0.39%
Efficiency Ratio2	52.1%	49.5%	51.9%	49.4%

Average Balances:
Assets	$4,908,467	$4,840,319	$4,899,255	$4,874,212
Earning Assets	4,114,811	4,147,096	4,104,009	4,141,510
Loans	1,802,041	1,994,361	1,811,998	2,035,944
Deposits	4,238,769	4,132,509	4,224,326	4,165,685
Shareholders' Equity	525,288	538,529	529,202	540,192

Period End Balances:
Assets	$4,931,095	$4,813,908
Earning Assets	4,131,985	4,078,844
Loans	1,784,608	1,939,341
Deposits	4,213,389	4,101,394
Shareholders' Equity	538,803	544,622

Capital Ratios at Period End:
Total Risk Based Capital	15.04%	15.98%
Tangible Equity to Tangible Assets	8.36%	8.61%

Dividends Paid Per Common Share	$0.38	$0.37	$0.76	$0.74
Common Dividend Payout Ratio	66%	58%	66%	58%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Federal Reserve’s Federal Open Market Committee has maintained highly accommodative monetary policies to influence interest rates to low levels in order to provide stimulus to the economy following the “financial crisis” recession. The Company’s principal source of revenue is net interest and fee income, which represents interest earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). The relatively low level of market interest rates has reduced the spread between interest rates on earning assets and interest bearing liabilities. The Company’s net interest margin and net interest income declined as market interest rates on newly originated loans remain below the yields earned on older-dated loans and on the overall loan portfolio. The Company is reducing its exposure to rising interest rates by purchasing shorter-duration investment securities with lower yields than longer-duration securities. The Company’s noninterest income was lower in the second quarter 2014 and in the first half of 2014 relative to the comparable periods in 2013 due to lower service charges on deposit accounts and lower merchant processing service fees. The Company incurs noninterest expenses to deliver products and services to its customers. The Company’s credit quality continued to improve, as nonperforming assets and loan charge-offs declined in the second quarter and in the first half of 2014 compared with corresponding periods in 2013 and contributed to reducing expenses for nonperforming assets. Management is focused on controlling all noninterest expense levels, particularly due to market interest rate pressure on net interest income.

Westamerica Bancorporation and subsidiaries (the “Company”) reported net income of $15.2 million or $0.58 diluted earnings per common share for the second quarter 2014 and net income of $30.5 million or $1.15 diluted earnings per common share for the six months ended June 30, 2014. These results compare to net income of $17.1 million or $0.64 diluted earnings per common share for the second quarter 2013 and net income of $34.4 million or $1.27 diluted earnings per common share for the six months ended June 30, 2013.

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net interest income (FTE)	$38,582	$42,628	$77,446	$86,463
Provision for loan losses	1,000	1,800	2,000	4,600
Noninterest income	13,198	14,284	26,188	28,562
Noninterest expense	26,957	28,192	53,830	56,869
Income before taxes (FTE)	23,823	26,920	47,804	53,556
Income tax provision (FTE)	8,666	9,808	17,340	19,173
Net income	$15,157	$17,112	$30,464	$34,383

Average diluted common shares	26,238	26,898	26,387	27,027
Diluted earnings per common share	$0.58	$0.64	$1.15	$1.27

Average total assets	$4,908,467	$4,840,319	$4,899,255	$4,874,212
Net income to average total assets (annualized)	1.24%	1.42%	1.25%	1.42%
Net income to average common stockholders' equity (annualized)	11.57%	12.74%	11.61%	12.84%

Net income for the second quarter of 2014 was $2.0 million less than the same quarter of 2013, the net result of declines in net interest and fee income (fully taxable equivalent or “FTE”) and noninterest income, partially offset by decreases in the provision for loan losses, noninterest expense and income tax provision (FTE). A decrease in net interest and fee income (FTE) was mostly attributed to lower average balances of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments and lower average balances of interest-bearing liabilities. The provision for loan losses was reduced, reflecting Management's evaluation of losses inherent in the loan portfolio; net losses and nonperforming loan volumes have declined relative to earlier periods. Lower noninterest income was mostly attributable to lower service charges on deposit accounts and lower merchant processing service fees. Noninterest expense decreased primarily due to reduced other real estate owned (“OREO”) expense net of disposition gains, loan administration expenses, and professional fees.

Comparing the first half of 2014 with the first half of 2013, net income decreased $3.9 million primarily due to lower net interest and fee income (FTE) and lower noninterest income, partially offset by decreases in the provision for loan losses, noninterest expense and income tax provision (FTE). The lower net interest and fee income (FTE) was primarily caused by a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments and lower average balances of interest-bearing liabilities. The provision for loan losses was reduced, reflecting Management's evaluation of losses inherent in the loan portfolio. Lower noninterest income was mostly attributable to lower service charges on deposit accounts and lower merchant processing service fees. Noninterest expense decreased mostly due to reduced OREO expense net of disposition gains, personnel costs, loan administration expenses, intangible amortization and professional fees.

Net Interest and Fee Income (FTE)

Following is a summary of the components of net interest and fee income (FTE) for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Interest and fee income	$35,403	$39,269	$70,967	$79,734
Interest expense	900	1,219	1,798	2,471
FTE adjustment	4,079	4,578	8,277	9,200
Net interest income (FTE)	$38,582	$42,628	$77,446	$86,463

Average earning assets	$4,114,811	$4,147,096	$4,104,009	$4,141,510
Net interest margin (FTE) (annualized)	3.76%	4.12%	3.79%	4.19%

Net interest and fee income (FTE) decreased during the second quarter 2014 by $4.0 million from the same period in 2013 to $38.6 million, mainly due to lower average balances of loans (down $192 million) and lower yields on interest-earning assets (down 39 basis points “bp”), partially offset by higher average balances of investments (up $160 million) and lower average balances of interest-bearing liabilities (down $84 million).

Comparing the first six months of 2014 with the first six months of 2013, net interest and fee income (FTE) decreased $9.0 million primarily due to a lower average volume of loans (down $224 million) and lower yields on interest-earning assets (down 43 bp), partially offset by higher average balances of investments (up $186 million) and lower average balances of  interest-bearing liabilities (down $107 million).

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

Yields on interest-earning assets have declined due to relatively low interest rates prevailing in the market. In the first half of 2014, the Company purchased shorter-duration investment securities with lower yields than longer-duration securities in order to reduce its exposure to rising interest rates. The Company’s high levels of liquidity will provide an opportunity to obtain higher yielding assets once market interest rates start rising. The Company has been replacing higher-cost funding sources with low-cost deposits and interest expense has declined to offset some of the decline in asset yields.

Interest and Fee Income (FTE)

Interest and fee income (FTE) for the second quarter of 2014 decreased $4.4 million or 10.0% from the same period in 2013. The decrease was caused by lower average balances of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments.

The total average balances of loans declined due to decreases in the average balances of commercial real estate loans (down $105 million), consumer loans (down $58 million), residential real estate loans (down $44 million) and tax-exempt commercial loans (down $20 million), partially offset by a $37 million increase in the average balance of taxable commercial loans. The average investment portfolio increased largely due to higher average balances of securities of U.S. Government sponsored entities (up $269 million), partially offset by a $113 million decrease in average balances of collateralized mortgage obligations and mortgage-backed securities.

The average yield on the Company's earning assets decreased from 4.24% in the second quarter 2013 to 3.85% in the corresponding period of 2014. The composite yield on loans declined 20 bp to 5.18% mostly due to lower yields on consumer loans (down 36 bp), taxable commercial loans (down 46 bp), commercial real estate loans (down 10 bp) and construction loans (down 313 bp). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The investment yields in general declined due to market rates. The investment portfolio yield decreased 38 bp to 2.80% primarily due to lower yields on municipal securities (down 50 bp) and corporate securities (down 28 bp), partially offset by a 39 bp increase in yields on securities of U.S. Government sponsored entities. The yield on securities of U.S. government sponsored entities rose as securities added to the portfolio in the second quarter 2014 were higher yielding than securities held in the prior period.

Comparing the first half of 2014 with the first half of 2013, interest and fee income (FTE) was down $9.7 million or 10.9%. The decrease resulted from a lower average volume of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments. Average interest earning assets decreased $38 million or 0.9% in the first half of 2014 compared with the first half of 2013, net result of a $224 million decrease in average loans and a $186 million increase in average investments. The decrease in the average balance of the loan portfolio was attributable to decreases in average balances of commercial real estate loans (down $111 million), consumer loans (down $67 million), residential real estate loans (down $46 million) and tax-exempt commercial loans (down $20 million), partially offset by a $22 million increase in the average balance of taxable commercial loans. The average investment portfolio increased mostly due to higher average balances of U.S. government sponsored entities (up $218 million) and corporate securities (up $65 million), partially offset by a $105 million decrease in average balances of collateralized mortgage obligations and mortgage-backed securities. The average yield on earning assets for the first half of 2014 was 3.88% compared with 4.31% in the first half of 2013. The loan portfolio yield for the first half of 2014 was 5.19% compared with 5.42% for the first half of 2013 mostly due to lower yields on consumer loans (down 38 bp), commercial real estate loans (down 15 bp), taxable commercial loans (down 46 bp), residential real estate loans (down 15 bp), construction loans (down 216 bp) and tax-exempt commercial loans (down 17 bp). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The yield on construction loans in the first half of 2013 was elevated due to interest received on nonaccrual loans and discount accretion on purchased loans. The investment portfolio yield decreased 41 bp to 2.84% primarily due to lower yields on municipal securities (down 56 bp) and corporate securities (down 32 bp), partially offset by higher yields on securities of U.S. government sponsored entities (up 34 bp). The yield on securities of U.S. government sponsored entities rose as securities added to the portfolio in the first half of 2014 were higher yielding than securities held in the prior period.

Interest Expense

Interest expense has been reduced by lowering rates paid on interest-bearing deposits and borrowings and by reducing the volume of higher-cost funding sources. A $15 million long-term note was repaid in October 2013 and average balances of time deposits declined $148 million for the second quarter 2014 compared with second quarter 2013 and $156 million for the first half of 2014 compared with the first half of 2013. Lower-cost checking and savings deposits accounted for 89.3% of total average deposits in the second quarter 2014 compared with 85.5% in the second quarter 2013 and 89.1% in the first half of 2014 compared with 85.2% in the first half of 2013.

Interest expense in the second quarter of 2014 decreased $319 thousand or 26.2% compared with the same period in 2013 due to lower average balances of interest-bearing liabilities. Interest-bearing liabilities declined due to lower average balances of time deposits $100 thousand or more (down $118 million), time deposits less than $100 thousand (down $30 million), preferred money market savings (down $19 million), debt financing (down $15 million) and Federal Home Loan Bank advances (down $5 million), partially offset by higher average balances of money market savings (up $58 million), money market checking accounts (up $31 million) and regular savings (up $15 million). The average rate paid on interest-bearing liabilities decreased from 0.19% in the second quarter of 2013 to 0.14% in the second quarter of 2014. Rates on interest-bearing deposits were 0.12% for the second quarter 2014 compared with 0.14% for the second quarter 2013.

Comparing the first half of 2014 with the first half of 2013, interest expense declined $673 thousand or 27.2% due to lower average balances of interest-bearing liabilities. Average balances of debt financing and Federal Home Loan Bank advances declined $15 million and $5 million, respectively. Average balances of interest-bearing deposits decreased primarily due to lower average balances of time deposits $100 thousand or more (down $125 million), time deposits less than $100 thousand (down $31 million) and preferred money market savings (down $19 million), partially offset by higher average balances of money market checking accounts (up $23 million), money market savings (up $49 million) and regular savings (up $14 million). Rates paid on interest-bearing liabilities averaged 0.14% during the first half of 2014 compared with 0.19% for the first half of 2013. Rates paid on interest-bearing deposits were 0.12% in the first half of 2014 compared with 0.14% in the first half of 2013.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2014	2013	2014	2013

Yield on earning assets (FTE)	3.85%	4.24%	3.88%	4.31%
Rate paid on interest-bearing liabilities	0.14%	0.19%	0.14%	0.19%
Net interest spread (FTE)	3.71%	4.05%	3.74%	4.12%
Impact of noninterest bearing demand deposits	0.05%	0.07%	0.05%	0.07%
Net interest margin (FTE)	3.76%	4.12%	3.79%	4.19%

During the first half of 2014, the net interest margin (FTE) was affected by low market interest rates. The volume of older-dated higher-yielding loans and securities declined due to principal maturities and paydowns. Newly originated loans and purchased securities have lower yields. The Company is reducing its exposure to rising interest rates by purchasing shorter-duration investment securities, which carry lower yields than longer-duration securities. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost funding sources. During the second quarter 2014 the net interest margin (FTE) decreased 36 bp compared with the same period in 2013. Lower yields on earning assets were partially offset by lower rates paid on interest-bearing liabilities and resulted in a 34 bp decrease in net interest spread (FTE). The 5 bp net interest margin contribution of noninterest-bearing demand deposits resulted in the net interest margin (FTE) of 3.76%. During the first half of 2014, the net interest margin (FTE) decreased 40 bp compared with the first half of 2013. The net interest spread (FTE) in the first half of 2014 was 3.74% compared with 4.12% in the fourth quarter of 2013, the net result of a 43 bp decrease in earning asset yields, partially offset by lower cost of interest-bearing liabilities (down 5 bp).

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
	June 30, 2014
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$1,050,267	$4,175	1.59%
Tax-exempt (1)	172,720	2,403	5.57%
Held to maturity
Taxable	364,952	1,701	1.86%
Tax-exempt (1)	724,831	7,947	4.39%
Loans:
Commercial:
Taxable	294,875	4,051	5.51%
Tax-exempt (1)	89,565	1,343	6.01%
Commercial real estate	775,687	11,889	6.15%
Real estate construction	13,109	182	5.55%
Real estate residential	174,791	1,490	3.41%
Consumer	454,014	4,301	3.80%
Total loans (1)	1,802,041	23,256	5.18%
Total Interest-earning assets (1)	4,114,811	$39,482	3.85%
Other assets	793,656
Total assets	$4,908,467

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,799,994	$-	-%
Savings and interest-bearing transaction	1,986,256	305	0.06%
Time less than $100,000	201,506	216	0.43%
Time $100,000 or more	251,013	233	0.37%
Total interest-bearing deposits	2,438,775	754	0.12%
Short-term borrowed funds	60,876	21	0.14%
Term repurchase agreement	10,000	24	0.98%
Federal Home Loan Bank advances	20,379	101	1.99%
Total interest-bearing liabilities	2,530,030	$900	0.14%
Other liabilities	53,155
Shareholders' equity	525,288
Total liabilities and shareholders' equity	$4,908,467
Net interest spread (1) (2)			3.71%
Net interest and fee income and interest margin (1) (3)		$38,582	3.76%

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
	June 30, 2014
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$1,010,610	$8,100	1.60%
Tax-exempt (1)	175,073	4,837	5.53%
Held to maturity
Taxable	372,133	3,459	1.86%
Tax-exempt (1)	734,195	16,233	4.42%
Loans:
Commercial:
Taxable	287,984	8,124	5.69%
Tax-exempt (1)	92,188	2,655	5.81%
Commercial real estate	781,944	23,812	6.14%
Real estate construction	13,125	372	5.72%
Real estate residential	179,582	3,038	3.38%
Consumer	457,175	8,614	3.80%
Total loans (1)	1,811,998	46,615	5.19%
Total Interest-earning assets (1)	4,104,009	$79,244	3.88%
Other assets	795,246
Total assets	$4,899,255

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,784,316	$-	-%
Savings and interest-bearing transaction	1,980,375	606	0.06%
Time less than $100,000	205,047	437	0.43%
Time $100,000 or more	254,588	465	0.37%
Total interest-bearing deposits	2,440,010	1,508	0.12%
Short-term borrowed funds	61,670	41	0.13%
Term repurchase agreement	10,000	49	0.99%
Federal Home Loan Bank advances	20,449	200	1.98%
Total interest-bearing liabilities	2,532,129	$1,798	0.14%
Other liabilities	53,608
Shareholders' equity	529,202
Total liabilities and shareholders' equity	$4,899,255
Net interest spread (1) (2)			3.74%
Net interest and fee income and interest margin (1) (3)		$77,446	3.79%

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

	Three Months Ended June 30, 2014
	Compared with
	Three Months Ended June 30, 2013
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Available for sale
Taxable	$1,085	$(625)	$460
Tax-exempt (1)	(217)	(12)	(229)
Held to maturity
Taxable	(324)	150	(174)
Tax-exempt (1)	182	(1,115)	(933)
Loans:
Commercial:
Taxable	556	(339)	217
Tax-exempt (1)	(294)	17	(277)
Commercial real estate	(1,642)	(194)	(1,836)
Real estate construction	(56)	(102)	(158)
Real estate residential	(386)	(39)	(425)
Consumer	(599)	(411)	(1,010)
Total loans (1)	(2,421)	(1,068)	(3,489)
Total decrease in interest and fee income (1)	(1,695)	(2,670)	(4,365)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	13	-	13
Time less than $100,000	(35)	(21)	(56)
Time $100,000 or more	(91)	41	(50)
Total interest-bearing deposits	(113)	20	(93)
Short-term borrowed funds	-	(5)	(5)
Term repurchase agreement	-	(1)	(1)
Federal Home Loan Bank advances	(25)	6	(19)
Debt financing	(201)	-	(201)
Total (decrease) increase in interest expense	(339)	20	(319)
Decrease in net interest and fee income (1)	$(1,356)	$(2,690)	$(4,046)

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

	Six Months Ended June 30, 2014
	Compared with
	Six Months Ended June 30, 2013
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Available for sale
Taxable	$2,335	$(1,393)	$942
Tax-exempt (1)	(464)	(544)	(1,008)
Held to maturity
Taxable	(737)	229	(508)
Tax-exempt (1)	936	(1,933)	(997)
Loans:
Commercial:
Taxable	672	(658)	14
Tax-exempt (1)	(580)	(77)	(657)
Commercial real estate	(3,461)	(580)	(4,041)
Real estate construction	(112)	(141)	(253)
Real estate residential	(808)	(129)	(937)
Consumer	(1,383)	(862)	(2,245)
Total loans (1)	(5,672)	(2,447)	(8,119)
Total decrease in interest and fee income (1)	(3,602)	(6,088)	(9,690)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	21	(3)	18
Time less than $100,000	(74)	(60)	(134)
Time $100,000 or more	(194)	72	(122)
Total interest-bearing deposits	(247)	9	(238)
Short-term borrowed funds	1	3	4
Term repurchase agreement	-	-	-
Federal Home Loan Bank advances	(49)	11	(38)
Debt financing	(401)	-	(401)
Total (decrease) increase in interest expense	(696)	23	(673)
Decrease in net interest and fee income (1)	$(2,906)	$(6,111)	$(9,017)

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

The Company provided $1.0 million for loan losses in the second quarter of 2014, $1.8 million in the second quarter of 2013, $2.0 million in the first half of 2014 and $4.6 million in the first half of 2013. The reduced provision for loan losses for the second quarter and the first half of 2014 reflects Management’s current evaluation of credit quality for the loan portfolio. The Company recorded purchased County Bank and Sonoma Valley Bank loans at estimated fair value upon the acquisition dates, February 6, 2009 and August 20, 2010, respectively. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans secured by single-family residential real estate are “covered” through February 6, 2019 by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. The FDIC indemnification of purchased County Bank non-single-family residential real estate secured loans expired February 6, 2014. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Service charges on deposit accounts	$6,105	$6,452	$12,115	$12,994
Merchant processing services	1,820	2,413	3,744	4,822
Debit card fees	1,534	1,478	2,939	2,836
Other service fees	688	696	1,349	1,458
ATM processing fees	634	721	1,254	1,426
Trust fees	615	585	1,269	1,153
Financial services commissions	221	284	392	464
Other	1,581	1,655	3,126	3,409
Total	$13,198	$14,284	$26,188	$28,562

Noninterest income for the second quarter 2014 declined by $1.1 million or 7.6% from the same period in 2013. Service charges on deposits decreased $347 thousand due to declines in fees charged on overdrawn and insufficient funds accounts (down $222 thousand) and lower activity on checking accounts (down $104 thousand). Merchant processing services fees decreased $593 thousand primarily due to customer attrition and lower transaction volumes.

In the first half of 2014, noninterest income decreased $2.4 million or 8.3% compared with the first half of 2013. Service charges on deposits decreased $879 thousand compared with the first half of 2013 due to declines in fees charged on overdrawn and insufficient funds accounts (down $592 thousand), lower activity on checking accounts (down $207 thousand) and fees charged on analyzed accounts (down $82 thousand). Merchant processing services fees decreased $1.1 million primarily due to customer attrition and lower transaction volumes. ATM processing fees decreased $172 thousand mainly because the Bank customers had fewer transactions at non-Westamerica ATMs and other cash dispensing terminals. Trust fees increased $116 thousand mostly due to marketing efforts to increase customer accounts and higher court-approved fees. Debit card fees increased $103 thousand primarily due to higher transaction volumes.

[The remainder of this page intentionally left blank]

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2014	2013	2014	2013
	(In thousands)

Salaries and related benefits	$13,926	$14,064	$28,052	$28,467
Occupancy	3,746	3,638	7,473	7,524
Outsourced data processing services	2,115	2,140	4,220	4,297
Amortization of identifiable intangibles	1,058	1,165	2,163	2,384
Furniture and equipment	1,005	1,021	2,010	1,901
Professional fees	577	745	1,007	1,380
Courier service	665	737	1,275	1,478
Other real estate owned	(270)	278	(620)	612
Other noninterest expense	4,135	4,404	8,250	8,826
Total	$26,957	$28,192	$53,830	$56,869

Noninterest expense decreased $1.2 million or 4.4% in the second quarter 2014 compared with the same period in 2013. Salaries and related benefits declined $138 thousand primarily due to lower employee benefits. Amortization of identifiable intangibles decreased $107 thousand as assets are amortized on a declining balance method. Professional fees decreased $168 thousand due to lower legal fees relating to nonperforming assets. Expenses for other real estate owned, net of disposition gains, decreased $548 thousand due to higher valuation writedowns and maintenance costs in the second quarter 2013. Other noninterest expense decreased $269 thousand mostly due to lower limited partnership operating losses. Occupancy expense increased $108 thousand primarily due to higher utility costs.

In the first half of 2014, noninterest expense decreased $3.0 million or 5.3% compared with the first half of 2013. Salaries and related benefits decreased $415 thousand primarily due to lower employee benefits. Amortization of identifiable intangibles decreased $221 thousand as assets are amortized on a declining balance method. Professional fees declined $373 thousand due to lower legal fees associated with nonperforming assets. Expenses for other real estate owned, net of disposition gains, declined $1.2 million due to higher valuation writedowns and maintenance costs in the first half of 2013, and higher disposition gains in the first half of 2014. Other noninterest expense decreased $576 thousand primarily due to lower loan administration costs and lower limited partnership operating losses.

Provision for Income Tax

During the second quarter 2014, the Company recorded income tax provision (FTE) of $8.7 million, compared with $9.8 million in the second quarter 2013. The second quarter 2014 provision represents an effective tax rate (FTE) of 36.4%, unchanged from the second quarter 2013. The income tax provision (FTE) was $17.3 million for the first half of 2014 compared with $19.2 million for the corresponding period of 2013. The first half of 2014 effective tax rate (FTE) was 36.3% compared to 35.8% for the same period of 2013.

Investment Portfolio

The Company maintains a securities portfolio consisting of securities issued by U.S. Treasury, U.S. Government sponsored entities, state and political subdivisions and corporations, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

Management has maintained relatively stable interest-earning asset volumes by increasing investment securities as loan volumes have declined. The carrying value of the Company’s investment securities portfolio was $2.3 billion as of June 30, 2014, an increase of $135.7 million or 6.1% compared to December 31, 2013.

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

The Company has been reducing its positions in mortgage-related securities since the second quarter 2013 in an effort to manage extension risk. Extension risk represents the risk mortgages underlying the securities experience slower principal reductions as rising market interest rates cause a disincentive for borrowers to reduce principal balances; under such circumstances the Company will hold these securities for a longer period than anticipated at current yield levels rather than having the opportunity to reinvest cash flows at higher yields. The Company’s positioning of the balance sheet for rising interest rates has resulted in the purchase of floating rate corporate bonds, federal agency bonds, and short-term state and municipal bonds. As of June 30, 2014, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities.

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

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of dates indicated identifying the state in which the issuing government municipality or agency operates.

At June 30, 2014, the Company’s investment securities portfolios included securities issued by 772 state and local government municipalities and agencies located within 45 states with a fair value of $912.7 million.  The largest exposure to any one municipality or agency was $7.5 million (fair value) represented by three revenue bonds.

	At June 30, 2014
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$111,209	$113,647
Texas	56,667	57,459
Pennsylvania	48,699	49,270
Arizona	27,970	28,706
Other (35 states)	318,507	322,341
Total general obligation bonds	$563,052	$571,423

Revenue bonds:
California	$61,447	$63,590
Pennsylvania	29,536	30,019
Colorado	18,141	18,181
Indiana	17,708	17,466
Kentucky	16,843	17,114
Other (34 states)	191,220	194,895
Total revenue bonds	$334,895	$341,265
Total obligations of states and political subdivisions	$897,947	$912,688

At December 31, 2013, the Company’s investment securities portfolios included securities issued by 808 state and local government municipalities and agencies located within 47 states with a fair value of $932.6 million.  The largest exposure to any one municipality or agency was $5.3 million (fair value) represented by two revenue bonds.

	At December 31, 2013
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$119,215	$119,360
Texas	57,433	56,594
Pennsylvania	48,722	47,394
Other (37 states)	375,640	371,215
Total general obligation bonds	$601,010	$594,563

Revenue bonds:
California	$63,001	$64,246
Pennsylvania	29,537	28,898
Colorado	18,176	17,563
Indiana	17,811	17,031
Other (37 states)	213,254	210,336
Total revenue bonds	$341,779	$338,074
Total obligations of states and political subdivisions	$942,789	$932,637

At June 30, 2014, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 26 revenue sources. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following table.

	At June 30, 2014
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source
Water	$68,933	$71,088
Sewer	49,154	50,112
Sales tax	33,757	34,627
Lease (abatement)	21,281	21,927
Lease (renewal)	18,856	18,997
Other	142,914	144,514
Total revenue bonds by revenue source	$334,895	$341,265

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

Loan Portfolio Credit Risk

The Company originates loans with the intent to hold such assets until principal is repaid. Management follows written loan underwriting policies and procedures which are approved by the Bank’s Board of Directors. Loans are underwritten following approved underwriting standards and lending authorities within a formalized organization structure. The Board of Directors also approves independent real estate appraisers to be used in obtaining estimated values for real property serving as loan collateral. Prevailing economic trends and conditions are also taken into consideration in loan underwriting practices.

All loan applications must be for a clearly defined legitimate purposes with a determinable primary source of repayment, and as appropriate, secondary sources of repayment. All loans are supported by appropriate documentation such as current financial statements, tax returns, credit reports, collateral information, guarantor asset verification, title reports, appraisals, and other relevant documentation.

Commercial loans represent term loans used to acquire durable business assets or revolving lines of credit used to finance working capital. Underwriting practices evaluate each borrower’s cash flow as the principal source of loan repayment. Commercial loans are generally secured by the borrower’s business assets as a secondary source of repayment. Commercial loans are evaluated for credit-worthiness based on prior loan performance, borrower financial information including cash flow, borrower net worth and aggregate debt.

Commercial real estate loans represent term loans used to acquire real estate to be operated by the borrower in a commercial capacity. Underwriting practices evaluate each borrower’s global cash flow as the principal source of loan repayment, independent appraisal of value of the property, and other relevant factors. Commercial real estate loans are generally secured by a first lien on the property as a secondary source of repayment.

Real estate construction loans represent the financing of real estate development. Loan principal disbursements are controlled through the use of project budgets, and disbursements are approved based on construction progress, which is validated by project site inspections. The real estate serves as collateral, secured by a first lien position on the property.

Residential real estate loans generally represent first lien mortgages used by the borrower to purchase or refinance a principal residence. For interest-rate risk purposes, the Company offers only fully-amortizing, adjustable-rate mortgages. In underwriting first lien mortgages, the Company evaluates each borrower’s ability to repay the loan, an independent appraisal of the value of the property, and other relevant factors. The Company does not offer riskier mortgage products, such as “interest-only” mortgages and “negative amortization” mortgages.

For loans secured by real estate, the Bank requires title insurance to insure the status of its lien and each borrower is obligated to insure the real estate collateral, naming the Company as loss payee, in an amount sufficient to repay the principal amount outstanding in the event of a property casualty loss.

Consumer loans are predominantly comprised of indirect automobile loans with underwriting based on credit history and scores, personal income, debt service capacity, and collateral values.

	At June 30,	At December 31,
	2014	2013
	(In thousands)
Commercial	$390,109	$364,159
Commercial real estate	762,011	799,019
Construction	12,899	13,896
Residential real estate	166,874	185,057
Consumer installment and other	452,715	465,613
Total	$1,784,608	$1,827,744

The Company extends loans to commercial and consumer customers in Northern and Central California. These lending activities expose the Company to the risk borrowers will default, causing loan losses. The Company’s lending activities are exposed to various qualitative risks. All loan segments are exposed to risks inherent in the economy and market conditions. Significant risk characteristics related to the commercial loan segment include the borrowers’ business performance and financial condition, and the value of collateral for secured loans. Significant risk characteristics related to the commercial real estate segment include the borrowers’ business performance and the value of properties collateralizing the loans. Significant risk characteristics related to the construction loan segment include the borrowers’ performance in successfully developing the real estate into the intended purpose and the value of the property collateralizing the loans. Significant risk characteristics related to the residential real estate segment include the borrowers’ financial wherewithal to service the mortgages and the value of the property collateralizing the loans. Significant risk characteristics related to the consumer loan segment include the financial condition of the borrowers and the value of collateral securing the loans.

The preparation of these financial statements requires Management to estimate the amount of losses inherent in the loan portfolio and establish an allowance for credit losses. The allowance for credit losses is established by assessing a provision for loan losses against the Company’s earnings. In estimating credit losses, Management must exercise judgment in evaluating information deemed relevant, such as financial information regarding individual borrowers, overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other information. The amount of ultimate losses on the loan portfolio can vary from the estimated amounts. Management follows a systematic methodology to estimate loss potential in an effort to reduce the differences between estimated and actual losses.

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

The former County Bank loans and repossessed loan collateral were purchased from the FDIC with indemnifying loss-sharing agreements. The loss-sharing agreement on single-family residential real estate assets expires February 6, 2019. The loss-sharing agreement on non-single-family residential real estate assets expired February 6, 2014 as to losses and expires February 6, 2017 as to loss recoveries; the Company reclassified assets for which loss indemnification expired during the first quarter 2014 from “purchased covered” to “purchased non-covered”.

[The remainder of this page intentionally left blank]

Nonperforming Assets
	At June 30,		At December 31,
	2014	2013	2013
	(In thousands)
Originated:
Nonperforming nonaccrual loans	$6,757	$7,664	$5,301
Performing nonaccrual loans	203	1,272	75
Total nonaccrual loans	6,960	8,936	5,376
Accruing loans 90 or more days past due	183	241	410
Total nonperforming loans	7,143	9,177	5,786
Other real estate owned	5,308	5,414	5,527
Total nonperforming assets	$12,451	$14,591	$11,313

Purchased covered:
Nonperforming nonaccrual loans	$-	$14,619	$11,672
Performing nonaccrual loans	-	2,204	636
Total nonaccrual loans	-	16,823	12,308
Accruing loans 90 or more days past due	-	74	-
Total nonperforming loans	-	16,897	12,308
Other real estate owned	585	10,480	7,793
Total nonperforming assets	$585	$27,377	$20,101

Purchased non-covered:
Nonperforming nonaccrual loans	$12,707	$1,890	$2,920
Performing nonaccrual loans	895	3,013	698
Total nonaccrual loans	13,602	4,903	3,618
Accruing loans 90 or more days past due	351	-	-
Total nonperforming loans	13,953	4,903	3,618
Other real estate owned	2,650	3,543	-
Total nonperforming assets	$16,603	$8,446	$3,618

Total nonperforming assets	$29,639	$50,414	$35,032

The Bank’s commercial loan customers are primarily small businesses and professionals. As a result, average loan balances are relatively small, providing risk diversification within the overall loan portfolio. At June 30, 2014, the Bank’s nonaccrual loans reflected this diversification: nonaccrual originated loans with a carrying value totaling $7 million comprised eleven borrowers, and nonaccrual purchased non-covered loans with a carrying value totaling $14 million comprised sixteen borrowers.

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

	For the Three Months		For the Six Months
	Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$34,802	$33,047	$34,386	$32,927
Provision for loan losses	1,000	1,800	2,000	4,600
Provision for unfunded commitments	-	-	-	-
Loans charged off
Commercial	(150)	(148)	(210)	(2,050)
Commercial real estate	-	(427)	-	(539)
Real estate construction	-	-	-	-
Real estate residential	(30)	(22)	(30)	(109)
Consumer installment and other	(1,301)	(896)	(2,300)	(2,205)
Purchased covered loans	-	(517)	-	(876)
Purchased non-covered loans	-	(116)	(260)	(116)
Total chargeoffs	(1,481)	(2,126)	(2,800)	(5,895)
Recoveries of loans previously charged off
Commercial	119	297	287	759
Commercial real estate	15	77	178	98
Real estate construction	-	-	3	-
Real estate residential	-	-	-	-
Consumer installment and other	618	506	1,018	1,107
Purchased non-covered loans	18	18	19	23
Total recoveries	770	898	1,505	1,987
Net loan losses	(711)	(1,228)	(1,295)	(3,908)
Balance, end of period	$35,091	$33,619	$35,091	$33,619
Components:
Allowance for loan losses	$32,398	$30,926
Liability for off-balance sheet credit exposure	2,693	2,693
Allowance for credit losses	$35,091	$33,619
Net loan (losses) recoveries:
Originated loans	$(729)	$(613)	$(1,054)	$(2,939)
Purchased covered loans	-	(499)	-	(853)
Purchased non-covered loans	18	(116)	(241)	(116)
Net loan losses as a percentage of average total loans (annualized)	0.16%	0.25%	0.14%	0.39%

The Company's allowance for credit losses is maintained at a level considered appropriate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, the amount of non-indemnified purchased loans, FDIC loss-sharing indemnification, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectability of principal is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. The Company evaluates all classified loans and nonaccrual loans with outstanding principal balances in excess of $500 thousand, and all “troubled debt restructured” loans for impairment. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which historical originated classified credit balances are analyzed using a statistical model to determine standard loss rates for originated loans. The results of this analysis are applied to originated classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, originated loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to originated non-classified commercial and commercial real estate loans based on historical loss rates and other statistical data.

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The external factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of June 30, 2014 are: economic and business conditions $1.3 million, external competitive issues $700 thousand, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $700 thousand, adequacy of lending Management and staff $700 thousand, loan policies and procedures $900 thousand, concentrations of credit $900 thousand, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2014
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,243	$11,259	$445	$491	$2,813	$2,574	$-	$10,284	$32,109
Additions:
Provision	1,085	(610)	(3)	(52)	(75)	115	-	540	1,000
Deductions:
Chargeoffs	(150)	-	-	(30)	(1,301)	-	-	-	(1,481)
Recoveries	119	15	-	-	618	18	-	-	770
Net loan (losses) recoveries	(31)	15	-	(30)	(683)	18	-	-	(711)
Balance at end of period	5,297	10,664	442	409	2,055	2,707	-	10,824	32,398
Liability for off-balance sheet credit exposure	1,733	24	165	-	465	243	23	40	2,693
Total allowance for credit losses	$7,030	$10,688	$607	$409	$2,520	$2,950	$23	$10,864	$35,091

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2014
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,005	$12,070	$602	$405	$3,198	$-	$1,561	$9,852	$31,693
Additions:
Provision	1,215	(1,584)	(163)	34	139	1,387	-	972	2,000
Deductions:
Chargeoffs	(210)	-	-	(30)	(2,300)	(260)	-	-	(2,800)
Recoveries	287	178	3	-	1,018	19	-	-	1,505
Net loan recoveries (losses)	77	178	3	(30)	(1,282)	(241)	-	-	(1,295)
Indemnification expiration	-	-	-	-	-	1,561	(1,561)	-	-
Balance at end of period	5,297	10,664	442	409	2,055	2,707	-	10,824	32,398
Liability for off-balance sheet credit exposure	1,733	24	165	-	465	243	23	40	2,693
Total allowance for credit losses	$7,030	$10,688	$607	$409	$2,520	$2,950	$23	$10,864	$35,091

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment
	At June 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$88	$-	$-	$-	$-	$895	$-	$-	$983
Collectively evaluated for impairment	6,942	10,688	607	409	2,520	2,055	23	10,864	34,108
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$7,030	$10,688	$607	$409	$2,520	$2,950	$23	$10,864	$35,091
Carrying value of loans:
Individually evaluated for impairment	$3,605	$4,544	$-	$-	$-	$13,525	$-	$-	$21,674
Collectively evaluated for impairment	365,248	579,514	9,802	163,287	391,278	231,524	17,931	-	1,758,584
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,112	238	-	4,350
Total	$368,853	$584,058	$9,802	$163,287	$391,278	$249,161	$18,169	$-	$1,784,608

Management considers the $35.1 million allowance for credit losses to be adequate as a reserve against credit losses inherent in the loan portfolio as of June 30, 2014.

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

The Federal Open Market Committee’s June 18, 2014 press release stated “The Committee's sizable and still-increasing holdings of longer-term securities should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery and help to ensure that inflation, over time, is at the rate most consistent with the Committee's dual mandate….. To support continued progress toward maximum employment and price stability, the Committee today reaffirmed its view that a highly accommodative stance of monetary policy remains appropriate. In determining how long to maintain the current 0 to 1/4 percent target range for the federal funds rate, the Committee will assess progress--both realized and expected--toward its objectives of maximum employment and 2 percent inflation.”  In this context, Management’s most likely earnings forecast for the twelve months ending June 30, 2015 assumes market interest rates remain relatively stable and yields on newly originated or refinanced loans and on purchased investment securities will reflect current interest rates, which are generally lower than yields on the Company’s older dated loans and investment securities.

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

The Company’s asset and liability position ranged from risk neutral to slightly “liability sensitive” at June 30, 2014, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. A “liability sensitive” position results in a slightly larger change in interest expense than in interest income resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management’s interest rate risk management is currently biased toward stable interest rates in the near-term, and ultimately, rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97 percent of funding for average total assets in the first six months of 2014 and 2013. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

During the first six months of 2014 and 2013, non-deposit funding has continued to be provided by short-term borrowings, a term repurchase agreement, and Federal Home Loan Bank advances, and additionally, long-term debt for the first half of 2013. These non-deposit sources of funds comprise a modest portion of total funding.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $2.3 billion in total investment securities at June 30, 2014. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At June 30, 2014, such collateral requirements totaled approximately $871 million.

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

Westamerica Bancorporation ("Parent Company") is a separate entity apart from Westamerica Bank (“Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees. The Bank’s dividends paid to the Parent Company and proceeds from the exercise of stock options provided adequate cash flow for the Parent Company in the first halves of 2014 and 2013 to pay shareholder dividends of $20 million in each period, and retire common stock in the amount of $36 million and $27 million, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.6% in the first half of 2014, 12.5% in 2013 and 14.9% in 2012. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options totaled $12.2 million in the first half of 2014, $21.5 million in 2013 and $7.6 million in 2012.

The Company paid common dividends totaling $20.1 million in the first half of 2014, $40.1 million in 2013 and $41.0 million in 2012, which represent dividends per common share of $0.76, $1.49 and $1.48, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 708 thousand shares valued at $36.4 million in the first half of 2014, 1.2 million shares valued at $57.3 million in 2013 and 1.1 million shares valued at $51.5 million in 2012.

The Company's primary capital resource is shareholders' equity, which was $538.8 million at June 30, 2014 compared with $542.9 million at December 31, 2013. The Company's ratio of equity to total assets was 10.93% at June 30, 2014 and 11.20% at December 31, 2013.

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

Capital to Risk-Adjusted Assets

The following summarizes the ratios of regulatory capital to risk-adjusted assets for the Company on the dates indicated:

				Minimum	Well-capitalized
	At June 30,		At December 31,	Regulatory	by Regulatory
	2014	2013	2013	Requirement	Definition

Tier I Capital	13.57%	14.64%	14.71%	4.00%	6.00%
Total Capital	15.04%	15.98%	16.18%	8.00%	10.00%
Leverage ratio	8.26%	8.62%	8.55%	4.00%	5.00%

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

				Minimum	Well-capitalized
	At June 30,		At December 31,	Regulatory	by Regulatory
	2014	2013	2013	Requirement	Definition

Tier I Capital	12.32%	13.47%	13.26%	4.00%	6.00%
Total Capital	14.01%	15.04%	14.93%	8.00%	10.00%
Leverage ratio	7.47%	7.89%	7.67%	4.00%	5.00%

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

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations. The rule’s provisions which would most affect the regulatory capital requirements of the Company and the Bank:

•	Introduce a new “Common Equity Tier 1” capital measurement,
•	Establish higher minimum levels of capital,
•	Introduce a “capital conservation buffer,”
•	Increase the risk-weighting of certain assets, and
•	Establish limits on the amount of deferred tax assets with any excess treated as a deduction from Tier 1 capital.

Under the final rule, a banking organization that is not subject to the “advanced approaches rule” may make a one-time election not to include most elements of Accumulated Other Comprehensive Income, including net-of-tax unrealized gains and losses on available for sale investment securities, in regulatory capital. Neither the Company nor the Bank are subject to the “advanced approaches rule” and intend to make the election not to include most elements of Accumulated Other Comprehensive Income in regulatory capital.

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

The final rule does not supersede provisions of the Federal Deposit Insurance Corporation Improvement Act (FDICIA) requiring federal banking agencies to take prompt corrective action (PCA) to resolve problems of insured depository institutions. The final rule revises the PCA thresholds to incorporate the higher minimum levels of capital, including the newly proposed “common equity tier 1” ratio.

[The remainder of this page intentionally left blank]

Management has evaluated the capital structure and assets for the Company and the Bank as of June 30, 2014 assuming the Federal Reserve’s final rule was currently fully phased-in. Based on this evaluation, the Company and the Bank currently maintain capital in excess of all the final rule regulatory ratios, as follows:

			Final Rule
	Final Rule		Minimum
	Minimum	"Well-capitalized"	Plus "Capital	Proforma Measurements as of
	Capital	Under PCA	Conservation	June 30, 2014 Assuming Final
	Requirement	Proposal	Buffer"	Rule Fully Phased-in
				Company	Bank
Capital Measurement:
Leverage	4.00%	5.00%	4.00%	8.26%	7.47%
Common Equity Tier 1	4.50%	6.50%	7.00%	13.51%	12.28%
Tier I Capital	6.00%	8.00%	8.50%	13.51%	12.28%
Total Capital	8.00%	10.00%	10.50%	14.98%	13.96%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2014.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.
(b) None
(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended June 30, 2014.

			(c)	(d)
			Total Number	Maximum Number
			of Shares	of Shares that May
	(a)	(b)	Purchased as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans
Period	Shares Purchased	Paid per Share	Plans or Programs*	or Programs
(In thousands, except per share data)
April 1
through	93	$51.64	93	938
April 30
May 1
through	161	49.58	161	777
May 31
June 1
through	17	50.36	17	760
June 30
Total	271	$50.33	271	760

* Includes 1 thousand, 4 thousand and 7 thousand shares purchased in April, May and June, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares related to stock option plans and other ongoing requirements.

Shares were repurchased during the second quarter of 2014 pursuant to a program approved by the Board of Directors on July 25, 2013, authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2014.

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

WESTAMERICA BANCORPORATION
(Registrant)

/s/ JOHN "ROBERT" THORSON
John "Robert" Thorson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 1, 2014

EXHIBIT INDEX

Exhibit 31.1:  Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:  Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101:  Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (ii) Consolidated Balance Sheets at June 30, 2014, and December 31, 2013; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and (vi) Notes to the unaudited Consolidated Financial Statements.