Form 10-Q
period 2014-09-30
WESTAMERICA BANCORPORATION
filed 2014-11-03
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                         No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of October 24, 2014
Common Stock, No Par Value	25,886,994

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

PART I - FINANCIAL INFORMATION
Item 1  Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	At September 30,	At December 31,
	2014	2013
	(In thousands)
Assets:
Cash and due from banks	$524,338	$472,028
Investment securities available for sale	1,391,362	1,079,381
Investment securities held to maturity, with fair values of: $1,041,385 at September 30, 2014 and $1,112,676 at December 31, 2013	1,035,041	1,132,299
Loans	1,732,382	1,827,744
Allowance for loan losses	(31,769)	(31,693)
Loans, net of allowance for loan losses	1,700,613	1,796,051
Other real estate owned	7,273	13,320
Premises and equipment, net	37,335	37,314
Identifiable intangibles, net	15,338	18,557
Goodwill	121,673	121,673
Other assets	160,752	176,432
Total Assets	$4,993,725	$4,847,055

Liabilities:
Noninterest bearing deposits	$1,893,480	$1,740,182
Interest bearing deposits	2,428,158	2,423,599
Total deposits	4,321,638	4,163,781
Short-term borrowed funds	76,943	62,668
Federal Home Loan Bank advances	20,156	20,577
Term repurchase agreement	-	10,000
Other liabilities	41,593	47,095
Total Liabilities	4,460,330	4,304,121

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 25,906 at September 30, 2014 and 26,510 at December 31, 2013	380,195	378,946
Deferred compensation	2,711	2,711
Accumulated other comprehensive income	9,733	4,313
Retained earnings	140,756	156,964
Total Shareholders' Equity	533,395	542,934
Total Liabilities and Shareholders' Equity	$4,993,725	$4,847,055

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$22,129	$25,116	$67,817	$78,696
Investment securities available for sale	6,350	5,426	17,855	16,293
Investment securities held to maturity	6,421	7,414	20,195	22,701
Total Interest and Fee Income	34,900	37,956	105,867	117,690
Interest Expense:
Deposits	709	809	2,216	2,555
Short-term borrowed funds	23	20	64	58
Term repurchase agreement	11	25	60	73
Federal Home Loan Bank advances	103	122	304	360
Debt financing	-	200	-	601
Total Interest Expense	846	1,176	2,644	3,647
Net Interest Income	34,054	36,780	103,223	114,043
Provision for Loan Losses	600	1,800	2,600	6,400
Net Interest Income After Provision For Loan Losses	33,454	34,980	100,623	107,643
Noninterest Income:
Service charges on deposit accounts	6,207	6,433	18,322	19,427
Merchant processing services	1,742	2,151	5,485	6,973
Debit card fees	1,543	1,467	4,482	4,302
Other service fees	695	716	2,044	2,174
ATM processing fees	637	701	1,891	2,128
Trust fees	629	567	1,899	1,720
Financial services commissions	194	150	585	614
Other	1,407	2,234	4,534	5,643
Total Noninterest Income	13,054	14,419	39,242	42,981
Noninterest Expense:
Salaries and related benefits	13,639	13,826	41,691	42,293
Occupancy	3,811	3,829	11,284	11,353
Outsourced data processing services	2,093	2,139	6,314	6,436
Amortization of identifiable intangibles	1,056	1,163	3,219	3,547
Furniture and equipment	1,059	974	3,070	2,875
Professional fees	700	730	1,707	2,109
Courier service	663	725	1,938	2,204
Other real estate owned	(287)	179	(908)	791
Other	3,882	4,193	12,131	13,019
Total Noninterest Expense	26,616	27,758	80,446	84,627
Income Before Income Taxes	19,892	21,641	59,419	65,997
Provision for income taxes	4,738	4,903	13,801	14,876
Net Income	$15,154	$16,738	$45,618	$51,121

Average Common Shares Outstanding	25,973	26,670	26,192	26,900
Diluted Average Common Shares Outstanding	26,016	26,705	26,262	26,919
Per Common Share Data:
Basic earnings	$0.58	$0.63	$1.74	$1.90
Diluted earnings	0.58	0.63	1.74	1.90
Dividends paid	0.38	0.37	1.14	1.11

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$15,154	$16,738	$45,618	$51,121
Other comprehensive (loss) income:
(Decrease) increase in net unrealized gains on securities available for sale	(4,884)	(712)	9,305	(18,173)
Deferred tax benefit (expense)	2,054	299	(3,912)	7,641
(Decrease) increase in net unrealized gains on securities available for sale, net of tax	(2,830)	(413)	5,393	(10,532)
Post-retirement benefit transition obligation amortization	15	15	45	45
Deferred tax expense	(6)	(6)	(18)	(18)
Post-retirement benefit transition obligation amortization, net of tax	9	9	27	27
Total other comprehensive (loss) income	(2,821)	(404)	5,420	(10,505)
Total comprehensive income	$12,333	$16,334	$51,038	$40,616

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2012	27,213	$372,012	$3,101	$14,625	$170,364	$560,102
Net income for the period					51,121	51,121
Other comprehensive loss				(10,505)		(10,505)
Exercise of stock options	221	9,219				9,219
Tax benefit decrease upon exercise of stock options		(202)				(202)
Restricted stock activity	15	1,068	(390)			678
Stock based compensation		1,081				1,081
Stock awarded to employees	2	84				84
Retirement of common stock including repurchases	(873)	(12,174)			(27,615)	(39,789)
Dividends					(29,949)	(29,949)
Balance, September 30, 2013	26,578	$371,088	$2,711	$4,120	$163,921	$541,840

Balance, December 31, 2013	26,510	$378,946	$2,711	$4,313	$156,964	$542,934
Net income for the period					45,618	45,618
Other comprehensive income				5,420		5,420
Exercise of stock options	256	12,396				12,396
Tax benefit decrease upon exercise of stock options		(447)				(447)
Restricted stock activity	21	1,114				1,114
Stock based compensation		1,009				1,009
Stock awarded to employees	2	88				88
Retirement of common stock including repurchases	(883)	(12,911)			(31,899)	(44,810)
Dividends					(29,927)	(29,927)
Balance, September 30, 2014	25,906	$380,195	$2,711	$9,733	$140,756	$533,395

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
	(In thousands)
Operating Activities:
Net income	$45,618	$51,121
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,275	13,325
Loan loss provision	2,600	6,400
Net amortization of deferred loan fees	(179)	(333)
Decrease in interest income receivable	1,537	1,420
Decrease in other assets	1,390	7,344
(Decrease) increase in income taxes payable	(1,160)	856
Increase in net deferred tax asset	(19)	(3,719)
(Decrease) increase in interest expense payable	(102)	50
Decrease in other liabilities	(3,841)	(984)
Stock option compensation expense	1,009	1,081
Tax benefit decrease upon exercise of stock options	447	202
Gain on sale of other assets	(400)	(548)
Net loss on sale of premises and equipment	22	16
Originations of mortgage loans for resale	-	(441)
Proceeds from sale of mortgage loans originated for resale	-	447
Net gain on sale of foreclosed assets	(1,014)	(892)
Writedown of foreclosed assets	113	1,752
Net Cash Provided by Operating Activities	58,296	77,097
Investing Activities:
Net repayments of loans	93,115	231,002
Proceeds from FDIC1 loss-sharing indemnification	6,703	6,478
Purchases of investment securities available for sale	(747,630)	(355,440)
Proceeds from sale/maturity/calls of securities available for sale	444,906	100,660
Purchases of investment securities held to maturity	(26,435)	(152,116)
Proceeds from maturity/calls of securities held to maturity	115,799	164,369
Purchases of premises and equipment	(2,392)	(1,581)
Net change in FRB2/FHLB3 securities	3,248	2,243
Proceeds from sale of foreclosed assets	7,549	14,986
Net Cash (Used in) Provided by Investing Activities	(105,137)	10,601
Financing Activities:
Net change in deposits	157,947	(123,914)
Net change in short-term borrowings and FHLB3 advances	3,992	(5,866)
Exercise of stock options	12,396	9,219
Tax benefit decrease upon exercise of stock options	(447)	(202)
Retirement of common stock including repurchases	(44,810)	(39,789)
Common stock dividends paid	(29,927)	(29,949)
Net Cash Provided by (Used in) Financing Activities	99,151	(190,501)
Net Change In Cash and Due from Banks	52,310	(102,803)
Cash and Due from Banks at Beginning of Period	472,028	491,382
Cash and Due from Banks at End of Period	$524,338	$388,579

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$968	$5,404
Securities purchases pending settlement	2,622	1,961
Supplemental disclosure of cash flow activities:
Interest paid for the period	2,959	3,982
Income tax payments for the period	14,981	17,931

See accompanying notes to unaudited consolidated financial statements.
1 Federal Deposit Insurance Corporation ("FDIC")
2 Federal Reserve Bank ("FRB")
3 Federal Home Loan Bank ("FHLB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Note 3:  Investment Securities

An analysis of the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follows:

	Investment Securities Available for Sale At September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,499	$10	$-	$3,509
Securities of U.S. Government sponsored entities	442,482	214	(1,160)	441,536
Residential mortgage-backed securities	26,574	1,799	(20)	28,353
Commercial mortgage-backed securities	3,021	7	(7)	3,021
Obligations of states and political subdivisions	176,614	10,203	(197)	186,620
Residential collateralized mortgage obligations	240,091	594	(11,400)	229,285
Asset-backed securities	8,674	-	(35)	8,639
FHLMC(1) and FNMA(2) stock	804	13,798	-	14,602
Corporate securities	470,570	3,674	(1,106)	473,138
Other securities	2,039	756	(136)	2,659
Total	$1,374,368	$31,055	$(14,061)	$1,391,362

(1) Federal Home Loan Mortgage Corporation
(2) Federal National Mortgage Association

An analysis of the amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follows:

	Investment Securities Held to Maturity At September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$1,164	$-	$-	$1,164
Residential mortgage-backed securities	59,182	926	(86)	60,022
Obligations of states and political subdivisions	703,554	11,483	(2,909)	712,128
Residential collateralized mortgage obligations	271,141	1,673	(4,743)	268,071
Total	$1,035,041	$14,082	$(7,738)	$1,041,385

An analysis of the amortized cost, unrealized gains and losses accumulated in other comprehensive income, and fair value of investment securities available for sale follows:

	Investment Securities Available for Sale At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,500	$9	$(3)	$3,506
Securities of U.S. Government sponsored entities	131,080	75	(663)	130,492
Residential mortgage-backed securities	32,428	1,763	(15)	34,176
Commercial mortgage-backed securities	3,411	19	(5)	3,425
Obligations of states and political subdivisions	186,082	5,627	(323)	191,386
Residential collateralized mortgage obligations	266,890	730	(14,724)	252,896
Asset-backed securities	14,653	3	(101)	14,555
FHLMC and FNMA stock	804	12,568	-	13,372
Corporate securities	430,794	2,901	(1,264)	432,431
Other securities	2,049	1,251	(158)	3,142
Total	$1,071,691	$24,946	$(17,256)	$1,079,381

An analysis of the amortized cost, unrealized gains and losses, and fair value of investment securities held to maturity follows:

	Investment Securities Held to Maturity At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$1,601	$-	$(4)	$1,597
Residential mortgage-backed securities	65,076	854	(624)	65,306
Obligations of states and political subdivisions	756,707	6,211	(21,667)	741,251
Residential collateralized mortgage obligations	308,915	1,209	(5,602)	304,522
Total	$1,132,299	$8,274	$(27,897)	$1,112,676

The amortized cost and fair value of investment securities by contractual maturity are shown in the following tables at the dates indicated:

	At September 30, 2014
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$45,444	$45,671	$13,767	$14,233
Over 1 to 5 years	625,789	629,181	216,979	220,062
Over 5 to 10 years	362,884	366,119	270,071	273,124
Over 10 years	67,722	72,471	203,901	205,873
Subtotal	1,101,839	1,113,442	704,718	713,292
Mortgage-backed securities and residential collateralized mortgage obligations	269,686	260,659	330,323	328,093
Other securities	2,843	17,261	-	-
Total	$1,374,368	$1,391,362	$1,035,041	$1,041,385

Securities available for sale at September 30, 2014 with maturity dates over five years but less than ten years include $255,634 (fair value) of securities of U.S. Government sponsored entities with call options on dates within one year or less, of which $89,821 have interest coupons which will increase if the issuer does not exercise the call option.

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

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At September 30, 2014 and December 31, 2013, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale At September 30, 2014
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	24	$358,842	$(1,103)	1	$9,943	$(57)	25	$368,785	$(1,160)
Residential mortgage-backed securities	-	-	-	2	828	(20)	2	828	(20)
Commercial mortgage-backed securities	-	-	-	2	1,822	(7)	2	1,822	(7)
Obligations of states and political subdivisions	8	2,783	(46)	21	6,460	(151)	29	9,243	(197)
Residential collateralized mortgage obligations	-	-	-	38	209,504	(11,400)	38	209,504	(11,400)
Asset-backed securities	1	5,030	(1)	1	3,609	(34)	2	8,639	(35)
Corporate securities	31	93,716	(772)	5	34,218	(334)	36	127,934	(1,106)
Other securities	-	-	-	1	1,864	(136)	1	1,864	(136)
Total	64	$460,371	$(1,922)	71	$268,248	$(12,139)	135	$728,619	$(14,061)

[The remainder of this page intentionally left blank]

An analysis of gross unrealized losses of investment securities held to maturity follows:

	Investment Securities Held to Maturity At September 30, 2014
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	1	$1,164	$-	-	$-	$-	1	$1,164	$-
Residential mortgage-backed securities	2	9,658	(48)	2	3,320	(38)	4	12,978	(86)
Obligations of states and political subdivisions	14	10,434	(45)	180	162,095	(2,864)	194	172,529	(2,909)
Residential collateralized mortgage obligations	15	63,098	(787)	23	132,175	(3,956)	38	195,273	(4,743)
Total	32	$84,354	$(880)	205	$297,590	$(6,858)	237	$381,944	$(7,738)

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

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2014.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of September 30, 2014, $773,297 thousand of investment securities were pledged to secure public deposits, short-term borrowed funds and FHLB advances. As of December 31, 2013, $778,588 thousand of investment securities were pledged to secure public deposits, short-term borrowed funds, FHLB advances and term repurchase agreements.

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

The following table provides information about the amount of interest income earned on investment securities that is fully taxable and that is exempt from regular federal income tax:

	For the Three Months		For the Nine Months
	Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Taxable	$6,348	$5,502	$17,907	$16,626
Tax-exempt	6,423	7,338	20,143	22,368
Total interest income from investment securities	$12,771	$12,840	$38,050	$38,994

Note 4: Loans and Allowance for Credit Losses

The FDIC indemnification expired February 6, 2014 for County Bank non-single-family residential collateralized purchased loans; accordingly, such loans have been reclassified from purchased covered loans to purchased non-covered loans.

A summary of the major categories of loans outstanding is shown in the following tables.

	At September 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$370,060	$573,179	$9,824	$156,794	$379,708	$1,489,565
Purchased covered loans:
Gross purchased covered loans	-	-	-	2,905	15,119	18,024
Credit risk discount	-	-	-	(434)	(67)	(501)
Purchased non-covered loans:
Gross purchased non-covered loans	20,318	167,052	2,931	979	44,247	235,527
Credit risk discount	(1,460)	(7,060)	(50)	(262)	(1,401)	(10,233)
Total	$388,918	$733,171	$12,705	$159,982	$437,606	$1,732,382

	At December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$338,824	$596,653	$10,723	$176,196	$400,888	$1,523,284
Purchased covered loans:
Gross purchased covered loans	20,066	175,562	3,223	8,558	54,194	261,603
Credit risk discount	(1,530)	(8,122)	(50)	(434)	(797)	(10,933)
Purchased non-covered loans:
Gross purchased non-covered loans	7,525	35,712	-	999	12,799	57,035
Credit risk discount	(726)	(786)	-	(262)	(1,471)	(3,245)
Total	$364,159	$799,019	$13,896	$185,057	$465,613	$1,827,744

Changes in the carrying amount of impaired purchased loans were as follows:

	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2013
Impaired purchased loans	(In thousands)
Carrying amount at the beginning of the period	$4,936	$14,629
Reductions during the period	(292)	(9,693)
Carrying amount at the end of the period	$4,644	$4,936

[The remainder of this page intentionally left blank]

Changes in the accretable yield for purchased loans were as follows:

	For the Nine Months Ended September 30, 2014	For the Year Ended December 31, 2013
Accretable yield:	(In thousands)
Balance at the beginning of the period	$2,505	$4,948
Reclassification from nonaccretable difference	3,513	12,504
Accretion	(3,287)	(14,947)
Balance at the end of the period	$2,731	$2,505

Accretion	$(3,287)	$(14,947)
Reduction in FDIC indemnification asset	278	11,438
(Increase) in interest income	$(3,009)	$(3,509)

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses For the Three Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,297	$10,664	$442	$409	$2,055	$2,707	$-	$10,824	$32,398
Additions:
Provision	(269)	(640)	-	(17)	802	(184)	-	908	600
Deductions:
Chargeoffs	(905)	-	-	-	(916)	-	-	-	(1,821)
Recoveries	229	15	-	-	297	51	-	-	592
Net loan (losses) recoveries	(676)	15	-	-	(619)	51	-	-	(1,229)
Balance at end of period	4,352	10,039	442	392	2,238	2,574	-	11,732	31,769
Liability for off-balance sheet credit exposure	1,706	24	105	-	451	131	-	276	2,693
Total allowance for credit losses	$6,058	$10,063	$547	$392	$2,689	$2,705	$-	$12,008	$34,462

	Allowance for Credit Losses For the Nine Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,005	$12,070	$602	$405	$3,198	$-	$1,561	$9,852	$31,693
Additions:
Provision	945	(2,224)	(163)	17	942	1,203	-	1,880	2,600
Deductions:
Chargeoffs	(1,114)	-	-	(30)	(3,217)	(260)	-	-	(4,621)
Recoveries	516	193	3	-	1,315	70	-	-	2,097
Net loan recoveries (losses)	(598)	193	3	(30)	(1,902)	(190)	-	-	(2,524)
Indemnification expiration	-	-	-	-	-	1,561	(1,561)	-	-
Balance at end of period	4,352	10,039	442	392	2,238	2,574	-	11,732	31,769
Liability for off-balance sheet credit exposure	1,706	24	105	-	451	131	-	276	2,693
Total allowance for credit losses	$6,058	$10,063	$547	$392	$2,689	$2,705	$-	$12,008	$34,462

	Allowance for Credit Losses For the Three Months Ended September 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,384	$11,275	$478	$532	$2,603	$-	$285	$11,369	$30,926
Additions:
Provision	102	447	53	(104)	1,154	-	1,300	(1,152)	1,800
Deductions:
Chargeoffs	(637)	(117)	-	-	(909)	-	(79)	-	(1,742)
Recoveries	326	30	-	-	516	-	60	-	932
Net loan losses	(311)	(87)	-	-	(393)	-	(19)	-	(810)
Balance at end of period	4,175	11,635	531	428	3,364	-	1,566	10,217	31,916
Liability for off-balance sheet credit exposure	1,613	-	103	-	483	-	-	494	2,693
Total allowance for credit losses	$5,788	$11,635	$634	$428	$3,847	$-	$1,566	$10,711	$34,609

	Allowance for Credit Losses For the Nine Months Ended September 30, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,445	$10,063	$484	$380	$3,194	$-	$1,005	$8,663	$30,234
Additions:
Provision	(667)	2,100	47	157	1,660	116	1,433	1,554	6,400
Deductions:
Chargeoffs	(2,687)	(656)	-	(109)	(3,114)	(116)	(955)	-	(7,637)
Recoveries	1,084	128	-	-	1,624	-	83	-	2,919
Net loan losses	(1,603)	(528)	-	(109)	(1,490)	(116)	(872)	-	(4,718)
Balance at end of period	4,175	11,635	531	428	3,364	-	1,566	10,217	31,916
Liability for off-balance sheet credit exposure	1,613	-	103	-	483	-	-	494	2,693
Total allowance for credit losses	$5,788	$11,635	$634	$428	$3,847	$-	$1,566	$10,711	$34,609

The allowance for credit losses and recorded investment in loans were evaluated for impairment as follows:

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At September 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$892	$-	$-	$892
Collectively evaluated for impairment	6,058	10,063	547	392	2,689	1,813	-	12,008	33,570
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$6,058	$10,063	$547	$392	$2,689	$2,705	$-	$12,008	$34,462
Carrying value of loans:
Individually evaluated for impairment	$2,714	$3,037	$-	$-	$-	$13,118	$-	$-	$18,869
Collectively evaluated for impairment	367,346	570,142	9,824	156,794	379,708	207,764	17,291	-	1,708,869
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,412	232	-	4,644
Total	$370,060	$573,179	$9,824	$156,794	$379,708	$225,294	$17,523	$-	$1,732,382

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$100	$1,243	$-	$-	$-	$-	$153	$-	$1,496
Collectively evaluated for impairment	5,563	10,827	639	405	3,695	-	1,408	10,353	32,890
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$5,663	$12,070	$639	$405	$3,695	$-	$1,561	$10,353	$34,386
Carrying value of loans:
Individually evaluated for impairment	$3,901	$3,357	$-	$-	$-	$3,785	$9,999	$-	$21,042
Collectively evaluated for impairment	334,923	593,296	10,723	176,196	400,888	47,571	238,169	-	1,801,766
Purchased loans with evidence of credit deterioration	-	-	-	-	-	2,434	2,502	-	4,936
Total	$338,824	$596,653	$10,723	$176,196	$400,888	$53,790	$250,670	$-	$1,827,744

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At September 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$363,911	$530,115	$9,824	$154,759	$378,677	$194,451	$15,953	$1,647,690
Substandard	6,136	43,064	-	2,035	680	40,717	2,071	94,703
Doubtful	13	-	-	-	13	337	-	363
Loss	-	-	-	-	338	22	-	360
Credit risk discount	-	-	-	-	-	(10,233)	(501)	(10,734)
Total	$370,060	$573,179	$9,824	$156,794	$379,708	$225,294	$17,523	$1,732,382

 (1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$329,667	$554,991	$10,274	$174,113	$399,377	$41,490	$196,882	$1,706,794
Substandard	8,142	41,662	449	2,083	1,127	14,587	64,624	132,674
Doubtful	1,015	-	-	-	19	958	97	2,089
Loss	-	-	-	-	365	-	-	365
Credit risk discount	-	-	-	-	-	(3,245)	(10,933)	(14,178)
Total	$338,824	$596,653	$10,723	$176,196	$400,888	$53,790	$250,670	$1,827,744

 (1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At September 30, 2014
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$368,428	$723	$414	$-	$495	$370,060
Commercial real estate	563,817	3,679	1,469	-	4,214	573,179
Construction	8,894	-	930	-	-	9,824
Residential real estate	152,538	2,659	1,597	-	-	156,794
Consumer installment and other	375,971	2,936	459	342	-	379,708
Total originated loans	1,469,648	9,997	4,869	342	4,709	1,489,565
Purchased non-covered loans	209,775	891	1,255	76	13,297	225,294
Purchased covered loans	17,224	-	4	-	295	17,523
Total	$1,696,647	$10,888	$6,128	$418	$18,301	$1,732,382

[The remainder of this page intentionally left blank]

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2013
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$336,497	$677	$383	$-	$1,267	$338,824
Commercial real estate	586,619	4,012	2,473	-	3,549	596,653
Construction	10,275	-	-	-	448	10,723
Residential real estate	173,082	2,789	325	-	-	176,196
Consumer installment and other	396,725	3,035	606	410	112	400,888
Total originated loans	1,503,198	10,513	3,787	410	5,376	1,523,284
Purchased non-covered loans	45,755	4,237	180	-	3,618	53,790
Purchased covered loans	236,577	845	940	-	12,308	250,670
Total	$1,785,530	$15,595	$4,907	$410	$21,302	$1,827,744

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Three Months		For the Nine Months
	Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$298	$502	$833	$1,405
Net interest income reversed (recognized) on nonaccrual loans	15	(20)	(55)	(113)
Total reduction of interest income	$313	$482	$778	$1,292

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2014 and December 31, 2013.

The following summarizes impaired loans:

	Impaired Loans At September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$3,389	$3,563	$-
Commercial real estate	13,463	16,044	-
Construction	1,834	1,884	-
Consumer installment and other	1,183	1,332	-

Impaired loans with an allowance recorded:
Commercial	259	259	259
Commercial real estate	6,330	9,796	633

Total:
Commercial	$3,648	$3,822	$259
Commercial real estate	19,793	25,840	633
Construction	1,834	1,884	-
Consumer installment and other	1,183	1,332	-

	Impaired Loans At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$3,931	$4,498	$-
Commercial real estate	11,002	13,253	-
Construction	2,483	2,947	-
Consumer installment and other	2,014	2,133	-

Impaired loans with an allowance recorded:
Commercial	1,000	2,173	100
Commercial real estate	9,773	12,482	1,396

Total:
Commercial	$4,931	$6,671	$100
Commercial real estate	20,775	25,735	1,396
Construction	2,483	2,947	-
Consumer installment and other	2,014	2,133	-

Impaired loans include troubled debt restructured loans. Impaired loans at September 30, 2014, included $5,907 thousand of restructured loans, including $711 thousand that were on nonaccrual status. Impaired loans at December 31, 2013, included $5,453 thousand of restructured loans, including $529 thousand that were on nonaccrual status.

	Impaired Loans
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$3,885	$59	$9,977	$35	$4,388	$186	$11,726	$141
Commercial real estate	20,787	103	27,714	129	19,961	373	27,795	634
Construction	1,934	-	2,660	29	2,076	-	2,389	80
Residential real estate	-	-	207	-	108	-	483	-
Consumer installment and other	1,207	7	1,054	8	1,416	22	1,359	23
Total	$27,813	$169	$41,612	$201	$27,949	$581	$43,752	$878

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At September 30, 2014
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	6	$3,465	$3,109	$259
Commercial real estate	3	2,754	2,787	-
Consumer installment and other	1	18	11	-
Total	10	$6,237	$5,907	$259

	Troubled Debt Restructurings
	At September 30, 2013
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	4	$1,991	$1,689	$-
Commercial real estate	3	6,295	5,849	394
Total	7	$8,286	$7,538	$394

During the three and nine months ended September 30, 2014, the Company modified three loans with a total carrying value of $617 thousand and five loans with a total carrying value of $726 thousand, respectively, that were considered troubled debt restructurings. The concessions granted in the five restructurings completed in the first nine months of 2014 consisted of modification of payment terms to extend the maturity date to allow for deferred principal repayment. During the three and nine months ended September 30, 2014, no troubled debt restructured loans defaulted.

During the three months ended September 30, 2013, no loans were modified that were considered troubled debt restructurings. During the nine months ended September 30, 2013, the Company modified four loans with a total carrying value of $3,019 thousand that were considered troubled debt restructurings. The concessions granted in the four restructurings completed in the first nine months of 2013 consisted of modification of payment terms to lower the interest rate and extend the maturity date to allow for deferred principal repayment. During the three months and nine months ended September 30, 2013, no troubled debt restructurings and one commercial real estate loan with a carrying value of $3,954 thousand defaulted, respectively. A troubled debt restructuring is considered to be in default when payments are 90 days or more past due.

The Company pledges loans to secure borrowings from the Federal Home Loan Bank of San Francisco (FHLB). The carrying value of the FHLB advances was $20,156 thousand and $20,577 thousand at September 30, 2014 and December 31, 2013, respectively. The loans restricted due to collateral requirements approximated $20,374 thousand and $24,242 thousand at September 30, 2014 and December 31, 2013, respectively. The FHLB does not have the right to sell or repledge such loans.

There were no loans held for sale at September 30, 2014 and December 31, 2013.

Note 5: Concentration of Credit Risk

The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments and standby letters of credit related to real estate loans of $65,965 thousand and $62,277 thousand at September 30, 2014 and December 31, 2013, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans.

[The remainder of this page intentionally left blank]

Note 6: Other Assets

Other assets consisted of the following:

	At September 30, 2014	At December 31, 2013
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Federal Home Loan Bank stock (2)	940	4,188
Other investments	286	376
Total cost method equity investments	15,295	18,633
Life insurance cash surrender value	45,583	43,896
Net deferred tax asset	48,873	53,281
Limited partnership investments	16,802	18,198
Interest receivable	17,388	18,925
FDIC indemnification receivable	-	4,032
Prepaid assets	5,123	5,229
Other assets	11,688	14,238
Total other assets	$160,752	$176,432

(1) A bank applying for membership in the Federal Reserve System is required to subscribe to stock in the Federal Reserve Bank of San Francisco (FRB) in a sum equal to six percent of the bank’s paid-up capital stock and surplus. One-half of the amount of the bank's subscription shall be paid to the FRB and the remaining half will be subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.

(2) Borrowings from the FHLB must be supported by capital stock holdings. The minimum activity-based requirement is 4.7% of the outstanding advances. The requirement may be adjusted from time to time by the FHLB within limits established in the FHLB's Capital Plan.

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the nine months ended September 30, 2014 and year ended December 31, 2013. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the nine months ended September 30, 2014 and year ended December 31, 2013, no such adjustments were recorded.

The carrying values of goodwill were:

	At September 30, 2014	At December 31, 2013
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At September 30, 2014		At December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(42,215)	$56,808	$(39,242)
Merchant Draft Processing Intangible	10,300	(9,555)	10,300	(9,309)
Total Identifiable Intangible Assets	$67,108	$(51,770)	$67,108	$(48,551)

As of September 30, 2014, the current year and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
Nine months ended September 30, 2014 (actual)	$2,973	$246	$3,219
Estimate for year ended December 31, 2014	3,946	324	4,270
2015	3,594	262	3,856
2016	3,292	212	3,504
2017	2,913	164	3,077
2018	1,892	29	1,921
2019	538	-	538

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits:

	Deposits
	At September 30, 2014	At December 31, 2013
	(In thousands)
Noninterest-bearing	$1,893,480	$1,740,182
Interest-bearing:
Transaction	775,377	763,088
Savings	1,231,640	1,167,744
Time	421,141	492,767
Total deposits	$4,321,638	$4,163,781

Demand deposit overdrafts of $2,775 thousand and $3,002 thousand were included as loan balances at September 30, 2014 and December 31, 2013, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $219 thousand and $683 thousand in the third quarter and first nine months of 2014, respectively and $257 thousand and $843 thousand in the third quarter and first nine months of 2013, respectively.

Short-term borrowed funds of $76,943 thousand and $62,668 thousand at September 30, 2014 and December 31, 2013, respectively, represent securities sold under agreements to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. Securities sold under repurchase agreements are held in the custody of independent securities brokers. The carrying amount of the securities approximates $164,062 thousand and $113,902 thousand at September 30, 2014 and December 31, 2013, respectively. The short-term borrowed funds mature on an overnight basis.

Federal Home Loan Bank (“FHLB”) advances with a carrying value of $20,156 thousand at September 30, 2014 and $20,577 thousand at December 31, 2013 are secured by residential real estate loans and securities. The amount of such loans and securities approximates $28,686 thousand at September 30, 2014 and $32,953 thousand at December 31, 2013. The FHLB advances are due in full at par value upon their maturity dates: $20,000 thousand mature in January 2015. The FHLB advances may be paid off prior to such maturity dates subject to prepayment fees.

The term repurchase agreement matured and was repaid in full in August 2014. At December 31, 2013, the carrying value of the term repurchase agreement was $10,000 thousand, representing securities sold under an agreement to repurchase the securities. The Company accounted for the transfer of the securities as a secured borrowing rather than a sale due to its obligation to repurchase the securities. At December 31, 2013, the carrying amount of the related securities was approximately $11,278 thousand, which were held in the custody of independent securities brokers.

The Company has a $35,000 thousand unsecured line of credit which had no outstanding balance at September 30, 2014 and December 31, 2013. The line of credit has a variable interest rate, which was 2.0% per annum at September 30, 2014, with interest payable monthly on outstanding advances. Advances may be made up to the unused credit limit through March 18, 2015.

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

The Company relies on independent vendor pricing services to measure fair value for investment securities available for sale and investment securities held to maturity. The Company employs three pricing services. To validate the pricing of these vendors, the Company routinely randomly samples securities and compares vendors’ pricing for each of the sampled securities for consistency; significant pricing differences, if any, are evaluated using all available independent quotes with the lowest quote generally used as the fair value estimate. In addition, the Company conducts “other than temporary impairment (OTTI)” analysis on a quarterly basis; securities selected for OTTI analysis include all securities at a market price below 95 percent of par value and with a market to book ratio below 95:100. As with any valuation technique used to estimate fair value, changes in underlying assumptions used could significantly affect the results of current and future values. Accordingly, these fair value estimates may not be realized in an actual sale of the securities.

When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new assumptions used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the nine months ended September 30, 2014 and year ended December 31, 2013, there were no transfers in or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	At September 30, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,509	$3,509	$-	$-
Securities of U.S. Government sponsored entities	441,536	441,536	-	-
Residential mortgage-backed securities	28,353	-	28,353	-
Commercial mortgage-backed securities	3,021	-	3,021	-
Obligations of states and political subdivisions	186,620	-	186,620	-
Residential collateralized mortgage obligations	229,285	-	229,285	-
Asset-backed securities	8,639	-	8,639	-
FHLMC and FNMA stock	14,602	14,602	-	-
Corporate securities	473,138	-	473,138	-
Other securities	2,659	795	1,864	-
Total securities available for sale	$1,391,362	$460,442	$930,920	$-

	At December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,506	$3,506	$-	$-
Securities of U.S. Government sponsored entities	130,492	130,492	-	-
Residential mortgage-backed securities	34,176	-	34,176	-
Commercial mortgage-backed securities	3,425	-	3,425	-
Obligations of states and political subdivisions	191,386	-	191,386	-
Residential collateralized mortgage obligations	252,896	-	252,896	-
Asset-backed securities	14,555	-	14,555	-
FHLMC and FNMA stock	13,372	13,372	-	-
Corporate securities	432,431	-	432,431	-
Other securities	3,142	1,300	1,842	-
Total securities available for sale	$1,079,381	$148,670	$930,711	$-

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at September 30, 2014 and December 31, 2013, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At September 30, 2014				For the Nine Months Ended September 30, 2014
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$7,273	$-	$7,273	$-	$(43)
Impaired loans	7,475	-	6,700	775	(260)
Total assets measured at fair value on a nonrecurring basis	$14,748	$-	$13,973	$775	$(303)

	At December 31, 2013				For the Year Ended December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$13,320	$-	$13,320	$-	$(814)
Impaired loans	9,672	-	7,967	1,705	(233)
Total assets measured at fair value on a nonrecurring basis	$22,992	$-	$21,287	$1,705	$(1,047)

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

Loans  Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $31,769 thousand at September 30, 2014 and $31,693 thousand at December 31, 2013 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $501 thousand and $10,233 thousand, respectively at September 30, 2014 and purchased covered and purchased non-covered loans of $10,933 thousand and $3,245 thousand, respectively at December 31, 2013 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At September 30, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$524,338	$524,338	$524,338	$-	$-
Investment securities held to maturity	1,035,041	1,041,385	1,164	1,040,221	-
Loans	1,700,613	1,701,539	-	-	1,701,539

Financial Liabilities:
Deposits	$4,321,638	$4,319,692	$-	$3,900,497	$419,195
Short-term borrowed funds	76,943	76,943	-	76,943	-
Federal Home Loan Bank advances	20,156	20,161	20,161	-	-

	At December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$472,028	$472,028	$472,028	$-	$-
Investment securities held to maturity	1,132,299	1,112,676	1,597	1,111,079	-
Loans	1,796,051	1,800,625	-	-	1,800,625
Other assets - FDIC indemnification receivable	4,032	4,032	-	-	4,032

Financial Liabilities:
Deposits	$4,163,781	$4,162,935	$-	$3,671,014	$491,921
Short-term borrowed funds	62,668	62,668	-	62,668	-
Federal Home Loan Bank advances	20,577	20,558	20,558	-	-
Term repurchase agreement	10,000	10,054	-	10,054	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $314,937 thousand and $320,934 thousand at September 30, 2014 and December 31, 2013, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $28,652 thousand and $31,777 thousand at September 30, 2014 and December 31, 2013, respectively. The Company also had commitments for commercial and similar letters of credit of $40 thousand at September 30, 2014 and $344 thousand at December 31, 2013.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount is reasonably estimable.

[The remainder of this page intentionally left blank]

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

	For the Three Months		For the Nine Months
	Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income (numerator)	$15,154	$16,738	$45,618	$51,121
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	25,973	26,670	26,192	26,900
Basic earnings per common share	$0.58	$0.63	$1.74	$1.90
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	25,973	26,670	26,192	26,900
Add common stock equivalents for options	43	35	70	19
Weighted average number of common shares outstanding - diluted (denominator)	26,016	26,705	26,262	26,919
Diluted earnings per common share	$0.58	$0.63	$1.74	$1.90

For the three and nine months ended September 30, 2014, options to purchase 1,322 thousand and 1,060 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

For the three and nine months ended September 30, 2013, options to purchase 1,356 thousand and 1,979 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months		For the Nine Months
	Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)1	$37,905	$41,224	$115,351	$127,687
Provision for Loan Losses	600	1,800	2,600	6,400
Noninterest Income	13,054	14,419	39,242	42,981
Noninterest Expense	26,616	27,758	80,446	84,627
Income Before Income Taxes (FTE)1	23,743	26,085	71,547	79,641
Income Tax Provision (FTE)1	8,589	9,347	25,929	28,520
Net Income	$15,154	$16,738	$45,618	$51,121

Average Common Shares Outstanding	25,973	26,670	26,192	26,900
Diluted Average Common Shares Outstanding	26,016	26,705	26,262	26,919
Common Shares Outstanding at Period End	25,906	26,578

Per Common Share:
Basic Earnings	$0.58	$0.63	$1.74	$1.90
Diluted Earnings	0.58	0.63	1.74	1.90
Book Value	$20.59	$20.39

Financial Ratios:
Return on Assets	1.21%	1.37%	1.24%	1.41%
Return on Common Equity	11.55%	12.42%	11.59%	12.70%
Net Interest Margin (FTE)1	3.66%	4.01%	3.75%	4.13%
Net Loan Losses to Average Loans	0.28%	0.17%	0.19%	0.32%
Efficiency Ratio2	52.2%	49.9%	52.0%	49.6%

Average Balances:
Assets	$4,971,808	$4,830,475	$4,923,705	$4,859,473
Earning Assets	4,125,835	4,093,727	4,111,364	4,125,407
Loans	1,760,115	1,902,389	1,794,513	1,990,937
Deposits	4,303,389	4,130,881	4,250,969	4,153,956
Shareholders' Equity	520,702	534,634	526,337	538,319

Period End Balances:
Assets	$4,993,725	$4,806,487
Earning Assets	4,158,785	4,078,819
Loans	1,732,382	1,877,308
Deposits	4,321,638	4,108,307
Shareholders' Equity	533,395	541,840

Capital Ratios at Period End:
Total Risk Based Capital	15.03%	15.99%
Tangible Equity to Tangible Assets	8.16%	8.58%

Dividends Paid Per Common Share	$0.38	$0.37	$1.14	$1.11
Common Dividend Payout Ratio	66%	59%	66%	58%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Federal Reserve’s Federal Open Market Committee has maintained highly accommodative monetary policies to influence interest rates to low levels in order to provide stimulus to the economy following the “financial crisis” recession. Westamerica Bancorporation and subsidiaries’ (the “Company”) principal source of revenue is net interest and fee income, which represents interest earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). The relatively low level of market interest rates has reduced the spread between interest rates on earning assets and interest bearing liabilities. The Company’s net interest margin and net interest income declined as market interest rates on newly originated loans remain below the yields earned on older-dated loans and on the overall loan portfolio. The Company is reducing its exposure to rising interest rates by purchasing shorter-duration investment securities with lower yields than longer-duration securities. The Company’s credit quality continued to improve, as nonperforming assets declined fifty percent in the twelve months ended September 30, 2014 and net loan losses declined in the nine months ended September 30, 2014 compared to the comparable period of 2013. The improvement in credit quality has resulted in Management reducing the provision for loan losses by fifty-nine percent in the nine months ended September 30, 2014 compared to the comparable period of 2013. The credit quality improvement also contributed to reducing noninterest expenses related to nonperforming assets. Management is focused on controlling all noninterest expense levels, particularly due to market interest rate pressure on net interest income.

The Company reported net income of $15.2 million or $0.58 diluted earnings per common share for the third quarter 2014 and net income of $45.6 million or $1.74 diluted earnings per common share for the nine months ended September 30, 2014. These results compare to net income of $16.7 million or $0.63 diluted earnings per common share for the third quarter 2013 and net income of $51.1 million or $1.90 diluted earnings per common share for the nine months ended September 30, 2013.

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net interest income (FTE)	$37,905	$41,224	$115,351	$127,687
Provision for loan losses	(600)	(1,800)	(2,600)	(6,400)
Noninterest income	13,054	14,419	39,242	42,981
Noninterest expense	(26,616)	(27,758)	(80,446)	(84,627)
Income before taxes (FTE)	23,743	26,085	71,547	79,641
Income tax provision (FTE)	(8,589)	(9,347)	(25,929)	(28,520)
Net income	$15,154	$16,738	$45,618	$51,121

Average diluted common shares	26,016	26,705	26,262	26,919
Diluted earnings per common share	$0.58	$0.63	$1.74	$1.90

Average total assets	$4,971,808	$4,830,475	$4,923,705	$4,859,473
Net income to average total assets (annualized)	1.21%	1.37%	1.24%	1.41%
Net income to average common stockholders' equity (annualized)	11.55%	12.42%	11.59%	12.70%

Net income for the third quarter of 2014 was $1.6 million less than the same quarter of 2013, the net result of declines in net interest and fee income (fully taxable equivalent or “FTE”) and noninterest income, partially offset by decreases in the provision for loan losses, noninterest expense and income tax provision (FTE). A decrease in net interest and fee income (FTE) was mostly attributed to lower average balances of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments and lower average balances of higher-costing interest-bearing liabilities. The provision for loan losses was reduced, reflecting Management's evaluation of losses inherent in the loan portfolio; net losses and nonperforming loan volumes have declined relative to earlier periods. Lower noninterest income was mostly attributable to lower merchant processing service fees, lower service charges on deposit accounts and the recognition in 2013 of a loan principal recovery exceeding the purchase date fair value (included in “other noninterest income”). Noninterest expense decreased primarily due to reduced other real estate owned (“OREO”) expense net of disposition gains and lower personnel costs.

Comparing the first nine months of 2014 with the first nine months of 2013, net income decreased $5.5 million primarily due to lower net interest and fee income (FTE) and lower noninterest income, partially offset by decreases in the provision for loan losses, noninterest expense and income tax provision (FTE). The lower net interest and fee income (FTE) was primarily caused by a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments and lower average balances of higher-costing interest-bearing liabilities. The provision for loan losses was reduced, reflecting Management's evaluation of losses inherent in the loan portfolio. Lower noninterest income was mostly attributable to lower merchant processing service fees, lower service charges on deposit accounts and the recognition in 2013 of a loan principal recovery exceeding the purchase date fair value (included in “other noninterest income”). Noninterest expense decreased mostly due to reduced OREO expense net of disposition gains, personnel costs, loan administration expenses, limited partnership operating losses (included in other noninterest expense) and professional fees.

Net Interest and Fee Income (FTE)

Following is a summary of the components of net interest and fee income (FTE) for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Interest and fee income	$34,900	$37,956	$105,867	$117,690
Interest expense	(846)	(1,176)	(2,644)	(3,647)
FTE adjustment	3,851	4,444	12,128	13,644
Net interest income (FTE)	$37,905	$41,224	$115,351	$127,687

Average earning assets	$4,125,835	$4,093,727	$4,111,364	$4,125,407
Net interest margin (FTE) (annualized)	3.66%	4.01%	3.75%	4.13%

Net interest and fee income (FTE) decreased during the third quarter 2014 by $3.3 million from the same period in 2013 to $37.9 million, mainly due to lower average balances of loans (down $142 million) and lower yields on interest-earning assets (down 38 basis points “bp”), partially offset by higher average balances of investments (up $174 million) and lower average balances of higher-costing interest-bearing liabilities.

Comparing the first nine months of 2014 with the first nine months of 2013, net interest and fee income (FTE) decreased $12.3 million primarily due to a lower average volume of loans (down $196 million) and lower yields on interest-earning assets (down 41 bp), partially offset by higher average balances of investments (up $182 million) and lower average balances of higher-costing interest-bearing liabilities.

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

Yields on interest-earning assets have declined due to relatively low interest rates prevailing in the market. In the first nine months of 2014, the Company purchased shorter-duration investment securities with lower yields than longer-duration securities in order to reduce its exposure to anticipated rising interest rates. The Company’s high levels of liquidity will provide an opportunity to obtain higher yielding assets once market interest rates start rising. The Company has been replacing higher-cost funding sources with low-cost deposits and interest expense has declined to offset some of the decline in interest income.

Interest and Fee Income (FTE)

Interest and fee income (FTE) for the third quarter of 2014 decreased $3.6 million or 8.6% from the same period in 2013. The decrease was caused by lower average balances of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments.

The total average balances of loans declined due to decreases in the average balances of commercial real estate loans (down $105 million), consumer loans (down $42 million), residential real estate loans (down $35 million) and tax-exempt commercial loans (down $19 million), partially offset by a $61 million increase in the average balance of taxable commercial loans. The average investment portfolio increased largely due to higher average balances of securities of U.S. Government sponsored entities (up $304 million), partially offset by a $107 million decrease in average balances of collateralized mortgage obligations and mortgage-backed securities.

The average yield on the Company's earning assets decreased from 4.12% in the third quarter 2013 to 3.74% in the corresponding period of 2014. The composite yield on loans declined 27 bp to 5.08% mostly due to lower yields on taxable commercial loans (down 97 bp), consumer loans (down 25 bp), commercial real estate loans (down 9 bp) and construction loans (down 459 bp). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. Construction yields were higher in the third quarter 2013 due to higher interest received on nonaccrual loans and discount accretion on purchased loans. The investment yields in general declined due to market rates. The investment portfolio yield decreased 32 bp to 2.74% primarily due to lower yields on municipal securities (down 40 bp) and corporate securities (down 10 bp), partially offset by a 54 bp increase in yields on securities of U.S. Government sponsored entities. The yield on securities of U.S. government sponsored entities rose as securities added to the portfolio in 2014 were higher yielding than securities held in the prior period.

Comparing the first nine months of 2014 with the first nine months of 2013, interest and fee income (FTE) was down $12.3 million or 10.2%. The decrease resulted from a lower average volume of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments. Average balances of loans decreased $196 million primarily attributable to decreases in average balances of commercial real estate loans (down $109 million), consumer loans (down $58 million), residential real estate loans (down $42 million) and tax-exempt commercial loans (down $19 million), partially offset by a $35 million increase in the average balance of taxable commercial loans. The average investment portfolio increased $182 million mostly due to higher average balances of U.S. government sponsored entities (up $247 million), partially offset by a $106 million decrease in average balances of collateralized mortgage obligations and mortgage-backed securities.

The average yield on earning assets for the first nine months of 2014 was 3.84% compared with 4.25% in the first nine months of 2013. The loan portfolio yield for the first nine months of 2014 was 5.15% compared with 5.40% for the first nine months of 2013 due to lower yields on taxable commercial loans (down 64 bp), consumer loans (down 34 bp), commercial real estate loans (down 13 bp), construction loans (down 295 bp), residential real estate loans (down 10 bp) and tax-exempt commercial loans (down 18 bp). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The yield on construction loans in the first nine months of 2013 was elevated due to higher interest received on nonaccrual loans and discount accretion on purchased loans. The investment portfolio yield decreased 37 bp to 2.81% primarily due to lower yields on municipal securities (down 50 bp) and corporate securities (down 24 bp), partially offset by higher yields on securities of U.S. government sponsored entities (up 42 bp). The yield on securities of U.S. government sponsored entities rose as securities added to the portfolio in 2014 were higher yielding than securities held in the prior period.

Interest Expense

Interest expense has been reduced by lowering rates paid on interest-bearing deposits and borrowings and by reducing the volume of higher-cost funding sources. A $15 million long-term note was repaid in October 2013 and average balances of time deposits declined $114 million in the third quarter 2014 compared with third quarter 2013 and $142 million in the first nine months of 2014 compared with the first nine months of 2013. Lower-cost checking and savings deposits accounted for 90.1% of total average deposits in the third quarter 2014 compared with 86.9% in the third quarter 2013 and 89.4% in the first nine months of 2014 compared with 85.8% in the first nine months of 2013.

Interest expense in the third quarter of 2014 decreased $330 thousand or 28.1% compared with the same period in 2013 due to lower average balances of higher-costing interest-bearing liabilities. Interest-bearing liabilities declined due to lower average balances of time deposits $100 thousand or more (down $84 million), time deposits less than $100 thousand (down $30 million), debt financing (down $15 million), Federal Home Loan Bank advances (down $5 million) and term repurchase agreement (down $6 million), partially offset by higher average balances of money market savings (up $58 million), money market checking accounts (up $39 million) and regular savings (up $22 million). The average rate paid on interest-bearing liabilities decreased from 0.18% in the third quarter of 2013 to 0.13% in the third quarter of 2014. Rates on interest-bearing deposits were 0.12% for the third quarter 2014 compared with 0.13% for the third quarter 2013.

Comparing the first nine months of 2014 with the first nine months of 2013, interest expense declined $1.0 million or 27.5% due to lower average balances of higher-costing interest-bearing liabilities. Average balances of debt financing and Federal Home Loan Bank advances declined $15 million and $5 million, respectively. Average balances of interest-bearing deposits decreased primarily due to lower average balances of time deposits $100 thousand or more (down $111 million), time deposits less than $100 thousand (down $30 million) and preferred money market savings (down $13 million), partially offset by higher average balances of money market savings (up $52 million), money market checking accounts (up $28 million), and regular savings (up $17 million). Rates paid on interest-bearing liabilities averaged 0.14% during the first nine months of 2014 compared with 0.19% for the first nine months of 2013. Rates paid on interest-bearing deposits were 0.12% in the first nine months of 2014 compared with 0.14% in the first nine months of 2013.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2014	2013	2014	2013

Yield on earning assets (FTE)	3.74%	4.12%	3.84%	4.25%
Rate paid on interest-bearing liabilities	0.13%	0.18%	0.14%	0.19%
Net interest spread (FTE)	3.61%	3.94%	3.70%	4.06%
Impact of noninterest-bearing demand deposits	0.05%	0.07%	0.05%	0.07%
Net interest margin (FTE)	3.66%	4.01%	3.75%	4.13%

During the first nine months of 2014, the net interest margin (FTE) was affected by low market interest rates. The volume of older-dated higher-yielding loans declined due to principal maturities and paydowns. Newly originated loans have lower yields. The Company, in anticipation of rising interest rates, has been purchasing floating rate and shorter-duration investment securities to increase liquidity. The liquidity from the shorter-duration securities can be invested at higher interest rates during a period of rising interest rates. The Company has been purchasing securities of U. S. government sponsored entities which have call options; the issuing entities have been exercising the call options, and the Company has re-invested the proceeds at higher rates; interest rates in the two to five-year time horizon have increased throughout 2014. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost funding sources. During the third quarter 2014 the net interest margin (FTE) decreased 35 bp compared with the same period in 2013. Lower yields on earning assets were partially offset by lower rates paid on interest-bearing liabilities and resulted in a 33 bp decrease in net interest spread (FTE). The funding value of noninterest-bearing demand deposits declines as earning asset yields decline. During the first nine months of 2014, the net interest margin (FTE) decreased 38 bp compared with the first nine months of 2013. The net interest spread (FTE) in the first nine months of 2014 was 3.70% compared with 4.06% in the first nine months of 2013, the net result of a 41 bp decrease in earning asset yields, partially offset by lower cost of interest-bearing liabilities (down 5 bp).

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
	September 30, 2014
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$1,148,461	$4,687	1.63%
Tax-exempt (1)	168,734	2,556	6.06%
Held to maturity
Taxable	349,587	1,661	1.90%
Tax-exempt (1)	698,938	7,309	4.18%
Loans:
Commercial:
Taxable	306,245	4,137	5.36%
Tax-exempt (1)	85,598	1,173	5.44%
Commercial real estate	741,962	11,465	6.13%
Real estate construction	13,223	168	5.04%
Real estate residential	167,265	1,435	3.43%
Consumer installment and other	445,822	4,160	3.70%
Total loans (1)	1,760,115	22,538	5.08%
Total Interest-earning assets (1)	4,125,835	$38,751	3.74%
Other assets	845,973
Total assets	$4,971,808

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,869,853	$-	-%
Savings and interest-bearing transaction	2,005,687	290	0.06%
Time less than $100,000	194,338	200	0.41%
Time $100,000 or more	233,511	219	0.37%
Total interest-bearing deposits	2,433,536	709	0.12%
Short-term borrowed funds	71,067	23	0.13%
Term repurchase agreement	4,457	11	1.00%
Federal Home Loan Bank advances	20,240	103	2.02%
Total interest-bearing liabilities	2,529,300	$846	0.13%
Other liabilities	51,953
Shareholders' equity	520,702
Total liabilities and shareholders' equity	$4,971,808
Net interest spread (1) (2)			3.61%
Net interest and fee income and interest margin (1) (3)		$37,905	3.66%

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
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$868,008	$3,722	1.72%
Tax-exempt (1)	181,954	2,674	5.88%
Held to maturity
Taxable	415,241	1,780	1.71%
Tax-exempt (1)	726,135	8,591	4.73%
Loans:
Commercial:
Taxable	245,292	3,915	6.33%
Tax-exempt (1)	104,344	1,482	5.63%
Commercial real estate	847,154	13,276	6.22%
Real estate construction	15,002	364	9.63%
Real estate residential	202,540	1,736	3.43%
Consumer installment and other	488,057	4,860	3.95%
Total loans (1)	1,902,389	25,633	5.35%
Total interest-earning assets (1)	4,093,727	$42,400	4.12%
Other assets	736,748
Total assets	$4,830,475

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,699,169	$-	-%
Savings and interest-bearing transaction	1,889,808	294	0.06%
Time less than $100,000	224,274	258	0.46%
Time $100,000 or more	317,630	257	0.32%
Total interest-bearing deposits	2,431,712	809	0.13%
Short-term borrowed funds	56,844	20	0.14%
Term repurchase agreement	10,000	25	0.98%
Federal Home Loan Bank advances	25,663	122	1.89%
Debt financing	15,000	200	5.35%
Total interest-bearing liabilities	2,539,219	$1,176	0.18%
Other liabilities	57,453
Shareholders' equity	534,634
Total liabilities and shareholders' equity	$4,830,475
Net interest spread (1) (2)			3.94%
Net interest and fee income and interest margin (1) (3)		$41,224	4.01%

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
	September 30, 2014
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$1,057,066	$12,787	1.61%
Tax-exempt (1)	172,936	7,393	5.70%
Held to maturity
Taxable	364,535	5,120	1.87%
Tax-exempt (1)	722,314	23,542	4.35%
Loans:
Commercial:
Taxable	294,138	12,261	5.57%
Tax-exempt (1)	89,967	3,828	5.69%
Commercial real estate	768,470	35,277	6.14%
Real estate construction	13,158	540	5.49%
Real estate residential	175,431	4,474	3.40%
Consumer installment and other	453,349	12,773	3.77%
Total loans (1)	1,794,513	69,153	5.15%
Total Interest-earning assets (1)	4,111,364	$117,995	3.84%
Other assets	812,341
Total assets	$4,923,705

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,813,141	$-	-%
Savings and interest-bearing transaction	1,988,905	896	0.06%
Time less than $100,000	201,438	637	0.42%
Time $100,000 or more	247,485	683	0.37%
Total interest-bearing deposits	2,437,828	2,216	0.12%
Short-term borrowed funds	64,836	64	0.13%
Term repurchase agreement	8,132	60	0.99%
Federal Home Loan Bank advances	20,379	304	1.99%
Total interest-bearing liabilities	2,531,175	$2,644	0.14%
Other liabilities	53,052
Shareholders' equity	526,337
Total liabilities and shareholders' equity	$4,923,705
Net interest spread (1) (2)			3.70%
Net interest and fee income and interest margin (1) (3)		$115,351	3.75%

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
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$797,721	$10,879	1.82%
Tax-exempt (1)	187,400	7,943	5.65%
Held to maturity
Taxable	442,962	5,747	1.73%
Tax-exempt (1)	706,387	26,397	4.98%
Loans:
Commercial:
Taxable	258,995	12,024	6.21%
Tax-exempt (1)	109,255	4,795	5.87%
Commercial real estate	877,490	41,130	6.27%
Real estate construction	15,657	988	8.44%
Real estate residential	217,704	5,711	3.50%
Consumer installment and other	511,836	15,720	4.11%
Total loans (1)	1,990,937	80,368	5.40%
Total Interest-earning assets (1)	4,125,407	$131,334	4.25%
Other assets	734,066
Total assets	$4,859,473

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,657,819	$-	-%
Savings and interest-bearing transaction	1,905,341	882	0.06%
Time less than $100,000	231,922	830	0.48%
Time $100,000 or more	358,874	843	0.31%
Total interest-bearing deposits	2,496,137	2,555	0.14%
Short-term borrowed funds	58,548	58	0.13%
Term repurchase agreement	10,000	73	0.98%
Federal Home Loan Bank advances	25,719	360	1.87%
Debt financing	15,000	601	5.35%
Total interest-bearing liabilities	2,605,404	$3,647	0.19%
Other liabilities	57,931
Shareholders' equity	538,319
Total liabilities and shareholders' equity	$4,859,473
Net interest spread (1) (2)			4.06%
Net interest and fee income and interest margin (1) (3)		$127,687	4.13%

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

	Three Months Ended September 30, 2014
	Compared with
	Three Months Ended September 30, 2013
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Available for sale
Taxable	$1,203	$(238)	$965
Tax-exempt (1)	(194)	76	(118)
Held to maturity
Taxable	(281)	162	(119)
Tax-exempt (1)	(322)	(960)	(1,282)
Loans:
Commercial:
Taxable	973	(751)	222
Tax-exempt (1)	(266)	(43)	(309)
Commercial real estate	(1,648)	(163)	(1,811)
Real estate construction	(43)	(153)	(196)
Real estate residential	(301)	-	(301)
Consumer installment and other	(417)	(283)	(700)
Total loans (1)	(1,702)	(1,393)	(3,095)
Total decrease in interest and fee income (1)	(1,296)	(2,353)	(3,649)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	18	(22)	(4)
Time less than $100,000	(34)	(24)	(58)
Time $100,000 or more	(68)	30	(38)
Total interest-bearing deposits	(84)	(16)	(100)
Short-term borrowed funds	5	(2)	3
Term repurchase agreement	(14)	-	(14)
Federal Home Loan Bank advances	(26)	7	(19)
Debt financing	(200)	-	(200)
Total decrease in interest expense	(319)	(11)	(330)
Decrease in net interest and fee income (1)	$(977)	$(2,342)	$(3,319)

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

	Nine Months Ended September 30, 2014
	Compared with
	Nine Months Ended September 30, 2013
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Available for sale
Taxable	$3,537	$(1,629)	$1,908
Tax-exempt (1)	(613)	63	(550)
Held to maturity
Taxable	(1,018)	391	(627)
Tax-exempt (1)	595	(3,450)	(2,855)
Loans:
Commercial:
Taxable	1,632	(1,395)	237
Tax-exempt (1)	(847)	(120)	(967)
Commercial real estate	(5,110)	(743)	(5,853)
Real estate construction	(158)	(290)	(448)
Real estate residential	(1,109)	(128)	(1,237)
Consumer installment and other	(1,801)	(1,146)	(2,947)
Total loans (1)	(7,393)	(3,822)	(11,215)
Total decrease in interest and fee income (1)	(4,892)	(8,447)	(13,339)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	39	(25)	14
Time less than $100,000	(109)	(84)	(193)
Time $100,000 or more	(262)	102	(160)
Total interest-bearing deposits	(332)	(7)	(339)
Short-term borrowed funds	6	-	6
Term repurchase agreement	(14)	1	(13)
Federal Home Loan Bank advances	(75)	19	(56)
Debt financing	(601)	-	(601)
Total (decrease) increase in interest expense	(1,016)	13	(1,003)
Decrease in net interest and fee income (1)	$(3,876)	$(8,460)	$(12,336)

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

The Company provided $600 thousand for loan losses in the third quarter of 2014, $1.8 million in the third quarter of 2013, $2.6 million in the first nine months of 2014 and $6.4 million in the first nine months of 2013. The reduced provision for loan losses for the third quarter and the first nine months of 2014 reflects Management’s current evaluation of credit quality for the loan portfolio. The Company recorded purchased County Bank and Sonoma Valley Bank loans at estimated fair value upon the acquisition dates, February 6, 2009 and August 20, 2010, respectively. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans secured by single-family residential real estate are “covered” through February 6, 2019 by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. The FDIC indemnification of purchased County Bank non-single-family residential real estate secured loans expired February 6, 2014. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given that future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Service charges on deposit accounts	$6,207	$6,433	$18,322	$19,427
Merchant processing services	1,742	2,151	5,485	6,973
Debit card fees	1,543	1,467	4,482	4,302
ATM processing fees	637	701	1,891	2,128
Other service fees	695	716	2,044	2,174
Trust fees	629	567	1,899	1,720
Financial services commissions	194	150	585	614
Other noninterest income	1,407	2,234	4,534	5,643
Total	$13,054	$14,419	$39,242	$42,981

Noninterest income for the third quarter 2014 declined by $1.4 million or 9.5% from the same period in 2013. Service charges on deposits decreased $226 thousand primarily due to declines in fees charged on overdrawn and insufficient funds accounts (down $173 thousand) and lower activity on checking accounts (down $105 thousand). Merchant processing services fees decreased $409 thousand primarily due to customer attrition and lower transaction volumes. Other noninterest income decreased $827 thousand primarily due to the recognition in 2013 of a loan principal recovery exceeding the purchase date fair value.

In the first nine months of 2014, noninterest income decreased $3.7 million or 8.7% compared with the first nine months of 2013. Service charges on deposits decreased $1.1 million compared with the first nine months of 2013 primarily due to declines in fees charged on overdrawn and insufficient funds accounts (down $764 thousand) and lower activity on checking accounts (down $311 thousand). Merchant processing services fees decreased $1.5 million primarily due to customer attrition and lower transaction volumes. ATM processing fees decreased $237 thousand mainly because the Bank customers had fewer transactions at non-Westamerica ATMs and other cash dispensing terminals. Debit card fees increased $180 thousand primarily due to higher transaction volumes. Trust fees increased $179 thousand mostly due to marketing efforts to increase customer accounts and higher court-approved fees. Other noninterest income decreased $1.1 million primarily due to the recognition in 2013 of a loan principal recovery exceeding the purchase date fair value.

[The remainder of this page intentionally left blank]

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2014	2013	2014	2013
	(In thousands)

Salaries and related benefits	$13,639	$13,826	$41,691	$42,293
Occupancy	3,811	3,829	11,284	11,353
Outsourced data processing services	2,093	2,139	6,314	6,436
Amortization of identifiable intangibles	1,056	1,163	3,219	3,547
Furniture and equipment	1,059	974	3,070	2,875
Professional fees	700	730	1,707	2,109
Courier service	663	725	1,938	2,204
Other real estate owned	(287)	179	(908)	791
Other noninterest expense	3,882	4,193	12,131	13,019
Total	$26,616	$27,758	$80,446	$84,627

Noninterest expense decreased $1.1 million or 4.1% in the third quarter 2014 compared with the same period in 2013. Salaries and related benefits declined $187 thousand primarily due to employee attrition. Amortization of identifiable intangibles decreased $107 thousand as assets are amortized on a declining balance method. Expenses for other real estate owned, net of disposition gains, decreased $466 thousand due to higher net gains on sale of repossessed loan collateral. Other noninterest expense decreased $311 thousand mostly due to decreases in limited partnership operating losses, business insurance costs and correspondent bank charges.

In the first nine months of 2014, noninterest expense decreased $4.2 million or 4.9% compared with the first nine months of 2013. Salaries and related benefits decreased $602 thousand primarily due to employee attrition. Amortization of identifiable intangibles decreased $328 thousand as assets are amortized on a declining balance method. Professional fees declined $402 thousand due to lower legal fees associated with nonperforming assets. Expenses for other real estate owned, net of disposition gains, declined $1.7 million due to higher net gains on sale of repossessed loan collateral. Other noninterest expense decreased $888 thousand primarily due to lower loan administration costs and lower limited partnership operating losses.

Provision for Income Tax

During the third quarter 2014, the Company recorded income tax provision (FTE) of $8.6 million, compared with $9.3 million for the third quarter 2013. The third quarter 2014 provision represents an effective tax rate (FTE) of 36.2%, compared with 35.8% for the third quarter 2013. The income tax provision (FTE) was $25.9 million for the first nine months of 2014 compared with $28.5 million for the corresponding period of 2013. The first nine months of 2014 effective tax rate (FTE) was 36.2% compared to 35.8% for the same period of 2013.

Investment Portfolio

The Company maintains a securities portfolio consisting of securities issued by U.S. Treasury, U.S. Government sponsored entities, state and political subdivisions and corporations, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

Management has maintained relatively stable interest-earning asset volumes by increasing investment securities as loan volumes have declined. The carrying value of the Company’s investment securities portfolio was $2.4 billion as of September 30, 2014, an increase of $214.7 million or 9.7% compared to December 31, 2013.

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

The Company has been reducing its positions in mortgage-related securities since the second quarter 2013 in an effort to manage extension risk. Extension risk represents the risk mortgages underlying the securities experience slower principal reductions as rising market interest rates cause a disincentive for borrowers to reduce principal balances; under such circumstances the Company will hold these securities for a longer period than anticipated at current yield levels rather than having the opportunity to reinvest cash flows at higher yields. The Company’s positioning of the balance sheet for rising interest rates has resulted in the purchase of floating rate corporate bonds, federal agency bonds, and short-term state and municipal bonds. As of September 30, 2014, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities.

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

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At September 30, 2014, the Company’s investment securities portfolios included securities issued by 755 state and local government municipalities and agencies located within 44 states with a fair value of $898.7 million.  The largest exposure to any one municipality or agency was $7.5 million (fair value) represented by three revenue bonds.

	At September 30, 2014
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$107,912	$110,696
Texas	56,651	57,715
Pennsylvania	48,687	49,522
Minnesota	27,968	28,357
Arizona	27,458	28,324
Other (34 states)	285,656	290,533
Total general obligation bonds	$554,332	$565,147

Revenue bonds:
California	$60,290	$62,510
Pennsylvania	28,843	29,441
Iowa	18,243	18,925
Colorado	18,123	18,361
Indiana	17,270	17,130
Kentucky	16,818	17,127
Other (31 states)	166,249	170,107
Total revenue bonds	$325,836	$333,601
Total obligations of states and political subdivisions	$880,168	$898,748

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

At September 30, 2014, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 24 revenue sources. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following table.

	At September 30, 2014
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source
Water	$67,684	$70,093
Sewer	47,857	49,061
Sales tax	35,594	36,747
Lease (abatement)	19,126	19,809
Lease (renewal)	18,838	19,078
College & University	16,553	16,813
Other	120,184	122,000
Total revenue bonds by revenue source	$325,836	$333,601

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

Loan Portfolio Credit Risk

The Company originates loans with the intent to hold such assets until principal is repaid. Management follows written loan underwriting policies and procedures which are approved by the Bank’s Board of Directors. Loans are underwritten following approved underwriting standards and lending authorities within a formalized organizational structure. The Board of Directors also approves independent real estate appraisers to be used in obtaining estimated values for real property serving as loan collateral. Prevailing economic trends and conditions are also taken into consideration in loan underwriting practices.

All loan applications must be for clearly defined legitimate purposes with a determinable primary source of repayment, and as appropriate, secondary sources of repayment. All loans are supported by appropriate documentation such as current financial statements, tax returns, credit reports, collateral information, guarantor asset verification, title reports, appraisals, and other relevant documentation.

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

	At September 30,	At December 31,
	2014	2013
	(In thousands)
Commercial	$388,918	$364,159
Commercial real estate	733,171	799,019
Construction	12,705	13,896
Residential real estate	159,982	185,057
Consumer installment and other	437,606	465,613
Total	$1,732,382	$1,827,744

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

The preparation of the financial statements requires Management to estimate the amount of losses inherent in the loan portfolio and establish an allowance for credit losses. The allowance for credit losses is established by assessing a provision for loan losses against the Company’s earnings. In estimating credit losses, Management must exercise judgment in evaluating information deemed relevant, such as financial information regarding individual borrowers, overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other information. The amount of ultimate losses on the loan portfolio can vary from the estimated amounts. Management follows a systematic methodology to estimate loss potential in an effort to reduce the differences between estimated and actual losses.

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

[The remainder of this page intentionally left blank]

Nonperforming Assets
	At September 30,		At December 31,
	2014	2013	2013
	(In thousands)
Originated:
Nonperforming nonaccrual loans	$4,696	$5,786	$5,301
Performing nonaccrual loans	13	1,093	75
Total nonaccrual loans	4,709	6,879	5,376
Accruing loans 90 or more days past due	342	392	410
Total nonperforming loans	5,051	7,271	5,786
Other real estate owned	5,123	3,162	5,527
Total nonperforming assets	$10,174	$10,433	$11,313

Purchased covered:
Nonperforming nonaccrual loans	$295	$24,348	$11,672
Performing nonaccrual loans	-	1,937	636
Total nonaccrual loans	295	26,285	12,308
Accruing loans 90 or more days past due	-	23	-
Total nonperforming loans	295	26,308	12,308
Other real estate owned	585	9,273	7,793
Total nonperforming assets	$880	$35,581	$20,101

Purchased non-covered:
Nonperforming nonaccrual loans	$12,745	$2,664	$2,920
Performing nonaccrual loans	552	701	698
Total nonaccrual loans	13,297	3,365	3,618
Accruing loans 90 or more days past due	76	-	-
Total nonperforming loans	13,373	3,365	3,618
Other real estate owned	1,565	2,535	-
Total nonperforming assets	$14,938	$5,900	$3,618

Total nonperforming assets	$25,992	$51,914	$35,032

The Bank’s commercial loan customers are primarily small businesses and professionals. As a result, average loan balances are relatively small, providing risk diversification within the overall loan portfolio. At September 30, 2014, the Bank’s nonaccrual loans reflected this diversification: nonaccrual originated loans with a carrying value totaling $5 million comprised nine borrowers, and nonaccrual purchased loans with a carrying value totaling $14 million comprised fifteen borrowers.

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

The following table summarizes the allowance for credit losses, chargeoffs and recoveries of the Company for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$35,091	$33,619	$34,386	$32,927
Provision for loan losses	600	1,800	2,600	6,400
Provision for unfunded commitments	-	-	-	-
Loans charged off
Commercial	(905)	(637)	(1,114)	(2,687)
Commercial real estate	-	(117)	-	(656)
Real estate construction	-	-	-	-
Real estate residential	-	-	(30)	(109)
Consumer installment and other	(916)	(909)	(3,217)	(3,114)
Purchased covered loans	-	(79)	-	(955)
Purchased non-covered loans	-	-	(260)	(116)
Total chargeoffs	(1,821)	(1,742)	(4,621)	(7,637)
Recoveries of loans previously charged off
Commercial	229	326	516	1,084
Commercial real estate	15	30	193	128
Real estate construction	-	-	3	-
Real estate residential	-	-	-	-
Consumer installment and other	297	516	1,315	1,624
Purchased covered loans	-	60	-	83
Purchased non-covered loans	51	-	70	-
Total recoveries	592	932	2,097	2,919
Net loan losses	(1,229)	(810)	(2,524)	(4,718)
Balance, end of period	$34,462	$34,609	$34,462	$34,609
Components:
Allowance for loan losses	$31,769	$31,916
Liability for off-balance sheet credit exposure	2,693	2,693
Allowance for credit losses	$34,462	$34,609
Net loan (losses) recoveries:
Originated loans	$(1,280)	$(791)	$(2,334)	$(3,730)
Purchased covered loans	-	(19)	-	(872)
Purchased non-covered loans	51	-	(190)	(116)
Net loan losses as a percentage of
average total loans (annualized)	0.28%	0.17%	0.19%	0.32%

The Company's allowance for credit losses is maintained at a level considered appropriate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, the amount of non-indemnified purchased loans, FDIC loss-sharing indemnification, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectability of principal is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. The Company evaluates all classified loans and nonaccrual loans with outstanding principal balances in excess of $500 thousand and all “troubled debt restructured” loans for impairment. A second allocation is based in part on quantitative analyses of historical credit loss experience, in which historical originated classified credit balances are analyzed using a statistical model to determine standard loss rates for originated loans. The results of this analysis are applied to originated classified loan balances to allocate the allowance to the respective segments of the loan portfolio. In addition, originated loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. Last, allocations are made to originated non-classified commercial and commercial real estate loans based on historical loss rates and other statistical data.

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The external factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of September 30, 2014 are: economic and business conditions $1.4 million, external competitive issues $900 thousand, and other factors. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $900 thousand, adequacy of lending Management and staff $900 thousand, loan policies and procedures $1.0 million, concentrations of credit $1.0 million, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2014
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,297	$10,664	$442	$409	$2,055	$2,707	$-	$10,824	$32,398
Additions:
Provision	(269)	(640)	-	(17)	802	(184)	-	908	600
Deductions:
Chargeoffs	(905)	-	-	-	(916)	-	-	-	(1,821)
Recoveries	229	15	-	-	297	51	-	-	592
Net loan (losses) recoveries	(676)	15	-	-	(619)	51	-	-	(1,229)
Balance at end of period	4,352	10,039	442	392	2,238	2,574	-	11,732	31,769
Liability for off-balance sheet credit exposure	1,706	24	105	-	451	131	-	276	2,693
Total allowance for credit losses	$6,058	$10,063	$547	$392	$2,689	$2,705	$-	$12,008	$34,462

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2014
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,005	$12,070	$602	$405	$3,198	$-	$1,561	$9,852	$31,693
Additions:
Provision	945	(2,224)	(163)	17	942	1,203	-	1,880	2,600
Deductions:
Chargeoffs	(1,114)	-	-	(30)	(3,217)	(260)	-	-	(4,621)
Recoveries	516	193	3	-	1,315	70	-	-	2,097
Net loan recoveries (losses)	(598)	193	3	(30)	(1,902)	(190)	-	-	(2,524)
Indemnification expiration	-	-	-	-	-	1,561	(1,561)	-	-
Balance at end of period	4,352	10,039	442	392	2,238	2,574	-	11,732	31,769
Liability for off-balance sheet credit exposure	1,706	24	105	-	451	131	-	276	2,693
Total allowance for credit losses	$6,058	$10,063	$547	$392	$2,689	$2,705	$-	$12,008	$34,462

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment
	At September 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$-	$-	$-	$-	$-	$892	$-	$-	$892
Collectively evaluated for impairment	6,058	10,063	547	392	2,689	1,813	-	12,008	33,570
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$6,058	$10,063	$547	$392	$2,689	$2,705	$-	$12,008	$34,462
Carrying value of loans:
Individually evaluated for impairment	$2,714	$3,037	$-	$-	$-	$13,118	$-	$-	$18,869
Collectively evaluated for impairment	367,346	570,142	9,824	156,794	379,708	207,764	17,291	-	1,708,869
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,412	232	-	4,644
Total	$370,060	$573,179	$9,824	$156,794	$379,708	$225,294	$17,523	$-	$1,732,382

Management considers the $34.5 million allowance for credit losses to be adequate as a reserve against credit losses inherent in the loan portfolio as of September 30, 2014.

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

The Federal Open Market Committee’s September 17, 2014 press release stated “The Committee's sizable and still-increasing holdings of longer-term securities should maintain downward pressure on longer-term interest rates, support mortgage markets, and help to make broader financial conditions more accommodative, which in turn should promote a stronger economic recovery and help to ensure that inflation, over time, is at the rate most consistent with the Committee's dual mandate… To support continued progress toward maximum employment and price stability, the Committee today reaffirmed its view that a highly accommodative stance of monetary policy remains appropriate. In determining how long to maintain the current 0 to 1/4 percent target range for the federal funds rate, the Committee will assess progress--both realized and expected--toward its objectives of maximum employment and 2 percent inflation.”  In this context, Management’s most likely earnings forecast for the twelve months ending September 30, 2015 assumes market interest rates remain relatively stable and yields on newly originated or refinanced loans and on purchased investment securities will reflect current interest rates, which are generally lower than yields on the Company’s older dated loans and investment securities.

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

The Company’s asset and liability position ranged from risk neutral to slightly “liability sensitive” at September 30, 2014, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. A “liability sensitive” position results in a slightly larger change in interest expense than in interest income resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management’s interest rate risk management is currently biased toward stable interest rates in the near-term, and ultimately, rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97 percent of funding for average total assets in the first nine months of 2014 and 2013. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

During the first nine months of 2014 and 2013, non-deposit funding has continued to be provided by short-term borrowings, a term repurchase agreement, and Federal Home Loan Bank advances, and additionally, long-term debt for the first nine months of 2013. These non-deposit sources of funds comprise a modest portion of total funding.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $2.4 billion in total investment securities at September 30, 2014. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At September 30, 2014, such collateral requirements totaled approximately $773 million.

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

Westamerica Bancorporation ("Parent Company") is a separate entity apart from Westamerica Bank (“Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees. The Bank’s dividends paid to the Parent Company and proceeds from the exercise of stock options provided adequate cash flow for the Parent Company in the first nine months of 2014 and 2013 to pay shareholder dividends of $30 million in each period, and retire common stock in the amount of $45 million and $40 million, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.6% (annualized) in the first nine months of 2014, 12.5% in 2013 and 14.9% in 2012. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options totaled $12.4 million in the first nine months of 2014, $21.5 million in 2013 and $7.6 million in 2012.

The Company paid common dividends totaling $29.9 million in the first nine months of 2014, $40.1 million in 2013 and $41.0 million in 2012, which represent dividends per common share of $1.14, $1.49 and $1.48, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 883 thousand shares valued at $44.8 million in the first nine months of 2014, 1.2 million shares valued at $57.3 million in 2013 and 1.1 million shares valued at $51.5 million in 2012.

The Company's primary capital resource is shareholders' equity, which was $533.4 million at September 30, 2014 compared with $542.9 million at December 31, 2013. The Company's ratio of equity to total assets was 10.68% at September 30, 2014 and 11.20% at December 31, 2013.

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

Capital to Risk-Adjusted Assets

The following summarizes the ratios of regulatory capital to risk-adjusted assets for the Company on the dates indicated:

				Minimum	Well-capitalized
	At September 30,		At December 31,	Regulatory	by Regulatory
	2014	2013	2013	Requirement	Definition

Tier I Capital	13.61%	14.59%	14.71%	4.00%	6.00%
Total Capital	15.03%	15.99%	16.18%	8.00%	10.00%
Leverage ratio	8.12%	8.61%	8.55%	4.00%	5.00%

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

				Minimum	Well-capitalized
	At September 30,		At December 31,	Regulatory	by Regulatory
	2014	2013	2013	Requirement	Definition

Tier I Capital	12.36%	13.37%	13.26%	4.00%	6.00%
Total Capital	14.00%	14.97%	14.93%	8.00%	10.00%
Leverage ratio	7.33%	7.84%	7.67%	4.00%	5.00%

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

Management has evaluated the capital structure and assets for the Company and the Bank as of September 30, 2014 assuming the Federal Reserve’s final rule was currently fully phased-in. Based on this evaluation, the Company and the Bank currently maintain capital in excess of all the final rule regulatory ratios, as follows:

			Final Rule
	Final Rule		Minimum
	Minimum	"Well-capitalized"	Plus "Capital	Proforma Measurements as of
	Capital	Under PCA	Conservation	September 30, 2014 Assuming Final
	Requirement	Proposal	Buffer"	Rule Fully Phased-in
				Company	Bank
Capital Measurement:
Leverage	4.00%	5.00%	4.00%	8.12%	7.33%
Common Equity Tier 1	4.50%	6.50%	7.00%	13.56%	12.31%
Tier I Capital	6.00%	8.00%	8.50%	13.56%	12.31%
Total Capital	8.00%	10.00%	10.50%	14.97%	13.94%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2014.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.
(b) None
(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended September 30, 2014.

			(c)	(d)
			Total Number	Maximum Number
			of Shares	of Shares that May
	(a)	(b)	Purchased as Part of	Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans
Period	Shares Purchased	Paid per Share	Plans or Programs*	or Programs
(In thousands, except per share data)
July 1
through	121	$48.84	121	1,948
July 31
August 1
through	13	47.36	13	1,935
August 31
September 1
through	41	48.32	41	1,894
September 30
Total	175	$48.62	175	1,894

* Includes 2 thousand, 4 thousand and 7 thousand shares purchased in July, August and September, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares related to stock option plans and other ongoing requirements.

Shares were repurchased during the period from July 1 through July 23, 2014 pursuant to a program approved by the Board of Directors on July 25, 2013 authorizing the purchase of up to 2 million shares of the Company’s common stock. Shares were repurchased during the period from July 24, 2014 through September 30, 2014 pursuant to a replacement program approved by the Board of Directors on July 24, 2014 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2015.

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

Date: November 3, 2014

EXHIBIT INDEX

Exhibit 31.1:  Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:  Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101:  Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (ii) Consolidated Balance Sheets at September 30, 2014, and December 31, 2013; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2014 and 2013; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and (vi) Notes to the unaudited Consolidated Financial Statements.