Form 10-K
period 2014-12-31
WESTAMERICA BANCORPORATION
filed 2015-03-02
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to______________.

Commission File Number: 001-09383
WESTAMERICA BANCORPORATION
(Exact name of the registrant as specified in its charter)

CALIFORNIA	94-2156203
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2014 as reported on the NASDAQ Global Select Market, was $1,302,200,421.01. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 19, 2015
25,620,264 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 23, 2015, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

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

On February 6, 2009, Westamerica Bank acquired the banking operations of County Bank (“County”) from the Federal Deposit Insurance Corporation (“FDIC”). The Bank and the FDIC entered loss-sharing agreements regarding future losses incurred on acquired loans and foreclosed loan collateral. Under the terms of the loss-sharing agreements, the FDIC absorbs 80 percent of losses and is entitled to 80 percent of loss recoveries on the first $269 million of losses, and absorbs 95 percent of losses and is entitled to 95 percent of loss recoveries on losses exceeding $269 million. The term for loss-sharing on residential real estate loans is ten years, while the term for loss-sharing on non-residential real estate loans is five years in respect to losses and eight years in respect to loss recoveries. The FDIC indemnification expired February 6, 2014 for County Bank non-single-family residential collateralized purchased loans.On August 20, 2010, Westamerica Bank acquired assets and assumed liabilities of the former Sonoma Valley Bank (“Sonoma”) from the FDIC. The County and Sonoma acquired assets and assumed liabilities were measured at estimated fair values, as required by FASB ASC 805, Business Combinations.

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

At December 31, 2014, the Company had consolidated assets of approximately $5.0 billion, deposits of approximately $4.3 billion and shareholders’ equity of approximately $527 million. The Company and its subsidiaries employed 858 full-time equivalent staff as of December 31, 2014.

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as beneficial ownership reports on Forms 3, 4 and 5 are available through the SEC’s website (http://www.sec.gov). Such documents as well as the Company’s director, officer and employee Code of Conduct and Ethics are also available free of charge from the Company by request to:

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

Regulation and Supervision of Banks

The Bank is a California state-chartered Federal Reserve member bank and its deposits are insured by the FDIC. The Bank is subject to regulation, supervision and regular examination by the California Department of Business Oversight (“DBO”), and the FRB. The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of its activities and various other requirements.

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

On July 21, 2010, financial regulatory reform legislation entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

•
Centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and (as to banks with $10 billion or more in assets) enforcing compliance with federal consumer financial laws.

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

As of December 31, 2014, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 9 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to the standards for well capitalized depository institutions and for minimum capital requirements.

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

Competition

In the past, the Bank’s principal competitors for deposits and loans have been major banks and smaller community banks, savings and loan associations and credit unions. To a lesser extent, competition was also provided by thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and certain retail establishments have offered investment vehicles that also compete with banks for deposit business. Federal legislation in recent years has encouraged competition between different types of financial institutions and fostered new entrants into the financial services market.

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

The discussion in this report under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset, Liability and Market Risk Management” and “- Liquidity and Funding” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk” is incorporated by reference in this paragraph. The Company’s income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities and the interest paid on deposits and other borrowings, and the Company’s success in competing for loans and deposits. The Company cannot control or prevent changes in the level of interest rates which fluctuate in response to general economic conditions, the policies of various governmental and regulatory agencies, in particular, the Federal Open Market Committee of the FRB, and pricing practices of the Company’s competitors. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and other borrowings, and the rates received on loans and investment securities and paid on deposits and other liabilities.

Changes in capital market conditions could reduce asset valuations.

Capital market conditions, including liquidity, investor confidence, bond issuer credit worthiness, perceived counter-party risk, the supply of and demand for financial instruments, the financial strength of market participants, and other factors can materially impact the value of the Company’s assets. An impairment in the value of the Company’s assets could result in asset write-downs, reducing the Company’s asset values, earnings, and equity.

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

The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 25.7 million shares of common stock were outstanding at December 31, 2014. Pursuant to its stock option plans, at December 31, 2014, the Company had outstanding options for 1.9 million shares of common stock, of which 1.4 million were currently exercisable. As of December 31, 2014, 1.2 million shares of Company common stock remained available for grants under the Company’s stock option plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

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

The Company repurchases and retires its common stock in accordance with Board of Directors-approved share repurchase programs. At December 31, 2014, approximately 1.7 million shares remained available to repurchase under such plans. The Company has been active in repurchasing and retiring shares of its common stock when alternative uses of excess capital, such as acquisitions, have been limited. The Company could repurchase shares of its common stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were affected at lower prices.

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

Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2014, real estate served as the principal source of collateral with respect to approximately 52% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. The California economy is recovering from a severe recession. Much of the California real estate market  experienced a decline in values of varying degrees. This decline had an adverse impact on the business of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans. Generally, the counties surrounding and near San Francisco Bay have been recovering from the recent recession more soundly than counties in the California “Central Valley,” from Sacramento in the north to Bakersfield in the south. Approximately 27% of the Company’s loans are to borrowers in the California “Central Valley.” Economic conditions in California are subject to various uncertainties at this time, including the pace of recovery in construction and real estate sectors, the effect of drought on the agricultural sector and its infrastructure, and the California state government’s budgetary difficulties and fiscal condition. The Company can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.

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

The Company owns 32 banking office locations and one centralized administrative service center facility and leases 68 facilities. Most of the leases contain renewal options and provisions for rental increases, principally for changes in the cost of living index, and for changes in other operating costs such as property taxes and maintenance.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WABC”. The following table shows the high and the low sales prices for the common stock, for each quarter, as reported by NASDAQ:

	High	Low
2014:
First quarter	$56.51	$48.36
Second quarter	55.34	47.85
Third quarter	53.93	46.12
Fourth quarter	51.24	42.71
2013:
First quarter	$45.80	$42.59
Second quarter	46.56	41.76
Third quarter	50.78	45.73
Fourth quarter	57.59	48.29

As of January 31, 2015, there were approximately 6,300 shareholders of record of the Company’s common stock.

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

[The remainder of this page intentionally left blank]

Stock performance

The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2014 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2004 and reinvestment of all dividends.

	December 31,
	2004	2005	2006	2007	2008	2009
Westamerica Bancorporation (WABC)	$100.00	$93.17	$91.22	$82.58	$97.30	$108.42
S&P 500 (SPX)	100.00	104.91	121.46	128.13	80.73	102.10
NASDAQ Bank Index (CBNK)	100.00	98.07	111.61	89.40	70.16	58.73

	December 31,
	2010	2011	2012	2013	2014
Westamerica Bancorporation (WABC)	$111.55	$91.02	$91.23	$124.83	$111.76
S&P 500 (SPX)	117.51	119.96	139.14	184.16	209.31
NASDAQ Bank Index (CBNK)	67.05	60.01	71.24	100.95	105.91

[The remainder of this page intentionally left blank]

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2014 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2009 and reinvestment of all dividends.

	December 31,
	2009	2010	2011	2012	2013	2014
Westamerica Bancorporation (WABC)	$100.00	$102.89	$83.95	$84.15	$115.14	$103.08
S&P 500 (SPX)	100.00	115.09	117.49	136.27	180.37	205.00
NASDAQ Bank Index (CBNK)	100.00	114.17	102.18	121.31	171.89	180.34

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended December 31, 2014 (in thousands, except per share data).

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31	41	$47.72	41	1,853
November 1 through November 30	87	49.54	87	1,766
December 1 through December 31	33	47.84	33	1,733
Total	161	48.73	161	1,733

*
Includes 3 thousand, 1 thousand and 3 thousand shares purchased in October, November and December, respectively, by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

Shares were repurchased during the fourth quarter of 2014 pursuant to a program approved by the Board of Directors on July 24, 2014 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2015.

[The remainder of this page intentionally left blank]

ITEM 6. SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2014 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and other information included elsewhere herein.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY
(In thousands, except per share data and ratios)

For the Years Ended December 31:	2014	2013	2012	2011	2010
Interest and loan fee income	$140,209	$154,396	$183,364	$207,979	$221,155
Interest expense	3,444	4,671	5,744	8,382	12,840
Net interest income	136,765	149,725	177,620	199,597	208,315
Provision for loan losses	2,800	8,000	11,200	11,200	11,200
Noninterest income:
Net losses from securities	––	––	(1,287)	––	––
Gain on acquisition	––	––	––	––	178
Deposit service charges and other	51,787	57,011	58,309	60,097	61,276
Total noninterest income	51,787	57,011	57,022	60,097	61,454
Noninterest expense
Settlements	––	––	––	2,100	43
Other noninterest expense	106,799	112,614	116,885	125,578	127,104
Total noninterest expense	106,799	112,614	116,885	127,678	127,147
Income before income taxes	78,953	86,122	106,557	120,816	131,422
Provision for income taxes	18,307	18,945	25,430	32,928	36,845
Net income	$60,646	$67,177	$81,127	$87,888	$94,577

Average common shares outstanding	26,099	26,826	27,654	28,628	29,166
Average diluted common shares outstanding	26,160	26,877	27,699	28,742	29,471
Shares outstanding at December 31	25,745	26,510	27,213	28,150	29,090

Per common share:
Basic earnings	$2.32	$2.50	$2.93	$3.07	$3.24
Diluted earnings	2.32	2.50	2.93	3.06	3.21
Book value at December 31	20.45	20.48	20.58	19.85	18.74

Financial Ratios:
Return on assets	1.22%	1.38%	1.64%	1.78%	1.95%
Return on common equity	11.57%	12.48%	14.93%	16.14%	18.11%
Net interest margin (FTE)*	3.70%	4.08%	4.79%	5.32%	5.54%
Net loan losses to average loans	0.17%	0.33%	0.59%	0.52%	0.56%
Efficiency ratio **	52.24%	50.11%	46.01%	45.77%	44.13%
Equity to assets	10.46%	11.20%	11.31%	11.08%	11.06%

Period End Balances:
Assets	$5,035,724	$4,847,055	$4,952,193	$5,042,161	$4,931,524
Loans	1,700,290	1,827,744	2,111,357	2,523,806	2,922,084
Allowance for loan losses	31,485	31,693	30,234	32,597	35,636
Investment securities	2,639,439	2,211,680	1,981,677	1,561,556	1,252,212
Deposits	4,349,191	4,163,781	4,232,492	4,249,921	4,132,961
Identifiable intangible assets and goodwill	135,960	140,230	144,934	150,302	156,277
Short-term borrowed funds	89,784	62,668	53,687	115,689	107,385
Federal Home Loan Bank advances	20,015	20,577	25,799	26,023	61,698
Term repurchase agreement	––	10,000	10,000	10,000	––
Debt financing	––	––	15,000	15,000	26,363
Shareholders’ equity	526,603	542,934	560,102	558,641	545,287

Capital Ratios at Period End:
Total risk based capital	14.54%	16.18%	16.33%	15.75%	15.50%
Tangible equity to tangible assets	7.97%	8.56%	8.64%	8.35%	8.15%

Dividends Paid Per Common Share	$1.52	$1.49	$1.48	$1.45	$1.44
Common Dividend Payout Ratio	66%	60%	51%	47%	45%
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 50 through 88, as well as with the other information presented throughout the Report.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has identified the allowance for loan losses accounting to be the accounting area requiring the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. A discussion of the factors affecting accounting for the allowance for loan losses and purchased loans is included in the “Loan Portfolio Credit Risk” discussion below.

Net Income

During the three years ended December 31, 2014, market interest rates declined and remained at low levels. The Federal Reserve’s Federal Open Market Committee has maintained highly accommodative monetary policies to influence interest rates to low levels in order to provide stimulus to the economy following the “financial crisis” recession. The Company’s principal source of revenue is net interest and fee income, which represents interest earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). The relatively low level of market interest rates has reduced the spread between interest rates on earning assets and interest bearing liabilities. The Company’s net interest margin and net interest income declined as market interest rates on newly originated loans remain below the yields earned on older-dated loans and on the overall loan portfolio. The Company is reducing its exposure to rising interest rates by purchasing shorter-duration investment securities with lower yields than longer-duration securities. The Company’s credit quality continued to improve, as nonperforming assets declined thirty percent in the twelve months ended December 31, 2014 and net loan losses declined in 2014 compared with 2013. The improvement in credit quality has resulted in Management reducing the provision for loan losses by sixty-five percent in the twelve months ended December 31, 2014 compared with 2013. The credit quality improvement also contributed to reducing noninterest expenses related to nonperforming assets. Management is focused on controlling all noninterest expense levels, particularly due to market interest rate pressure on net interest income.

The Company reported net income of $60.6 million or $2.32 diluted earnings per common share for the year ended December 31, 2014 compared with net income of $67.2 million or $2.50 diluted earnings per common share for the year ended December 31, 2013 and net income of $81.1 million or $2.93 diluted earnings per common share for the year ended December 31, 2012.

Components of Net Income

For the Years Ended December 31, ($ in thousands except per share amounts)	2014	2013	2012
Net interest and loan fee income (FTE)*	$152,656	$167,737	$197,027
Provision for loan losses	(2,800)	(8,000)	(11,200)
Noninterest income	51,787	57,011	57,022
Noninterest expense	(106,799)	(112,614)	(116,885)
Income before income taxes (FTE)*	94,844	104,134	125,964
Taxes *	(34,198)	(36,957)	(44,837)
Net income	$60,646	$67,177	$81,127
Net income per average fully-diluted common share	$2.32	$2.50	$2.93
Net income as a percentage of average shareholders’ equity	11.57%	12.48%	14.93%
Net income as a percentage of average total assets	1.22%	1.38%	1.64%
*	Fully taxable equivalent (FTE)

Comparing 2014 with 2013, net income decreased $6.5 million primarily due to lower net interest and fee income (FTE) and lower noninterest income, partially offset by decreases in the provision for loan losses, noninterest expense and income tax provision (FTE). The lower net interest and fee income (FTE) was primarily caused by a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments and lower average balances of higher-costing interest-bearing liabilities. The provision for loan losses was reduced, reflecting Management's evaluation of losses inherent in the loan portfolio. Lower noninterest income was mostly attributable to lower merchant processing service fees, lower service charges on deposit accounts and the recognition in 2013 of a loan principal recovery exceeding the purchase date fair value (included in “other noninterest income”). Noninterest expense decreased mostly due to reduced OREO expense net of disposition gains, personnel costs, loan administration expenses, professional fees and limited partnership operating losses (included in “other noninterest expense”).

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

Components of Net Interest and Loan Fee Income (FTE)

For the Years Ended December 31, ($ in thousands)	2014	2013	2012
Interest and loan fee income	$140,209	$154,396	$183,364
Interest expense	(3,444)	(4,671)	(5,744)
FTE adjustment	15,891	18,012	19,407
Net interest and loan fee income (FTE)	$152,656	$167,737	$197,027
Net interest margin (FTE)	3.70%	4.08%	4.79%

Comparing  2014 with 2013, net interest and fee income (FTE) decreased $15.1 million or 9.0% primarily due to a lower average volume of loans (down $182 million) and lower yields on interest-earning assets (down 41 basis points “bp”), partially offset by higher average balances of investments (up $206 million) and lower average balances of higher-costing interest-bearing liabilities.

Comparing 2013 with 2012, net interest and loan fee income (FTE) decreased $29.3 million or 14.9%, primarily due to a lower average volume of loans (down $360 million) and lower yields on interest-earning assets (down 74 bp), partially offset by higher average balances of investments (up $355 million), lower average balances of interest-bearing liabilities (down $161 million) and lower rates paid on interest-bearing deposits (down 2 bp).

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

Yields on interest-earning assets have declined due to relatively low interest rates prevailing in the market. The net interest margin (FTE) was 3.70% in 2014, 4.08% in 2013 and 4.79% in 2012. During the three years ended December 31, 2014, the net interest margin (FTE) was affected by declining market interest rates. The volume of older-dated higher-yielding loans declined due to principal maturities and paydowns. Newly originated loans have lower yields. The Company, in anticipation of rising interest rates, has been purchasing floating rate and shorter-duration investment securities with lower yields than longer-duration securities to increase liquidity. The Company’s high levels of liquidity will provide an opportunity to obtain higher yielding assets once market interest rates start rising. The Company has been purchasing securities of U. S. government sponsored entities which have call options; the issuing entities have been exercising the call options, and the Company has re-invested the proceeds at higher rates; interest rates in the two to five-year time horizon have increased throughout 2014. The Company has been replacing higher-cost funding sources with low-cost deposits and interest expense has declined to offset some of the decline in interest income. Interest expense has been reduced by lowering rates paid on interest-bearing deposits and borrowings and by reducing the volume of higher-cost funding sources. A $15 million long-term note was repaid in October 2013 and a $10 million term repurchase agreement was repaid in August 2014. Average balances of time deposits declined $134 million in 2014 compared with 2013. Lower-cost checking and savings deposits accounted for 89.8% of total average deposits in 2014 compared with 86.3% in 2013 and 82.8% in 2012.

Comparing 2014 with 2013, interest and fee income (FTE) was down $16.3 million or 9.5%. The decrease resulted from a lower average volume of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments. Average balances of loans decreased $182 million primarily attributable to decreases in average balances of commercial real estate loans (down $105 million), consumer installment and other loans (down $54 million), residential real estate loans (down $40 million) and tax-exempt commercial loans (down $19 million), partially offset by a $40 million increase in the average balance of taxable commercial loans. The average investment portfolio increased $206 million mostly due to higher average balances of U.S. government sponsored entities (up $284 million) and corporate securities (up $55 million), partially offset by a $105 million decrease in average balances of collateralized mortgage obligations and mortgage-backed securities.

The average yield on earning assets in 2014 was 3.78% compared with 4.19% in 2013. The loan portfolio yield for 2014 was 5.12% compared with 5.36% for 2013 due to lower yields on taxable commercial loans (down 89 bp), consumer installment and other loans (down 28 bp), commercial real estate loans (down 9 bp), construction loans (down 189 bp) and tax-exempt commercial loans (down 13 bp). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The yield on construction loans in 2013 was elevated due to higher interest received on nonaccrual loans and discount accretion on purchased loans. The investment portfolio yield decreased 37 bp to 2.76% primarily due to lower yields on municipal securities (down 46 bp) and corporate securities (down 19 bp), partially offset by higher yields on securities of U.S. government sponsored entities (up 44 bp). The yield on securities of U.S. government sponsored entities rose as securities added to the portfolio in 2014 were higher yielding than securities held in the prior period.

Comparing 2014 with 2013, interest expense declined $1.2 million or 26.3% due to lower average balances of higher-costing interest-bearing liabilities. Average balances of debt financing and Federal Home Loan Bank advances declined $12 million and $5 million, respectively. Average balances of interest-bearing deposits decreased primarily due to lower average balances of time deposits $100 thousand or more (down $104 million), time deposits less than $100 thousand (down $30 million) and preferred money market savings (down $10 million), partially offset by higher average balances of money market savings (up $54 million), money market checking accounts (up $32 million), and regular savings (up $20 million). Rates paid on interest-bearing liabilities averaged 0.14% in 2014 compared with 0.18% in 2013. Rates paid on interest-bearing deposits were 0.12% in 2014 compared with 0.14% in 2013.

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

The average yield on the Company's earning assets decreased from 4.93% in 2012 to 4.19% in 2013. The composite yield on loans declined 41 bp to 5.36% mostly due to lower yields on commercial real estate loans (down 45 bp), consumer loans (down 62 bp), residential real estate loans (down 14 bp), taxable commercial loans (down 8 bp) and tax-exempt loans (down 20 bp). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The yield on construction loans in 2013 was elevated due to interest received on nonaccrual loans and discount accretion on purchased loans. The investment yields in general declined due to market rates. The investment portfolio yield decreased 71 bp to 3.13% in 2013 primarily due to lower yields on collateralized mortgage obligations and mortgage backed securities (down 65 bp), municipal securities (down 55 bp) and corporate securities (down 46 bp).

Comparing 2013 with 2012, interest expense declined $1.1 million or 18.7% due to lower average balances of interest-bearing liabilities and lower rates paid on interest-bearing deposits. Lower-cost checking and savings deposits accounted for 86.3% of total average deposits in 2013 compared with 82.8% in 2012. Average interest-bearing liabilities fell $161 million in 2013 compared with 2012 primarily due to declines in the average balances of time deposits $100 thousand or more (down $120 million) and time deposits less than $100 thousand (down $36 million), preferred money market accounts (down $23 million) and customer sweep accounts (down $23 million), partially offset by increases in the average balances of regular savings (up $25 million) and money market savings (up $17 million). Rates paid on interest-bearing deposits averaged 0.14% in 2013 compared with 0.16% for 2012 as a result of decreases in rates paid on time deposits less than $100 thousand (down 10 bp).

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2014
($ in thousands)	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets
Investment securities:
Available for sale:
Taxable	$1,117,869	$18,050	1.61%
Tax-exempt (1)	172,042	9,884	5.75%
Held to maturity:
Taxable	356,710	6,716	1.88%
Tax-exempt (1)	714,890	30,641	4.29%
Loans:
Commercial
Taxable	296,163	15,877	5.36%
Tax-exempt (1)	87,633	5,022	5.73%
Commercial real estate	757,047	46,428	6.13%
Real estate construction	13,132	752	5.73%
Real estate residential	171,267	5,870	3.43%
Consumer	447,720	16,860	3.77%
Total Loans (1)	1,772,962	90,809	5.12%
Interest-earning assets (1)	4,134,473	156,100	3.78%
Other assets	821,170
Total assets	$4,955,643
Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,841,522	––	––
Savings and interest-bearing transaction	2,005,502	1,174	0.06%
Time less than $100,000	197,821	820	0.41%
Time $100,000 or more	237,002	893	0.38%
Total interest-bearing deposits	2,440,325	2,887	0.12%
Short-term borrowed funds	70,252	90	0.13%
Federal Home Loan Bank advances	20,308	407	2.00%
Term repurchase agreement	6,082	60	0.99%
Total interest-bearing liabilities	2,536,967	3,444	0.14%
Other liabilities	52,866
Shareholders’ equity	524,288
Total liabilities and shareholders’ equity	$4,955,643
Net interest spread (2)			3.64%
Net interest income and interest margin (1)(3)		$152,656	3.70%
____________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate incurred on interest-bearing liabilities.
(3)
Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2013
($ in thousands)	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets
Investment securities:
Available for sale:
Taxable	$823,228	$14,685	1.78%
Tax-exempt (1)	186,101	10,435	5.61%
Held to maturity:
Taxable	431,246	7,516	1.74%
Tax-exempt (1)	714,515	34,961	4.89%
Loans:
Commercial
Taxable	256,638	16,042	6.25%
Tax-exempt (1)	106,871	6,264	5.86%
Commercial real estate	862,266	53,615	6.22%
Real estate construction	15,514	1,182	7.62%
Real estate residential	211,360	7,357	3.48%
Consumer	501,932	20,351	4.05%
Total Loans (1)	1,954,581	104,811	5.36%
Interest-earning assets (1)	4,109,671	172,408	4.19%
Other assets	754,191
Total assets	$4,863,862
Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,683,447	––	––
Savings and interest-bearing transaction	1,910,131	1,182	0.06%
Time less than $100,000	228,061	1,070	0.47%
Time $100,000 or more	341,184	1,096	0.32%
Total interest-bearing deposits	2,479,376	3,348	0.14%
Short-term borrowed funds	57,454	77	0.13%
Federal Home Loan Bank advances	25,499	480	1.88%
Term repurchase agreement	10,000	98	0.98%
Debt financing	12,452	668	5.37%
Total interest-bearing liabilities	2,584,781	4,671	0.18%
Other liabilities	57,469
Shareholders’ equity	538,165
Total liabilities and shareholders’ equity	$4,863,862
Net interest spread (2)			4.01%
Net interest income and interest margin (1)(3)		$167,737	4.08%
____________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate incurred on interest-bearing liabilities.
(3)
Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2012
($ in thousands)	Average Balance	Interest Income/ Expense	Yields/ Rates
Assets
Investment securities:
Available for sale:
Taxable	$491,338	$11,430	2.33%
Tax-exempt (1)	214,268	12,603	5.88%
Held to maturity:
Taxable	460,381	9,916	2.15%
Tax-exempt (1)	634,482	35,277	5.56%
Loans:
Commercial
Taxable	319,235	20,216	6.33%
Tax-exempt (1)	128,887	7,815	6.06%
Commercial real estate	1,016,805	67,863	6.67%
Real estate construction	26,314	1,946	7.40%
Real estate residential	264,497	9,583	3.62%
Consumer	559,132	26,122	4.67%
Total Loans (1)	2,314,870	133,545	5.77%
Interest-earning assets (1)	4,115,339	202,771	4.93%
Other assets	838,963
Total assets	$4,954,302
Liabilities and shareholders’ equity
Deposits:
Noninterest bearing demand	$1,603,981	––	––
Savings and interest-bearing transaction	1,887,959	1,238	0.07%
Time less than $100,000	264,466	1,515	0.57%
Time $100,000 or more	460,833	1,530	0.33%
Total interest-bearing deposits	2,613,258	4,283	0.16%
Short-term borrowed funds	81,323	77	0.09%
Federal Home Loan Bank advances	25,916	483	1.86%
Term repurchase agreement	10,000	99	0.99%
Debt financing	15,000	802	5.35%
Total interest-bearing liabilities	2,745,497	5,744	0.21%
Other liabilities	61,515
Shareholders’ equity	543,309
Total liabilities and shareholders’ equity	$4,954,302
Net interest spread (2)			4.72%
Net interest income and interest margin (1)(3)		$197,027	4.79%
____________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest earning assets less the average rate incurred on interest-bearing liabilities.
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

Summary of Changes in Interest Income and Expense

For the Years Ended December 31,	2014 Compared with 2013
(In thousands)	Volume	Yield/Rate	Total
Increase (decrease) in interest and loan fee income:
Investment securities:
Available for sale:
Taxable	$5,256	$(1,891)	$3,365
Tax- exempt (1)	(788)	237	(551)
Held to maturity:
Taxable	(1,299)	499	(800)
Tax- exempt (1)	18	(4,338)	(4,320)
Loans:
Commercial:
Taxable	2,471	(2,636)	(165)
Tax- exempt (1)	(1,128)	(114)	(1,242)
Commercial real estate	(6,542)	(645)	(7,187)
Real estate construction	(181)	(249)	(430)
Real estate residential	(1,396)	(91)	(1,487)
Consumer	(2,198)	(1,293)	(3,491)
Total loans (1)	(8,974)	(5,028)	(14,002)
Total decrease in interest and loan fee income (1)	(5,787)	(10,521)	(16,308)
Increase (decrease) in interest expense:
Deposits:
Savings/ interest-bearing	59	(67)	(8)
Time less than $100,000	(142)	(108)	(250)
Time $100,000 or more	(335)	132	(203)
Total interest-bearing deposits	(418)	(43)	(461)
Short-term borrowed funds	17	(4)	13
Federal Home Loan Bank advances	(97)	24	(73)
Term repurchase agreement	(38)	––	(38)
Debt financing	(668)	––	(668)
Total decrease in interest expense	(1,204)	(23)	(1,227)
Decrease in net interest income (1)	$(4,583)	$(10,498)	$(15,081)
____________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

For the Years Ended December 31,	2013 Compared with 2012
(In thousands)	Volume	Yield/Rate	Total
Increase (decrease) in interest and loan fee income:
Investment securities:
Available for sale:
Taxable	$6,370	$(3,115)	$3,255
Tax- exempt (1)	(1,607)	(561)	(2,168)
Held to maturity:
Taxable	(612)	(1,788)	(2,400)
Tax- exempt (1)	4,127	(4,443)	(316)
Loans:
Commercial:
Taxable	(3,919)	(255)	(4,174)
Tax- exempt (1)	(1,300)	(251)	(1,551)
Commercial real estate	(9,871)	(4,377)	(14,248)
Real estate construction	(821)	57	(764)
Real estate residential	(1,865)	(361)	(2,226)
Consumer	(2,548)	(3,223)	(5,771)
Total loans (1)	(20,324)	(8,410)	(28,734)
Total decrease in interest and loan fee income (1)	(12,046)	(18,317)	(30,363)
Increase (decrease) in interest expense:
Deposits:
Savings/ interest-bearing	12	(68)	(56)
Time less than $100,000	(194)	(251)	(445)
Time $100,000 or more	(386)	(48)	(434)
Total interest-bearing deposits	(568)	(367)	(935)
Short-term borrowed funds	(27)	27	––
Federal Home Loan Bank advances	(13)	10	(3)
Term repurchase agreement	––	(1)	(1)
Debt financing	(137)	3	(134)
Total decrease in interest expense	(745)	(328)	(1,073)
Decrease in net interest income (1)	$(11,301)	$(17,989)	$(29,290)
____________
(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for loan losses reflects Management's assessment of credit risk in the loan portfolio during each of the periods presented.

The Company provided $2.8 million, $8.0 million and $11.2 million for loan losses in 2014, 2013 and 2012, respectively. The reduced provision for loan losses for 2014 and 2013 reflects Management’s current evaluation of credit quality for the loan portfolio. The Company recorded purchased County Bank and Sonoma Valley Bank loans at estimated fair value upon the acquisition dates, February 6, 2009 and August 20, 2010, respectively. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans secured by single-family residential real estate are “covered” through February 6, 2019 by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. The FDIC indemnification of purchased County Bank non-single-family residential real estate secured loans expired February 6, 2014. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given that future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income

Components of Noninterest Income

For the Years Ended December 31,
(In thousands)	2014	2013	2012
Service charges on deposit accounts	$24,191	$25,693	$27,691
Merchant processing services	7,219	9,031	9,734
Debit card fees	5,960	5,829	5,173
Other service charges	2,717	2,846	2,801
Trust fees	2,582	2,313	2,078
ATM processing fees	2,473	2,758	3,396
Financial services commissions	757	831	689
Loss on sale of securities	—	—	(1,287)
Other	5,888	7,710	6,747
Total	$51,787	$57,011	$57,022

In 2014, noninterest income decreased $5.2 million or 9.2% compared with 2013. Merchant processing services fees decreased $1.8 million primarily due to customer attrition and lower transaction volumes. Service charges on deposits decreased $1.5 million compared with 2013 primarily due to declines in fees charged on overdrawn and insufficient funds accounts (down $1.0 million) and lower activity on checking accounts (down $410 thousand). ATM processing fees decreased $285 thousand mainly because the Bank customers had fewer transactions at non-Westamerica ATMs and other cash dispensing terminals. Other noninterest income decreased $1.8 million primarily due to the recognition in 2013 of a loan principal recovery exceeding the purchase date fair value. Trust fees increased $269 thousand mostly due to marketing efforts to increase customer accounts and higher court-approved fees. Debit card fees increased $131 thousand primarily due to higher transaction volumes.

In 2013, noninterest income was $57.0 million, unchanged from 2012. In 2012 noninterest income included a $1.3 million loss realized from the sale of a collateralized mortgage obligation bond whose underlying support tranches began experiencing escalating losses. In 2013, service charges on deposits decreased $2.0 million or 7.2% due to declines in fees charged on overdrawn accounts and insufficient funds (down $1.1 million) and deficit fees charged on analyzed accounts (down $762 thousand). Merchant processing services income decreased $703 thousand mainly due to lower transaction volumes. ATM processing fees decreased $638 thousand primarily because the Bank customers had fewer transactions at non-Westamerica ATMs and other cash dispensing terminals. Offsetting these decreases were higher debit card fees (up $656 thousand) due to higher transaction volumes. Additionally, trust fees and financial services commissions increased $235 thousand and $142 thousand, respectively, from increased sales. Other noninterest income increased $963 thousand primarily due to higher recoveries of charged off purchased loans and life insurance proceeds.

[The remainder of this page intentionally left blank]

Noninterest Expense

Components of Noninterest Expense

For the Years Ended December 31,
(In thousands)	2014	2013	2012
Salaries and related benefits	$54,777	$56,633	$57,388
Occupancy	14,992	15,137	15,460
Outsourced data processing services	8,411	8,548	8,531
Amortization of intangible assets	4,270	4,704	5,368
Furniture and equipment	4,174	3,869	3,775
Courier service	2,624	2,868	3,117
Professional fees	2,346	3,057	3,217
Other Real Estate Owned	(642)	1,035	1,235
Other	15,847	16,763	18,794
Total	$106,799	$112,614	$116,885

In 2014, noninterest expense decreased $5.8 million or 5.2% compared with 2013. Salaries and related benefits decreased $1.9 million primarily due to employee attrition and lower employee benefits. Expenses for other real estate owned, net of disposition gains, declined $1.7 million due to higher net gains on sale of repossessed loan collateral. Professional fees declined $711 thousand due to lower legal fees associated with nonperforming assets. Amortization of identifiable intangibles decreased $434 thousand as assets are amortized on a declining balance method. Other noninterest expense decreased $916 thousand primarily due to lower loan administration costs and lower limited partnership operating losses. Furniture and equipment expenses increased $305 thousand primarily due to increased depreciation costs associated with computer system and software upgrades.

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

Provision for Income Tax

The income tax provision (FTE) was $34.2 million in 2014 compared with $37.0 million in 2013 and $44.8 million in 2012. The 2014 effective tax rate (FTE) was 36.1% compared with 35.5% in 2013 and 35.6% in 2012. The effective tax rates without FTE adjustments were 23.2% for 2014 and 22.0% for 2013 and 23.9% for 2012. The 2013 tax provision reflected tax-exempt life insurance proceeds and recognized California enterprise zone hiring credits for filed amended returns (2007-2009).

On July 11, 2013, California’s Governor Jerry Brown signed two bills which end a 30-year-old enterprise zone tax incentive program and replace it with new incentives. Due to the passage of these bills, many California tax benefits were phased out by the end of 2014. The Company had been realizing California tax benefits under the historical enterprise zone tax incentive program, including:

•	Exclusions of net interest income on loans funding economic activity within enterprise zones

•
Tax credits realized by hiring employees within enterprise zones; however, the economic value of the tax credits is partially offset by a reduction in deductible compensation expense by the amount of the tax credits.

Effective January 1, 2014, the new law eliminated the net interest deduction for enterprise zone loans and the hiring credits were significantly altered. The Company did not incur a significant change in its tax provision due to the new laws; the state tax benefits recognized from the current enterprise zone tax incentive program for the years ended December 31, 2014 and 2013 were $47 thousand and $121 thousand, net of federal income tax consequences, respectively.

Investment Portfolio

The Company maintains a securities portfolio consisting of securities issued by U.S. Treasury, U.S. Government sponsored entities, state and political subdivisions and corporations, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

Management has maintained relatively stable interest-earning asset volumes by increasing investment securities as loan volumes have declined. The carrying value of the Company’s investment securities portfolio was $2.6 billion as of December 31, 2014, an increase of $427.8 million or 19.3% compared to December 31, 2013.

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

The Company has been reducing its positions in mortgage-related securities since the second quarter 2013 in an effort to manage extension risk. Extension risk represents the risk mortgages underlying the securities experience slower principal reductions as rising market interest rates cause a disincentive for borrowers to reduce principal balances; under such circumstances the Company will hold these securities for a longer period than anticipated at current yield levels rather than having the opportunity to reinvest cash flows at higher yields. The Company’s positioning of the balance sheet for rising interest rates has resulted in the purchase of floating rate corporate bonds, federal agency bonds, and short-term state and municipal bonds. As of December 31, 2014, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities.

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

The following table shows the fair value carrying amount of the Company’s investment securities available for sale as of the dates indicated:

Available for Sale Portfolio

At December 31, (In thousands)	2014	2013	2012
U.S. Treasury securities	$3,505	$3,506	$3,558
Securities of U.S. Government sponsored entities	635,188	130,492	49,525
Residential mortgage backed securities	26,407	34,176	56,932
Commercial mortgage backed securities	2,919	3,425	4,145
Obligations of states and political subdivisions	181,799	191,386	215,247
Residential collateralized mortgage obligations	222,457	252,896	221,105
Asset-backed securities	8,313	14,555	16,005
FHLMC and FNMA stock	5,168	13,372	2,880
Corporate securities	512,239	432,431	252,838
Other securities	2,786	3,142	3,401
Total	$1,600,781	$1,079,381	$825,636

The following table sets forth the relative maturities and contractual yields of the Company’s available for sale securities (stated at fair value) at December 31, 2014. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Available for Sale Maturity Distribution

At December 31, 2014 ($ in thousands)	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Other	Total
U.S. Treasury securities	$3,505	$––	$––	$––	$––	$––	$3,505
Interest rate	0.47%	––%	––%	––%	––%	––%	0.47%
U.S. Government sponsored entities	––	156,816	478,372	––	––	––	635,188
Interest rate	––%	1.54%	1.59%	––	––	––	1.58%
States and political subdivisions	12,964	23,778	82,051	63,006	––	––	181,799
Interest rate (FTE)	3.08%	5.58%	5.90%	5.97%	––	––	5.67%
Asset-backed securities	––	5,009	3,304	––	––	––	8,313
Interest rate	––	0.63%	0.44%	––	––	––	0.54%
Corporate securities	41,522	445,194	25,523	––	––	––	512,239
Interest rate	1.82%	1.38%	1.59%	––	––	––	1.42%
Subtotal	57,991	630,797	589,250	63,006	––	––	1,341,044
Interest rate (FTE)	2.02%	1.57%	2.18%	5.97%	––	––	2.06%
Mortgage backed securities and residential collateralized mortgage obligations	––	––	––	––	251,783	––	251,783
Interest rate	––	––	––	––	1.81%	––	1.81%
Other without set maturities	––	––	––	––	––	7,954	7,954
Interest rate (FTE)	––	––	––	––	––	1.76%	1.76%
Total	$57,991	$630,797	$589,250	$63,006	$251,783	$7,954	$1,600,781
Interest rate (FTE)	2.02%	1.57%	2.18%	5.97%	1.81%	1.76%	2.00%

The following table shows the amortized cost carrying amount and fair value of the Company’s investment securities held to maturity as of the dates indicated:

Held to Maturity Portfolio

At December 31, (In thousands)	2014	2013	2012
Securities of U.S. Government sponsored entities	$1,066	$1,601	$3,232
Residential mortgage backed securities	59,078	65,076	72,807
Obligations of states and political subdivisions	720,189	756,707	680,802
Residential collateralized mortgage obligations	258,325	308,915	399,200
Total	$1,038,658	$1,132,299	$1,156,041
Fair value	$1,048,562	$1,112,676	$1,184,557

[The remainder of this page intentionally left blank]

The following table sets forth the relative maturities and contractual yields of the Company’s held to maturity securities at December 31, 2014. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Held to Maturity Maturity Distribution

At December 31, 2014 ($ in thousands)	Within One year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
Securities of U.S. Government sponsored entities	$––	$––	$1,066	$––	$––	$1,066
Interest rate	––%	––%	1.76%	––%	––%	1.76%
States and political subdivisions	15,355	228,380	284,153	192,301	––	720,189
Interest rate (FTE)	4.89%	3.86%	3.88%	4.61%	––	4.09%
Subtotal	15,355	228,380	285,219	192,301	––	721,255
Interest rate (FTE)	4.89%	3.86%	3.87%	4.61%	––	4.09%
Mortgage backed securities and residential collateralized mortgage obligations	––	––	––	––	317,403	317,403
Interest rate	––	––	––	––	1.95%	1.95%
Total	$15,355	$228,380	$285,219	$192,301	$317,403	$1,038,658
Interest rate (FTE)	4.89%	3.86%	3.87%	4.61%	1.95%	3.43%

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At December 31, 2014, the Company’s investment securities portfolios included securities issued by 763 state and local government municipalities and agencies located within 45 states with a fair value of $911.0 million.  The largest exposure to any one municipality or agency was $7.4 million (fair value) represented by three revenue bonds.

	At December 31, 2014
	Amortized Cost	Fair Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$107,997	$110,563
Texas	65,292	66,162
Pennsylvania	48,675	49,546
Minnesota	33,524	33,840
New Jersey	30,223	30,598
Arizona	28,492	29,378
Other (34 states)	249,513	254,043
Total general obligation bonds	$563,716	$574,130

Revenue bonds:
California	$60,473	$62,788
Pennsylvania	29,462	30,101
Kentucky	19,975	20,370
Iowa	18,225	18,898
Colorado	18,532	18,862
Indiana	16,865	16,859
Other (31 states)	164,848	168,972
Total revenue bonds	$328,380	$336,850
Total obligations of states and political subdivisions	$892,096	$910,980

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

At December 31, 2014, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 25 revenue sources. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following table.

	At December 31, 2014
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source
Water	$66,305	$68,885
Sewer	48,461	49,773
Sales tax	35,045	36,289
Lease (renewal)	21,789	22,091
Lease (abatement)	19,002	19,710
College & University	17,655	17,849
Other	120,123	122,253
Total revenue bonds by revenue source	$328,380	$336,850

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

See Note 2 to the unaudited consolidated financial statements for additional information related to the investment securities.

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

Residential real estate loans generally represent first lien mortgages used by the borrower to purchase or refinance a principal residence. For interest-rate risk purposes, the Company offers only fully-amortizing, adjustable-rate mortgages. In underwriting first lien mortgages, the Company evaluates each borrower’s ability to repay the loan, an independent appraisal of the value of the property, and other relevant factors. The Company does not offer riskier mortgage products, such as non-amortizing “interest-only” mortgages and “negative amortization” mortgages.

For loans secured by real estate, the Bank requires title insurance to insure the status of its lien and each borrower is obligated to insure the real estate collateral, naming the Company as loss payee, in an amount sufficient to repay the principal amount outstanding in the event of a property casualty loss.

Consumer installment and other loans are predominantly comprised of indirect automobile loans with underwriting based on credit history and scores, personal income, debt service capacity, and collateral values.

For management purposes, the Company segregates its loan portfolio into three segments. Loans originated by the Company following its loan underwriting policies and procedures are separated from purchased loans. Former County Bank loans purchased from the FDIC are segregated as are former Sonoma Valley Bank loans also purchased from the FDIC. Loan volumes have declined due to problem loan workout activities, particularly with purchased loans, and reduced volumes of loan originations. In Management’s opinion, current levels of competitive loan pricing do not provide adequate forward earnings potential. As a result, the Company has not currently taken an aggressive posture relative to loan portfolio growth.

The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Loan Portfolio

At December 31, (In thousands)	2014	2013	2012	2011	2010
Commercial	$391,815	$364,159	$401,331	$513,362	$658,988
Commercial real estate	718,604	799,019	916,594	1,114,496	1,271,510
Construction	13,872	13,896	16,515	34,437	74,645
Residential real estate	149,827	185,057	234,035	286,727	335,625
Consumer installment and other	426,172	465,613	542,882	574,784	581,316
Total loans	$1,700,290	$1,827,744	$2,111,357	$2,523,806	$2,922,084

The following table shows the maturity distribution and interest rate sensitivity of commercial, commercial real estate, and construction loans at December 31, 2014. Balances exclude residential real estate loans and consumer loans totaling $576.0 million. These types of loans are typically paid in monthly installments over a number of years.

Loan Maturity Distribution

At December 31, 2014 (In thousands)	Within One Year	One to Five Years	After Five Years	Total
Commercial and commercial real estate	$416,567	$510,027	$183,825	$1,110,419
Construction	13,872	––	––	13,872
Total	$430,439	$510,027	$183,825	$1,124,291
Loans with fixed interest rates	$151,968	$90,384	$64,016	$306,368
Loans with floating or adjustable interest rates	278,471	419,643	119,809	817,923
Total	$430,439	$510,027	$183,825	$1,124,291

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

[The remainder of this page intentionally left blank]

Nonperforming Assets

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Originated:
Nonperforming nonaccrual loans	$5,296	$5,301	$10,016	$10,291	$20,845
Performing nonaccrual loans	13	75	1,759	5,256	23
Total nonaccrual loans	5,309	5,376	11,775	15,547	20,868
Accruing loans 90 or more days past due	502	410	455	2,047	766
Total nonperforming loans	5,811	5,786	12,230	17,594	21,634
Other real estate owned	4,809	5,527	9,295	14,868	11,424
Total nonperforming assets	$10,620	$11,313	$21,525	$32,462	$33,058

Purchased covered:
Nonperforming nonaccrual loans	$297	$11,672	$11,698	$9,388	$28,581
Performing nonaccrual loans	-	636	1,323	4,924	18,564
Total nonaccrual loans	297	12,308	13,021	14,312	47,145
Accruing loans 90 or more days past due	-	-	155	241	355
Total nonperforming loans	297	12,308	13,176	14,553	47,500
Other real estate owned	-	7,793	13,691	19,135	21,791
Total nonperforming assets	$297	$20,101	$26,867	$33,688	$69,291

Purchased non-covered:
Nonperforming nonaccrual loans	$11,901	$2,920	$7,038	$16,170	$29,311
Performing nonaccrual loans	97	698	461	7,037	9,852
Total nonaccrual loans	11,998	3,618	7,499	23,207	39,163
Accruing loans 90 or more days past due	-	-	4	34	1
Total nonperforming loans	11,998	3,618	7,503	23,241	39,164
Other real estate owned	1,565	-	3,366	11,632	2,196
Total nonperforming assets	$13,563	$3,618	$10,869	$34,873	$41,360

Total nonperforming assets	$24,480	$35,032	$59,261	$101,023	$143,709

The Bank’s commercial loan customers are primarily small businesses and professionals. As a result, average loan balances are relatively small, providing risk diversification within the overall loan portfolio. At December 31, 2014, the Bank’s nonaccrual loans reflected this diversification: nonaccrual originated loans with a carrying value totaling $5 million comprised eleven borrowers, and nonaccrual purchased loans with a carrying value totaling $12 million comprised thirteen borrowers.

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

The following table summarizes the allowance for credit losses, chargeoffs and recoveries of the Company for the periods indicated:

For the Years Ended December 31, ($ in thousands)	2014	2013	2012	2011	2010
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$34,386	$32,927	$35,290	$38,329	$43,736
Provision for loan losses	2,800	8,000	11,200	11,200	11,200
Provision for unfunded commitments	––	––	––	––	––
Loans charged off:
Commercial	(1,890)	(2,857)	(6,851)	(8,280)	(6,844)
Commercial real estate	(762)	(997)	(1,202)	(1,332)	(1,256)
Real estate construction	––	––	(2,217)	(2,167)	(1,668)
Real estate residential	(30)	(109)	(1,156)	(739)	(1,686)
Consumer and other installment	(4,214)	(4,097)	(5,685)	(6,754)	(8,814)
Purchased covered loans	––	(2,286)	(953)	(987)	––
Purchased non-covered loans	(522)	(385)	(110)	––	––
Total chargeoffs	(7,418)	(10,731)	(18,174)	(20,259)	(20,268)
Recoveries of loans previously charged off:
Commercial	2,250	1,575	1,317	3,129	948
Commercial real estate	213	191	203	––	4
Real estate construction	3	––	224	1	––
Consumer and other installment	1,869	2,152	2,723	2,890	2,709
Purchased covered loans	––	272	144	––	––
Purchased non-covered loans	75	––	––	––	––
Total recoveries	4,410	4,190	4,611	6,020	3,661
Net loan losses	(3,008)	(6,541)	(13,563)	(14,239)	(16,607)
Balance, end of period	$34,178	$34,386	$32,927	$35,290	$38,329
Components:
Allowance for loan losses	$31,485	$31,693	$30,234	$32,597	$35,636
Liability for off-balance sheet credit exposure	2,693	2,693	2,693	2,693	2,693
Allowance for credit losses	$34,178	$34,386	$32,927	$35,290	$38,329
Net loan losses:
Originated loans	$(2,561)	$(4,142)	$(12,644)	$(13,252)	$(16,607)
Purchased covered loans	––	(2,014)	(809)	(987)	––
Purchased non-covered loans	(447)	(385)	(110)	––	––
Net loan losses as a percentage of average loans	0.17%	0.33%	0.59%	0.52%	0.56%

The Company's allowance for credit losses is maintained at a level considered appropriate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, the amount of non-indemnified purchased loans,  recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is individually allocated to impaired loans whose full collectability of principal is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. The Company evaluates all loans with outstanding principal balances in excess of $500 thousand which are classified or on nonaccrual status and all “troubled debt restructured” loans for impairment. The remainder of the loan portfolio is collectively evaluated for impairment based in part on quantitative analyses of historical credit loss experience of loan portfolio segments to determine standard loss rates for each segment. The loss rate for each loan portfolio segment reflects both the historical loss experience during a look-back period and the loss emergence period. During 2014, the Company refined its processes used to measure look-back periods and loss emergence periods. The loss rates are applied to segmented loan balances to allocate the allowance to the segments of the loan portfolio.

Purchased loans were recorded on the date of purchase at estimated fair value; fair value discounts include a component for estimated credit losses. The Company evaluates all nonaccrual purchased loans with outstanding principal balances in excess of $500 thousand for impairment; the impaired loan value is compared to the recorded investment in the loan, which has been reduced by the credit default discount estimated on the date of purchase. If Management’s impairment analysis determines the impaired loan value is less than the recorded investment in the purchased loan, an allocation of the allowance for credit losses is established for the deficiency. For all other purchased loan portfolio segments, Management applies the standard loss rates to the purchased loan portfolio segments to determine initial allocations of the allowance. Further, liquidating purchased consumer installment loans are evaluated separately by applying historical loss rates to forecasted liquidating principal balances to initially measure losses inherent in this portfolio segment. The initial allocations of the allowance to purchased loan portfolio segments are compared to credit default discounts ascribed to each segment. Management establishes allocations of the allowance for credit losses for any estimated deficiency.

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of December 31, 2014 are economic and business conditions $1.7 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $1.8 million, adequacy of lending Management and staff $1.7 million,  concentrations of credit $3.2 million, and other factors. By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify with a specific number. Management assigns a range of estimated risk to the qualitative risk factors described above based on Management's judgment as to the level of risk, and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.

The following table presents the allocation of the allowance for credit losses as of December 31 for the years indicated:

At December 31,	2014		2013		2012		2011		2010
($ in thousands)	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans
Originated loans:
Commercial	$7,868	22%	$5,663	18%	$8,179	16%	$7,672	16%	$9,878	16%
Commercial real estate	4,245	33%	12,070	33%	10,072	30%	10,611	28%	9,607	26%
Construction	988	1%	639	–%	484	–%	2,376	–%	3,559	1%
Residential real estate	2,241	9%	405	10%	380	10%	781	11%	617	10%
Consumer installment & other	8,154	22%	3,695	22%	3,613	22%	3,270	19%	6,982	16%
Purchased covered loans	–	1%	1,561	14%	1,005	18%	–	21%	–	24%
Purchased non-covered loans	2,120	12%	–	3%	–	4%	–	5%	–	7%
Unallocated portion	8,562	–%	10,353	–%	9,194	–%	10,580	–%	7,686	–%
Total	$34,178	100%	$34,386	100%	$32,927	100%	$35,290	100%	$38,329	100%

	Allowance for Credit Losses For the Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,005	$12,070	$602	$405	$3,198	$-	$1,561	$9,852	$31,693
Additions:
Provision	1,095	(7,276)	39	1,866	6,864	1,006	-	(794)	2,800
Deductions:
Chargeoffs	(1,890)	(762)	-	(30)	(4,214)	(522)	-	-	(7,418)
Recoveries	2,250	213	3	-	1,869	75	-	-	4,410
Net loan recoveries (losses)	360	(549)	3	(30)	(2,345)	(447)	-	-	(3,008)
Indemnification expiration	-	-	-	-	-	1,561	(1,561)	-	-
Balance at end of period	5,460	4,245	644	2,241	7,717	2,120	-	9,058	31,485
Liability for off-balance sheet credit exposure	2,408	-	344	-	437	-	-	(496)	2,693
Total allowance for credit losses	$7,868	$4,245	$988	$2,241	$8,154	$2,120	$-	$8,562	$34,178

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$496	$-	$-	$-	$-	$-	$-	$-	$496
Collectively evaluated for impairment	7,372	4,245	988	2,241	8,154	2,120	-	8,562	33,682
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$7,868	$4,245	$988	$2,241	$8,154	$2,120	$-	$8,562	$34,178
Carrying value of loans:
Individually evaluated for impairment	$11,811	$2,970	$-	$574	$599	$12,364	$-	$-	$28,318
Collectively evaluated for impairment	362,194	564,624	11,003	146,351	370,243	196,034	16,851	-	1,667,300
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,445	227	-	4,672
Total	$374,005	$567,594	$11,003	$146,925	$370,842	$212,843	$17,078	$-	$1,700,290

Management considers the $34.2 million allowance for credit losses to be adequate as a reserve against credit losses inherent in the loan portfolio as of December 31, 2014.

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

The Federal Open Market Committee’s January 28, 2015 press release stated “To support continued progress toward maximum employment and price stability, the Committee today reaffirmed its view that the current 0 to 1/4 percent target range for the federal funds rate remains appropriate. In determining how long to maintain this target range, the Committee will assess progress --both realized and expected--toward its objectives of maximum employment and 2 percent inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments. Based on its current assessment, the Committee judges that it can be patient in beginning to normalize the stance of monetary policy”  In this context, Management’s most likely earnings forecast for the twelve months ending December 31, 2015 assumes market interest rates remain relatively stable and yields on newly originated or refinanced loans and on purchased investment securities will reflect current interest rates, which are generally lower than yields on the Company’s older dated loans and investment securities.

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

The Company’s asset and liability position was slightly “asset sensitive” at December 31, 2014, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management’s interest rate risk management is currently biased toward stable interest rates in the near-term, and ultimately, rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97 percent of funding for average total assets in 2014 and 2013. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

During 2014 and 2013, non-deposit funding has continued to be provided by short-term borrowings, a term repurchase agreement until repayment in August 2014, and Federal Home Loan Bank advances, and additionally, long-term debt until repayment in October 2013. These non-deposit sources of funds comprise a modest portion of total funding.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $2.6 billion in total investment securities at December 31, 2014. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At December 31, 2014, such collateral requirements totaled approximately $758 million.

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

Management will monitor the Company’s cash levels throughout 2015. Loan demand from credit-worthy borrowers will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service, new regulations and market conditions. The Company does not aggressively solicit higher-costing time deposits; as a result, Management anticipates such deposits will decline. Changes in interest rates, most notably rising interest rates, could impact deposit volumes. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, reduce borrowings or purchase investment securities. However, due to possible concerns such as uncertainty in the general economic environment, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

Westamerica Bancorporation ("Parent Company") is a separate entity apart from Westamerica Bank (“Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees. The Bank’s dividends paid to the Parent Company and proceeds from the exercise of stock options provided adequate cash flow for the Parent Company in 2014 and 2013 to pay shareholder dividends of $40 million each in respective periods, and retire common stock in the amount of $53 million and $57 million, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Contractual Obligations

The following table sets forth the known contractual obligations, except short-term borrowing arrangements and post-retirement benefit plans, of the Company:

At December 31, 2014 (In thousands)	Within One Year	Over One to Three Years	Over Three to Five Years	After Five Years	Total
Federal Home Loan Bank advances	$20,015	$––	$––	$––	$20,015
Operating Lease Obligations	7,691	7,875	4,000	363	19,929
Purchase Obligations	8,230	8,230	––	––	16,460
Total	$35,936	$16,105	$4,000	$363	$56,404

Federal Home Loan Bank advances and operating lease obligations may be retired prior to the contractual maturity as discussed in the notes to the consolidated financial statements. The purchase obligation consists of the Company’s minimum liabilities under contracts with third-party automation services providers.

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.6% in 2014, 12.5% in 2013 and 14.9% in 2012. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options totaled $12.4 million in 2014, $21.5 million in 2013 and $7.6 million in 2012.

The Company paid common dividends totaling $39.8 million in 2014, $40.1 million in 2013 and $41.0 million in 2012, which represent dividends per common share of $1.52, $1.49 and $1.48, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 1.0 million shares valued at $52.7 million in 2014, 1.2 million shares valued at $57.3 million in 2013 and 1.1 million shares valued at $51.5 million in 2012.

The Company's primary capital resource is shareholders' equity, which was $526.6 million at December 31, 2014 compared with $542.9 million at December 31, 2013. The Company's ratio of equity to total assets was 10.46% at December 31, 2014 and 11.20% at December 31, 2013.

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

Capital to Risk-Adjusted Assets

The following summarizes the ratios of regulatory capital to risk-adjusted assets for the Company on the dates indicated:

At December 31,	2014	2013	Minimum Regulatory Requirement	Well Capitalized
Tier I Capital	13.30%	14.71%	4.00%	6.00%
Total Capital	14.54%	16.18%	8.00%	10.00%
Leverage ratio	7.95%	8.55%	4.00%	5.00%

The following summarizes the ratios of capital to risk-adjusted assets for the Bank on the dates indicated:

At December 31,	2014	2013	Minimum Regulatory Requirement	Well Capitalized
Tier I Capital	12.04%	13.26%	4.00%	6.00%
Total Capital	13.49%	14.93%	8.00%	10.00%
Leverage ratio	7.16%	7.67%	4.00%	5.00%

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

Management has evaluated the capital structure and assets for the Company and the Bank as of December 31, 2014 assuming the Federal Reserve’s final rule was currently fully phased-in. Based on this evaluation, the Company and the Bank currently maintain capital in excess of all the final rule regulatory ratios.

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

[The remainder of this page intentionally left blank]

Deposit Categories

The Company primarily attracts deposits from local businesses and professionals, as well as through retail savings and checking accounts, and, to a more limited extent, certificates of deposit.

The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	2014			2013			2012
For the Years Ended December 31, ($ in thousands)	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate
Noninterest bearing demand	$1,841,522	43.0%	—%	$1,683,447	40.4%	—%	$1,603,981	38.0%	—%
Interest bearing:
Transaction	790,467	18.5%	0.03%	758,771	18.2%	0.03%	754,979	17.9%	0.04%
Savings	1,215,035	28.4%	0.07%	1,151,360	27.7%	0.08%	1,132,980	26.9%	0.08%
Time less than $100 thousand	197,821	4.6%	0.41%	228,061	5.5%	0.47%	264,466	6.3%	0.57%
Time $100 thousand or more	237,002	5.5%	0.38%	341,184	8.2%	0.32%	460,833	10.9%	0.33%
Total*	$4,281,847	100.0%	0.07%	$4,162,823	100.0%	0.08%	$4,217,239	100.0%	0.10%

* The rates for total deposits reflect value of noninterest bearing deposits.

The Company’s strategy includes building the value of its deposit base by building balances of lower-costing deposits and avoiding reliance on higher-costing time deposits. From 2012 to 2014 the deposit composition shifted from higher costing time deposits to lower costing checking and savings accounts. The Company’s average balances of checking and savings accounts represented 90% of average balances of total deposits in 2014 compared with 86% in 2013 and 83% in 2012.
Total time deposits were $385.1 million and $492.8 million at December 31, 2014 and 2013, respectively.  The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits. The Company has no foreign time deposits.

Time Deposits Maturity Distribution

(In thousands)	At December 31, 2014
2015	$301,209
2016	39,530
2017	18,571
2018	12,715
2019	10,843
Thereafter	2,275
Total	$385,143

The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:

Time Deposits Over $100,000 Maturity Distribution

(In thousands)	At December 31, 2014
Three months or less	$106,807
Over three through six months	29,713
Over six through twelve months	35,545
Over twelve months	43,119
Total	$215,184

Short-term Borrowings

The following table sets forth the short-term borrowings of the Company:

Short-Term Borrowings Distribution

	At December 31,
(In thousands)	2014	2013	2012
Securities sold under agreements to repurchase the securities	$89,784	$62,668	$53,687
Total short term borrowings	$89,784	$62,668	$53,687

Further detail of federal funds purchased and other borrowed funds is as follows:

For the Years Ended December 31, ($ in thousands)	2014	2013	2012
Federal funds purchased balances and rates paid on outstanding amount:
Average balance for the year	$8	$8	$8
Maximum month-end balance during the year	—	—	—
Average interest rate for the year	0.48%	0.60%	0.58%
Average interest rate at period end	—%	—%	—%
Securities sold under agreements to repurchase the securities balances and rates paid on outstanding amount:
Average balance for the year	$70,244	$57,446	$81,315
Maximum month-end balance during the year	89,784	66,640	116,974
Average interest rate for the year	0.07%	0.07%	0.07%
Average interest rate at period end	0.06%	0.07%	0.07%
FHLB advances balances and rates paid on outstanding amount:
Average balance for the year	$20,308	$25,499	$25,916
Maximum month-end balance during the year	20,530	25,780	26,004
Average interest rate for the year	2.00%	1.88%	1.86%
Average interest rate at period end	2.04%	1.96%	1.88%
Term repurchase agreement balances and rates paid on outstanding amount:
Average balance for the year	$6,082	$10,000	$10,000
Maximum month-end balance during the year	10,000	10,000	10,000
Average interest rate for the year	0.99%	0.98%	0.99%
Average interest rate at period end	—%	0.97%	0.97%

Financial Ratios

The following table shows key financial ratios for the periods indicated:

At and for the Years Ended December 31,	2014	2013	2012
Return on average total assets	1.22%	1.38%	1.64%
Return on average common shareholders’ equity	11.57%	12.48%	14.93%
Average shareholders’ equity as a percentage of:
Average total assets	10.58%	11.06%	10.97%
Average total loans	29.57%	27.53%	23.47%
Average total deposits	12.24%	12.93%	12.88%
Common dividend payout ratio	66%	60%	51%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Westamerica Bancorporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based upon criteria in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2014 based on the criteria in Internal Control - Integrated Framework (1992) issued by COSO.

The Company’s independent registered public accounting firm has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. This report is included below.

Dated: February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Westamerica Bancorporation:

We have audited Westamerica Bancorporation and subsidiaries (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
KPMG LLP

San Francisco, California
February 27, 2015

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2014	2013
	(In thousands)
Assets
Cash and due from banks	$380,836	$472,028
Investment securities available for sale	1,600,781	1,079,381
Investment securities held to maturity, with fair values of $1,048,562 at December 31, 2014 and $1,112,676 at December 31, 2013	1,038,658	1,132,299
Loans	1,700,290	1,827,744
Allowance for loan losses	(31,485)	(31,693)
Loans, net of allowance for loan losses	1,668,805	1,796,051
Other real estate owned	6,374	13,320
Premises and equipment, net	37,852	37,314
Identifiable intangibles, net	14,287	18,557
Goodwill	121,673	121,673
Other assets	166,458	176,432
Total Assets	$5,035,724	$4,847,055

Liabilities
Deposits:
Noninterest bearing deposits	$1,910,781	$1,740,182
Interest bearing deposits	2,438,410	2,423,599
Total deposits	4,349,191	4,163,781
Short-term borrowed funds	89,784	62,668
Federal Home Loan Bank advances	20,015	20,577
Term repurchase agreement	—	10,000
Other liabilities	50,131	47,095
Total Liabilities	4,509,121	4,304,121

Shareholders’ Equity
Common Stock (no par value), authorized - 150,000 shares Issued and outstanding – 25,745 at December 31, 2014 and 26,510 at December 31, 2013	378,132	378,946
Deferred compensation	2,711	2,711
Accumulated other comprehensive income	5,292	4,313
Retained earnings	140,468	156,964
Total Shareholders’ Equity	526,603	542,934
Total Liabilities and Shareholders’ Equity	$5,035,724	$4,847,055

See accompanying notes to the consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Interest and Loan Fee Income
Loans	$89,056	$102,626	$130,820
Investment securities available for sale	24,740	21,822	19,810
Investment securities held to maturity	26,413	29,948	32,734
Total Interest and Loan Fee Income	140,209	154,396	183,364
Interest Expense
Deposits	2,887	3,348	4,283
Short-term borrowed funds	90	77	77
Federal Home Loan Bank advances	407	480	483
Term repurchase agreement	60	98	99
Debt financing	—	668	802
Total Interest Expense	3,444	4,671	5,744
Net Interest Income	136,765	149,725	177,620
Provision for Loan Losses	2,800	8,000	11,200
Net Interest Income After Provision for Loan Losses	133,965	141,725	166,420
Noninterest Income
Service charges on deposit accounts	24,191	25,693	27,691
Merchant processing services	7,219	9,031	9,734
Debit card fees	5,960	5,829	5,173
Other service fees	2,717	2,846	2,801
Trust fees	2,582	2,313	2,078
ATM processing fees	2,473	2,758	3,396
Financial services commissions	757	831	689
Loss on sale of securities	—	—	(1,287)
Other	5,888	7,710	6,747
Total Noninterest Income	51,787	57,011	57,022
Noninterest Expense
Salaries and related benefits	54,777	56,633	57,388
Occupancy	14,992	15,137	15,460
Outsourced data processing services	8,411	8,548	8,531
Amortization of identifiable intangibles	4,270	4,704	5,368
Furniture and equipment	4,174	3,869	3,775
Courier service	2,624	2,868	3,117
Professional fees	2,346	3,057	3,217
Other real estate owned	(642)	1,035	1,235
Other	15,847	16,763	18,794
Total Noninterest Expense	106,799	112,614	116,885
Income Before Income Taxes	78,953	86,122	106,557
Provision for income taxes	18,307	18,945	25,430
Net Income	$60,646	$67,177	$81,127
Average Common Shares Outstanding	26,099	26,826	27,654
Diluted Average Common Shares Outstanding	26,160	26,877	27,699
Per Common Share Data
Basic earnings	$2.32	$2.50	$2.93
Diluted earnings	2.32	2.50	2.93
Dividends paid	1.52	1.49	1.48

See accompanying notes to the consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)

Net income	$60,646	$67,177	$81,127
Other comprehensive income (loss):
Increase (decrease) in net unrealized gains on securities available for sale	1,627	(17,855)	5,557
Deferred tax (expense) benefit	(684)	7,507	(2,337)
Increase (decrease) in net unrealized gains on securities available for sale, net of tax	943	(10,348)	3,220
Post-retirement benefit transition obligation amortization	61	61	61
Deferred tax expense	(25)	(25)	(25)
Post-retirement benefit transition obligation amortization, net of tax	36	36	36
Total other comprehensive income (loss)	979	(10,312)	3,256
Total comprehensive income	$61,625	$56,865	$84,383

See accompanying notes to the consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Accumulated Deferred Compensation	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2011	28,150	$377,775	$3,060	$11,369	$166,437	$558,641
Net income for the year 2012					81,127	81,127
Other comprehensive income				3,256		3,256
Exercise of stock options	185	7,635				7,635
Tax benefit decrease upon exercise of stock options		(119)				(119)
Restricted stock activity	11	482	41			523
Stock based compensation		1,450				1,450
Stock awarded to employees	2	93				93
Retirement of common stock including repurchases	(1,135)	(15,304)			(36,195)	(51,499)
Dividends					(41,005)	(41,005)
Balance, December 31, 2012	27,213	372,012	3,101	14,625	170,364	560,102
Net income for the year 2013					67,177	67,177
Other comprehensive loss				(10,312)		(10,312)
Exercise of stock options	479	21,499				21,499
Tax benefit decrease upon exercise of stock options		(298)				(298)
Restricted stock activity	15	1,068	(390)			678
Stock based compensation		1,397				1,397
Stock awarded to employees	2	107				107
Retirement of common stock including repurchases	(1,199)	(16,839)			(40,481)	(57,320)
Dividends					(40,096)	(40,096)
Balance, December 31, 2013	26,510	378,946	2,711	4,313	156,964	542,934
Net income for the year 2014					60,646	60,646
Other comprehensive income				979		979
Exercise of stock options	256	12,396				12,396
Tax benefit decrease upon exercise of stock options		(447)				(447)
Restricted stock activity	21	1,114				1,114
Stock based compensation		1,318				1,318
Stock awarded to employees	2	102				102
Retirement of common stock including repurchases	(1,044)	(15,297)			(37,381)	(52,678)
Dividends					(39,761)	(39,761)
Balance, December 31, 2014	25,745	$378,132	$2,711	$5,292	$140,468	$526,603

See accompanying notes to the consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Operating Activities:
Net income	$60,646	$67,177	$81,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	15,502	18,015	14,074
Loan loss provision	2,800	8,000	11,200
Net amortization of deferred loan fees	(279)	(420)	(506)
(Increase) decrease in interest income receivable	(469)	1,249	2,396
Decrease (increase) in deferred tax asset	1,417	(1,618)	(6,952)
(Increase) decrease in other assets	(2,923)	5,814	142
Stock option compensation expense	1,318	1,397	1,450
Tax benefit decrease upon exercise of stock options	447	298	119
Increase (decrease) in income taxes payable	478	(1,677)	(1,439)
Decrease in interest expense payable	(111)	(274)	(334)
Increase (decrease) in other liabilities	4,474	(12,510)	17,147
Loss on sale of securities available for sale	—	—	1,287
Gain on sale of real estate and other assets	(400)	(548)	(1,056)
Write-down/net loss(gain) on sale/ of premises and equipment	76	17	117
Originations of mortgage loans for resale	—	(501)	(675)
Proceeds from sale of mortgage loans originated for resale	—	509	707
Net (gain) loss/write-down on sale of foreclosed assets	(665)	387	660
Net Cash Provided By Operating Activities	82,311	85,315	119,464
Investing Activities:
Net repayments of loans	126,414	274,774	385,042
Proceeds from FDIC1 loss-sharing agreement	6,703	7,069	28,423
Purchases of investment securities available for sale	(1,126,203)	(418,745)	(384,363)
Proceeds from sale/maturity/calls of securities available for sale	604,475	144,886	203,036
Purchases of investment securities held to maturity	(67,725)	(196,536)	(484,002)
Proceeds from maturity/calls of securities held to maturity	153,405	217,652	232,226
Purchases of premises and equipment	(3,791)	(1,693)	(4,834)
Change in FRB2/FHLB3 securities	3,248	3,166	2,088
Proceeds from sale of foreclosed assets	8,212	20,349	28,081
Net Cash (Used In) Provided By Investing Activities	(295,262)	50,922	5,697
Financing Activities:
Net change in deposits	185,508	(68,357)	(16,835)
Net change in short-term borrowings and FHLB3 advances	26,741	3,981	(62,001)
Repayments of debt financing	—	(15,000)	—
Repayments of term repurchase agreement	(10,000)	—	—
Exercise of stock options/issuance of shares	12,396	21,499	7,635
Tax benefit decrease upon exercise of stock options	(447)	(298)	(119)
Retirement of common stock including repurchases	(52,678)	(57,320)	(51,499)
Common stock dividends paid	(39,761)	(40,096)	(41,005)
Net Cash Provided By (Used In) Financing Activities	121,759	(155,591)	(163,824)
Net Change In Cash and Due from Banks	(91,192)	(19,354)	(38,663)
Cash and Due from Banks at Beginning of Year	472,028	491,382	530,045
Cash and Due from Banks at End of Year	$380,836	$472,028	$491,382
Supplemental Disclosures:
Supplemental disclosure of noncash activities:
Loan collateral transferred to other real estate owned	$968	$8,643	$11,619
Securities purchases pending settlement	2,892	3,769	—
Supplemental disclosure of cash flow activity:
Interest paid for the period	3,822	5,452	6,814
Income tax payments for the period	16,412	22,562	34,111

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

Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments about future economic and market conditions. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Although the estimates contemplate current conditions and how Management expects them to change in the future, it is reasonably possible that in 2015 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial conditions. The most significant of these involve the Allowance for Credit Losses, as discussed below under “Allowance for Credit Losses.”

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

The Company utilizes third-party sources to value its investment securities; securities individually valued using quoted prices in active markets are classified as Level 1 assets in the fair value hierarchy, and securities valued using quoted prices in active markets for similar securities (commonly referred to as “matrix” pricing) are classified as Level 2 assets in the fair value hierarchy. The Company validates the reliability of third-party provided values by comparing individual security pricing for securities between more than one third-party source. When third-party information is not available, valuation adjustments are estimated in good faith by Management.

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

The preparation of these financial statements requires Management to estimate the amount of losses inherent in the loan portfolio and establish an allowance for credit losses. The allowance for credit losses is established by assessing a provision for loan losses against the Company’s earnings. In estimating credit losses, Management must exercise significant judgment in evaluating information deemed relevant, such as financial information regarding individual borrowers, overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other information. The amount of ultimate losses on the loan portfolio can vary from the estimated amounts. Management follows a systematic methodology to estimate loss potential in an effort to reduce the differences between estimated and actual losses.

The allowance for credit losses is established through provisions for credit losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of the recorded amount of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized. The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions, FDIC loss-sharing or similar credit protection agreements and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectability is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. The Company evaluates all classified loans and nonaccrual loans with outstanding principal balances in excess of $500 thousand, and all “troubled debt restructured” loans for impairment. A second allocation is based in part on quantitative analyses of historical credit loss experience. The results of this analysis are applied to current loan balances to allocate the reserve to the respective segments of the loan portfolio. In addition, consumer installment loans which have similar characteristics and are not usually criticized using regulatory guidelines are analyzed and reserves established based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. The remainder of the reserve is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses that are attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific segment of the loan portfolio in a statistically meaningful manner.

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

Management has evaluated the impact that the change in accounting policy and has elected to not implement the proportional amortization method. Therefore, the impact will be limited to additional disclosures only.

Note 2: Investment Securities

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,500	$5	$—	$3,505
Securities of U.S. Government sponsored entities	635,278	937	(1,027)	635,188
Residential mortgage-backed securities	24,647	1,776	(16)	26,407
Commercial mortgage-backed securities	2,923	6	(10)	2,919
Obligations of states and political subdivisions	171,907	10,015	(123)	181,799
Residential collateralized mortgage obligations	230,347	634	(8,524)	222,457
Asset-backed securities	8,349	—	(36)	8,313
FHLMC(1) and FNMA(2) stock	775	4,393	—	5,168
Corporate securities	511,699	2,169	(1,629)	512,239
Other securities	2,039	871	(124)	2,786
Total	$1,591,464	$20,806	$(11,489)	$1,600,781
(1) Federal Home Loan Mortgage Corporation
(2) Federal National Mortgage Association

An analysis of the amortized cost, gross unrealized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$1,066	$11	$—	$1,077
Residential mortgage-backed securities	59,078	1,183	(137)	60,124
Obligations of states and political subdivisions	720,189	11,350	(2,358)	729,181
Residential collateralized mortgage obligations	258,325	2,236	(2,381)	258,180
Total	$1,038,658	$14,780	$(4,876)	$1,048,562

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,500	$9	$(3)	$3,506
Securities of U.S. Government sponsored entities	131,080	75	(663)	130,492
Residential mortgage-backed securities	32,428	1,763	(15)	34,176
Commercial mortgage-backed securities	3,411	19	(5)	3,425
Obligations of states and political subdivisions	186,082	5,627	(323)	191,386
Residential collateralized mortgage obligations	266,890	730	(14,724)	252,896
Asset-backed securities	14,653	3	(101)	14,555
FHLMC(1) and FNMA(2) stock	804	12,568	—	13,372
Corporate securities	430,794	2,901	(1,264)	432,431
Other securities	2,049	1,251	(158)	3,142
Total	$1,071,691	$24,946	$(17,256)	$1,079,381
(1) Federal Home Loan Mortgage Corporation
(2) Federal National Mortgage Association

An analysis of the amortized cost, gross unrealized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$1,601	$—	$(4)	$1,597
Residential mortgage-backed securities	65,076	854	(624)	65,306
Obligations of states and political subdivisions	756,707	6,211	(21,667)	741,251
Residential collateralized mortgage obligations	308,915	1,209	(5,602)	304,522
Total	$1,132,299	$8,274	$(27,897)	$1,112,676

The amortized cost and fair value of securities by contractual maturity are shown in the following tables at the dates indicated:

	At December 31, 2014
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$57,891	$57,991	$15,355	$15,855
Over 1 to 5 years	629,200	630,797	228,380	230,248
Over 5 to 10 years	584,872	589,250	285,219	288,631
Over 10 years	58,770	63,006	192,301	195,524
Subtotal	1,330,733	1,341,044	721,255	730,258
Mortgage-backed securities and residential collateralized mortgage obligations	257,917	251,783	317,403	318,304
Other securities	2,814	7,954	—	—
Total	$1,591,464	$1,600,781	$1,038,658	$1,048,562

Securities available for sale at December 31, 2014 with maturity dates over five years but less than ten years include $429,576 thousand (fair value) of securities of U.S. Government sponsored entities with call options on dates within one year or less, of which $279,961 thousand have interest coupons which will increase if the issuer does not exercise the call option.

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

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At December 31, 2014 and December 31, 2013, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of the gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2014
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	15	$253,632	$(989)	1	$9,963	$(38)	16	$263,595	$(1,027)
Residential mortgage-backed securities	-	-	-	2	822	(16)	2	822	(16)
Commercial mortgage-backed securities	1	942	(7)	1	803	(3)	2	1,745	(10)
Obligations of states and political subdivisions	7	2,548	(18)	17	5,518	(105)	24	8,066	(123)
Residential collateralized mortgage obligations	-	-	-	32	205,074	(8,524)	32	205,074	(8,524)
Asset-backed securities	1	5,008	(7)	1	3,305	(29)	2	8,313	(36)
Corporate securities	53	165,026	(1,304)	5	34,222	(325)	58	199,248	(1,629)
Other securities	-	-	-	1	1,876	(124)	1	1,876	(124)
Total	77	$427,156	$(2,325)	60	$261,583	$(9,164)	137	$688,739	$(11,489)

An analysis of gross unrealized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2014
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Residential mortgage-backed securities	4	$19,467	$(132)	1	$201	$(5)	5	$19,668	$(137)
Obligations of states and political subdivisions	103	76,202	(439)	138	123,370	(1,919)	241	199,572	(2,358)
Residential collateralized mortgage obligations	5	13,932	(166)	22	119,513	(2,215)	27	133,445	(2,381)
Total	112	$109,601	$(737)	161	$243,084	$(4,139)	273	$352,685	$(4,876)

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

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2014.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of December 31, 2014, $757,623 thousand of investment securities were pledged to secure public deposits, short-term borrowed funds and FHLB advances. As of December 31, 2013, $778,588 thousand of investment securities were pledged to secure public deposits, short-term borrowed funds, FHLB advances and term repurchase agreements.

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

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and that is exempt from regular federal income tax:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)

Taxable	$24,766	$22,201	$21,346
Tax-exempt from regular federal income tax	26,387	29,569	31,198
Total interest income from investment securities	$51,153	$51,770	$52,544

Note 3: Loans and Allowance for Credit Losses

The FDIC indemnification expired February 6, 2014 for County Bank non-single-family residential collateralized purchased loans; accordingly, such loans have been reclassified from purchased covered loans to purchased non-covered loans.

A summary of the major categories of loans outstanding is shown in the following tables.

	At December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$374,005	$567,594	$11,003	$146,925	$370,842	$1,470,369
Purchased covered loans:
Gross purchased covered loans	-	-	-	2,626	14,920	17,546
Credit risk discount	-	-	-	(434)	(34)	(468)
Purchased non-covered loans:
Gross purchased non-covered loans	19,166	157,502	2,919	972	41,656	222,215
Credit risk discount	(1,356)	(6,492)	(50)	(262)	(1,212)	(9,372)
Total	$391,815	$718,604	$13,872	$149,827	$426,172	$1,700,290

	At December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$338,824	$596,653	$10,723	$176,196	$400,888	$1,523,284
Purchased covered loans:
Gross purchased covered loans	20,066	175,562	3,223	8,558	54,194	261,603
Credit risk discount	(1,530)	(8,122)	(50)	(434)	(797)	(10,933)
Purchased non-covered loans:
Gross purchased non-covered loans	7,525	35,712	-	999	12,799	57,035
Credit risk discount	(726)	(786)	-	(262)	(1,471)	(3,245)
Total	$364,159	$799,019	$13,896	$185,057	$465,613	$1,827,744

Changes in the carrying amount of impaired purchased loans were as follows:

	For the Years Ended December 31,
	2014	2013
Impaired purchased loans	(In thousands)
Carrying amount at the beginning of the period	$4,936	$14,629
Reductions during the period	(264)	(9,693)
Carrying amount at the end of the period	$4,672	$4,936

Changes in the accretable yield for purchased loans were as follows:

	For the Years Ended December 31,
	2014	2013
Accretable yield:	(In thousands)
Balance at the beginning of the period	$2,505	$4,948
Reclassification from nonaccretable difference	5,016	12,504
Accretion	(5,260)	(14,947)
Balance at the end of the period	$2,261	$2,505

Accretion	$(5,260)	$(14,947)
Reduction in FDIC indemnification asset	1,110	11,438
(Increase) in interest income	$(4,150)	$(3,509)

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses For the Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,005	$12,070	$602	$405	$3,198	$-	$1,561	$9,852	$31,693
Additions:
Provision	1,095	(7,276)	39	1,866	6,864	1,006	-	(794)	2,800
Deductions:
Chargeoffs	(1,890)	(762)	-	(30)	(4,214)	(522)	-	-	(7,418)
Recoveries	2,250	213	3	-	1,869	75	-	-	4,410
Net loan recoveries (losses)	360	(549)	3	(30)	(2,345)	(447)	-	-	(3,008)
Indemnification expiration	-	-	-	-	-	1,561	(1,561)	-	-
Balance at end of period	5,460	4,245	644	2,241	7,717	2,120	-	9,058	31,485
Liability for off-balance sheet credit exposure	2,408	-	344	-	437	-	-	(496)	2,693
Total allowance for credit losses	$7,868	$4,245	$988	$2,241	$8,154	$2,120	$-	$8,562	$34,178

	Allowance for Credit Losses For the Year Ended December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,445	$10,063	$484	$380	$3,194	$-	$1,005	$8,663	$30,234
Additions:
Provision	(1,158)	2,813	118	134	1,949	385	2,570	1,189	8,000
Deductions:
Chargeoffs	(2,857)	(997)	-	(109)	(4,097)	(385)	(2,286)	-	(10,731)
Recoveries	1,575	191	-	-	2,152	-	272	-	4,190
Net loan losses	(1,282)	(806)	-	(109)	(1,945)	(385)	(2,014)	-	(6,541)
Balance at end of period	4,005	12,070	602	405	3,198	-	1,561	9,852	31,693
Liability for off-balance sheet credit exposure	1,658	-	37	-	497	-	-	501	2,693
Total allowance for credit losses	$5,663	$12,070	$639	$405	$3,695	$-	$1,561	$10,353	$34,386

	Allowance for Credit Losses For the Year Ended December 31, 2012
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,012	$10,611	$2,342	$781	$3,072	$-	$-	$9,779	$32,597
Additions:
Provision	5,967	451	135	755	3,084	110	1,814	(1,116)	11,200
Deductions:
Chargeoffs	(6,851)	(1,202)	(2,217)	(1,156)	(5,685)	(110)	(953)	-	(18,174)
Recoveries	1,317	203	224	-	2,723	-	144	-	4,611
Net loan losses	(5,534)	(999)	(1,993)	(1,156)	(2,962)	(110)	(809)	-	(13,563)
Balance at end of period	6,445	10,063	484	380	3,194	-	1,005	8,663	30,234
Liability for off-balance sheet credit exposure	1,734	9	-	-	419	-	-	531	2,693
Total allowance for credit losses	$8,179	$10,072	$484	$380	$3,613	$-	$1,005	$9,194	$32,927

The allowance for credit losses and recorded investment in loans were evaluated for impairment as follows:

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$496	$-	$-	$-	$-	$-	$-	$-	$496
Collectively evaluated for impairment	7,372	4,245	988	2,241	8,154	2,120	-	8,562	33,682
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$7,868	$4,245	$988	$2,241	$8,154	$2,120	$-	$8,562	$34,178
Carrying value of loans:
Individually evaluated for impairment	$11,811	$2,970	$-	$574	$599	$12,364	$-	$-	$28,318
Collectively evaluated for impairment	362,194	564,624	11,003	146,351	370,243	196,034	16,851	-	1,667,300
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,445	227	-	4,672
Total	$374,005	$567,594	$11,003	$146,925	$370,842	$212,843	$17,078	$-	$1,700,290

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$100	$1,243	$-	$-	$-	$-	$153	$-	$1,496
Collectively evaluated for impairment	5,563	10,827	639	405	3,695	-	1,408	10,353	32,890
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$5,663	$12,070	$639	$405	$3,695	$-	$1,561	$10,353	$34,386
Carrying value of loans:
Individually evaluated for impairment	$3,901	$3,357	$-	$-	$-	$3,785	$9,999	$-	$21,042
Collectively evaluated for impairment	334,923	593,296	10,723	176,196	400,888	47,571	238,169	-	1,801,766
Purchased loans with evidence of credit deterioration	-	-	-	-	-	2,434	2,502	-	4,936
Total	$338,824	$596,653	$10,723	$176,196	$400,888	$53,790	$250,670	$-	$1,827,744

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$366,487	$527,980	$11,003	$144,902	$369,618	$182,644	$15,509	$1,618,143
Substandard	7,506	39,614	-	2,023	734	39,473	2,037	91,387
Doubtful	12	-	-	-	12	77	-	101
Loss	-	-	-	-	478	21	-	499
Credit risk discount	-	-	-	-	-	(9,372)	(468)	(9,840)
Total	$374,005	$567,594	$11,003	$146,925	$370,842	$212,843	$17,078	$1,700,290

 (1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$329,667	$554,991	$10,274	$174,113	$399,377	$41,490	$196,882	$1,706,794
Substandard	8,142	41,662	449	2,083	1,127	14,587	64,624	132,674
Doubtful	1,015	-	-	-	19	958	97	2,089
Loss	-	-	-	-	365	-	-	365
Credit risk discount	-	-	-	-	-	(3,245)	(10,933)	(14,178)
Total	$338,824	$596,653	$10,723	$176,196	$400,888	$53,790	$250,670	$1,827,744

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2014
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$372,235	$1,704	$36	$-	$30	$374,005
Commercial real estate	557,041	6,500	-	-	4,053	567,594
Construction	11,003	-	-	-	-	11,003
Residential real estate	144,021	1,513	817	-	574	146,925
Consumer installment and other	365,753	3,310	625	502	652	370,842
Total originated loans	1,450,053	13,027	1,478	502	5,309	1,470,369
Purchased non-covered loans	196,150	4,204	491	-	11,998	212,843
Purchased covered loans	16,389	389	3	-	297	17,078
Total	$1,662,592	$17,620	$1,972	$502	$17,604	$1,700,290

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2013
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$336,497	$677	$383	$-	$1,267	$338,824
Commercial real estate	586,619	4,012	2,473	-	3,549	596,653
Construction	10,275	-	-	-	448	10,723
Residential real estate	173,082	2,789	325	-	-	176,196
Consumer installment and other	396,725	3,035	606	410	112	400,888
Total originated loans	1,503,198	10,513	3,787	410	5,376	1,523,284
Purchased non-covered loans	45,755	4,237	180	-	3,618	53,790
Purchased covered loans	236,577	845	940	-	12,308	250,670
Total	$1,785,530	$15,595	$4,907	$410	$21,302	$1,827,744

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$1,146	$1,866	$2,936
Less: Interest income recognized on nonaccrual loans	(60)	(402)	(1,204)
Total reduction of interest income	$1,086	$1,464	$1,732

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2014 and December 31, 2013.

The following summarizes impaired loans:

	Impaired Loans
	At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$2,031	$2,095	$-
Commercial real estate	19,478	25,519	-
Construction	1,834	1,884	-
Residential real estate	574	574	-
Consumer installment and other	1,518	1,628	-

Impaired loans with an allowance recorded:
Commercial	9,910	9,910	496
Commercial real estate	-	-	-
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$11,941	$12,005	$496
Commercial real estate	19,478	25,519	-
Construction	1,834	1,884	-
Residential real estate	574	574	-
Consumer installment and other	1,518	1,628

	Impaired Loans At December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$3,931	$4,498	$-
Commercial real estate	11,002	13,253	-
Construction	2,483	2,947	-
Consumer installment and other	2,014	2,133	-

Impaired loans with an allowance recorded:
Commercial	1,000	2,173	100
Commercial real estate	9,773	12,482	1,396
Construction	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$4,931	$6,671	$100
Commercial real estate	20,775	25,735	1,396
Construction	2,483	2,947	-
Consumer installment and other	2,014	2,133	-

Impaired loans include troubled debt restructured loans. Impaired loans at December 31, 2014, included $4,837 thousand of restructured loans, none of which were on nonaccrual status. Impaired loans at December 31, 2013, included $5,453 thousand of restructured loans, including $529 thousand that were on nonaccrual status.

	Impaired Loans
	For the Years Ended
	December 31, 2014		December 31, 2013
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$5,240	$325	$10,566	$222
Commercial real estate	19,880	469	27,186	763
Construction	2,015	-	2,400	80
Residential real estate	153	-	362	-
Consumer installment and other	1,399	29	1,469	38
Total	$28,687	$823	$41,983	$1,103

The following tables provide information on troubled debt restructurings:

	Troubled Debt Restructurings At December 31, 2014
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	3	$2,075	$1,901	$-
Commercial real estate	4	2,890	2,928	-
Consumer installment and other	1	18	8	-
Total	8	$4,983	$4,837	$-

	Troubled Debt Restructurings At December 31, 2013
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	4	$3,427	$3,164	$-
Commercial real estate	2	2,291	2,289	-
Total	6	$5,718	$5,453	$-

	Troubled Debt Restructurings At December 31, 2012
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	3	$1,318	$1,196	$797
Commercial real estate	2	5,391	5,482	-
Total	5	$6,709	$6,678	$797

During the year ended December 31, 2014, the Company modified five loans with a total carrying value of $713 thousand that were considered troubled debt restructurings. The concessions granted in the five restructurings completed in 2014 consisted of modification of payment terms to extend the maturity date to allow for deferred principal repayment. During the year ended December 31, 2013, the Company modified five loans with a total carrying value of $4,966 thousand that were considered troubled debt restructurings. The concessions granted in the five restructurings completed in 2013 consisted of modification of payment terms to lower the interest rate and extend the maturity date to allow for deferred principal repayment. During the year ended December 31, 2012, the Company modified three loans with carrying values totaling $5,821 thousand that were considered troubled debt restructurings. The concessions granted in the restructurings completed in 2012 largely consisted of modifications of payment terms extending maturity dates to allow for deferred principal repayment.

During the year ended December 31, 2014, no troubled debt restructured loans defaulted. During the year ended December 31, 2013 a commercial real estate loan with a carrying value of $3,954 thousand defaulted within 12 months of the modification date. During the year ended December 31, 2012, troubled debt restructured construction and commercial loans with carrying values totaling $3,068 thousand and $988 thousand, respectively, defaulted. A troubled debt restructuring is considered to be in default when payments are 90 days or more past due.

The Company pledges loans to secure borrowings from the Federal Home Loan Bank of San Francisco (FHLB). The carrying value of the FHLB advances was $20,015 thousand and $20,577 thousand at December 31, 2014 and December 31, 2013, respectively. The loans restricted due to collateral requirements approximated $18,366 thousand and $24,242 thousand at December 31, 2014 and December 31, 2013, respectively. The FHLB does not have the right to sell or repledge such loans.

There were no loans held for sale at December 31, 2014 and December 31, 2013.

Note 4: Concentration of Credit Risk

The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments and standby letters of credit related to real estate loans of $66,086 thousand and $62,277 thousand at December 31, 2014 and December 31, 2013, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. Under the California Financial Code, loans to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At December 31, 2014, Westamerica Bank did not have loans to any one customer exceeding these limits; Westamerica Bank had 36 borrower relationships with aggregate loans exceeding $5 million.

Note 5: Premises, Equipment and Other Assets

Premises and equipment consisted of the following:

	At December 31,
	Cost	Accumulated Depreciation and Amortization	Net Book Value
	(In thousands)
2014
Land	$11,933	$—	$11,933
Buildings and improvements	40,939	(23,267)	17,672
Leasehold improvements	5,742	(4,664)	1,078
Furniture and equipment	21,438	(14,269)	7,169
Total	$80,052	$(42,200)	$37,852
2013
Land	$11,983	$—	$11,983
Buildings and improvements	41,092	(22,321)	18,771
Leasehold improvements	5,761	(4,453)	1,308
Furniture and equipment	18,365	(13,113)	5,252
Total	$77,201	$(39,887)	$37,314

Depreciation and amortization of premises and equipment included in noninterest expense amounted to $3,177 thousand in 2014, $3,001 thousand in 2013 and $2,626 thousand in 2012.

Other assets consisted of the following:

	At December 31,
	2014	2013
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Federal Home Loan Bank stock (2)	940	4,188
Other investments	241	376
Total cost method equity investments	15,250	18,633
Life insurance cash surrender value	46,479	43,896
Deferred taxes receivable	50,903	53,281
Limited partnership investments	18,673	18,198
Interest receivable	19,394	18,925
FDIC indemnification receivable	—	4,032
Prepaid assets	5,609	5,229
Other assets	10,150	14,238
Total other assets	$166,458	$176,432

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

Note 6: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the years ended December 31, 2014 and December 31, 2013. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the years ended December 31, 2014 and year ended December 31, 2013, no such adjustments were recorded.

The carrying values of goodwill were:

	At December 31,
	2014	2013
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of intangible assets and accumulated amortization was:

	At December 31,
	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(43,188)	$56,808	$(39,242)
Merchant Draft Processing Intangible	10,300	(9,633)	10,300	(9,309)
Total Intangible Assets	$67,108	$(52,821)	$67,108	$(48,551)

As of December 31, 2014, the current year and estimated future amortization expense for intangible assets was as follows:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
For the Year ended December 31, 2014 (actual)	$3,946	$324	$4,270
Estimate for year ended December 31,
2015	3,594	262	3,856
2016	3,292	212	3,504
2017	2,913	164	3,077
2018	1,892	29	1,921
2019	538	—	538

Note 7: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits At December 31,
	2014	2013
	(In thousands)
Noninterest bearing	$1,910,781	$1,740,182
Interest bearing:
Transaction	792,448	763,088
Savings	1,260,819	1,167,744
Time deposits less than $100 thousand	169,959	193,913
Time deposits $100 thousand through $250 thousand	113,023	100,514
Time deposits more than $250 thousand	102,161	198,340
Total deposits	$4,349,191	$4,163,781

Demand deposit overdrafts of $3,173 thousand and $3,002 thousand were included as loan balances at December 31, 2014 and December 31, 2013, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $893 thousand in 2014, $1,096 thousand in 2013 and $1,530 thousand in 2012.

Short-term borrowed funds of $89,784 thousand and $62,668 thousand at December 31, 2014 and December 31, 2013, respectively, represent securities sold under agreements to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. Securities sold under repurchase agreements are held in the custody of independent securities brokers. The carrying amount of the securities approximates $148,014 thousand and $113,902 thousand at December 31, 2014 and December 31, 2013, respectively. The short-term borrowed funds mature on an overnight basis.

Federal Home Loan Bank (“FHLB”) advances with a carrying value of $20,015 thousand at December 31, 2014 and $20,577 thousand at December 31, 2013 are secured by residential real estate loans and securities. The amount of such loans and securities approximates $26,484 thousand at December 31, 2014 and $32,953 thousand at December 31, 2013. The FHLB advances are due in full at par value upon their maturity dates: $20,000 thousand mature in January 2015. The FHLB advances may be paid off prior to such maturity dates subject to prepayment fees.

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

The Company has a $35,000 thousand unsecured line of credit which had no outstanding balance at December 31, 2014 and December 31, 2013. The line of credit has a variable interest rate, which was 2.0% per annum at December 31, 2014, with interest payable monthly on outstanding advances. Advances may be made up to the unused credit limit through March 18, 2015.

The following table summarizes deposits and borrowed funds of the Company for the periods indicated:

	Balance At December 31, 2014	Average Balance For the Year Ended December 31, 2014	Weighted Average Rate	Balance At December 31, 2013	Average Balance For the Year Ended December 31, 2013	Weighted Average Rate
($ in thousands)
Time deposits over $100 thousand	$215,184	$237,002	0.38%	$298,854	$341,184	0.32%
Securities sold under repurchase agreements	89,784	70,244	0.07	62,668	57,446	0.07
Federal Home Loan Bank advances	20,015	20,308	2.00	20,577	25,499	1.88
Term repurchase agreement	—	6,082	0.99	10,000	10,000	0.98
Federal funds purchased	—	8	0.48	—	8	0.60
	For the years ended December 31,
	2014	2013
	Highest Balance at Any Month-end	Highest Balance at Any Month-end
	(In thousands)
Securities sold under repurchase agreements	$89,784	$66,640
Federal Home Loan Bank advances	20,530	25,780
Term repurchase agreement	10,000	10,000

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

The following table summarizes information about stock options granted under the Plan as of December 31, 2014. The intrinsic value is calculated as the difference between the market value as of December 31, 2014 and the exercise price of the shares. The market value as of December 31, 2014 was $48.96 as reported by the NASDAQ Global Select Market:

			Options Outstanding				Options Exercisable
Range of Exercise Price			Number Outstanding at 12/31/2014 (in thousands)	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable at 12/31/2014 (in thousands)	Aggregate Intrinsic Value (in thousands)	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price

$40	–	45	283	$1,514	7.5	$44	103	$569	6.5	$43
45	–	50	339	738	5.0	47	262	506	4.3	47
50	–	55	1,074	—	4.1	52	832	—	2.7	52
55	–	60	193	—	5.1	57	193	—	5.1	57
$40	–	60	1,889	$2,252	4.9	50	1,390	$1,075	3.6	51

[The remainder of this page intentionally left blank]

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the twelve months ended December 31, 2014, 2013 and 2012, the Company granted 294 thousand, 322 thousand and 296 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

For the Years Ended December 31,	2014	2013	2012
Expected volatility*1	16%	17%	21%
Expected life in years*2	4.9	4.8	4.8
Risk-free interest rate*3	1.59%	0.74%	0.72%
Expected dividend yield	3.32%	3.57%	3.20%
Fair value per award	$5.91	$4.61	$5.61

*1	Measured using daily price changes of Company’s stock over respective expected term of the option and the implied volatility derived from the market prices of the Company’s stock and traded options.
*2	The number of years that the Company estimates that the options will be outstanding prior to exercise
*3	The risk-free rate over the expected life based on the US Treasury yield curve in effect at the time of the grant

Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options at December 31, 2014 is 1,232 thousand.

A summary of option activity during the year ended December 31, 2014 is presented below:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at January 1, 2014	2,078	$49.66
Granted	294	53.35
Exercised	(256)	48.30
Forfeited or expired	(227)	50.60
Outstanding at December 31, 2014	1,889	50.31	4.9
Exercisable at December 31, 2014	1,390	50.87	3.6

A summary of the Company’s nonvested option activity during the year ended December 31, 2014 is presented below:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	563
Granted	294
Vested	(269)
Forfeited	(89)
Nonvested at December 31, 2014	499	$5.40

The weighted average estimated grant date fair value for options granted under the Company’s stock option plan during the twelve months ended December 31, 2014, 2013 and 2012 was $5.91, $4.61 and $5.61 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2014 is $431 thousand and the weighted average period over which the cost is expected to be recognized is 1.9 years.

The total intrinsic value of options exercised during the twelve months ended December 31, 2014, 2013 and 2012 was $1,309 thousand, $2,058 thousand and $767 thousand, respectively. The total fair value of RPSs that vested during the twelve months ended December 31, 2014, 2013 and 2012 was $1,115 thousand, $678 thousand and $734 thousand, respectively. The total fair value of options vested during the twelve months ended December 31, 2014, 2013 and 2012 was $1,397 thousand, $1,514 thousand and $1,321 thousand, respectively. The decrease in tax benefits recognized for the tax deductions from the exercise of options totaled $447 thousand, $298 thousand and $119 thousand, respectively, for the twelve months ended December 31, 2014, 2013 and 2012.

A summary of the status of the Company’s restricted performance shares as of December 31, 2014 and 2013 and changes during the twelve months ended on those dates, follows (in thousands):

	2014	2013
Outstanding at January 1,	59	54
Granted	17	20
Issued upon vesting	(21)	(15)
Forfeited	(5)	—
Outstanding at December 31,	50	59

As of December 31, 2014 and 2013, the restricted performance shares had a weighted-average contractual life of 1.2 years and 1.3 years, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $575 thousand, $1,338 thousand and $710 thousand for the twelve months ended December 31, 2014, 2013 and 2012, respectively. There were no stock appreciation rights or incentive stock options granted in the twelve months ended December 31, 2014 and 2013.

On February 13, 2009, the Company issued a warrant to purchase 246,640 shares of the Company’s common stock at an exercise price of $50.92 per share. The warrants remain outstanding at December 31, 2014.

The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2014, approximately 1,733 thousand shares remained available to repurchase under such plans.

Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2014, no shares of Class B Common Stock or Preferred Stock were outstanding.

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

As of December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject.

[The remainder of this page intentionally left blank]

The Company and the Bank are well capitalized under the FDICIA regulatory framework for prompt corrective action. To be well capitalized, the institution must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order. The following tables show capital ratios for the Company and the Bank as of December 31, 2014 and 2013:

			For Capital Adequacy Purposes		To Be Well Capitalized Under the FDICIA Prompt Corrective Action Provisions
At December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$427,612	14.54%	$235,289	8.00%	$294,111	10.00%
Westamerica Bank	391,219	13.49%	232,036	8.00%	290,045	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	391,121	13.30%	117,644	4.00%	176,467	6.00%
Westamerica Bank	349,120	12.04%	116,018	4.00%	174,027	6.00%
Leverage Ratio *
Consolidated Company	391,121	7.95%	196,809	4.00%	246,011	5.00%
Westamerica Bank	349,120	7.16%	195,149	4.00%	243,936	5.00%

			For Capital Adequacy Purposes		To Be Well Capitalized Under the FDICIA Prompt Corrective Action Provisions
At December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Total Capital (to risk-weighted assets)
Consolidated Company	$446,331	16.18%	$220,745	8.00%	$275,931	10.00%
Westamerica Bank	406,418	14.93%	217,730	8.00%	272,162	10.00%
Tier 1 Capital (to risk-weighted assets)
Consolidated Company	405,798	14.71%	110,372	4.00%	165,559	6.00%
Westamerica Bank	360,809	13.26%	108,865	4.00%	163,297	6.00%
Leverage Ratio *
Consolidated Company	405,798	8.55%	189,762	4.00%	237,203	5.00%
Westamerica Bank	360,809	7.67%	188,109	4.00%	235,137	5.00%

*	The leverage ratio consists of Tier 1 capital divided by average assets, excluding certain intangible assets, during the most recent calendar quarter.

FDIC-covered assets are included in the 20% risk-weight category until the loss-sharing agreements terminate; the residential loss-sharing agreement expires February 6, 2019 and the non-residential loss-sharing agreement expired (as to losses) February 6, 2014.

[The remainder of this page intentionally left blank]

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

The components of the net deferred tax asset are as follows:

	At December 31,
	2014	2013
	(In thousands)
Deferred tax asset
Allowance for credit losses	$14,220	$14,309
State franchise taxes	2,867	3,249
Deferred compensation	7,839	7,991
Real estate owned	1,041	2,095
Purchased assets and assumed liabilities	6,389	5,294
Post-retirement benefits	1,097	1,059
Employee benefit accruals	4,692	5,321
VISA Class B shares	1,706	1,554
Limited partnership investments	1,332	1,299
Impaired capital assets	18,941	20,793
Leases	84	123
Premises and equipment	538	690
Other	730	654
Subtotal deferred tax asset	61,476	64,431
Valuation allowance	—	—
Total deferred tax asset	61,476	64,431
Deferred tax liability
Net deferred loan fees	461	383
Intangible assets	5,770	7,408
Securities available for sale	3,919	3,233
Other	423	126
Total deferred tax liability	10,573	11,150
Net deferred tax asset	$50,903	$53,281

Based on Management’s judgment, a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income. Net deferred tax assets are included with interest receivable and other assets in the Consolidated Balance Sheets.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred are as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Current income tax expense:
Federal	$11,950	$13,975	$22,368
State	7,802	8,597	11,456
Total current	19,752	22,572	33,824
Deferred income tax (benefit) expense:
Federal	(1,220)	(2,518)	(7,280)
State	(225)	(1,109)	(1,114)
Total deferred	(1,445)	(3,627)	(8,394)
Provision for income taxes	$18,307	$18,945	$25,430

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Federal income taxes due at statutory rate	$27,634	$30,142	$37,295
Reductions in income taxes resulting from:
Interest on state and municipal securities and loans not taxable for federal income tax purposes	(10,173)	(11,565)	(12,494)
State franchise taxes, net of federal income tax benefit	4,925	4,712	6,722
Tax credits	(2,700)	(3,190)	(3,684)
Dividend received deduction	(39)	(32)	(28)
Cash value life insurance	(641)	(747)	(953)
Other	(699)	(375)	(1,428)
Provision for income taxes	$18,307	$18,945	$25,430

At December 31, 2014, the company had no net operating loss and general tax credit carryforwards for tax return purposes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits follow:

	2014	2013
	(In thousands)
Balance at January 1,	$1,437	$747
Additions for tax positions taken in the current period	245	483
Reductions for tax positions taken in the current period	—	—
Additions for tax positions taken in prior years	—	212
Reductions for tax positions taken in prior years	(47)	—
Decreases related to settlements with taxing authorities	—	—
Decreases as a result of a lapse in statute of limitations	—	(5)
Balance at December 31,	$1,635	$1,437

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2015. Unrecognized tax benefits at December 31, 2014 and 2013 include accrued interest and penalties of $93 thousand and $85 thousand, respectively. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes. The tax years ended December 31, 2014, 2013, 2012 and 2011 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2014, 2013, 2012, 2011, 2010 and 2009 remain subject to examination by the California Franchise Tax Board. The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

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

The Company relies on independent vendor pricing services to measure fair value for investment securities available for sale and investment securities held to maturity. The Company employs three pricing services. To validate the pricing of these vendors, the Company compares vendors’ pricing for each of the securities for consistency; significant pricing differences, if any, are evaluated using all available independent quotes with the quote closely affecting the market is generally used as the fair value estimate. In addition, the Company conducts “other than temporary impairment (OTTI)” analysis on a quarterly basis; securities selected for OTTI analysis include all securities at a market price below 95 percent of par value and with a market to book ratio below 95:100. As with any valuation technique used to estimate fair value, changes in underlying assumptions used could significantly affect the results of current and future values. Accordingly, these fair value estimates may not be realized in an actual sale of the securities.

When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new assumptions used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the years ended December 31, 2014 and December 31, 2013, there were no transfers in or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	At December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,505	$3,505	$-	$-
Securities of U.S. Government sponsored entities	635,188	635,188	-	-
Residential mortgage-backed securities	26,407	-	26,407	-
Commercial mortgage-backed securities	2,919	-	2,919	-
Obligations of states and political subdivisions	181,799	-	181,799	-
Residential collateralized mortgage obligations	222,457	-	222,457	-
Asset-backed securities	8,313	-	8,313	-
FHLMC and FNMA stock	5,168	5,168	-	-
Corporate securities	512,239	-	512,239	-
Other securities	2,786	910	1,876	-
Total securities available for sale	$1,600,781	$644,771	$956,010	$-

	At December 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,506	$3,506	$-	$-
Securities of U.S. Government sponsored entities	130,492	130,492	-	-
Residential mortgage-backed securities	34,176	-	34,176	-
Commercial mortgage-backed securities	3,425	-	3,425	-
Obligations of states and political subdivisions	191,386	-	191,386	-
Residential collateralized mortgage obligations	252,896	-	252,896	-
Asset-backed securities	14,555	-	14,555	-
FHLMC and FNMA stock	13,372	13,372	-	-
Corporate securities	432,431	-	432,431	-
Other securities	3,142	1,300	1,842	-
Total securities available for sale	$1,079,381	$148,670	$930,711	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at December 31, 2014 and December 31, 2013, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Year Ended
	At December 31, 2014				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$6,374	$-	$6,374	$-	$(358)
Impaired loans	17,085	-	7,670	9,415	(884)
Total assets measured at fair value on a nonrecurring basis	$23,459	$-	$14,044	$9,415	$(1,242)

					For the
					Year Ended
	At December 31, 2013				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$13,320	$-	$13,320	$-	$(814)
Impaired loans	9,672	-	7,967	1,705	(233)
Total assets measured at fair value on a nonrecurring basis	$22,992	$-	$21,287	$1,705	$(1,047)

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

Loans  Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $31,485 thousand at December 31, 2014 and $31,693 thousand at December 31, 2013 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $468 thousand and $9,372 thousand, respectively at December 31, 2014 and purchased covered and purchased non-covered loans of $10,933 thousand and $3,245 thousand, respectively at December 31, 2013 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$380,836	$380,836	$380,836	$-	$-
Investment securities held to maturity	1,038,658	1,048,562	1,077	1,047,485	-
Loans	1,668,805	1,685,048	-	-	1,685,048

Financial Liabilities:
Deposits	$4,349,191	$4,348,958	$-	$3,964,048	$384,910
Short-term borrowed funds	89,784	89,784	-	89,784	-
Federal Home Loan Bank advances	20,015	20,014	20,014	-	-

	At December 31, 2013
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$472,028	$472,028	$472,028	$-	$-
Investment securities held to maturity	1,132,299	1,112,676	1,597	1,111,079	-
Loans	1,796,051	1,800,625	-	-	1,800,625
Other assets - FDIC indemnification receivable	4,032	4,032	-	-	4,032

Financial Liabilities:
Deposits	$4,163,781	$4,162,935	$-	$3,671,014	$491,921
Short-term borrowed funds	62,668	62,668	-	62,668	-
Federal Home Loan Bank advances	20,577	20,558	20,558	-	-
Term repurchase agreement	10,000	10,054	-	10,054	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 12: Lease Commitments

Thirty-two banking offices and a centralized administrative service center are owned and 68 facilities are leased. Substantially all the leases contain renewal options and provisions for rental increases, principally for cost of living index. The Company also leases certain pieces of equipment.

Minimum future rental payments under noncancelable operating leases as of December 31, 2014 are as follows:

(In thousands)
2015	$7,691
2016	4,453
2017	3,422
2018	2,712
2019	1,288
Thereafter	363
Total minimum lease payments	$19,929

The total minimum lease payments have not been reduced by minimum sublease rentals of $3,702 thousand due in the future under noncancelable subleases. Total rentals for premises were $8,798 thousand in 2014, $8,953 thousand in 2013 and $9,252 thousand in 2012. Total sublease rentals were $1,833 thousand in 2014, $1,852 thousand in 2013 and $1,883 thousand in 2012. Total rentals for premises, net of sublease income, included in noninterest expense were $6,965 thousand in 2014, $7,101 thousand in 2013 and $7,369 thousand in 2012.

Note 13: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $312,694 thousand and $320,934 thousand at December 31, 2014 and December 31, 2013, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $29,002 thousand and $31,777 thousand at December 31, 2014 and December 31, 2013, respectively. The Company also had commitments for commercial and similar letters of credit of $40 thousand at December 31, 2014 and $344 thousand at December 31, 2013.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount is reasonably estimable.

Note 14: Retirement Benefit Plans

The Company sponsors a qualified defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to noninterest expense related to discretionary Company contributions to the Deferred Profit-Sharing Plan were $1,002 thousand in 2014, $1,200 thousand in 2013 and $1,200 thousand in 2012.

The Company also sponsors a qualified defined contribution Tax Deferred Savings/Retirement Plan (ESOP) covering salaried employees who become eligible to participate upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax or after-tax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests primarily in Westamerica Bancorporation common stock. The Company funds contributions to match participating employees’ contributions, subject to certain limits. The matching contributions charged to compensation expense were $1,159 thousand in 2014, $1,214 thousand in 2013 and $1,255 thousand in 2012.

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

The following tables set forth the net periodic post-retirement benefit cost and the change in the benefit obligation for the years ended December 31 and the funded status of the post-retirement benefit plan as of December 31:

Net Periodic Benefit Cost

	At December 31,
	2014	2013	2012
	(In thousands)
Service cost	$288	$(153)	$(340)
Interest cost	122	110	143
Amortization of unrecognized transition obligation	61	61	61
Net periodic cost (benefit)	471	18	(136)

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

Amortization of unrecognized transition obligation, net of tax	(36)	(36)	(36)
Total recognized in net periodic (benefit) cost and accumulated other comprehensive income	$435	$(18)	$(172)

The remaining transition obligation cost for this post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $61 thousand.

Obligation and Funded Status

	For the Years Ended December 31,
	2014	2013	2012
Change in benefit obligation	(In thousands)
Benefit obligation at beginning of year	$2,544	$2,755	$3,117
Service cost	288	(153)	(340)
Interest cost	122	110	143
Benefits paid	(172)	(168)	(165)
Benefit obligation at end of year	$2,782	$2,544	$2,755
Accumulated post-retirement benefit obligation attributable to:
Retirees	$1,732	$1,443	$1,654
Fully eligible participants	998	983	856
Other	52	118	245
Total	$2,782	$2,544	$2,755
Fair value of plan assets	$—	$—	$—
Accumulated post-retirement benefit obligation in excess of plan assets	$2,782	$2,544	$2,755

Additional Information

Assumptions
	At December 31,
	2014	2013	2012
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	3.80%	4.80%	4.00%
Weighted-average assumptions used to determine net periodic benefit cost as of December 31
Discount rate	4.80%	4.00%	4.60%

The above discount rate is based on the Corporate Aa 25-year rate, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits. Post-retirement medical benefits are currently fixed amounts without provision for future increases; as a result, the assumed annual average rate of inflation used to measure the expected cost of benefits covered by this program is zero percent for 2015 and beyond.

Assumed benefit inflation rates are not applicable for this program.

Estimated future benefit payments (In thousands)
2015	$173
2016	176
2017	181
2018	183
2019	179
Years 2020-2024	821

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

The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2014 and 2013:

	2014	2013
	(In thousands)
Beginning balance	$1,013	$1,056
Originations	—	—
Principal reductions	(56)	(43)
At December 31,	$957	$1,013
Percent of total loans outstanding	0.06%	0.06%

Note 16: Regulatory Matters

Payment of dividends to the Company by the Bank is limited under regulations for state chartered banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for the preceding three calendar years less dividends paid. Under this regulation, the Bank obtained approval for dividends paid to the Company during 2014. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972.

The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $400,039 thousand in 2014 and $304,834 thousand in 2013, which amounts exceed the Bank’s required reserves.

Note 17: Other Comprehensive Income

The components of other comprehensive income (loss) and other related tax effects were:

	2014
	Before tax	Tax effect	Net of tax
Securities available for sale:	(In thousands)
Net unrealized gains arising during the year	$1,627	$(684)	$943
Reclassification of gains (losses) included in net income	—	—	—
Net unrealized gains arising during the year	1,627	(684)	943
Post-retirement benefit obligation	61	(25)	36
Other comprehensive income	$1,688	$(709)	$979

	2013
	Before tax	Tax effect	Net of tax
Securities available for sale:	(In thousands)
Net unrealized losses arising during the year	$(17,855)	$7,507	$(10,348)
Reclassification of (losses) gains included in net income	—	—	—
Net unrealized losses arising during the year	(17,855)	7,507	(10,348)
Post-retirement benefit obligation	61	(25)	36
Other comprehensive loss	$(17,794)	$7,482	$(10,312)

	2012
	Before tax	Tax effect	Net of tax
Securities available for sale:	(In thousands)
Net unrealized gains arising during the year	$5,557	$(2,337)	$3,220
Reclassification of gains (losses) included in net income	—	—	—
Net unrealized gains arising during the year	5,557	(2,337)	3,220
Post-retirement benefit obligation	61	(25)	36
Other comprehensive income	$5,618	$(2,362)	$3,256

Cumulative other comprehensive income (loss) balances were:

	Post- retirement Benefit Obligation	Net Unrealized gains(losses) on securities	Cumulative Other Comprehensive Income (Loss)
	(In thousands)
Balance, December 31, 2011	$(214)	$11,583	$11,369
Net change	36	3,220	3,256
Balance, December 31, 2012	(178)	14,803	14,625
Net change	36	(10,348)	(10,312)
Balance, December 31, 2013	(142)	4,455	4,313
Net change	36	943	979
Balance, December 31, 2014	$(106)	$5,398	$5,292

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

For the Years Ended December 31,	2014	2013	2012
	(In thousands, except per share data)
Net income (numerator)	$60,646	$67,177	$81,127
Basic earnings per common share
Weighted average number of common shares outstanding — basic (denominator)	26,099	26,826	27,654
Basic earnings per common share	$2.32	$2.50	$2.93
Diluted earnings per common share
Weighted average number of common shares outstanding — basic	26,099	26,826	27,654

Add common stock equivalents for options	61	51	45
Weighted average number of common shares outstanding — diluted (denominator)	26,160	26,877	27,699
Diluted earnings per common share	$2.32	$2.50	$2.93

For the years ended December 31, 2014, 2013, and 2012, options to purchase 1,133 thousand, 1,575 thousand and 2,049 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

Note 19: Westamerica Bancorporation (Parent Company Only)

Statements of Income and Comprehensive Income

	For the Years Ended December 31,
For the Years Ended December 31,	2014	2013	2012
	(In thousands)
Dividends from subsidiaries	$75,369	$88,754	$88,755
Interest income	7	14	8
Other income	7,182	8,684	7,907
Total income	82,558	97,452	96,670
Interest on borrowings	42	707	820
Salaries and benefits	6,587	7,120	7,090
Other expense	1,704	2,174	1,734
Total expenses	8,333	10,001	9,644
Income before taxes and equity in undistributed income of subsidiaries	74,225	87,451	87,026
Income tax benefit	742	732	1,847
Earnings of subsidiaries less than subsidiary dividends	(14,321)	(21,006)	(7,746)
Net income	60,646	67,177	81,127
Other comprehensive income (loss), net of tax	979	(10,312)	3,256
Comprehensive income	$61,625	$56,865	$84,383

Balance Sheets

	At December 31,
	2014	2013
Assets	(In thousands)
Cash	$7,451	$12,839
Investment securities available for sale	910	1,300
Investment in Westamerica Bank	490,098	503,219
Investment in non-bank subsidiaries	456	457
Premises and equipment, net	9,679	9,932
Accounts receivable from Westamerica Bank	323	303
Other assets	32,974	32,351
Total assets	$541,891	$560,401
Liabilities
Accounts payable to Westamerica Bank	$790	$1,583
Other liabilities	14,498	15,884
Total liabilities	15,288	17,467
Shareholders’ equity	526,603	542,934
Total liabilities and shareholders’ equity	$541,891	$560,401

Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Operating Activities
Net income	$60,646	$67,177	$81,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	341	312	297
(Increase) decrease in accounts receivable from affiliates	(17)	26	105
Increase in other assets	(1,668)	(926)	(1,960)
Stock option compensation expense	1,318	1,397	1,450
Tax benefit decrease upon exercise of stock options	447	298	119
Provision (benefit) for deferred income tax	616	(769)	(1,306)
(Decrease) increase in other liabilities	(814)	2,573	1,182
Earnings of subsidiaries less than subsidiary dividends	14,321	21,006	7,746
(Gain on sales) Writedown of property and equipment	(88)	(259)	1,504
Net cash provided by operating activities	75,102	90,835	90,264
Investing Activities
Purchases of premises and equipment	—	—	(420)
Net cash used in investing activities	—	—	(420)
Financing Activities
Net reductions in debt financing	—	(15,000)	—
Exercise of stock options/issuance of shares	12,396	21,499	7,635
Tax benefit decrease upon exercise of stock options	(447)	(298)	(119)
Retirement of common stock including repurchases	(52,678)	(57,320)	(51,499)
Dividends	(39,761)	(40,096)	(41,005)
Net cash used in financing activities	(80,490)	(91,215)	(84,988)
Net change in cash	(5,388)	(380)	4,856
Cash at beginning of year	12,839	13,219	8,363
Cash at end of year	$7,451	$12,839	$13,219
Supplemental Cash Flow Disclosures:
Supplemental disclosure of cash flow activity:
Interest paid for the period	$42	$840	$1,105
Income tax payments for the period	16,412	22,562	34,111

Note 20: Quarterly Financial Information
(Unaudited)

	For the Three Months Ended
	March 31,			June 30,			September 30,			December 31,
	(In thousands, except per share data and price range of common stock)
2014
Interest and loan fee income		$35,564			$35,403			$34,900			$34,342
Net interest income		34,666			34,503			34,054			33,542
Provision for credit losses		1,000			1,000			600			200
Noninterest income		12,990			13,198			13,054			12,545
Noninterest expense		26,873			26,957			26,616			26,353
Income before taxes		19,783			19,744			19,892			19,534
Net income		15,307			15,157			15,154			15,028
Basic earnings per common share		0.58			0.58			0.58			0.58
Diluted earnings per common share		0.58			0.58			0.58			0.58
Dividends paid per common share		0.38			0.38			0.38			0.38
Price range, common stock	48.36	-	56.51	47.85	-	55.34	46.12	-	53.93	42.71	-	51.24
2013
Interest and loan fee income		$40,465			$39,269			$37,956			$36,706
Net interest income		39,213			38,050			36,780			35,682
Provision for credit losses		2,800			1,800			1,800			1,600
Noninterest income		14,278			14,284			14,419			14,030
Noninterest expense		28,677			28,192			27,758			27,987
Income before taxes		22,014			22,342			21,641			20,125
Net income		17,271			17,112			16,738			16,056
Basic earnings per share		0.64			0.64			0.63			0.60
Diluted earnings per share		0.64			0.64			0.63			0.60
Dividends paid per share		0.37			0.37			0.37			0.38
Price range, common stock	42.59	-	45.80	41.76	-	46.56	45.73	-	50.78	48.29	-	57.59
2012
Interest and loan fee income		$48,298			$46,901			$45,272			$42,893
Net interest income		46,739			45,429			43,890			41,562
Provision for credit losses		2,800			2,800			2,800			2,800
Noninterest income		14,669			13,533			14,626			14,194
Noninterest expense		30,034			29,349			29,269			28,233
Income before taxes		28,574			26,813			26,447			24,723
Net income		21,005			20,964			20,022			19,136
Basic earnings per share		0.75			0.76			0.73			0.70
Diluted earnings per share		0.75			0.75			0.73			0.70
Dividends paid per share		0.37			0.37			0.37			0.37
Price range, common stock	43.90	-	49.53	43.01	-	48.62	44.08	-	49.39	40.50	-	47.72

[The remainder of this page intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Westamerica Bancorporation:

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Westamerica Bancorporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
KPMG LLP

San Francisco, California
February 27, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2014.
Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 48 - 49, immediately preceding the financial statements.

ITEM 9B. OTHER INFORMATION

None.

[The remainder of this page intentionally left blank]

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Board of Directors and Committees”, “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Executive Compensation” in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

[The remainder of this page intentionally left blank]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2014 (in thousands, except exercise price):

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,889	$50	1,232
Equity compensation plans not approved by security holders	—	N/A	—
Total	1,889	$50	1,232

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Proposal 3 – Ratify Selection of Independent Auditor” in the Company’s Proxy Statement for its 2015 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements: See Index to Financial Statements on page 47. The financial statements included in Item 8 are filed as part of this report.
(a)	2.
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

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Payne	Chairman of the Board and Directors	February 27, 2015
David L. Payne	President and Chief Executive Officer (Principal Executive Officer)

/s/ John “Robert” Thorson	Senior Vice President and Chief Financial Officer
John “Robert” Thorson	(Principal Financial and Accounting Officer)	February 27, 2015

/s/ Etta Allen	Director
Etta Allen		February 27, 2015

/s/ Louis E. Bartolini	Director
Louis E. Bartolini		February 27, 2015

/s/ E. Joseph Bowler	Director
E. Joseph Bowler		February 27, 2015

/s/ Arthur C. Latno, Jr.	Director
Arthur C. Latno, Jr.		February 27, 2015

/s/ Patrick D. Lynch	Director
Patrick D. Lynch		February 27, 2015

/s/ Catherine C. MacMillan	Director
Catherine C. MacMillan		February 27, 2015

/s/ Ronald A. Nelson	Director
Ronald A. Nelson		February 27, 2015

/s/ Edward B. Sylvester	Director
Edward B. Sylvester		February 27, 2015

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
101**
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2014; (ii) Consolidated Balance Sheets at December 31, 2014, and December 31, 2013; (iii) Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2014, (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2014; (v) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2014 and (vi) Notes to Consolidated Financial Statements.

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

[The remainder of this page intentionally left blank]