Form 10-Q
period 2015-03-31
WESTAMERICA BANCORPORATION
filed 2015-05-05
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of April 27, 2015
Common Stock, No Par Value	25,550,676

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of natural disasters, including earthquakes, fire, flood, drought, and other disasters, on the uninsured value of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values, and (13) changes in the securities markets. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2014, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I - FINANCIAL INFORMATION
Item 1    Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)
	At March 31,	At December 31,
	2015	2014
	(In thousands)
Assets:
Cash and due from banks	$247,450	$380,836
Investment securities available for sale	1,777,320	1,600,781
Investment securities held to maturity, with fair values of: $1,030,865 at March 31, 2015 and $1,048,562 at December 31, 2014	1,015,231	1,038,658
Loans	1,683,884	1,700,290
Allowance for loan losses	(31,187)	(31,485)
Loans, net of allowance for loan losses	1,652,697	1,668,805
Other real estate owned	9,233	6,374
Premises and equipment, net	38,313	37,852
Identifiable intangibles, net	13,286	14,287
Goodwill	121,673	121,673
Other assets	160,574	166,458
Total Assets	$5,035,777	$5,035,724

Liabilities:
Deposits:
Noninterest bearing deposits	$1,902,904	$1,910,781
Interest bearing deposits	2,477,172	2,438,410
Total deposits	4,380,076	4,349,191
Short-term borrowed funds	82,960	89,784
Federal Home Loan Bank advances	-	20,015
Other liabilities	45,361	50,131
Total Liabilities	4,508,397	4,509,121

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding - 25,563 at March 31, 2015 and 25,745 at December 31, 2014	374,958	378,132
Deferred compensation	2,711	2,711
Accumulated other comprehensive income	9,600	5,292
Retained earnings	140,111	140,468
Total Shareholders' Equity	527,380	526,603
Total Liabilities and Shareholders' Equity	$5,035,777	$5,035,724

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In thousands,
	except per share data)
Interest and Fee Income:
Loans	$20,230	$22,901
Investment securities available for sale	7,469	5,630
Investment securities held to maturity	6,218	7,033
Total Interest and Fee Income	33,917	35,564
Interest Expense:
Deposits	642	754
Short-term borrowed funds	16	20
Federal Home Loan Bank advances	1	99
Term repurchase agreement	-	25
Total Interest Expense	659	898
Net Interest Income	33,258	34,666
Provision for Loan Losses	-	1,000
Net Interest Income After Provision For Loan Losses	33,258	33,666
Noninterest Income:
Service charges on deposit accounts	5,707	6,010
Merchant processing services	1,703	1,924
Debit card fees	1,456	1,405
Trust fees	706	654
Other service fees	665	661
ATM processing fees	585	620
Financial services commissions	153	171
Other	1,325	1,545
Total Noninterest Income	12,300	12,990
Noninterest Expense:
Salaries and related benefits	13,338	14,126
Occupancy	3,727	3,727
Outsourced data processing services	2,108	2,105
Furniture and equipment	1,119	1,005
Amortization of identifiable intangibles	1,001	1,105
Professional fees	548	430
Courier service	543	610
Other real estate owned	315	(350)
Other	4,028	4,115
Total Noninterest Expense	26,727	26,873
Income Before Income Taxes	18,831	19,783
Provision for income taxes	4,274	4,476
Net Income	$14,557	$15,307

Average Common Shares Outstanding	25,651	26,433
Diluted Average Common Shares Outstanding	25,655	26,537
Per Common Share Data:
Basic earnings	$0.57	$0.58
Diluted earnings	0.57	0.58
Dividends paid	0.38	0.38

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income	$14,557	$15,307
Other comprehensive income:
Increase in net unrealized gains on securities available for sale	7,418	7,823
Deferred tax expense	(3,119)	(3,289)
Increase in net unrealized gains on securities available for sale, net of tax	4,299	4,534
Post-retirement benefit transition obligation amortization	15	15
Deferred tax expense	(6)	(6)
Post-retirement benefit transition obligation amortization, net of tax	9	9
Total other comprehensive income	4,308	4,543
Total comprehensive income	$18,865	$19,850

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2013	26,510	$378,946	$2,711	$4,313	$156,964	$542,934
Net income for the period					15,307	15,307
Other comprehensive income				4,543		4,543
Exercise of stock options	225	10,853				10,853
Tax benefit decrease upon expiration/ exercise of stock options		(369)				(369)
Stock based compensation		359				359
Stock awarded to employees	1	52				52
Retirement of common stock including repurchases	(437)	(6,351)			(16,359)	(22,710)
Dividends					(10,086)	(10,086)
Balance, March 31, 2014	26,299	$383,490	$2,711	$8,856	$145,826	$540,883

Balance, December 31, 2014	25,745	$378,132	$2,711	$5,292	$140,468	$526,603
Net income for the period					14,557	14,557
Other comprehensive income				4,308		4,308
Exercise of stock options	-	-				-
Tax benefit decrease upon expiration of stock options		(865)				(865)
Stock based compensation		354				354
Stock awarded to employees	1	45				45
Retirement of common stock including repurchases	(183)	(2,708)			(5,159)	(7,867)
Dividends					(9,755)	(9,755)
Balance, March 31, 2015	25,563	$374,958	$2,711	$9,600	$140,111	$527,380

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Operating Activities:
Net income	$14,557	$15,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,930	4,103
Loan loss provision	-	1,000
Net amortization of deferred loan fees	(78)	(30)
Decrease in interest income receivable	812	643
Increase in deferred tax asset	(421)	(756)
Increase in other assets	(822)	(185)
Stock option compensation expense	354	359
Tax benefit decrease upon expiration/exercise of stock options	865	369
Increase in income taxes payable	4,695	5,232
Increase in interest expense payable	21	5
(Decrease) increase in other liabilities	(6,850)	8,507
Gain on sale of other assets	-	(400)
Writedown/loss on sale of premises and equipment	4	16
Net gain on sale of foreclosed assets	-	(493)
Writedown of foreclosed assets	243	69
Net Cash Provided by Operating Activities	17,310	33,746

Investing Activities:
Net repayments of loans	13,805	9,598
Proceeds from FDIC1 loss-sharing agreement	-	44
Purchases of investment securities available for sale	(354,527)	(237,948)
Proceeds from sale/maturity/calls of securities available for sale	185,073	99,350
Purchases of investment securities held to maturity	(10,359)	(17,993)
Proceeds from maturity/calls of securities held to maturity	30,468	34,403
Purchases of premises and equipment	(1,326)	(166)
Proceeds from sale of FRB2/FHLB3 stock	490	3,248
Proceeds from sale of foreclosed assets	100	2,159
Net Cash Used in Investing Activities	(136,276)	(107,305)

Financing Activities:
Net change in deposits	30,891	51,063
Net change in short-term borrowings and FHLB3 advances	(26,824)	1,620
Exercise of stock options/issuance of shares	-	10,853
Tax benefit decrease upon expiration/exercise of stock options	(865)	(369)
Retirement of common stock including repurchases	(7,867)	(22,710)
Common stock dividends paid	(9,755)	(10,086)
Net Cash (Used in) Provided by Financing Activities	(14,420)	30,371
Net Change In Cash and Due from Banks	(133,386)	(43,188)
Cash and Due from Banks at Beginning of Period	380,836	472,028
Cash and Due from Banks at End of Period	$247,450	$428,840

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Loan collateral transferred to other real estate owned	$3,202	$968
Securities purchases pending settlement	1,478	(11,231)
Supplemental disclosure of cash flow activities:
Interest paid for the period	775	987
Income tax payments for the period	-	-

See accompanying notes to unaudited consolidated financial statements.
1 Federal Deposit Insurance Corporation ("FDIC")
2 Federal Reserve Bank ("FRB")
3 Federal Home Loan Bank ("FHLB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2: Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has identified the allowance for loan losses accounting to be the accounting area requiring the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. A discussion of the factors affecting accounting for the allowance for loan losses and purchased loans is included in the “Loan Portfolio Credit Risk” discussion below. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

Recently Adopted Accounting Standards

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

The adoption of the update was limited to additional disclosures only and did not have a material effect on the Company’s financial statements at January 1, 2015, the date adopted.

FASB ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralizes Consumer Mortgage Loans upon Foreclosure, was issued on January 17, 2014, providing clarification that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

The adoption of the update was limited to additional disclosures only and did not have a material effect on the Company’s financial statements at January 1, 2015, the date adopted.

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

Note 3:  Investment Securities

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,500	$4	$-	$3,504
Securities of U.S. Government sponsored entities	631,974	1,637	(3)	633,608
Residential mortgage-backed securities	22,625	1,682	(9)	24,298
Commercial mortgage-backed securities	2,826	5	(11)	2,820
Obligations of states and political subdivisions	165,063	10,756	(125)	175,694
Residential collateralized mortgage obligations	220,397	644	(5,142)	215,899
Asset-backed securities	3,015	-	(23)	2,992
FHLMC1 and FNMA2 stock	775	5,685	-	6,460
Corporate securities	708,371	2,911	(2,025)	709,257
Other securities	2,039	867	(118)	2,788
Total	$1,760,585	$24,191	$(7,456)	$1,777,320

1 Federal Home Loan Mortgage Corporation
2 Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At March 31, 2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. government sponsored entities	$995	$12	$-	$1,007
Residential mortgage-backed securities	57,259	1,319	(64)	58,514
Obligations of states and political subdivisions	712,374	13,478	(1,062)	724,790
Residential collateralized mortgage obligations	244,603	2,811	(860)	246,554
Total	$1,015,231	$17,620	$(1,986)	$1,030,865

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,500	$5	$-	$3,505
Securities of U.S. Government sponsored entities	635,278	937	(1,027)	635,188
Residential mortgage-backed securities	24,647	1,776	(16)	26,407
Commercial mortgage-backed securities	2,923	6	(10)	2,919
Obligations of states and political subdivisions	171,907	10,015	(123)	181,799
Residential collateralized mortgage obligations	230,347	634	(8,524)	222,457
Asset-backed securities	8,349	-	(36)	8,313
FHLMC1 and FNMA2 stock	775	4,393	-	5,168
Corporate securities	511,699	2,169	(1,629)	512,239
Other securities	2,039	871	(124)	2,786
Total	$1,591,464	$20,806	$(11,489)	$1,600,781

1 Federal Home Loan Mortgage Corporation
2 Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2014
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. government sponsored entities	$1,066	$11	$-	$1,077
Residential mortgage-backed securities	59,078	1,183	(137)	60,124
Obligations of states and political subdivisions	720,189	11,350	(2,358)	729,181
Residential collateralized mortgage obligations	258,325	2,236	(2,381)	258,180
Total	$1,038,658	$14,780	$(4,876)	$1,048,562

The amortized cost and fair value of investment securities by contractual maturity are shown in the following tables at the dates indicated:

	At March 31, 2015
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$80,420	$80,658	$15,322	$15,829
Over 1 to 5 years	973,932	976,816	247,297	249,867
Over 5 to 10 years	409,874	416,005	270,191	275,665
Over 10 years	47,697	51,576	180,559	184,436
Subtotal	1,511,923	1,525,055	713,369	725,797
Mortgage-backed securities and residential collateralized mortgage obligations	245,848	243,017	301,862	305,068
Other securities	2,814	9,248	-	-
Total	$1,760,585	$1,777,320	$1,015,231	$1,030,865

Securities available for sale at March 31, 2015 with maturity dates over one year but less than five years include $351,761 thousand (fair value) of securities of U.S. Government sponsored entities with call options on dates within one year or less, of which $71,129 thousand have interest coupons which will increase if the issuer does not exercise the call option.

	At December 31, 2014
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$57,891	$57,991	$15,355	$15,855
Over 1 to 5 years	629,200	630,797	228,380	230,248
Over 5 to 10 years	584,872	589,250	285,219	288,631
Over 10 years	58,770	63,006	192,301	195,524
Subtotal	1,330,733	1,341,044	721,255	730,258
Mortgage-backed securities and residential collateralized mortgage obligations	257,917	251,783	317,403	318,304
Other securities	2,814	7,954	-	-
Total	$1,591,464	$1,600,781	$1,038,658	$1,048,562

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At March 31, 2015 and December 31, 2014, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

[The remainder of this page intentionally left blank]

An analysis of the gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At March 31, 2015
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	-	$-	$-	1	$9,997	$(3)	1	$9,997	$(3)
Residential mortgage-backed securities	-	-	-	1	803	(9)	1	803	(9)
Commercial mortgage-backed securities	1	921	(6)	1	751	(5)	2	1,672	(11)
Obligations of states and political subdivisions	5	2,380	(20)	11	3,842	(105)	16	6,222	(125)
Residential collateralized mortgage obligations	-	-	-	29	184,632	(5,142)	29	184,632	(5,142)
Asset-backed securities	-	-	-	1	2,992	(23)	1	2,992	(23)
Corporate securities	59	232,085	(1,769)	6	33,078	(256)	65	265,163	(2,025)
Other securities	-	-	-	1	1,882	(118)	1	1,882	(118)
Total	65	$235,386	$(1,795)	51	$237,977	$(5,661)	116	$473,363	$(7,456)

An analysis of gross unrecognized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At March 31, 2015
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Residential mortgage-backed securities	2	$14,483	$(60)	1	$163	$(4)	3	$14,646	$(64)
Obligations of states and political subdivisions	45	32,117	(177)	83	70,639	(885)	128	102,756	(1,062)
Residential collateralized mortgage obligations	4	13,767	(134)	16	83,929	(726)	20	97,696	(860)
Total	51	$60,367	$(371)	100	$154,731	$(1,615)	151	$215,098	$(1,986)

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

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2015.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of March 31, 2015, $720,036 thousand of investment securities were pledged to secure public deposits and short-term borrowed funds. As of December 31, 2014, $757,623 thousand of investment securities were pledged to secure public deposits, short-term borrowed funds and FHLB advances.

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale At December 31, 2014
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	15	$253,632	$(989)	1	$9,963	$(38)	16	$263,595	$(1,027)
Residential mortgage-backed securities	-	-	-	2	822	(16)	2	822	(16)
Commercial mortgage-backed securities	1	942	(7)	1	803	(3)	2	1,745	(10)
Obligations of states and political subdivisions	7	2,548	(18)	17	5,518	(105)	24	8,066	(123)
Residential collateralized mortgage obligations	-	-	-	32	205,074	(8,524)	32	205,074	(8,524)
Asset-backed securities	1	5,008	(7)	1	3,305	(29)	2	8,313	(36)
Corporate securities	53	165,026	(1,304)	5	34,222	(325)	58	199,248	(1,629)
Other securities	-	-	-	1	1,876	(124)	1	1,876	(124)
Total	77	$427,156	$(2,325)	60	$261,583	$(9,164)	137	$688,739	$(11,489)

An analysis of gross unrecognized losses of investment securities held to maturity follows:

	Investment Securities Held to Maturity At December 31, 2014
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Residential mortgage-backed securities	4	$19,467	$(132)	1	$201	$(5)	5	$19,668	$(137)
Obligations of states and political subdivisions	103	76,202	(439)	138	123,370	(1,919)	241	199,572	(2,358)
Residential collateralized mortgage obligations	5	13,932	(166)	22	119,513	(2,215)	27	133,445	(2,381)
Total	112	$109,601	$(737)	161	$243,084	$(4,139)	273	$352,685	$(4,876)

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)

Taxable	$7,554	$5,683
Tax-exempt	6,133	6,980
Total interest income from investment securities	$13,687	$12,663

Note 4: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following tables.

	At March 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$391,863	$548,936	$12,438	$140,334	$371,975	$1,465,546
Purchased covered loans:
Gross purchased covered loans	-	-	-	2,574	13,955	16,529
Credit risk discount	-	-	-	(133)	(67)	(200)
Purchased non-covered loans:
Gross purchased non-covered loans	17,367	152,167	1,021	1,206	38,953	210,714
Credit risk discount	(1,255)	(5,904)	-	(262)	(1,284)	(8,705)
Total	$407,975	$695,199	$13,459	$143,719	$423,532	$1,683,884

	At December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$374,005	$567,594	$11,003	$146,925	$370,842	$1,470,369
Purchased covered loans:
Gross purchased covered loans	-	-	-	2,626	14,920	17,546
Credit risk discount	-	-	-	(434)	(34)	(468)
Purchased non-covered loans:
Gross purchased non-covered loans	19,166	157,502	2,919	972	41,656	222,215
Credit risk discount	(1,356)	(6,492)	(50)	(262)	(1,212)	(9,372)
Total	$391,815	$718,604	$13,872	$149,827	$426,172	$1,700,290

Changes in the carrying amount of impaired purchased loans were as follows:

	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Impaired purchased loans	(In thousands)
Carrying amount at the beginning of the period	$4,672	$4,936
Reductions during the period	(16)	(264)
Carrying amount at the end of the period	$4,656	$4,672

[The remainder of this page intentionally left blank]

Changes in the accretable yield for purchased loans were as follows:

	For the Three Months Ended March 31, 2015	For the Year Ended December 31, 2014
Accretable yield:	(In thousands)
Balance at the beginning of the period	$2,261	$2,505
Reclassification from nonaccretable difference	739	5,016
Accretion	(973)	(5,260)
Balance at the end of the period	$2,027	$2,261

Accretion	$(973)	$(5,260)
Change in FDIC indemnification	141	1,110
(Increase) in interest income	$(832)	$(4,150)

The following summarizes activity in the allowance for credit losses:

	Allowance for Loan Losses For the Three Months Ended March 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,460	$4,245	$644	$2,241	$7,717	$2,120	$-	$9,058	$31,485
Additions:
Provision	(110)	(137)	86	(101)	(281)	247	-	296	-
Deductions:
Chargeoffs	(60)		-		(995)	(35)	-	-	(1,090)
Recoveries	180	15	-	-	590	7	-	-	792
Net loan recoveries (losses)	120	15	-	-	(405)	(28)	-	-	(298)
Total allowance for loan losses	$5,470	$4,123	$730	$2,140	$7,031	$2,339	$0	$9,354	$31,187

FDIC indemnification expired February 6, 2014 for County Bank non-single-family residential collateralized purchased loans; accordingly, such loans have been reclassified from purchased covered loans to purchased non-covered loans as well as the related allowance for credit losses.

	Allowance for Credit Losses For the Three Months Ended March 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,005	$12,070	$602	$405	$3,198	$-	$1,561	$9,852	$31,693
Additions:
Provision	130	(974)	(160)	86	214	1,272	-	432	1,000
Deductions:
Chargeoffs	(60)	-	-	-	(999)	(260)	-	-	(1,319)
Recoveries	168	163	3	-	400	1	-	-	735
Net loan recoveries (losses)	108	163	3	-	(599)	(259)	-	-	(584)
Indemnification expiration	-	-	-	-	-	1,561	(1,561)	-
Balance at end of period	4,243	11,259	445	491	2,813	2,574	-	10,284	32,109
Liability for off-balance sheet credit exposure	1,672	-	185	-	440	251	-	145	2,693
Total allowance for credit losses	$5,915	$11,259	$630	$491	$3,253	$2,825	$-	$10,429	$34,802

[The remainder of this page intentionally left blank]

The allowance for credit losses and recorded investment in loans were evaluated for impairment as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At March 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$493	$-	$-	$-	$-	$-	$-	$-	$493
Collectively evaluated for impairment	4,977	4,123	730	2,140	7,031	2,339	-	9,354	30,694
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$5,470	$4,123	$730	$2,140	$7,031	$2,339	$-	$9,354	$31,187
Carrying value of loans:
Individually evaluated for impairment	$12,459	$597	$-	$574	$599	$10,740	$-	$-	$24,969
Collectively evaluated for impairment	379,404	548,339	12,438	139,760	371,376	186,835	16,107	-	1,654,259
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,434	222	-	4,656
Total	$391,863	$548,936	$12,438	$140,334	$371,975	$202,009	$16,329	$-	$1,683,884

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$496	$-	$-	$-	$-	$-	$-	$-	$496
Collectively evaluated for impairment	7,372	4,245	988	2,241	8,154	2,120	-	8,562	33,682
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$7,868	$4,245	$988	$2,241	$8,154	$2,120	$-	$8,562	$34,178
Carrying value of loans:
Individually evaluated for impairment	$11,811	$2,970	$-	$574	$599	$12,364	$-	$-	$28,318
Collectively evaluated for impairment	362,194	564,624	11,003	146,351	370,243	196,034	16,851	-	1,667,300
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,445	227	-	4,672
Total	$374,005	$567,594	$11,003	$146,925	$370,842	$212,843	$17,078	$-	$1,700,290

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At March 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$384,159	$509,428	$12,438	$137,992	$370,845	$172,947	$14,938	$1,602,747
Substandard	7,692	39,508	-	2,342	906	37,691	1,591	89,730
Doubtful	12	-	-	-	8	76	-	96
Loss	-	-	-	-	216	-	-	216
Credit risk discount	-	-	-	-	-	(8,705)	(200)	(8,905)
Total	$391,863	$548,936	$12,438	$140,334	$371,975	$202,009	$16,329	$1,683,884

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$366,487	$527,980	$11,003	$144,902	$369,618	$182,644	$15,509	$1,618,143
Substandard	7,506	39,614	-	2,023	734	39,473	2,037	91,387
Doubtful	12	-	-	-	12	77	-	101
Loss	-	-	-	-	478	21	-	499
Credit risk discount	-	-	-	-	-	(9,372)	(468)	(9,840)
Total	$374,005	$567,594	$11,003	$146,925	$370,842	$212,843	$17,078	$1,700,290

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

 The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At March 31, 2015
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$388,683	$2,355	$533	$-	$292	$391,863
Commercial real estate	534,341	7,960	5,109	-	1,526	548,936
Construction	12,438	-	-	-	-	12,438
Residential real estate	136,975	1,976	479	-	904	140,334
Consumer installment and other	369,260	1,548	357	191	619	371,975
Total originated loans	1,441,697	13,839	6,478	191	3,341	1,465,546
Purchased non-covered loans	187,198	2,945	1,821	-	10,045	202,009
Purchased covered loans	16,208	121	-	-	-	16,329
Total	$1,645,103	$16,905	$8,299	$191	$13,386	$1,683,884

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2014
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$372,235	$1,704	$36	$-	$30	$374,005
Commercial real estate	557,041	6,500	-	-	4,053	567,594
Construction	11,003	-	-	-	-	11,003
Residential real estate	144,021	1,513	817	-	574	146,925
Consumer installment and other	365,753	3,310	625	502	652	370,842
Total originated loans	1,450,053	13,027	1,478	502	5,309	1,470,369
Purchased non-covered loans	196,150	4,204	491	-	11,998	212,843
Purchased covered loans	16,389	389	3	-	297	17,078
Total	$1,662,592	$17,620	$1,972	$502	$17,604	$1,700,290

[The remainder of this page intentionally left blank]

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$311	$260
Less: Interest income recognized on nonaccrual loans	(205)	(44)
Total reduction of interest income	$106	$216

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2015 and December 31, 2014.

The following summarizes impaired loans:

	Impaired Loans At March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$2,651	$2,715	$-
Commercial real estate	17,159	23,100	-
Construction	-	-	-
Residential real estate	1,145	1,175	-
Consumer installment and other	990	1,097	-

Impaired loans with an allowance recorded:
Commercial	9,860	9,860	493
Commercial real estate	-	-	-
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$12,511	$12,575	$493
Commercial real estate	17,159	23,100	-
Construction	-	-	-
Residential real estate	1,145	1,175	-
Consumer installment and other	990	1,097

[The remainder of this page intentionally left blank]

	Impaired Loans At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$2,031	$2,095	$-
Commercial real estate	19,478	25,519	-
Construction	1,834	1,884	-
Residential real estate	574	574	-
Consumer installment and other	1,518	1,628	-

Impaired loans with an allowance recorded:
Commercial	9,910	9,910	496
Commercial real estate	-	-	-
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$11,941	$12,005	$496
Commercial real estate	19,478	25,519	-
Construction	1,834	1,884	-
Residential real estate	574	574	-
Consumer installment and other	1,518	1,628

Impaired loans include troubled debt restructured loans. Impaired loans at March 31, 2015, included $6,537 thousand of restructured loans, including $998 thousand that were on nonaccrual status. Impaired loans at December 31, 2014, included $4,837 thousand of restructured loans, none of which were on nonaccrual status.

	Impaired Loans For the Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$12,226	$146	$4,842	$67
Commercial real estate	18,318	257	19,298	117
Construction	917	-	2,259	-
Residential real estate	860	6	162	-
Consumer installment and other	1,254	6	1,716	8
Total	$33,575	$415	$28,277	$192

[The remainder of this page intentionally left blank]

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At March 31, 2015
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	6	$2,813	$2,599	$-
Commercial real estate	5	3,875	3,693	-
Residential real estate	1	18	5	-
Consumer installment and other	1	241	240	-
Total	13	$6,947	$6,537	$-

	Troubled Debt Restructurings At March 31, 2014
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	3	$3,201	$2,938	$262
Commercial real estate	2	2,291	2,316	-
Consumer installment and other	1	18	17	-
Total	6	$5,510	$5,271	$262

During the three months ended March 31, 2015, the Company modified five loans with a carrying value of $1,736 thousand that were considered troubled debt restructurings. The concessions granted in the first quarter 2015 consisted of modification of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms. During the three months ended March 31, 2014, the Company modified one loan with a carrying value of $17 thousand that was considered a troubled debt restructuring. The concession granted in the first quarter 2014 consisted of modification of payment terms to extend the maturity date to allow for deferred principal repayment. During the three months ended March 31, 2015 and 2014, no troubled debt restructured loans defaulted. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

At December 31, 2014, the Company pledged loans to secure borrowings with a carrying value of $20,015 thousand from the Federal Home Loan Bank (“FHLB”). The loans restricted due to collateral requirements approximated $18,366 thousand at December 31, 2014. The FHLB advances matured and were repaid in full in January 2015.

There were no loans held for sale at March 31, 2015 and December 31, 2014.

At March 31, 2015 and March 31, 2014, the Company held total other real estate owned (OREO) of $9,233 thousand and $12,186 thousand, respectively, of which $486 thousand and $967 thousand, respectively, were foreclosed residential real estate properties.  The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process totaled $599 thousand and $902 thousand at March 31, 2015 and March 31, 2014, respectively.

Note 5: Concentration of Credit Risk

The Company’s business activity is with customers in Northern and Central California. The loan portfolio is well diversified within the Company’s geographic market, although the Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments and standby letters of credit related to real estate loans of $68,724 thousand and $66,086 thousand at March 31, 2015 and December 31, 2014, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. Under the California Financial Code, loans to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At March 31, 2015, Westamerica Bank did not have loans to any one customer exceeding these limits; Westamerica Bank had 40 borrower relationships with aggregate loans exceeding $5 million.

Note 6: Other Assets

Other assets consisted of the following:

	At March 31, 2015	At December 31, 2014
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Federal Home Loan Bank stock (2)	450	940
Other investments	201	241
Total cost method equity investments	14,720	15,250
Life insurance cash surrender value	47,098	46,479
Net deferred tax asset	47,138	50,903
Limited partnership investments	17,445	18,673
Interest receivable	18,582	19,394
Prepaid assets	5,719	5,609
Other assets	9,872	10,150
Total other assets	$160,574	$166,458

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

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits.  At March 31, 2015, this investment totaled $17,445 thousand and $2,460 thousand of this amount represents outstanding equity capital commitments.  These commitments are expected to be paid as follows, $614 thousand in 2015, $763 thousand in 2016, and $1,083 thousand in 2017 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Investment loss included in pre-tax income	$675	$700
Tax credits recognized in provision for income taxes	658	771

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the three months ended March 31, 2015 and year ended December 31, 2014. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three months ended March 31, 2015 and year ended December 31, 2014, no such adjustments were recorded.

The carrying values of goodwill were:

	At March 31, 2015	At December 31, 2014
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At March 31, 2015		At December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(44,116)	$56,808	$(43,188)
Merchant Draft Processing Intangible	10,300	(9,706)	10,300	(9,633)
Total Identifiable Intangible Assets	$67,108	$(53,822)	$67,108	$(52,821)

As of March 31, 2015, the current year and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
Three months ended March 31, 2015 (actual)	$928	$73	$1,001
Estimate for year ended December 31, 2015	3,594	262	3,856
2016	3,292	212	3,504
2017	2,913	164	3,077
2018	1,892	29	1,921
2019	538	-	538
2020	287	-	287

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At March 31, 2015	At December 31, 2014
	(In thousands)
Noninterest-bearing	$1,902,904	$1,910,781
Interest-bearing:
Transaction	787,633	792,448
Savings	1,313,007	1,260,819
Time deposits less than $100 thousand	165,412	169,959
Time deposits $100 thousand through $250 thousand	109,909	113,023
Time deposits more than $250 thousand	101,211	102,161
Total deposits	$4,380,076	$4,349,191

Demand deposit overdrafts of $3,073 thousand and $3,173 thousand were included as loan balances at March 31, 2015 and December 31, 2014, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $197 thousand in the first quarter 2015 and $232 thousand in the first quarter 2014.

Short-term borrowed funds of $82,960 thousand and $89,784 thousand at March 31, 2015 and December 31, 2014, respectively, represent securities sold under agreements to repurchase the securities. As the Company is obligated to repurchase the securities, the transfer of the securities is accounted for as a secured borrowing rather than a sale. Securities sold under repurchase agreements are held in the custody of independent securities brokers. The carrying amount of the securities approximates $115,411 thousand and $148,014 thousand at March 31, 2015 and December 31, 2014, respectively. The short-term borrowed funds mature on an overnight basis.

FHLB advances matured and were repaid in full in January 2015. At December 31, 2014, FHLB advances with a carrying value of $20,015 thousand were secured by residential real estate loans and securities of approximately $26,484 thousand.

The Company has a $35,000 thousand unsecured line of credit which had no outstanding balance at March 31, 2015 and December 31, 2014. The line of credit has a variable interest rate, which was 2.0% per annum at March 31, 2015, with interest payable monthly on outstanding advances. Advances may be made up to the unused credit limit through March 18, 2016.

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

When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new assumptions used. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the three months ended March 31, 2015 and year ended December 31, 2014, there were no transfers in or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	At March 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,504	$3,504	$-	$-
Securities of U.S. Government sponsored entities	633,608	633,608	-	-
Residential mortgage-backed securities	24,298	-	24,298	-
Commercial mortgage-backed securities	2,820	-	2,820	-
Obligations of states and political subdivisions	175,694	-	175,694	-
Residential collateralized mortgage obligations	215,899	-	215,899	-
Asset-backed securities	2,992	-	2,992	-
FHLMC and FNMA stock	6,460	6,460	-	-
Corporate securities	709,257	-	709,257	-
Other securities	2,788	906	1,882	-
Total securities available for sale	$1,777,320	$644,478	$1,132,842	$-

	At December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,505	$3,505	$-	$-
Securities of U.S. Government sponsored entities	635,188	635,188	-	-
Residential mortgage-backed securities	26,407	-	26,407	-
Commercial mortgage-backed securities	2,919	-	2,919	-
Obligations of states and political subdivisions	181,799	-	181,799	-
Residential collateralized mortgage obligations	222,457	-	222,457	-
Asset-backed securities	8,313	-	8,313	-
FHLMC and FNMA stock	5,168	5,168	-	-
Corporate securities	512,239	-	512,239	-
Other securities	2,786	910	1,876	-
Total securities available for sale	$1,600,781	$644,771	$956,010	$-

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at March 31, 2015 and December 31, 2014, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Three
					Months Ended
	At March 31, 2015				March 31, 2015
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$9,233	$-	$9,233	$-	$(243)
Impaired loans	16,120	-	6,753	9,367	-
Total assets measured at fair value on a nonrecurring basis	$25,353	$-	$15,986	$9,367	$(243)

					For the
					Year Ended
	At December 31, 2014				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$6,374	$-	$6,374	$-	$(358)
Impaired loans	17,085	-	7,670	9,415	(884)
Total assets measured at fair value on a nonrecurring basis	$23,459	$-	$14,044	$9,415	$(1,242)

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

Loans  Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $31,187 thousand at March 31, 2015 and $31,485 thousand at December 31, 2014 and the fair value discount due to credit default risk associated with purchased covered and purchased non-covered loans of $200 thousand and $8,705 thousand, respectively at March 31, 2015 and purchased covered and purchased non-covered loans of $468 thousand and $9,372 thousand, respectively at December 31, 2014 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At March 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$247,450	$247,450	$247,450	$-	$-
Investment securities held to maturity	1,015,231	1,030,865	1,007	1,029,858	-
Loans	1,652,697	1,665,928	-	-	1,665,928

Financial Liabilities:
Deposits	$4,380,076	$4,379,658	$-	$4,003,544	$376,114
Short-term borrowed funds	82,960	82,960	-	82,960	-

	At December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$380,836	$380,836	$380,836	$-	$-
Investment securities held to maturity	1,038,658	1,048,562	1,077	1,047,485	-
Loans	1,668,805	1,685,048	-	-	1,685,048

Financial Liabilities:
Deposits	$4,349,191	$4,348,958	$-	$3,964,048	$384,910
Short-term borrowed funds	89,784	89,784	-	89,784	-
Federal Home Loan Bank advances	20,015	20,014	20,014	-	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $320,290 thousand and $312,694 thousand at March 31, 2015 and December 31, 2014, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $27,490 thousand and $29,002 thousand at March 31, 2015 and December 31, 2014, respectively. The Company also had commitments for commercial and similar letters of credit of $40 thousand at March 31, 2015 and December 31, 2014. At March 31, 2015 and December 31, 2014, the Company had a reserve for unfunded commitments of $2,693 thousand included in other liabilities.

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

	For the Three Months Ended March 31,
	2015	2014
	(In thousands, except per share data)
Net income (numerator)	$14,557	$15,307
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	25,651	26,433
Basic earnings per common share	$0.57	$0.58
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	25,651	26,433
Add common stock equivalents for options	4	104
Weighted average number of common shares outstanding - diluted (denominator)	25,655	26,537
Diluted earnings per common share	$0.57	$0.58

For the three months ended March 31, 2015 and 2014, options to purchase 1,775 thousand and 809 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months Ended
	March 31,	March 31,	December 31,
	2015	2014	2014
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)1	$36,930	$38,864	$37,305
Provision for Loan Losses	-	1,000	200
Noninterest Income	12,300	12,990	12,545
Noninterest Expense	26,727	26,873	26,353
Income Before Income Taxes (FTE)1	22,503	23,981	23,297
Provision for Income Taxes (FTE)1	7,946	8,674	8,269
Net Income	$14,557	$15,307	$15,028

Average Common Shares Outstanding	25,651	26,433	25,821
Diluted Average Common Shares Outstanding	25,655	26,537	25,858
Common Shares Outstanding at Period End	25,563	26,299	25,745

Per Common Share:
Basic Earnings	$0.57	$0.58	$0.58
Diluted Earnings	0.57	0.58	0.58
Book Value Per Common Share	$20.63	$20.57	$20.45

Financial Ratios:
Return On Assets	1.17%	1.27%	1.18%
Return On Common Equity	11.44%	11.64%	11.51%
Net Interest Margin (FTE)1	3.43%	3.83%	3.53%
Net Loan Losses to Average Loans	0.07%	0.13%	0.11%
Efficiency Ratio2	54.3%	51.8%	52.9%

Average Balances:
Assets	$5,059,537	$4,889,940	$5,050,417
Earning Assets	4,342,031	4,093,087	4,203,048
Loans	1,683,748	1,822,065	1,709,012
Deposits	4,402,946	4,209,723	4,373,472
Shareholders' Equity	516,086	533,159	518,206

Period End Balances:
Assets	$5,035,777	$4,921,042	$5,035,724
Earning Assets	4,476,435	4,166,936	4,339,729
Loans	1,683,884	1,816,319	1,700,290
Deposits	4,380,076	4,214,783	4,349,191
Shareholders' Equity	527,380	540,883	526,603

Capital Ratios at Period End:
Total Risk Based Capital	13.08%	15.19%	14.54%
Tangible Equity to Tangible Assets	8.01%	8.40%	7.97%

Dividends Paid Per Common Share	$0.38	$0.38	$0.38
Common Dividend Payout Ratio	67%	66%	66%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Federal Reserve’s Federal Open Market Committee has maintained highly accommodative monetary policies to influence interest rates to low levels in order to provide stimulus to the economy following the “financial crisis” recession. The Company’s principal source of revenue is net interest and fee income, which represents interest earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). The relatively low level of market interest rates has reduced the spread between interest rates on earning assets and interest bearing liabilities. The Company’s net interest margin and net interest income declined as market interest rates on newly originated loans remain below the yields earned on older-dated loans and on the overall loan portfolio. The Company is reducing its exposure to rising interest rates by purchasing shorter-duration investment securities with lower yields than longer-duration securities. The Company’s credit quality continued to improve, as nonperforming assets at March 31, 2015 declined twenty four percent compared with March 31, 2014 and net loan losses remained low in the three months ended March 31, 2015. The improvement in credit quality has resulted in Management reducing the provision for loan losses to zero in the first quarter 2015 from $1 million in the first quarter 2014 and $200 thousand in the fourth quarter 2014. The credit quality improvement also contributed to reducing noninterest expenses related to nonperforming assets. Management is focused on controlling all noninterest expense levels, particularly due to market interest rate pressure on net interest income.

Westamerica Bancorporation and subsidiaries (the “Company”) reported first quarter 2015 net income of $14.6 million or $0.57 diluted earnings per common share. These results compare to net income of $15.3 million or $0.58 diluted earnings per common share and $15.0 million or $0.58 diluted earnings per common share, respectively, for the first and fourth quarters of 2014.

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2015	2014	2014
	(In thousands, except per share data)
Net interest and fee income (FTE)	$36,930	$38,864	$37,305
Provision for loan losses	-	(1,000)	(200)
Noninterest income	12,300	12,990	12,545
Noninterest expense	(26,727)	(26,873)	(26,353)
Income before taxes (FTE)	22,503	23,981	23,297
Income tax provision (FTE)	(7,946)	(8,674)	(8,269)
Net income	$14,557	$15,307	$15,028

Average diluted common shares	25,655	26,537	25,858
Diluted earnings per common share	$0.57	$0.58	$0.58

Average total assets	$5,059,537	$4,889,940	$5,050,417
Net income to average total assets (annualized)	1.17%	1.27%	1.18%
Net income to average common stockholders' equity (annualized)	11.44%	11.64%	11.51%

Net income for the first quarter of 2015 was $750 thousand less than the same quarter of 2014, the net result of declines in net interest and fee income (fully taxable equivalent or “FTE”) and noninterest income, partially offset by decreases in the provision for loan losses and income tax provision (FTE). A decrease in net interest and fee income (FTE) was mostly attributed to lower average balances of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments and a lower average volume of higher-cost funding sources. The provision for loan losses was reduced, reflecting Management's evaluation of losses inherent in the loan portfolio; net losses and nonperforming loan volumes have declined relative to earlier periods. Noninterest income decreased primarily due to reduced levels of service charges on deposit accounts and lower merchant credit card fees.

Comparing the first quarter of 2015 to the fourth quarter of 2014, net income decreased $471 thousand due to lower net interest and fee income (FTE), lower noninterest income and higher noninterest expense, partially offset by decreases in the provision for loan losses and income tax provision (FTE). The lower net interest and fee income (FTE) was primarily caused by lower yields on interest earning assets, the effect of two less accrual days and a lower average volume of loans, partially offset by higher average balances of investments and a lower average volume of higher-cost funding sources. The provision for loan losses was reduced, reflecting improved credit quality and Management's evaluation of losses inherent in the loan portfolio. Noninterest income decreased primarily due to reduced levels of service charges on deposits accounts. Noninterest expense increased mostly due to higher personnel expenses.

Net Interest and Fee Income (FTE)

Following is a summary of the components of net interest and fee income (FTE) for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2015	2014	2014
	(In thousands)
Interest and fee income	$33,917	$35,564	$34,342
Interest expense	(659)	(898)	(800)
FTE adjustment	3,672	4,198	3,763
Net interest and fee income (FTE)	$36,930	$38,864	$37,305

Average earning assets	$4,342,031	$4,093,087	$4,203,048
Net interest margin (FTE) (annualized)	3.43%	3.83%	3.53%

Net interest and fee income (FTE) decreased during the first quarter 2015 by $1.9 million from the same period in 2014 to $36.9 million, mainly due to lower average balances of loans (down $138 million) and lower yields on interest-earning assets (down 43 basis points “bp”), partially offset by higher average balances of investments (up $387 million) and lower average balances of higher-costing interest-bearing liabilities.

Comparing the first quarter of 2015 with the fourth quarter of 2014, net interest and fee income (FTE) decreased $375 thousand due to lower yields on interest earning assets (down 12 bp), the effect of two less accrual days and a lower average volume of loans (down $25 million), partially offset by higher average balances of investments (up $164 million) and lower average balances of higher-costing interest-bearing liabilities.

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

Yields on interest-earning assets have declined due to relatively low interest rates prevailing in the market. The net interest margin (FTE) was 3.43% in the first quarter 2015, 3.53% in the fourth quarter 2014 and 3.83% in the first quarter 2014. The volume of older-dated higher-yielding loans declined due to principal maturities and paydowns. Newly originated loans have lower yields. The Company, in anticipation of rising interest rates, has been purchasing floating rate and shorter-duration investment securities with lower yields than longer-duration securities to increase liquidity. The Company’s high levels of liquidity will provide an opportunity to obtain higher yielding assets once market interest rates start rising. The Company has been replacing higher-cost funding sources with low-cost deposits and interest expense has declined to offset some of the decline in interest income.

Interest and Fee Income (FTE)

Interest and fee income (FTE) for the first quarter of 2015 decreased $2.2 million or 5.5% from the same period in 2014. The decrease was caused by lower average balances of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments.

The total average balances of loans declined due to decreases in the average balances of commercial real estate loans (down $78 million), consumer loans (down $36 million), residential real estate loans (down $37 million) and tax-exempt commercial loans (down $16 million). The average investment portfolio increased largely due to higher average balances of securities of U.S. Government sponsored entities (up $359 million), corporate securities (up $192 million), partially offset by decreases in average balances of collateralized mortgage obligations and mortgage-backed securities (down $103 million) and municipal securities (down $56 million).

The average yield on the Company's earning assets decreased from 3.92% in the first quarter 2014 to 3.49% in the corresponding period of 2015. The composite yield on loans declined 23 bp to 4.96% mostly due to lower yields on taxable commercial loans (down 136 bp) and consumer loans (down 23 bp), partially offset by a 12 bp increase in yields on commercial real estate loans. Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. Higher yields on commercial real estate loans were attributable to higher interest received on nonaccrual loans and discount accretion on purchased loans. The investment yields in general declined due to market rates. The investment portfolio yield decreased 34 bp to 2.55% primarily due to lower yields on municipal securities (down 32 bp), partially offset by increases in yields on securities of U.S. Government sponsored entities (up 27 bp) and collateralized mortgage obligations and mortgage-backed securities (up 14 bp). The yield on securities of U.S. government sponsored entities, collateralized mortgage obligations and mortgage-backed securities rose as securities added to the portfolio in the first quarter 2015 were higher yielding than securities held in the prior period.

Comparing the first quarter of 2015 with the fourth quarter of 2014, interest and fee income (FTE) was down $516 thousand or 1.4%. The decrease resulted from lower yields on interest earning assets, the effect of two less accrual days and a lower average volume of loans, partially offset by higher average balances of investments.

Average interest earning assets increased $139 million or 3.3% in the first quarter of 2015 compared with the fourth quarter of 2014 due to a $164 million increase in average investments and a $25 million decrease in average loans. The decrease in the average balance of the loan portfolio was attributable to decreases in average balances of commercial real estate loans (down $13 million), residential real estate loans (down $11 million) and consumer loans (down $6 million), partially offset by a $6 million increase in the average balance of taxable commercial loans. The average investment portfolio increased mostly due to higher average balances of corporate securities (up $117 million) and U.S. government sponsored entities (up $70 million), partially offset by lower average balances of collateralized mortgage obligations and mortgage-backed securities (down $25 million). The average yield on earning assets for the first quarter of 2015 was 3.49% compared with 3.61% in the fourth quarter of 2014. The loan portfolio yield for the first quarter of 2015 was 4.96% compared with 5.03% for the fourth quarter of 2014 mostly due to lower yields on consumer loans (down 19 bp), commercial taxable loans (down 23 bp), residential real estate loans (down 17 bp), commercial tax-exempt loans (down 24 bp) and construction loans (down 131 bp), partially offset by higher yields on commercial real estate loans (up 13 bp). Higher yields on commercial real estate loans were attributable to higher interest received on nonaccrual loans and discount accretion on purchased loans. The investment portfolio yield decreased 9 bp to 2.55% primarily due to lower yields on municipal securities (down 11 bp), partially offset by higher yields on collateralized mortgage obligations and mortgage-backed securities (up 12 bp). The yield on securities of collateralized mortgage obligations and mortgage-backed securities rose due to lower levels of premium amortization.

Interest Expense

Interest expense has been reduced by lowering rates paid on interest-bearing deposits and borrowings and by reducing the volume of higher-cost funding sources. A $10 million term repurchase agreement was repaid in August 2014. Federal Home Loan Bank advances of $20 million were repaid in January 2015. Average balances of time deposits declined $87 million in the first quarter 2015 compared with the first quarter 2014. Lower-cost checking and savings deposits accounted for 91.4% of total average deposits in the first quarter 2015 compared with 91.0% in the fourth quarter 2014 and 88.9% in the first quarter 2014.

Interest expense in the first quarter of 2015 decreased $239 thousand or 26.6% compared with the same period in 2014 due to lower average balances of higher-costing interest-bearing liabilities. Interest-bearing liabilities increased due to higher average balances of money market savings (up $68 million), money market checking accounts (up $29 million) and regular savings (up $39 million) and securities sold under repurchase agreements (up $24 million), partially offset by lower average balances of time deposits $100 thousand or more (down $59 million), time deposits less than $100 thousand (down $28 million), Federal Home Loan Bank advances (down $19 million) and term repurchase agreement (down $10 million). The average rate paid on interest-bearing liabilities decreased from 0.14% in the first quarter of 2014 compared to 0.10% in the first quarter of 2015. Rates on interest-bearing deposits were 0.10% for the first quarter 2015 compared with 0.13% for the first quarter 2014.

Comparing the first quarter of 2015 with the fourth quarter of 2014, interest expense declined $141 thousand or 17.6% due to lower average balances of higher-costing interest-bearing liabilities. Average balances of Federal Home Loan Bank advances declined $18 million. Average balances of interest-bearing deposits increased primarily due to higher balances of money market savings (up $32 million) and regular savings (up $15 million), partially offset by lower average balances of time deposits $100 thousand or more (down $7 million) and time deposits less than $100 thousand (down $6 million). Rates paid on interest-bearing liabilities averaged 0.10% during the first quarter 2015 compared with 0.12% for the fourth quarter 2014. Rates paid on interest-bearing deposits were 0.10% in the first quarter 2015 compared with 0.11% in the fourth quarter 2014.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated (Percentages are annualized.):

	For the Three Months Ended
	March 31,		December 31,
	2015	2014	2014

Yield on earning assets (FTE)	3.49%	3.92%	3.61%
Rate paid on interest-bearing liabilities	0.10%	0.14%	0.12%
Net interest spread (FTE)	3.39%	3.78%	3.49%
Impact of noninterest-bearing funds	0.04%	0.05%	0.04%
Net interest margin (FTE)	3.43%	3.83%	3.53%

During the first quarter 2015, the net interest margin (FTE) was affected by low market interest rates. The volume of older-dated higher-yielding loans and securities declined due to principal maturities and paydowns. Newly originated loans have lower yields. The Company, in anticipation of rising interest rates, has been purchasing floating rate and shorter-duration investment securities to increase liquidity. The liquidity from the shorter-duration securities can be invested at higher interest rates during a period of rising interest rates. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost funding sources. During the first quarter 2015 the net interest margin (FTE) decreased 40 bp compared with the same period in 2014. Lower yields on earning assets were partially offset by lower rates paid on interest-bearing liabilities and resulted in a 39 bp decrease in net interest spread (FTE). The 4 bp net interest margin contribution of noninterest-bearing demand deposits resulted in the net interest margin (FTE) of 3.43%. During the first quarter of 2015, the net interest margin (FTE) decreased 10 bp compared with the fourth quarter of 2014. The net interest spread (FTE) in the first quarter of 2015 was 3.39% compared with 3.49% in the fourth quarter of 2014, the net result of a 12 bp decrease in earning asset yields and 2 bp decrease in the cost of interest-bearing liabilities.

[The remainder of this page intentionally left blank]

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present information regarding the consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income earned from average interest earning assets and the resulting yields, and the amounts of interest expense incurred on average interest-bearing liabilities and the resulting rates. Average loan balances include nonperforming loans. Interest income includes reversal of previously accrued interest on loans placed on non-accrual status during the period and proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income and accretion of purchased loan discounts. Yields on tax-exempt securities and loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the current statutory tax rate. Yields, rates and interest margins are annualized.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended
	March 31, 2015
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$1,466,850	$5,896	1.61%
Tax-exempt (1)	166,018	2,417	5.82%
Held to maturity
Taxable	321,373	1,658	2.06%
Tax-exempt (1)	704,042	7,005	3.98%
Loans:
Commercial:
Taxable	308,197	3,434	4.52%
Tax-exempt (1)	78,906	1,096	5.63%
Commercial real estate	710,475	10,941	6.25%
Real estate construction	14,064	178	5.12%
Real estate residential	147,507	1,231	3.34%
Consumer installment and other	424,599	3,733	3.57%
Total loans (1)	1,683,748	20,613	4.96%
Total Interest-earning assets (1)	4,342,031	$37,589	3.49%
Other assets	717,506
Total assets	$5,059,537

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,919,820	$-	-%
Savings and interest-bearing transaction	2,103,115	279	0.05%
Time less than $100,000	180,760	166	0.37%
Time $100,000 or more	199,251	197	0.40%
Total interest-bearing deposits	2,483,126	642	0.10%
Short-term borrowed funds	86,354	16	0.08%
Federal Home Loan Bank advances	2,004	1	0.20%
Total interest-bearing liabilities	2,571,484	$659	0.10%
Other liabilities	52,147
Shareholders' equity	516,086
Total liabilities and shareholders' equity	$5,059,537
Net interest spread (1) (2)			3.39%
Net interest and fee income and interest margin (1) (3)		$36,930	3.43%
(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2) Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3) Net interest margin is computed by calculating the difference between interest income and expense, devided by the average balance of interest-earning assets.

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended
	December 31, 2014
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$1,298,294	$5,262	1.62%
Tax-exempt (1)	169,388	2,492	5.88%
Held to maturity
Taxable	333,491	1,597	1.92%
Tax-exempt (1)	692,863	7,097	4.10%
Loans:
Commercial:
Taxable	302,170	3,616	4.75%
Tax-exempt (1)	80,706	1,194	5.87%
Commercial real estate	723,153	11,151	6.12%
Real estate construction	13,057	212	6.44%
Real estate residential	158,908	1,396	3.51%
Consumer	431,018	4,088	3.76%
Total loans (1)	1,709,012	21,657	5.03%
Total Interest-earning assets (1)	4,203,048	$38,105	3.61%
Other assets	847,369
Total assets	$5,050,417

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,925,741	$-	-%
Savings and interest-bearing transaction	2,054,750	279	0.05%
Time less than $100,000	187,087	184	0.39%
Time $100,000 or more	205,894	209	0.40%
Total interest-bearing deposits	2,447,731	672	0.11%
Short-term borrowed funds	86,323	25	0.12%
Federal Home Loan Bank advances	20,099	103	2.03%
Total interest-bearing liabilities	2,554,153	$800	0.12%
Other liabilities	52,317
Shareholders' equity	518,206
Total liabilities and shareholders' equity	$5,050,417
Net interest spread (1) (2)			3.49%
Net interest and fee income and interest margin (1) (3)		$37,305	3.53%

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2015
	Compared with
	For the Three Months Ended March 31, 2014
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Available for sale
Taxable	$2,007	$(36)	$1,971
Tax-exempt (1)	(157)	140	(17)
Held to maturity
Taxable	(269)	169	(100)
Tax-exempt (1)	(441)	(840)	(1,281)
Loans:
Commercial:
Taxable	394	(1,033)	(639)
Tax-exempt (1)	(220)	4	(216)
Commercial real estate	(1,177)	195	(982)
Real estate construction	13	(25)	(12)
Real estate residential	(310)	(8)	(318)
Consumer	(335)	(244)	(579)
Total loans (1)	(1,635)	(1,111)	(2,746)
Total decrease in interest and fee income (1)	(495)	(1,678)	(2,173)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing
transaction	20	(42)	(22)
Time less than $100,000	(30)	(25)	(55)
Time $100,000 or more	(53)	18	(35)
Total interest-bearing deposits	(63)	(49)	(112)
Short-term borrowed funds	8	(12)	(4)
Term repurchase agreement	(25)	-	(25)
Federal Home Loan Bank advances	(89)	(9)	(98)
Total decrease in interest expense	(169)	(70)	(239)
Decrease in net interest and fee income (1)	$(326)	$(1,608)	$(1,934)

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2015
	Compared with
	For the Three Months Ended December 31, 2014
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Available for sale
Taxable	$683	$(49)	$634
Tax-exempt (1)	(50)	(25)	(75)
Held to maturity
Taxable	(58)	119	61
Tax-exempt (1)	115	(207)	(92)
Loans:
Commercial:
Taxable	49	(231)	(182)
Tax-exempt (1)	(50)	(48)	(98)
Commercial real estate	(437)	227	(210)
Real estate construction	12	(46)	(34)
Real estate residential	(100)	(65)	(165)
Consumer installment and other	(143)	(212)	(355)
Total loans (1)	(669)	(375)	(1,044)
Total increase (decrease) in interest and fee income (1)	21	(537)	(516)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing
transaction	1	(1)	-
Time less than $100,000	(10)	(8)	(18)
Time $100,000 or more	(11)	(1)	(12)
Total interest-bearing deposits	(20)	(10)	(30)
Short-term borrowed funds	-	(9)	(9)
Federal Home Loan Bank advances	(92)	(10)	(102)
Total decrease in interest expense	(112)	(29)	(141)
Increase (decrease) in net interest and fee income (1)	$133	$(508)	$(375)

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

The Company provided no provision for loan losses in the first quarter of 2015 compared with $1.0 million and $200 thousand in the first quarter 2014 and the fourth quarter 2014, respectively. The provision for loan losses is determined based on Management’s evaluation of credit quality for the loan portfolio. The Company recorded purchased County Bank and Sonoma Valley Bank loans at estimated fair value upon the acquisition dates, February 6, 2009 and August 20, 2010, respectively. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans secured by single-family residential real estate are “covered” through February 6, 2019 by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. The FDIC indemnification of purchased County Bank non-single-family residential secured loans expired February 6, 2014. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2015	2014	2014
	(In thousands)

Service charges on deposit accounts	$5,707	$6,010	$5,870
Merchant processing services	1,703	1,924	1,734
Debit card fees	1,456	1,405	1,478
Trust fees	706	654	684
Other service fees	665	661	673
ATM processing fees	585	620	581
Financial services commissions	153	171	171
Other noninterest income	1,325	1,545	1,354
Total	$12,300	$12,990	$12,545

Noninterest income for the first quarter 2015 declined by $690 thousand or 5.3% from the same period in 2014. Service charges on deposits decreased $303 thousand due to declines in fees charged on overdrawn and insufficient funds accounts (down $150 thousand), lower activity on checking accounts (down $88 thousand) and lower fees on analyzed accounts (down $67 thousand). Merchant processing services fees decreased $221 thousand primarily due to lower transaction volumes.

In the first quarter 2015, noninterest income decreased $245 thousand or 2.0% compared with the fourth quarter 2014 generally due to fewer processing days and lower levels of customer transaction activity. Service charges on deposits decreased $163 thousand compared with the fourth quarter 2014 due to declines in fees charged on overdrawn and insufficient funds accounts (down $165 thousand), and lower activity on checking accounts, partially offset by collection of annual IRA fees in the first quarter 2015.

[The remainder of this page intentionally left blank]

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2015	2014	2014
	(In thousands)

Salaries and related benefits	$13,338	$14,126	$13,086
Occupancy	3,727	3,727	3,708
Outsourced data processing services	2,108	2,105	2,097
Furniture and equipment	1,119	1,005	1,104
Amortization of identifiable intangibles	1,001	1,105	1,051
Professional fees	548	430	640
Courier service	543	610	686
Other real estate owned	315	(350)	265
Other	4,028	4,115	3,716
Total	$26,727	$26,873	$26,353

Noninterest expense decreased $146 thousand in the first quarter 2015 compared with the same period in 2014 primarily due to lower personnel costs, lower intangible amortization, lower operational losses and lower courier service costs, partially offset by increases in other real estate owned (“OREO”) expense net of disposition gains. Salaries and related benefits declined $788 thousand mostly due to employee attrition. Amortization of identifiable intangibles decreased $104 thousand as assets are amortized on a declining balance method. Expenses for other real estate owned in the first quarter 2015 included net writedowns while the first quarter 2014 included net gains on disposition of foreclosed assets. Professional fees increased $118 thousand due to higher accounting fees, partially offset by lower legal fees associated with nonperforming assets. Equipment expense increased $114 thousand mostly due to higher depreciation costs resulting from computer and software upgrades.

In the first quarter 2015, noninterest expense increased $374 thousand compared with the fourth quarter 2014 primarily due to higher personnel costs, partially offset by lower courier service expenses. Salaries and related benefits increased $252 thousand primarily due to seasonally higher payroll taxes. Courier expense decreased primarily due to consolidating service runs.

Provision for Income Tax

During the first quarter 2015, the Company recorded an income tax provision (FTE) of $7.9 million, compared with $8.7 million and $8.3 million for the first and fourth quarters of 2014, respectively. The current quarter provision represents an effective tax rate (FTE) of 35.3%, compared with 36.2% and 35.5% for the first and fourth quarters of 2014, respectively.

Investment Portfolio

The Company maintains a securities portfolio consisting of securities issued by U.S. Treasury, U.S. Government sponsored entities, state and political subdivisions, corporations, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

Management has increased the investment portfolio in response to deposit growth and loan volume declines. The carrying value of the Company’s investment securities portfolio was $2.8 billion as of March 31, 2015, an increase of $153 million  compared to December 31, 2014.

Management continually evaluates the Company’s investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, liquidity, and the level of interest rate risk to which the Company is exposed.  These evaluations may cause Management to change the level of funds the Company deploys into investment securities, change the composition of the Company’s investment securities portfolio, and change the proportion of investments allocated into the available for sale and held to maturity investment categories.

The Company has been reducing its positions in mortgage-related securities in an effort to manage extension risk. Extension risk represents the risk mortgages underlying the securities experience slower principal reductions as rising market interest rates cause a disincentive for borrowers to reduce principal balances; under such circumstances the Company will hold these securities for a longer period than anticipated at current yield levels rather than having the opportunity to reinvest cash flows at higher yields. The Company’s positioning of the balance sheet for rising interest rates has resulted in the purchase of floating rate corporate bonds, federal agency bonds, and short-term state and municipal bonds. As of March 31, 2015, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities.

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

At March 31, 2015, the Company’s investment securities portfolios included securities issued by 753 state and local government municipalities and agencies located within 45 states with a fair value of $900.5 million.  The largest exposure to any one municipality or agency was $5.0 million (fair value) represented by one revenue bond.

	At March 31, 2015
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
California	$112,494	$115,635
Texas	63,714	64,988
Pennsylvania	48,664	49,617
New Jersey	31,768	32,264
Arizona	28,446	29,473
Other (35 states)	272,832	278,831
Total general obligation bonds	$557,918	$570,808

Revenue bonds:
California	$59,675	$62,238
Pennsylvania	29,458	30,070
Kentucky	19,937	20,512
Iowa	18,208	18,959
Colorado	18,512	18,941
Indiana	16,783	16,920
Other (31 states)	156,946	162,036
Total revenue bonds	$319,519	$329,676
Total obligations of states and political subdivisions	$877,437	$900,484

[The remainder of this page intentionally left blank]

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

At March 31, 2015, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 24 revenue sources. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following table.

	At March 31, 2015
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source
Water	$66,235	$69,172
Sewer	48,421	49,930
Sales tax	35,017	36,434
Lease (renewal)	21,760	22,275
Lease (abatement)	18,539	19,399
College & University	18,506	18,819
Other	111,041	113,647
Total revenue bonds by revenue source	$319,519	$329,676

[The remainder of this page intentionally left blank]

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

Nonperforming Assets
	At March 31,		At December 31,
	2015	2014	2014
	(In thousands)
Originated:
Nonperforming nonaccrual loans	$3,315	$4,784	$5,296
Performing nonaccrual loans	26	39	13
Total nonaccrual loans	3,341	4,823	5,309
Accruing loans 90 or more days past due	191	196	502
Total nonperforming loans	3,532	5,019	5,811
Other real estate owned	5,483	5,347	4,809
Total nonperforming assets	$9,015	$10,366	$10,620

Purchased covered:
Nonperforming nonaccrual loans	$-	$86	$297
Performing nonaccrual loans	-	-	-
Total nonaccrual loans	-	86	297
Accruing loans 90 or more days past due	-	-	-
Total nonperforming loans	-	86	297
Other real estate owned	486	585	-
Total nonperforming assets	$486	$671	$297

Purchased non-covered:
Nonperforming nonaccrual loans	$8,952	$11,578	$11,901
Performing nonaccrual loans	1,093	902	97
Total nonaccrual loans	10,045	12,480	11,998
Accruing loans 90 or more days past due	-	209	-
Total nonperforming loans	10,045	12,689	11,998
Other real estate owned	3,264	6,254	1,565
Total nonperforming assets	$13,309	$18,943	$13,563

Total nonperforming assets	$22,810	$29,980	$24,480

At March 31, 2015, one purchased non-covered nonperforming nonaccrual loan had a carrying value of $6,330 thousand; such loan is secured by commercial real estate. The remaining twenty nonaccrual loans held at March 31, 2015 had an average carrying value of $353 thousand, the largest carrying value was $1,364 thousand.

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

	For the Three Months Ended
	March 31,		December 31,
	2015	2014	2014
	(In thousands)
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$34,178	$34,386	$34,462
Provision for loan losses	-	1,000	200
Provision for unfunded commitments	-	-	-
Loans charged off
Commercial	(60)	(60)	(776)
Commercial real estate	-	-	(762)
Consumer installment and other	(995)	(999)	(997)
Purchased covered loans	-	(260)	-
Purchased non-covered loans	(35)	-	(262)
Total chargeoffs	(1,090)	(1,319)	(2,797)
Recoveries of loans previously charged off
Commercial	180	168	1,734
Commercial real estate	15	163	20
Construction	-	3	-
Consumer installment and other	590	400	554
Purchased non-covered loans	7	1	5
Total recoveries	792	735	2,313
Net loan (losses)	(298)	(584)	(484)
Balance, end of period	$33,880	$34,802	$34,178
Components:
Allowance for loan losses	$31,187	$32,109	$31,485
Liability for off-balance sheet credit exposure	2,693	2,693	2,693
Allowance for credit losses	$33,880	$34,802	$34,178
Net loan losses:
Originated loans	$(270)	$(325)	$(227)
Purchased covered loans	-	(260)	-
Purchased non-covered loans	(28)	-	(257)
Net loan losses as a percentage of
average total loans (annualized)	0.07%	0.13%	0.11%

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of March 31, 2015 are economic and business conditions $1.7 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $1.8 million, adequacy of lending Management and staff $1.7 million, concentrations of credit $3.2 million, and other factors.

	Allowance for Loan Losses For the Three Months Ended March 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,460	$4,245	$644	$2,241	$7,717	$2,120	$-	$9,058	$31,485
Additions:
Provision	(110)	(137)	86	(101)	(281)	247	-	296	-
Deductions:
Chargeoffs	(60)		-		(995)	(35)	-	-	(1,090)
Recoveries	180	15	-	-	590	7	-	-	792
Net loan recoveries (losses)	120	15	-	-	(405)	(28)	-	-	(298)
Total allowance for loan losses	$5,470	$4,123	$730	$2,140	$7,031	$2,339	$0	$9,354	$31,187

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At March 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$493	$-	$-	$-	$-	$-	$-	$-	$493
Collectively evaluated for impairment	4,977	4,123	730	2,140	7,031	2,339	-	9,354	30,694
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$5,470	$4,123	$730	$2,140	$7,031	$2,339	$-	$9,354	$31,187
Carrying value of loans:
Individually evaluated for impairment	$12,459	$597	$-	$574	$599	$10,740	$-	$-	$24,969
Collectively evaluated for impairment	379,404	548,339	12,438	139,760	371,376	186,835	16,107	-	1,654,259
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,434	222	-	4,656
Total	$391,863	$548,936	$12,438	$140,334	$371,975	$202,009	$16,329	$-	$1,683,884

Management considers the $33.9 million allowance for credit losses to be adequate as a reserve against credit losses inherent in the loan portfolio as of March 31, 2015.

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

The Federal Open Market Committee’s April 29, 2015 press release stated “To support continued progress toward maximum employment and price stability, the Committee today reaffirmed its view that the current 0 to 1/4 percent target range for the federal funds rate remains appropriate. In determining how long to maintain this target range, the Committee will assess progress--both realized and expected--toward its objectives of maximum employment and 2 percent inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments. The Committee anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2 percent objective over the medium term.… When the Committee decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2 percent. The Committee currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the Committee views as normal in the longer run.”  In this context, Management’s most likely earnings forecast for the twelve months ending March 31, 2016 assumes market interest rates will either remain relatively stable or short-term rates will rise gradually.

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

The Company’s asset and liability position was slightly “asset sensitive” at March 31, 2015, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management’s interest rate risk management is currently biased toward stable interest rates in the near-term, and ultimately, rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97 percent of funding for average total assets in the first quarter 2015 and 2014. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

In the first quarter 2015 and 2014, non-deposit funding has continued to be provided by short-term borrowings and Federal Home Loan Bank advances until repayment in January 2015, and additionally, a term repurchase agreement until repayment in August 2014. These non-deposit sources of funds comprise a modest portion of total funding.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $2.8 billion in total investment securities at March 31, 2015. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At March 31, 2015, such collateral requirements totaled approximately $720 million.

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

In the first quarter 2015, the Bank’s dividends paid to the Parent Company provided adequate cash flow for the Parent Company to pay shareholder dividends of $10 million and retire common stock in the amount of $8 million. In the first quarter 2014, the Bank’s dividends paid to the Parent Company and proceeds from the exercise of stock options provided adequate cash flow for the Parent Company to pay shareholder dividends of $10 million and retire common stock in the amount of $23 million. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of raising capital. The Company's net income as an annualized percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.4% in the first quarter 2015, 11.6% in 2014 and 12.5% in 2013. The Company also raises capital as employees exercise stock options. There was no capital raised through the exercise of stock options in the first quarter 2015 compared with $12.4 million in 2014 and $21.5 million in 2013.

The Company paid common dividends totaling $9.8 million in the first quarter 2015, $39.8 million in 2014 and $40.1 million in 2013, which represent dividends per common share of $0.38, $1.52 and $1.49, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 183 thousand shares valued at $7.9 million in the first quarter 2015, 1.0 million shares valued at $52.7 million in 2014 and 1.2 million shares valued at $57.3 million in 2013.

The Company's primary capital resource is shareholders' equity, which was $527.4 million at March 31, 2015 compared with $526.6 million at December 31, 2014. The Company's ratio of equity to total assets was 10.47% at March 31, 2015 and 10.46% at December 31, 2014.

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

Under the final rule, a banking organization that is not subject to the “advanced approaches rule” may make a one-time election not to include most elements of Accumulated Other Comprehensive Income, including net-of-tax unrealized gains and losses on available for sale investment securities, in regulatory capital. Neither the Company nor the Bank are subject to the “advanced approaches rule” and made the election not to include most elements of Accumulated Other Comprehensive Income in regulatory capital.

Banking organizations that are not subject to the “advanced approaches rule” began complying with the final rule on January 1, 2015; on such date, the Company and the Bank became subject to the revised definitions of regulatory capital, the new minimum regulatory capital ratios, and various regulatory capital adjustments and deductions according to transition provisions and timelines. All banking organizations began calculating standardized total risk-weighted assets on January 1, 2015. The transition period for the capital conservation buffer for all banking organizations will begin on January 1, 2016 and end January 1, 2019. Any bank subject to the rule which is unable to maintain its “capital conservation buffer” will be restricted in the payment of discretionary executive compensation and shareholder distributions, such as dividends and share repurchases.

The final rule did not supersede provisions of the Federal Deposit Insurance Corporation Improvement Act (FDICIA) requiring federal banking agencies to take prompt corrective action (PCA) to resolve problems of insured depository institutions. The final rule revised the PCA thresholds to incorporate the higher minimum levels of capital, including the newly proposed “common equity tier 1” ratio.

The capital ratios for the Company and the Bank under the new capital framework are presented in the table below.

	At March 31, 2015		Transitional Minimum Regulatory Requirement Effective	Minimum Regulatory Requirement (1) Effective	Well-capitalized by Regulatory Definition Under FDICIA Effective
	Company	Bank	January 1, 2015	January 1, 2019	January 1, 2015

Common Equity Tier I Capital	12.54%	11.35%	4.50%	7.00%	6.50%
Tier I Capital	12.54%	11.35%	6.00%	8.50%	8.00%
Total Capital	13.08%	12.05%	8.00%	10.50%	10.00%
Leverage Ratio	7.88%	7.09%	4.00%	4.00%	5.00%

(1) Includes 2.5% capital conservation buffer.

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

[The remainder of this page intentionally left blank]

The following summarizes the ratios of regulatory capital to risk-adjusted assets under the superseded capital framework on the dates indicated:

	At March 31,	At December 31,	Minimum Regulatory	Well-capitalized by Regulatory
	2014	2014	Requirement	Definition

Company:
Tier I Capital	13.74%	13.30%	4.00%	6.00%
Total Capital	15.19%	14.54%	8.00%	10.00%
Leverage ratio	8.40%	7.95%	4.00%	5.00%

Bank:
Tier I Capital	12.40%	12.04%	4.00%	6.00%
Total Capital	14.07%	13.49%	8.00%	10.00%
Leverage ratio	7.54%	7.16%	4.00%	5.00%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2015.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s Form 10-K as of December 31, 2014 includes detailed disclosure about the risks faced by the Company’s business; such risks have not materially changed since the Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.
(b) None
(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended March 31, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)
January 1
through	85	$42.87	85	1,648
January 31
February 1
through	43	42.44	43	1,605
February 28
March 1
through	55	43.60	55	1,550
March 31
Total	183	$42.99	183	1,550

* Includes 7 thousand, 4 thousand and 11 thousand shares purchased in January, February and March, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

Shares were repurchased during the first quarter of 2015 pursuant to a program approved by the Board of Directors on July 24, 2014 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2015.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Submission of Matters to a Vote of Security Holders

Information required is incorporated by reference to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on April 27, 2015.

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

Date: May 5, 2015

EXHIBIT INDEX

Exhibit 31.1:  Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:  Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101:  Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (ii) Consolidated Balance Sheets at March 31, 2015, and December 31, 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 and (vi) Notes to the Unaudited
Consolidated Financial Statements.