Form 10-Q
period 2015-06-30
WESTAMERICA BANCORPORATION
filed 2015-07-31
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of July 23, 2015

Common Stock, No Par Value	25,550,874

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

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	At June 30,	At December 31,
	2015	2014
	(In thousands)
Assets:
Cash and due from banks	$289,606	$380,836
Investment securities available for sale	1,634,878	1,600,781
Investment securities held to maturity, with fair values of: $1,164,603 at June 30, 2015 and $1,048,562 at December 31, 2014	1,159,581	1,038,658
Loans	1,631,271	1,700,290
Allowance for loan losses	(30,828)	(31,485)
Loans, net of allowance for loan losses	1,600,443	1,668,805
Other real estate owned	9,260	6,374
Premises and equipment, net	37,945	37,852
Identifiable intangibles, net	12,331	14,287
Goodwill	121,673	121,673
Other assets	165,513	166,458
Total Assets	$5,031,230	$5,035,724

Liabilities:
Deposits:
Noninterest bearing deposits	$1,930,551	$1,910,781
Interest bearing deposits	2,424,293	2,438,410
Total deposits	4,354,844	4,349,191
Short-term borrowed funds	82,747	89,784
Federal Home Loan Bank advances	-	20,015
Other liabilities	68,301	50,131
Total Liabilities	4,505,892	4,509,121

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 25,529 at June 30, 2015 and 25,745 at December 31, 2014	377,339	378,132
Deferred compensation	2,711	2,711
Accumulated other comprehensive income	3,988	5,292
Retained earnings	141,300	140,468
Total Shareholders' Equity	525,338	526,603
Total Liabilities and Shareholders' Equity	$5,031,230	$5,035,724

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$20,035	$22,787	$40,265	$45,688
Investment securities available for sale	7,999	5,875	15,468	11,505
Investment securities held to maturity	6,391	6,741	12,609	13,774
Total Interest and Fee Income	34,425	35,403	68,342	70,967
Interest Expense:
Deposits	601	754	1,243	1,508
Short-term borrowed funds	16	21	32	41
Term repurchase agreement	-	24	-	49
Federal Home Loan Bank advances	-	101	1	200
Total Interest Expense	617	900	1,276	1,798
Net Interest Income	33,808	34,503	67,066	69,169
Provision for Loan Losses	-	1,000	-	2,000
Net Interest Income After Provision For Loan Losses	33,808	33,503	67,066	67,169
Noninterest Income:
Service charges on deposit accounts	5,694	6,105	11,401	12,115
Merchant processing services	1,783	1,820	3,486	3,744
Debit card fees	1,534	1,534	2,990	2,939
Other service fees	683	688	1,348	1,349
Trust fees	672	615	1,378	1,269
ATM processing fees	627	634	1,212	1,254
Financial services commissions	198	221	351	392
Other	1,078	1,581	2,403	3,126
Total Noninterest Income	12,269	13,198	24,569	26,188
Noninterest Expense:
Salaries and related benefits	13,696	13,926	27,034	28,052
Occupancy	3,726	3,746	7,453	7,473
Outsourced data processing services	2,111	2,115	4,219	4,220
Furniture and equipment	1,158	1,005	2,277	2,010
Amortization of identifiable intangibles	955	1,058	1,956	2,163
Courier service	598	665	1,141	1,275
Professional fees	582	577	1,130	1,007
Other real estate owned	52	(270)	367	(620)
Other	4,018	4,135	8,046	8,250
Total Noninterest Expense	26,896	26,957	53,623	53,830
Income Before Income Taxes	19,181	19,744	38,012	39,527
Provision for income taxes	4,420	4,587	8,694	9,063
Net Income	$14,761	$15,157	$29,318	$30,464
Average Common Shares Outstanding	25,514	26,175	25,582	26,303
Diluted Average Common Shares Outstanding	25,536	26,238	25,595	26,387
Per Common Share Data:
Basic earnings	$0.58	$0.58	$1.15	$1.16
Diluted earnings	0.58	0.58	1.15	1.15
Dividends paid	0.38	0.38	0.76	0.76

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net Income	$14,761	$15,157	$29,318	$30,464
Other comprehensive income:
(Decrease) increase in net unrealized gains on securities available for sale	(9,698)	6,366	(2,280)	14,189
Deferred tax benefit (expense)	4,078	(2,677)	958	(5,966)
(Decrease) increase in net unrealized gains on securities available for sale, net of tax	(5,620)	3,689	(1,322)	8,223
Post-retirement benefit transition obligation amortization	15	15	30	30
Deferred tax expense	(6)	(6)	(12)	(12)
Post-retirement benefit transition obligation amortization, net of tax	9	9	18	18
Total Other Comprehensive (Loss) Income	(5,611)	3,698	(1,304)	8,241
Total Comprehensive Income	$9,150	$18,855	$28,014	$38,705

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In thousands)
Balance, December 31, 2013	26,510	$378,946	$2,711	$4,313	$156,964	$542,934
Net income for the period					30,464	30,464
Other comprehensive income				8,241		8,241
Exercise of stock options	252	12,178				12,178
Tax benefit decrease upon expiration/exercise of stock options		(396)				(396)
Restricted stock activity	19	1,027				1,027
Stock based compensation		700				700
Stock awarded to employees	1	69				69
Retirement of common stock including repurchases	(708)	(10,342)			(26,013)	(36,355)
Dividends					(20,059)	(20,059)
Balance, June 30, 2014	26,074	$382,182	$2,711	$12,554	$141,356	$538,803

Balance, December 31, 2014	25,745	$378,132	$2,711	$5,292	$140,468	$526,603
Net income for the period					29,318	29,318
Other comprehensive loss				(1,304)		(1,304)
Exercise of stock options	81	3,602				3,602
Tax benefit decrease upon expiration/exercise of stock options		(1,206)				(1,206)
Restricted stock activity	17	741				741
Stock based compensation		672				672
Stock awarded to employees	2	69				69
Retirement of common stock including repurchases	(316)	(4,671)			(9,019)	(13,690)
Dividends					(19,467)	(19,467)
Balance, June 30, 2015	25,529	$377,339	$2,711	$3,988	$141,300	$525,338

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
	(In thousands)
Operating Activities:
Net income	$29,318	$30,464
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,957	7,210
Loan loss provision	-	2,000
Net amortization of deferred loan fees	(149)	(134)
Decrease in interest income receivable	54	105
Increase in net deferred tax asset	(166)	(2,624)
(Increase) decrease in other assets	(1,064)	1,426
Stock option compensation expense	672	700
Tax benefit decrease upon expiration/exercise of stock options	1,206	396
Decrease in income taxes payable	(640)	(66)
Increase (decrease) in interest expense payable	25	(1)
(Decrease) increase in other liabilities	(2,939)	7,147
Gain on sale of other assets	-	(400)
Net loss on sale of premises and equipment	11	17
Net gain on sale of foreclosed assets	-	(810)
Writedown of foreclosed assets	243	108
Net Cash Provided by Operating Activities	34,528	45,538

Investing Activities:
Net repayments of loans	66,820	42,381
Proceeds from FDIC[1] loss-sharing indemnification	-	6,703
Purchases of investment securities available for sale	(627,164)	(382,123)
Proceeds from sale/maturity/calls of securities available for sale	604,708	225,777
Purchases of investment securities held to maturity	(189,632)	(18,373)
Proceeds from maturity/calls of securities held to maturity	72,440	74,179
Purchases of premises and equipment	(1,833)	(1,696)
Net change in FRB2/FHLB[3] securities	940	3,248
Proceeds from sale of foreclosed assets	100	6,080
Net Cash Used in Investing Activities	(73,621)	(43,824)

Financing Activities:
Net change in deposits	5,661	49,689
Net change in short-term borrowings and FHLB[3] advances	(27,037)	6,105
Exercise of stock options/issuance of shares	3,602	12,178
Tax benefit decrease upon expiration/exercise of stock options	(1,206)	(396)
Retirement of common stock including repurchases	(13,690)	(36,355)
Common stock dividends paid	(19,467)	(20,059)
Net Cash (Used in) Provided by Financing Activities	(52,137)	11,162
Net Change In Cash and Due from Banks	(91,230)	12,876
Cash and Due from Banks at Beginning of Period	380,836	472,028
Cash and Due from Banks at End of Period	$289,606	$484,904

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$3,229	$968
Securities purchases pending settlement	24,952	-
Supplemental disclosure of cash flow activities:
Interest paid for the period	1,274	1,957
Income tax payments for the period	9,500	11,754

See accompanying notes to unaudited consolidated financial statements.

1 Federal Deposit Insurance Corporation ("FDIC")

2 Federal Reserve Bank ("FRB")

3 Federal Home Loan Bank ("FHLB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2: Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has identified the allowance for loan losses accounting to be the accounting area requiring the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. A discussion of the factors affecting accounting for the allowance for loan losses and purchased loans is included in the “Loan Portfolio Credit Risk” section in Item 2 of this document. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

FASB ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, was issued on January 17, 2014, providing clarification that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

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

The adoption of the update was limited to additional disclosures only and did not have a material effect on the Company’s financial statements at April 1, 2015, the date adopted.

Note 3: Investment Securities

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,500	$3	$-	$3,503
Securities of U.S. Government sponsored entities	431,800	675	(539)	431,936
Residential mortgage-backed securities	20,955	1,468	(8)	22,415
Commercial mortgage-backed securities	2,638	4	(10)	2,632
Obligations of states and political subdivisions	159,738	8,670	(156)	168,252
Residential collateralized mortgage obligations	209,448	537	(7,235)	202,750
Asset-backed securities	2,672	-	(13)	2,659
FHLMC[1] and FNMA[2] stock	775	5,014	-	5,789
Corporate securities	794,276	1,829	(3,984)	792,121
Other securities	2,039	924	(142)	2,821
Total	$1,627,841	$19,124	$(12,087)	$1,634,878

1 Federal Home Loan Mortgage Corporation

2 Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At June 30, 2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. government sponsored entities	$912	$7	$-	$919
Residential mortgage-backed securities	220,364	949	(775)	220,538
Commercial mortgage-backed securities	16,498	43	(148)	16,393
Obligations of states and political subdivisions	692,585	8,629	(3,720)	697,494
Residential collateralized mortgage obligations	229,222	1,880	(1,843)	229,259
Total	$1,159,581	$11,508	$(6,486)	$1,164,603

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,500	$5	$-	$3,505
Securities of U.S. Government sponsored entities	635,278	937	(1,027)	635,188
Residential mortgage-backed securities	24,647	1,776	(16)	26,407
Commercial mortgage-backed securities	2,923	6	(10)	2,919
Obligations of states and political subdivisions	171,907	10,015	(123)	181,799
Residential collateralized mortgage obligations	230,347	634	(8,524)	222,457
Asset-backed securities	8,349	-	(36)	8,313
FHLMC[1] and FNMA[2] stock	775	4,393	-	5,168
Corporate securities	511,699	2,169	(1,629)	512,239
Other securities	2,039	871	(124)	2,786
Total	$1,591,464	$20,806	$(11,489)	$1,600,781

1 Federal Home Loan Mortgage Corporation

2 Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2014
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. government sponsored entities	$1,066	$11	$-	$1,077
Residential mortgage-backed securities	59,078	1,183	(137)	60,124
Obligations of states and political subdivisions	720,189	11,350	(2,358)	729,181
Residential collateralized mortgage obligations	258,325	2,236	(2,381)	258,180
Total	$1,038,658	$14,780	$(4,876)	$1,048,562

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table s at the dates indicated:

	At June 30, 2015
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$99,091	$99,319	$13,500	$14,053
Over 1 to 5 years	1,095,152	1,094,069	239,801	241,670
Over 5 to 10 years	155,190	159,881	266,989	269,180
Over 10 years	42,553	45,202	173,207	173,510
Subtotal	1,391,986	1,398,471	693,497	698,413
Mortgage-backed securities and residential collateralized mortgage obligations	233,041	227,797	466,084	466,190
Other securities	2,814	8,610	-	-
Total	$1,627,841	$1,634,878	$1,159,581	$1,164,603

Securities available for sale at June 30, 2015 with maturity dates over one year but less than five years include $385,723  thousand (fair value) of securities of U.S. Government sponsored entities with call options on dates within one year or less, of which $118,469  thousand have interest coupons which will increase if the issuer does not exercise the call option.

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

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At June 30, 2015 and December 31, 2014, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

[The remainder of this page intentionally left blank]

An analysis of the gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At June 30, 2015
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment	Fair	Unrealized	Investment	Fair	Unrealized	Investment	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	16	$138,060	$(517)	1	$9,978	$(22)	17	$148,038	$(539)
Residential mortgage-backed securities	-	-	-	1	795	(8)	1	795	(8)
Commercial mortgage-backed securities	1	900	(7)	1	609	(3)	2	1,509	(10)
Obligations of states and political subdivisions	6	2,826	(41)	11	3,824	(115)	17	6,650	(156)
Residential collateralized mortgage obligations	2	14,061	(326)	29	174,725	(6,909)	31	188,786	(7,235)
Asset-backed securities	-	-	-	1	2,659	(13)	1	2,659	(13)
Corporate securities	83	405,109	(3,417)	13	43,809	(567)	96	448,918	(3,984)
Other securities	-	-	-	1	1,858	(142)	1	1,858	(142)
Total	108	$560,956	$(4,308)	58	$238,257	$(7,779)	166	$799,213	$(12,087)

An analysis of gross unrecognized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At June 30, 2015
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Residential mortgage- backed securities	11	$176,217	$(772)	1	$128	$(3)	12	$176,345	$(775)
Commercial mortgage-backed securities	2	14,290	(148)	-	-	-	2	14,290	(148)
Obligations of states and political subdivisions	200	169,949	(1,441)	81	69,233	(2,279)	281	239,182	(3,720)
Residential collateralized mortgage obligations	15	58,640	(388)	14	79,005	(1,455)	29	137,645	(1,843)
Total	228	$419,096	$(2,749)	96	$148,366	$(3,737)	324	$567,462	$(6,486)

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

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2015.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of June 30, 2015, $758,847  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds. As of December 31, 2014, $757,623  thousand of investment securities were pledged to secure public deposits, short-term borrowed funds and FHLB advances.

An analysis of gross unrealized losses  of investment securities available for sale follows:

	Investment Securities Available for Sale At December 31, 2014
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment	Fair	Unrealized	Investment	Fair	Unrealized	Investment	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	15	$253,632	$(989)	1	$9,963	$(38)	16	$263,595	$(1,027)
Residential mortgage-backed securities	-	-	-	2	822	(16)	2	822	(16)
Commercial mortgage-backed securities	1	942	(7)	1	803	(3)	2	1,745	(10)
Obligations of states and political subdivisions	7	2,548	(18)	17	5,518	(105)	24	8,066	(123)
Residential collateralized mortgage obligations	-	-	-	32	205,074	(8,524)	32	205,074	(8,524)
Asset-backed securities	1	5,008	(7)	1	3,305	(29)	2	8,313	(36)
Corporate securities	53	165,026	(1,304)	5	34,222	(325)	58	199,248	(1,629)
Other securities	-	-	-	1	1,876	(124)	1	1,876	(124)
Total	77	$427,156	$(2,325)	60	$261,583	$(9,164)	137	$688,739	$(11,489)

An analysis of gross unrecognized losses  of investment securities held to maturity follows:

	Investment Securities Held to Maturity At December 31, 2014
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment	Fair	Unrecognized	Investment	Fair	Unrecognized	Investment	Fair	Unrecognized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	($ in thousands)
Residential mortgage-backed securities	4	$19,467	$(132)	1	$201	$(5)	5	$19,668	$(137)
Obligations of states and political subdivisions	103	76,202	(439)	138	123,370	(1,919)	241	199,572	(2,358)
Residential collateralized mortgage obligations	5	13,932	(166)	22	119,513	(2,215)	27	133,445	(2,381)
Total	112	$109,601	$(737)	161	$243,084	$(4,139)	273	$352,685	$(4,876)

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Three Months		For the Six Months
	Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Taxable	$8,393	$5,876	$15,946	$11,559
Tax-exempt	5,997	6,740	12,131	13,720
Total interest income from investment securities	$14,390	$12,616	$28,077	$25,279

Note 4: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following tables.

	At June 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$370,997	$548,610	$6,762	$134,421	$364,257	$1,425,047
Purchased covered loans:
Gross purchased covered loans	-	-	-	2,520	12,786	15,306
Purchased loan discount	-	-	-	(133)	(64)	(197)
Purchased non-covered loans:
Gross purchased non-covered loans	16,292	143,722	995	706	37,180	198,895
Purchased loan discount	(1,168)	(5,089)	-	(262)	(1,261)	(7,780)
Total	$386,121	$687,243	$7,757	$137,252	$412,898	$1,631,271

	At December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$374,005	$567,594	$11,003	$146,925	$370,842	$1,470,369
Purchased covered loans:
Gross purchased covered loans	-	-	-	2,626	14,920	17,546
Purchased loan discount	-	-	-	(434)	(34)	(468)
Purchased non-covered loans:
Gross purchased non-covered loans	19,166	157,502	2,919	972	41,656	222,215
Purchased loan discount	(1,356)	(6,492)	(50)	(262)	(1,212)	(9,372)
Total	$391,815	$718,604	$13,872	$149,827	$426,172	$1,700,290

Changes in the carrying amount of impaired purchased loans were as follows:

	For the Six Months Ended June 30, 2015	For the Year Ended December 31, 2014
Impaired purchased loans	(In thousands)
Carrying amount at the beginning of the period	$4,672	$4,936
Reductions during the period	(32)	(264)
Carrying amount at the end of the period	$4,640	$4,672

Changes in the accretable yield for purchased loans were as follows:

	For the Six Months Ended June 30, 2015	For the Year Ended December 31, 2014
Accretable yield:	(In thousands)
Balance at the beginning of the period	$2,261	$2,505
Reclassification from nonaccretable difference	1,365	5,016
Accretion	(1,835)	(5,260)
Balance at the end of the period	$1,791	$2,261

Accretion	$(1,835)	$(5,260)
Change in FDIC indemnification	230	1,110
(Increase) in interest income	$(1,605)	$(4,150)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses For the Three Months Ended June 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,470	$4,123	$730	$2,140	$7,031	$2,339	$-	$9,354	$31,187
Additions:
Provision	1,704	758	(327)	(82)	350	(921)	-	(1,482)	-
Deductions:
Chargeoffs	(401)	-	-	-	(576)	(396)	-	-	(1,373)
Recoveries	334	15	-	-	443	222	-	-	1,014
Net loan (losses) recoveries	(67)	15	-	-	(133)	(174)	-	-	(359)
Total allowance for loan losses	$7,107	$4,896	$403	$2,058	$7,248	$1,244	$-	$7,872	$30,828

	Allowance for Loan Losses For the Six Months Ended June 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,460	$4,245	$644	$2,241	$7,717	$2,120	$-	$9,058	$31,485
Additions:
Provision	1,594	621	(241)	(183)	69	(674)	-	(1,186)	-
Deductions:
Chargeoffs	(461)	-	-	-	(1,571)	(431)	-	-	(2,463)
Recoveries	514	30	-	-	1,033	229	-	-	1,806
Net loan recoveries (losses)	53	30	-	-	(538)	(202)	-	-	(657)
Total allowance for loan losses	$7,107	$4,896	$403	$2,058	$7,248	$1,244	$-	$7,872	$30,828

	Allowance for Credit Losses For the Three Months Ended June 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,243	$11,259	$445	$491	$2,813	$2,574	$-	$10,284	$32,109
Additions:
Provision	1,085	(610)	(3)	(52)	(75)	115	-	540	1,000
Deductions:
Chargeoffs	(150)	-	-	(30)	(1,301)	-	-	-	(1,481)
Recoveries	119	15	-	-	618	18	-	-	770
Net loan (losses) recoveries	(31)	15	-	(30)	(683)	18	-	-	(711)
Balance at end of period	5,297	10,664	442	409	2,055	2,707	-	10,824	32,398
Liability for off-balance sheet credit exposure	1,733	24	165	-	465	243	23	40	2,693
Total allowance for credit losses	$7,030	$10,688	$607	$409	$2,520	$2,950	$23	$10,864	$35,091

FDIC indemnification expired February 6, 2014 for County Bank non-single-family residential collateralized purchased loans; accordingly, such loans have been reclassified from purchased covered loans to purchased non-covered loans as well as the related allowance for credit losses.

	Allowance for Credit Losses For the Six Months Ended June 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,005	$12,070	$602	$405	$3,198	$-	$1,561	$9,852	$31,693
Additions:
Provision	1,215	(1,584)	(163)	34	139	1,387	-	972	2,000
Deductions:
Chargeoffs	(210)	-	-	(30)	(2,300)	(260)	-	-	(2,800)
Recoveries	287	178	3	-	1,018	19	-	-	1,505
Net loan recoveries (losses)	77	178	3	(30)	(1,282)	(241)	-	-	(1,295)
Indemnification expiration	-	-	-	-	-	1,561	(1,561)	-	-
Balance at end of period	5,297	10,664	442	409	2,055	2,707	-	10,824	32,398
Liability for off-balance sheet credit exposure	1,733	24	165	-	465	243	23	40	2,693
Total allowance for credit losses	$7,030	$10,688	$607	$409	$2,520	$2,950	$23	$10,864	$35,091

The allowance for credit losses and recorded investment in loans were evaluated for impairment as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At June 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,533	$1,034	$-	$-	$-	$-	$-	$-	$3,567
Collectively evaluated for impairment	4,574	3,862	403	2,058	7,248	1,244	-	7,872	27,261
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$7,107	$4,896	$403	$2,058	$7,248	$1,244	$-	$7,872	$30,828
Carrying value of loans:
Individually evaluated for impairment	$12,417	$5,806	$-	$-	$-	$11,712	$-	$-	$29,935
Collectively evaluated for impairment	358,580	542,804	6,762	134,421	364,257	174,980	14,892	-	1,596,696
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,423	217	-	4,640
Total	$370,997	$548,610	$6,762	$134,421	$364,257	$191,115	$15,109	$-	$1,631,271

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$496	$-	$-	$-	$-	$-	$-	$-	$496
Collectively evaluated for impairment	7,372	4,245	988	2,241	8,154	2,120	-	8,562	33,682
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$7,868	$4,245	$988	$2,241	$8,154	$2,120	$-	$8,562	$34,178
Carrying value of loans:
Individually evaluated for impairment	$11,811	$2,970	$-	$574	$599	$12,364	$-	$-	$28,318
Collectively evaluated for impairment	362,194	564,624	11,003	146,351	370,243	196,034	16,851	-	1,667,300
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,445	227	-	4,672
Total	$374,005	$567,594	$11,003	$146,925	$370,842	$212,843	$17,078	$-	$1,700,290

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At June 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$354,025	$518,410	$6,762	$132,116	$363,193	$161,919	$13,621	$1,550,046
Substandard	16,961	30,200	-	2,305	812	36,902	1,685	88,865
Doubtful	11	-	-	-	9	74	-	94
Loss	-	-	-	-	243	-	-	243
Purchased loan discount	-	-	-	-	-	(7,780)	(197)	(7,977)
Total	$370,997	$548,610	$6,762	$134,421	$364,257	$191,115	$15,109	$1,631,271

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$366,487	$527,980	$11,003	$144,902	$369,618	$182,644	$15,509	$1,618,143
Substandard	7,506	39,614	-	2,023	734	39,473	2,037	91,387
Doubtful	12	-	-	-	12	77	-	101
Loss	-	-	-	-	478	21	-	499
Purchased loan discount	-	-	-	-	-	(9,372)	(468)	(9,840)
Total	$374,005	$567,594	$11,003	$146,925	$370,842	$212,843	$17,078	$1,700,290

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At June 30, 2015
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$367,250	$3,053	$533	$-	$161	$370,997
Commercial real estate	534,629	6,554	1,308	-	6,119	548,610
Construction	6,762	-	-	-	-	6,762
Residential real estate	132,049	2,044	328	-	-	134,421
Consumer installment and other	360,943	2,617	476	221	-	364,257
Total originated loans	1,401,633	14,268	2,645	221	6,280	1,425,047
Purchased non-covered loans	177,690	2,401	1,082	-	9,942	191,115
Purchased covered loans	15,076	30	-	-	3	15,109
Total	$1,594,399	$16,699	$3,727	$221	$16,225	$1,631,271

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2014
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$372,235	$1,704	$36	$-	$30	$374,005
Commercial real estate	557,041	6,500	-	-	4,053	567,594
Construction	11,003	-	-	-	-	11,003
Residential real estate	144,021	1,513	817	-	574	146,925
Consumer installment and other	365,753	3,310	625	502	652	370,842
Total originated loans	1,450,053	13,027	1,478	502	5,309	1,470,369
Purchased non-covered loans	196,150	4,204	491	-	11,998	212,843
Purchased covered loans	16,389	389	3	-	297	17,078
Total	$1,662,592	$17,620	$1,972	$502	$17,604	$1,700,290

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Three Months		For the Six Months
	Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$342	$276	$654	$534
Less: Interest income recognized on nonaccrual loans	(118)	(25)	(324)	(69)
Total reduction of interest income	$224	$251	$330	$465

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2015 and December 31, 2014.

The following summarizes impaired loans:

	Impaired Loans At June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$2,756	$2,821	$-
Commercial real estate	17,161	22,374	-
Construction	-	-	-
Residential real estate	240	270	-
Consumer installment and other	664	711	-

Impaired loans with an allowance recorded:
Commercial	9,860	9,860	2,533
Commercial real estate	5,109	5,109	1,034
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$12,616	$12,681	$2,533
Commercial real estate	22,270	27,483	1,034
Construction	-	-	-
Residential real estate	240	270	-
Consumer installment and other	664	711	-

	Impaired Loans At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$2,031	$2,095	$-
Commercial real estate	19,478	25,519	-
Construction	1,834	1,884	-
Residential real estate	574	574	-
Consumer installment and other	1,518	1,628	-

Impaired loans with an allowance recorded:
Commercial	9,910	9,910	496
Commercial real estate	-	-	-
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$11,941	$12,005	$496
Commercial real estate	19,478	25,519	-
Construction	1,834	1,884	-
Residential real estate	574	574	-
Consumer installment and other	1,518	1,628	-

Impaired loans include troubled debt restructured loans. Impaired loans at June 30, 2015, included $6,594 thousand of restructured loans, none of which were on nonaccrual status. Impaired loans at December 31, 2014, included $4,837 thousand of restructured loans, none of which were on nonaccrual status.

	Impaired Loans
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2015		2014		2015		2014
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$12,564	$147	$4,437	$60	$12,395	$293	$4,639	$127
Commercial real estate	19,715	147	19,800	153	19,017	404	19,549	270
Construction	-	-	2,035	-	459	-	2,147	-
Residential real estate	693	8	162	-	776	14	162	-
Consumer installment and other	797	7	1,324	7	1,026	13	1,520	15
Total	$33,769	$309	$27,758	$220	$33,673	$724	$28,017	$412

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At June 30, 2015
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	6	$2,813	$2,557	$-
Commercial real estate	6	3,975	3,797	-
Residential real estate	1	241	237	-
Consumer installment and other	1	18	3	-
Total	14	$7,047	$6,594	$-

	Troubled Debt Restructurings At June 30, 2014
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	4	$3,299	$2,992	$262
Commercial real estate	2	2,291	2,326	-
Consumer installment and other	1	18	14	-
Total	7	$5,608	$5,332	$262

During the three and six months ended June 30, 2015, the Company modified one loan with a carrying value of $100 thousand and six loans with an aggregate carrying value of $1,830 thousand, respectively, that were considered troubled debt restructurings. The concessions granted in the six restructurings completed in the first six months of 2015 consisted of modification of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms. During the three and six months ended June 30, 2014, the Company modified one loan with a carrying value of $98 thousand and two loans with a total carrying value of $115 thousand, respectively, that were considered troubled debt restructurings. The concessions granted in the two restructurings completed in the first six months of 2014 consisted of modification of payment terms to extend the maturity date to allow for deferred principal repayment. During the three and six months ended June 30, 2015 and 2014, no troubled debt restructured loans defaulted. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

The Company repaid $20,015 thousand of Federal Home Loan Bank (“FHLB”) advances in January 2015, which had been collateralized by loans; the collateral requirements expired upon repayment of the debt. At December 31, 2014, the Company pledged loans to secure borrowings with a carrying value of $20,015 thousand from the FHLB. The loans restricted due to collateral requirements approximated $18,366 thousand at December 31, 2014.

There were no loans held for sale at June 30, 2015 and December 31, 2014.

At June 30, 2015 and June 30, 2014, the Company held total other real estate owned (OREO) of $9,260 thousand and $8,543 thousand, respectively, of which $486  thousand and $585  thousand, respectively, were foreclosed residential real estate properties. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process totaled $-0- thousand and $705  thousand at June 30, 2015 and June 30, 2014, respectively.

Note 5: Concentration of Credit Risk

Under the California Financial Code, loans to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At June 30, 2015, Westamerica Bank did not have loans to any one customer exceeding these limits; Westamerica Bank had 41 borrower relationships with aggregate loans exceeding $5 million. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments and standby letters of credit related to real estate loans of $63,076 thousand and $66,086  thousand at June 30, 2015 and December 31, 2014, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans.

Note 6: Other Assets

Other assets consisted of the following:

	At June 30, 2015	At December 31, 2014
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Federal Home Loan Bank stock (2)	-	940
Other investments	201	241
Total cost method equity investments	14,270	15,250
Life insurance cash surrender value	47,717	46,479
Net deferred tax asset	50,669	50,903
Limited partnership investments	16,695	18,673
Interest receivable	19,340	19,394
Prepaid assets	5,195	5,609
Other assets	11,627	10,150
Total other assets	$165,513	$166,458

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

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At June 30, 2015, this investment totaled $16,695 thousand and $2,310 thousand of this amount represents outstanding equity capital commitments. These commitments are expected to be paid as follows, $464 thousand in 2015, $763 thousand in 2016, and $1,083 thousand in 2017 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months		For the Six Months
	Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Investment loss included in pre-tax income	$750	$750	$1,425	$1,450
Tax credits recognized in provision for income taxes	658	771	1,316	1,542

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the three and six months ended June 30, 2015 and year ended December 31, 2014. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the six months ended June 30, 2015 and year ended December 31, 2014, no such adjustments were recorded.

The carrying values of goodwill were:

	At June 30,	At December 31,
	2015	2014
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At June 30, 2015		At December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(45,008)	$56,808	$(43,188)
Merchant Draft Processing Intangible	10,300	(9,769)	10,300	(9,633)
Total Identifiable Intangible Assets	$67,108	$(54,777)	$67,108	$(52,821)

As of June 30, 2015, the current year and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
Six months ended June 30, 2015 (actual)	$1,820	$136	$1,956
Estimate for year ended December 31, 2015	3,594	262	3,856
2016	3,292	212	3,504
2017	2,913	164	3,077
2018	1,892	29	1,921
2019	538	-	538
2020	287	-	287

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At June 30, 2015	At December 31, 2014
	(In thousands)
Noninterest-bearing	$1,930,551	$1,910,781
Interest-bearing:
Transaction	795,793	792,448
Savings	1,287,859	1,260,819
Time deposits less than $100 thousand	160,953	169,959
Time deposits $100 thousand through $250 thousand	106,183	113,023
Time deposits more than $250 thousand	73,505	102,161
Total deposits	$4,354,844	$4,349,191

Demand deposit overdrafts of $3,271  thousand and $3,173  thousand were included as loan balances at June 30, 2015 and December 31, 2014, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $182 thousand and $379 thousand in the second quarter of and first six months of 2015, respectively and $233 thousand and $464 thousand in the second quarter of and first six months of 2014, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	At June 30, 2015	At December 31, 2014
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:	(In thousands)
Securities of U.S. Government sponsored entities	$90,336	$80,827
Obligations of states and political subdivisions	4,915	14,251
Corporate securities	54,766	52,936
Total collateral carrying value	$150,017	$148,014
Total short-term borrowed funds	$82,747	$89,784

FHLB advances matured and were repaid in full in January 2015. At December 31, 2014, FHLB advances with a carrying value of $20,015 thousand were secured by residential real estate loans and securities of approximately $26,484  thousand.

The Company has a $35,000 thousand unsecured line of credit which had no outstanding balance at June 30, 2015 and December 31, 2014. The line of credit has a variable interest rate, which was 2.0%  per annum at June 30, 2015, with interest payable monthly on outstanding advances. Advances may be made up to the unused credit limit through March 18, 2016.

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

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active exchange markets, such as the New York Stock Exchange. Level 1 includes U.S. Treasury and equity securities, which are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 includes federal agency securities, mortgage-backed securities, corporate securities, asset-backed securities, municipal bonds and residential collateralized mortgage obligations.

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

The Company regularly reviews the valuation techniques and assumptions used by its vendors and determines which valuation techniques are utilized based on observable market inputs for the type of securities being measured. The Company uses the information to determine the placement in the fair value hierarchy as level 1, 2 or 3. When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, or reevaluates the valuation techniques and assumptions used by its vendors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new information. The Company recognizes these transfers at the end of the reporting period that the transfers occur. During the six months ended June 30, 2015, the Company reevaluated the valuation techniques and assumptions used by its vendors in valuing the Company’s available for sale securities, and based on the evaluation, transferred $437,715 thousand out of level 1 and transferred $437,715 thousand into level 2. There were no transfers into level 1 or into or out of level 3. For the year ended December 31, 2014, there were no transfers into or out of levels 1, 2 or 3.

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	At June 30, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,503	$3,503	$-	$-
Securities of U.S. Government sponsored entities	431,936	-	431,936	-
Residential mortgage-backed securities	22,415	-	22,415	-
Commercial mortgage-backed securities	2,632	-	2,632	-
Obligations of states and political subdivisions	168,252	-	168,252	-
Residential collateralized mortgage obligations	202,750	-	202,750	-
Asset-backed securities	2,659	-	2,659	-
FHLMC and FNMA stock	5,789	10	5,779	-
Corporate securities	792,121	-	792,121	-
Other securities	2,821	963	1,858	-
Total securities available for sale	$1,634,878	$4,476	$1,630,402	$-

	At December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,505	$3,505	$-	$-
Securities of U.S. Government sponsored entities	635,188	635,188	-	-
Residential mortgage-backed securities	26,407	-	26,407	-
Commercial mortgage-backed securities	2,919	-	2,919	-
Obligations of states and political subdivisions	181,799	-	181,799	-
Residential collateralized mortgage obligations	222,457	-	222,457	-
Asset-backed securities	8,313	-	8,313	-
FHLMC and FNMA stock	5,168	5,168	-	-
Corporate securities	512,239	-	512,239	-
Other securities	2,786	910	1,876	-
Total securities available for sale	$1,600,781	$644,771	$956,010	$-

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at June 30, 2015 and December 31, 2014, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Six
					Months Ended
	At June 30, 2015				June 30, 2015
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$9,260	$-	$-	$9,260	$(243)
Impaired loans	17,732	-	-	17,732	-
Total assets measured at fair value on a nonrecurring basis	$26,992	$-	$-	$26,992	$(243)

Level 3 – Valuation is based upon independent market prices, estimated liquidation values of loan collateral or appraised value of the collateral as determined by third-party independent appraisers, less 10% for selling costs, generally. Level 3 includes other real estate owned that has been measured at fair value upon transfer to foreclosed assets and impaired loans collateralized by real property and other business asset collateral where a specific reserve has been established or a chargeoff has been recorded. Losses on other real estate owned represent losses recognized in earnings during the period subsequent to its initial classification as foreclosed assets. The unobservable inputs and qualitative information about the unobservable inputs are not presented due to the unavailability from third party evaluators.

					For the
					Year Ended
	At December 31, 2014				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$6,374	$-	$6,374	$-	$(358)
Impaired loans	17,085	-	7,670	9,415	(884)
Total assets measured at fair value on a nonrecurring basis	$23,459	$-	$14,044	$9,415	$(1,242)

Level 2 – Valuation is based upon independent market prices or appraised value of the collateral, less 10% for selling costs, generally. Level 2 includes other real estate owned that has been measured at fair value upon transfer to foreclosed assets and impaired loans collateralized by real property where a specific reserve has been established or a chargeoff has been recorded. Losses on other real estate owned represent losses recognized in earnings during the period subsequent to its initial classification as foreclosed assets.

Level 3 – Valuation is based upon estimated liquidation values of loan collateral. The value of level 3 assets can also include a component of real estate, which is valued as described for level 2 inputs, when collateral for the impaired loan includes both business assets and real estate. Level 3 includes impaired loans where a specific reserve has been established or a chargeoff has been recorded.

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

Loans Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $30,828 thousand at June 30, 2015 and $31,485 thousand at December 31, 2014 and the purchased loan discount associated with purchased covered and purchased non-covered loans of $197 thousand and $7,780 thousand, respectively at June 30, 2015 and of $468 thousand and $9,372 thousand, respectively at December 31, 2014 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At June 30, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$289,606	$289,606	$289,606	$-	$-
Investment securities held to maturity	1,159,581	1,164,603	-	1,164,603	-
Loans	1,600,443	1,613,443	-	-	1,613,443

Financial Liabilities:
Deposits	$4,354,844	$4,354,172	$-	$4,014,203	$339,969
Short-term borrowed funds	82,747	82,747	-	82,747	-

	At December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$380,836	$380,836	$380,836	$-	$-
Investment securities held to maturity	1,038,658	1,048,562	1,077	1,047,485	-
Loans	1,668,805	1,685,048	-	-	1,685,048

Financial Liabilities:
Deposits	$4,349,191	$4,348,958	$-	$3,964,048	$384,910
Short-term borrowed funds	89,784	89,784	-	89,784	-
Federal Home Loan Bank advances	20,015	20,014	20,014	-	-
					-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $304,499 thousand and $312,694 thousand at June 30, 2015 and December 31, 2014, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $26,969 thousand and $29,002 thousand at June 30, 2015 and December 31, 2014, respectively. The Company also had commitments for commercial and similar letters of credit of $40 thousand at June 30, 2015 and December 31, 2014. At June 30, 2015 and December 31, 2014, the Company had a reserve for unfunded commitments of $2,693 thousand included in other liabilities.

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

	For the Three Months		For the Six Months
	Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$14,761	$15,157	$29,318	$30,464
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	25,514	26,175	25,582	26,303
Basic earnings per common share	$0.58	$0.58	$1.15	$1.16
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	25,514	26,175	25,582	26,303
Add common stock equivalents for options	22	63	13	84
Weighted average number of common shares outstanding - diluted (denominator)	25,536	26,238	25,595	26,387
Diluted earnings per common share	$0.58	$0.58	$1.15	$1.15

For the three and six months ended June 30, 2015, options to purchase 1,376 thousand and 1,575  thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

For the three and six months ended June 30, 2014, options to purchase 1,050 thousand and 929  thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months		For the Six Months
	Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)[1]	$37,415	$38,582	$74,345	$77,446
Provision for Loan Losses	-	1,000	-	2,000
Noninterest Income	12,269	13,198	24,569	26,188
Noninterest Expense	26,896	26,957	53,623	53,830
Income Before Income Taxes (FTE)[1]	22,788	23,823	45,291	47,804
Income Tax Provision (FTE)[1]	8,027	8,666	15,973	17,340
Net Income	$14,761	$15,157	$29,318	$30,464

Average Common Shares Outstanding	25,514	26,175	25,582	26,303
Diluted Average Common Shares Outstanding	25,536	26,238	25,595	26,387
Common Shares Outstanding at Period End	25,529	26,074

Per Common Share:
Basic Earnings	$0.58	$0.58	$1.15	$1.16
Diluted Earnings	0.58	0.58	1.15	1.15
Book Value	$20.58	$20.66

Financial Ratios:
Return on Assets	1.17%	1.24%	1.17%	1.25%
Return on Common Equity	11.50%	11.57%	11.47%	11.61%
Net Interest Margin (FTE)[1]	3.37%	3.76%	3.40%	3.79%
Net Loan Losses to Average Loans	0.09%	0.16%	0.08%	0.14%
Efficiency Ratio[2]	54.1%	52.1%	54.2%	51.9%

Average Balances:
Assets	$5,044,361	$4,908,467	$5,051,907	$4,899,255
Earning Assets	4,436,196	4,114,811	4,389,374	4,104,009
Loans	1,655,779	1,802,041	1,669,686	1,811,998
Deposits	4,395,351	4,238,769	4,399,127	4,224,326
Shareholders' Equity	514,768	525,288	515,423	529,202

Period End Balances:
Assets	$5,031,230	$4,931,095
Earning Assets	4,425,730	4,131,985
Loans	1,631,271	1,784,608
Deposits	4,354,844	4,213,389
Shareholders' Equity	525,338	538,803

Capital Ratios at Period End:
Total Risk Based Capital	13.08%	15.04%
Tangible Equity to Tangible Assets	7.99%	8.36%

Dividends Paid Per Common Share	$0.38	$0.38	$0.76	$0.76
Common Dividend Payout Ratio	66%	66%	66%	66%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Federal Reserve’s Federal Open Market Committee has maintained highly accommodative monetary policies to influence interest rates to low levels in order to provide stimulus to the economy following the “financial crisis” recession. The Company’s principal source of revenue is net interest and fee income, which represents interest earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). The relatively low level of market interest rates has reduced the spread between interest rates on earning assets and interest bearing liabilities. The Company’s net interest margin and net interest income declined as market interest rates on newly originated loans remain below the yields earned on older-dated loans and on the overall loan portfolio. The Company is reducing its exposure to rising interest rates by purchasing shorter-duration investment securities with lower yields than longer-duration securities. The Company’s credit quality continued to improve, as nonperforming assets at June 30, 2015 declined 13 percent compared with June 30, 2014 and net loan losses remained low in the three and six months ended June 30, 2015. The improvement in credit quality has resulted in Management reducing the provision for loan losses to zero in the second quarter and in the first half of 2015 from $1 million in the second quarter 2014 and $2 million in the first half of 2014. The credit quality improvement also contributed to reducing noninterest expenses related to nonperforming assets. Management is focused on controlling all noninterest expense levels, particularly due to market interest rate pressure on net interest income.

Westamerica Bancorporation and subsidiaries (the “Company”) reported net income of $14.8 million or $0.58 diluted earnings per common share for the second quarter 2015 and net income of $29.3 million or $1.15 diluted earnings per common share for the six months ended June 30, 2015. These results compare to net income of $15.2 million or $0.58 diluted earnings per common share for the second quarter 2014 and net income of $30.5 million or $1.15 diluted earnings per common share for the six months ended June 30, 2014.

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net interest income (FTE)	$37,415	$38,582	$74,345	$77,446
Provision for loan losses	-	1,000	-	2,000
Noninterest income	12,269	13,198	24,569	26,188
Noninterest expense	26,896	26,957	53,623	53,830
Income before taxes (FTE)	22,788	23,823	45,291	47,804
Income tax provision (FTE)	8,027	8,666	15,973	17,340
Net income	$14,761	$15,157	$29,318	$30,464

Average diluted common shares	25,536	26,238	25,595	26,387
Diluted earnings per common share	$0.58	$0.58	$1.15	$1.15

Average total assets	$5,044,361	$4,908,467	$5,051,907	$4,899,255
Net income to average total assets (annualized)	1.17%	1.24%	1.17%	1.25%
Net income to average common stockholders' equity (annualized)	11.50%	11.57%	11.47%	11.61%

Net income for the second quarter of 2015 was $396 thousand less than the same quarter of 2014, the net result of declines in net interest and fee income (fully taxable equivalent or “FTE”) and noninterest income, partially offset by decreases in the provision for loan losses and income tax provision (FTE). A decrease in net interest and fee income (FTE) was mostly attributed to lower average balances of loans and lower net yield on interest-earning assets, partially offset by higher average balances of investments and a lower average volume of higher-cost funding sources. The provision for loan losses was reduced to zero, reflecting Management's evaluation of losses inherent in the loan portfolio; net losses and nonperforming loan volumes have declined relative to earlier periods. Noninterest income decreased primarily due to reduced levels of service charges on deposit accounts and other income.

Comparing the first half of 2015 to the first half of 2014, net income decreased $1.1 million due to lower net interest and fee income (FTE) and lower noninterest income, partially offset by decreases in the provision for loan losses, noninterest expense and income tax provision (FTE). The lower net interest and fee income (FTE) was primarily caused by a lower average volume of loans and lower net yield on interest earning assets, partially offset by higher average balances of investments and a lower average volume of higher-cost funding sources. The provision for loan losses was reduced to zero, reflecting improved credit quality and Management's evaluation of losses inherent in the loan portfolio. Noninterest income decreased primarily due to reduced levels of service charges on deposit accounts, merchant processing services and other income. Noninterest expense decreased mostly due to lower personnel expenses, partially offset by higher expense for other real estate owned.

Net Interest and Fee Income (FTE)

Following is a summary of the components of net interest and fee income (FTE) for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Interest and fee income	$34,425	$35,403	$68,342	$70,967
Interest expense	617	900	1,276	1,798
FTE adjustment	3,607	4,079	7,279	8,277
Net interest income (FTE)	$37,415	$38,582	$74,345	$77,446

Average earning assets	$4,436,196	$4,114,811	$4,389,374	$4,104,009
Net interest margin (FTE) (annualized)	3.37%	3.76%	3.40%	3.79%

Net interest and fee income (FTE) decreased during the second quarter 2015 by $1.2 million from the same period in 2014 to $37.4 million, mainly due to lower average balances of loans (down $146 million) and lower yields on interest-earning assets (down 42 basis points “bp”), partially offset by higher average balances of investments (up $468 million) and lower average balances of higher-costing interest-bearing liabilities.

Comparing the first half of 2015 with the first half of 2014, net interest and fee income (FTE) decreased $3.1 million due to a lower average volume of loans (down $142 million) and lower yields on interest earning assets (down 42 bp), partially offset by higher average balances of investments (up $428 million) and a lower average volume of higher-cost funding sources.

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

Yields on interest-earning assets have declined due to relatively low interest rates prevailing in the market. The net interest margin (FTE) was 3.37% and 3.40% in the second quarter and the first half of 2015, respectively, compared with 3.76% and 3.79% in the second quarter and the first half of 2014, respectively. The volume of older-dated higher-yielding loans declined due to principal maturities and paydowns. Newly originated loans have lower yields. The Company, in anticipation of rising interest rates, has been purchasing floating rate and shorter-duration investment securities with lower yields than longer-duration securities to increase liquidity. The Company’s high levels of liquidity will provide an opportunity to obtain higher yielding assets once market interest rates start rising. The Company has been replacing higher-cost funding sources with low-cost deposits and interest expense has declined to offset some of the decline in interest income.

Interest and Fee Income (FTE)

Interest and fee income (FTE) for the second quarter of 2015 decreased $1.5 million or 3.7% from the same period in 2014. The decrease was caused by lower average balances of loans and lower net yield on interest-earning assets, partially offset by higher average balances of investments.

The total average balances of loans declined due to decreases in the average balances of commercial real estate loans (down $88 million), consumer loans (down $33 million), residential real estate loans (down $33 million) and tax-exempt commercial loans (down $12 million), partially offset by a $22 million increase in taxable commercial loans. The average investment portfolio increased largely due to higher average balances of corporate securities  (up $327 million) and securities of U.S. Government sponsored entities (up $242 million), partially offset by decreases in average balances of collateralized mortgage obligations and mortgage-backed securities (down $49 million) and municipal securities (down $45 million).

The average yield on the Company's earning assets decreased from 3.85% in the second quarter 2014 to 3.43% in the corresponding period of 2015. The composite yield on loans declined 23 bp to 4.95% mostly due to lower yields on taxable commercial loans (down 90 bp), consumer loans (down 20 bp) and tax-exempt commercial loans (down 25 bp). Nonperforming loans are included in average loan volumes used to compute loan yields; fluctuations in nonaccrual loan volumes impact loan yields. The investment yields in general declined due to market rates. The investment portfolio yield decreased 27 bp to 2.53% primarily due to lower yields on municipal securities (down 31 bp), partially offset by higher yields on collateralized mortgage obligations and mortgage-backed securities (up 27 bp) and securities of U.S. Government sponsored entities (up 13 bp) and corporate securities (up 11 bp). The yield on securities of U.S. government sponsored entities and corporate securities rose as securities added to the portfolio in the second quarter 2015 were higher yielding than securities held in the prior period.

Comparing the first half of 2015 with the first half of 2014, interest and fee income (FTE) was down $3.6 million or 4.6%. The decrease resulted from a lower average volume of loans and net lower yield on interest earning assets, partially offset by higher average balances of investments.

In the first half of 2015 the average balance of the loan portfolio decreased compared with the first half of 2014 primarily due to decreases in average balances of commercial real estate loans (down $83 million), consumer loans (down $34 million), residential real estate loans (down $35 million) and tax-exempt commercial loans (down $14 million), partially offset by a $24 million increase in the average balance of taxable commercial loans. The average investment portfolio increased mostly due to higher average balances of U.S. government sponsored entities (up $300 million) and corporate securities (up $260 million), partially offset by lower average balances of collateralized mortgage obligations and mortgage-backed securities (down $76 million) and municipal securities (down $51 million). The average yield on earning assets for the first half of 2015 was 3.46% compared with 3.88% in the first half of 2014. The loan portfolio yield for the first half of 2015 was 4.96% compared with 5.19% for the first half of 2014 mostly due to lower yields on taxable commercial loans (down 113 bp) and consumer loans (down 22 bp), partially offset by higher yields on commercial real estate loans (up 5 bp). Higher yields on commercial real estate loans were attributable to higher interest received on nonaccrual loans and discount accretion on purchased loans. The investment portfolio yield decreased 30 bp to 2.54% primarily due to lower yields on municipal securities (down 31 bp), partially offset by higher yields on collateralized mortgage obligations and mortgage-backed securities (up 21 bp) and securities of U.S. Government sponsored entities (up 19 bp). The yield on securities of collateralized mortgage obligations and mortgage-backed securities rose due to lower levels of premium amortization. The yield on securities of U.S. government sponsored entities added to the portfolio in the first half of 2015 were higher yielding than securities held in the prior period.

Interest Expense

Interest expense has been reduced by lowering rates paid on interest-bearing deposits and borrowings and by reducing the volume of higher-cost funding sources. A $10 million term repurchase agreement was repaid in August 2014. Federal Home Loan Bank advances of $20 million were repaid in January 2015. Average balances of time deposits declined $104 million in the second quarter 2015 compared with the second quarter 2014. Similarly, average balances of time deposits declined $95 million in the first half of 2015 compared with the first half of 2014. Lower-cost checking and savings deposits accounted for 92.1% and 91.7% of total average deposits in the second quarter 2015 and in the first half of 2015, respectively, compared with 89.3% and 89.1% in the second quarter 2014 and in the first half of 2014, respectively.

Interest expense in the second quarter of 2015 decreased $283 thousand or 31.4% compared with the same period in 2014 due to lower average balances of higher-costing interest-bearing liabilities. Interest-bearing liabilities increased due to higher average balances of money market savings (up $58 million), regular savings (up $41 million), money market checking (up $21 million) and securities sold under repurchase agreements (up $26 million), partially offset by lower average balances of time deposits $100 thousand or more (down $78 million), time deposits less than $100 thousand (down $25 million), Federal Home Loan Bank advances (down $20 million) and term repurchase agreement (down $10 million). The average rate paid on interest-bearing liabilities decreased from 0.14% in the second quarter of 2014 compared to 0.10% in the second quarter of 2015. Rates on interest-bearing deposits were 0.10% for the second quarter 2015 compared with 0.12% for the second quarter 2014, respectively.

Comparing the first half of 2015 with the first half of 2014, interest expense declined $522 thousand or 29.0% due to lower average balances of higher-costing interest-bearing liabilities. Average balances of Federal Home Loan Bank advances and term repurchase agreement declined $19 million and $10 million, respectively. Average balances of interest-bearing deposits increased primarily due to higher balances of money market savings (up $63 million), regular savings (up $40 million) and money market checking (up $25 million), partially offset by lower average balances of time deposits $100 thousand or more (down $69 million) and time deposits less than $100 thousand (down $27 million). Rates paid on interest-bearing liabilities averaged 0.10% during the first half of 2015 compared with 0.14% for the first half of 2014. Rates paid on interest-bearing deposits were 0.10% in the first half of 2015 compared with 0.12% in the first half of 2014.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated (Percentages are annualized.):

	For the Three Months		For the Six Months
	Ended June 30,
	2015	2014	2015	2014

Yield on earning assets (FTE)	3.43%	3.85%	3.46%	3.88%
Rate paid on interest-bearing liabilities	0.10%	0.14%	0.10%	0.14%
Net interest spread (FTE)	3.33%	3.71%	3.36%	3.74%
Impact of noninterest bearing demand deposits	0.04%	0.05%	0.04%	0.05%
Net interest margin (FTE)	3.37%	3.76%	3.40%	3.79%

During the second quarter and the first half of 2015, the net interest margin (FTE) was affected by low market interest rates. The volume of older-dated higher-yielding loans and securities declined due to principal maturities and paydowns. Newly originated loans have lower yields. The Company, in anticipation of rising interest rates, has been purchasing floating rate and shorter-duration investment securities to increase liquidity. The liquidity from the shorter-duration securities can be invested at higher interest rates during a period of rising interest rates. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost funding sources. During the second quarter 2015 the net interest margin (FTE) decreased 39 bp compared with the same period in 2014. Lower yields on earning assets were partially offset by lower rates paid on interest-bearing liabilities and resulted in a 38 bp decrease in net interest spread (FTE). During the first half of 2015, the net interest margin (FTE) decreased 39 bp compared with the first half of 2014. The net interest spread (FTE) in the first half of 2015 was 3.36% compared with 3.74% in the first half of 2014, the net result of a 42 bp decrease in earning asset yield and 4 bp decrease in the cost of interest-bearing liabilities.

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

	For the Three Months Ended June 30, 2015
	Average Balance	Interest Income/ Expense	Yields/ Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$1,559,160	$6,406	1.64%
Tax-exempt(1)	164,966	2,448	5.94%
Held to maturity
Taxable	361,299	1,987	2.20%
Tax-exempt(1)	694,992	6,767	3.89%
Loans:
Commercial:
Taxable	316,426	3,633	4.61%
Tax-exempt(1)	77,594	1,114	5.76%
Commercial real estate	687,221	10,524	6.14%
Real estate construction	11,871	175	5.91%
Real estate residential	141,878	1,205	3.40%
Consumer installment and other	420,789	3,773	3.60%
Total loans (1)	1,655,779	20,424	4.95%
Total Interest-earning assets (1)	4,436,196	$38,032	3.43%
Other assets	608,165
Total assets	$5,044,361

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,942,124	$-	- %
Savings and interest-bearing transaction	2,104,570	269	0.05%
Time less than $100,000	176,052	150	0.34%
Time $100,000 or more	172,605	182	0.42%
Total interest-bearing deposits	2,453,227	601	0.10%
Short-term borrowed funds	86,967	16	0.07%
Total interest-bearing liabilities	2,540,194	$617	0.10%
Other liabilities	47,275
Shareholders' equity	514,768
Total liabilities and shareholders' equity	$5,044,361
Net interest spread (1) (2)			3.33%
Net interest and fee income and interest margin (1) (3)		$37,415	3.37%

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
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$1,050,267	$4,175	1.59%
Tax-exempt (1)	172,720	2,403	5.57%
Held to maturity
Taxable	364,952	1,701	1.86%
Tax-exempt (1)	724,831	7,947	4.39%
Loans:
Commercial:
Taxable	294,875	4,051	5.51%
Tax-exempt (1)	89,565	1,343	6.01%
Commercial real estate	775,687	11,889	6.15%
Real estate construction	13,109	182	5.55%
Real estate residential	174,791	1,490	3.41%
Consumer	454,014	4,301	3.80%
Total loans (1)	1,802,041	23,256	5.18%
Total Interest-earning assets (1)	4,114,811	$39,482	3.85%
Other assets	793,656
Total assets	$4,908,467

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,799,994	$-	- %
Savings and interest-bearing transaction	1,986,256	305	0.06%
Time less than $100,000	201,506	216	0.43%
Time $100,000 or more	251,013	233	0.37%
Total interest-bearing deposits	2,438,775	754	0.12%
Short-term borrowed funds	60,876	21	0.14%
Term repurchase agreement	10,000	24	0.98%
Federal Home Loan Bank advances	20,379	101	1.99%
Total interest-bearing liabilities	2,530,030	$900	0.14%
Other liabilities	53,155
Shareholders' equity	525,288
Total liabilities and shareholders' equity	$4,908,467
Net interest spread (1) (2)			3.71%
Net interest and fee income and interest margin (1) (3)		$38,582	3.76%

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

	For the Six Months Ended June 30, 2015
	Average Balance	Interest Income/ Expense	Yields/ Rates
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$1,513,259	$12,302	1.63%
Tax-exempt(1)	165,490	4,865	5.88%
Held to maturity
Taxable	341,447	3,644	2.13%
Tax-exempt(1)	699,492	13,773	3.94%
Loans:
Commercial:
Taxable	312,334	7,067	4.56%
Tax-exempt(1)	78,246	2,210	5.70%
Commercial real estate	698,784	21,465	6.19%
Real estate construction	12,962	353	5.49%
Real estate residential	144,677	2,435	3.37%
Consumer installment and other	422,683	7,507	3.58%
Total loans(1)	1,669,686	41,037	4.96%
Total Interest-earning assets(1)	4,389,374	$75,621	3.46%
Other assets	662,533
Total assets	$5,051,907

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,931,034	$-	- %
Savings and interest-bearing transaction	2,103,846	548	0.05%
Time less than $100,000	178,393	316	0.36%
Time $100,000 or more	185,854	379	0.41%
Total interest-bearing deposits	2,468,093	1,243	0.10%
Short-term borrowed funds	86,662	32	0.07%
Federal Home Loan Bank advances	997	1	0.20%
Total interest-bearing liabilities	2,555,752	$1,276	0.10%
Other liabilities	49,698
Shareholders' equity	515,423
Total liabilities and shareholders' equity	$5,051,907
Net interest spread (1) (2)			3.36%
Net interest and fee income and interest margin (1) (3)		$74,345	3.40%

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
	(In thousands)
Assets
Investment securities:
Available for sale
Taxable	$1,010,610	$8,100	1.60%
Tax-exempt(1)	175,073	4,837	5.53%
Held to maturity
Taxable	372,133	3,459	1.86%
Tax-exempt(1)	734,195	16,233	4.42%
Loans:
Commercial:
Taxable	287,984	8,124	5.69%
Tax-exempt(1)	92,188	2,655	5.81%
Commercial real estate	781,944	23,812	6.14%
Real estate construction	13,125	372	5.72%
Real estate residential	179,582	3,038	3.38%
Consumer	457,175	8,614	3.80%
Total loans(1)	1,811,998	46,615	5.19%
Total Interest-earning assets(1)	4,104,009	$79,244	3.88%
Other assets	795,246
Total assets	$4,899,255

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,784,316	$-	- %
Savings and interest-bearing transaction	1,980,375	606	0.06%
Time less than $100,000	205,047	437	0.43%
Time $100,000 or more	254,588	465	0.37%
Total interest-bearing deposits	2,440,010	1,508	0.12%
Short-term borrowed funds	61,670	41	0.13%
Term repurchase agreement	10,000	49	0.99%
Federal Home Loan Bank advances	20,449	200	1.98%
Total interest-bearing liabilities	2,532,129	$1,798	0.14%
Other liabilities	53,608
Shareholders' equity	529,202
Total liabilities and shareholders' equity	$4,899,255
Net interest spread (1) (2)			3.74%
Net interest and fee income and interest margin (1) (3)		$77,446	3.79%

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

	For the Three Months Ended June 30, 2015 Compared with For the Three Months Ended June 30, 2014
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Available for sale
Taxable	$2,023	$208	$2,231
Tax-exempt(1)	(108)	153	45
Held to maturity
Taxable	(17)	303	286
Tax-exempt(1)	(327)	(853)	(1,180)
Loans:
Commercial:
Taxable	296	(714)	(418)
Tax-exempt(1)	(180)	(49)	(229)
Commercial real estate	(1,356)	(9)	(1,365)
Real estate construction	(17)	10	(7)
Real estate residential	(281)	(4)	(285)
Consumer	(315)	(213)	(528)
Total loans(1)	(1,853)	(979)	(2,832)
Total decrease in interest and fee income(1)	(282)	(1,168)	(1,450)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	18	(54)	(36)
Time less than $100,000	(27)	(39)	(66)
Time $100,000 or more	(73)	22	(51)
Total interest-bearing deposits	(82)	(71)	(153)
Short-term borrowed funds	9	(14)	(5)
Term repurchase agreement	(24)	-	(24)
Federal Home Loan Bank advances	(101)	-	(101)
Total decrease in interest expense	(198)	(85)	(283)
Decrease in net interest and fee income(1)	$(84)	$(1,083)	$(1,167)

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Summary of Changes in Interest Income and Expense

	For the Six Months Ended June 30, 2015 Compared with For the Six Months Ended June 30, 2014
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Available for sale
Taxable	$4,029	$173	$4,202
Tax-exempt(1)	(265)	293	28
Held to maturity
Taxable	(285)	470	185
Tax-exempt(1)	(767)	(1,693)	(2,460)
Loans:
Commercial:
Taxable	687	(1,744)	(1,057)
Tax-exempt(1)	(402)	(43)	(445)
Commercial real estate	(2,532)	185	(2,347)
Real estate construction	(5)	(14)	(19)
Real estate residential	(590)	(13)	(603)
Consumer	(650)	(457)	(1,107)
Total loans(1)	(3,492)	(2,086)	(5,578)
Total decrease in interest and fee income(1)	(780)	(2,843)	(3,623)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	38	(96)	(58)
Time less than $100,000	(57)	(64)	(121)
Time $100,000 or more	(126)	40	(86)
Total interest-bearing deposits	(145)	(120)	(265)
Short-term borrowed funds	17	(26)	(9)
Term repurchase agreement	(49)	-	(49)
Federal Home Loan Bank advances	(190)	(9)	(199)
Total decrease in interest expense	(367)	(155)	(522)
Decrease in net interest and fee income(1)	$(413)	$(2,688)	$(3,101)

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

The Company provided no provision for loan losses in the second quarter 2015 and the first half of 2015 compared with $1.0 million and $2.0 million in the second quarter 2014 and the first half of 2014, respectively. The provision for loan losses is determined based on Management’s evaluation of credit quality for the loan portfolio. The reduction in the provision for loan losses in the second quarter and the first half of 2015 reflects the decline in net losses and nonperforming loan volumes during the periods relative to earlier periods. The Company recorded purchased County Bank and Sonoma Valley Bank loans at estimated fair value upon the acquisition dates, February 6, 2009 and August 20, 2010, respectively. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans secured by single-family residential real estate are “covered” through February 6, 2019 by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. The FDIC indemnification of purchased County Bank non-single-family residential secured loans expired February 6, 2014. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Service charges on deposit accounts	$5,694	$6,105	$11,401	$12,115
Merchant processing services	1,783	1,820	3,486	3,744
Debit card fees	1,534	1,534	2,990	2,939
Other service fees	683	688	1,348	1,349
Trust fees	672	615	1,378	1,269
ATM processing fees	627	634	1,212	1,254
Financial services commissions	198	221	351	392
Other	1,078	1,581	2,403	3,126
Total	$12,269	$13,198	$24,569	$26,188

Noninterest income for the second quarter 2015 declined by $929 thousand or 7.0% from the same period in 2014. Service charges on deposits decreased $411 thousand due to declines in fees charged on overdrawn and insufficient funds accounts (down $234 thousand), lower activity on checking accounts (down $91 thousand) and lower fees on analyzed accounts (down $68 thousand).

In the first half of 2015, noninterest income decreased $1.6 million or 6.2% compared with the first half of 2014. Service charges on deposits decreased $714 thousand compared with the first half of 2014 due to declines in fees charged on overdrawn and insufficient funds accounts (down $385 thousand), and lower activity on checking accounts, (down $179 thousand) and lower fees on analyzed accounts (down $135 thousand). Merchant processing services declined $258 thousand primarily due to lower transaction volumes. Trust fees increased $109 thousand mostly due to successful marketing efforts to increase customer accounts.

[The remainder of this page intentionally left blank]

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2015	2014	2015	2014
	(In thousands)

Salaries and related benefits	$13,696	$13,926	$27,034	$28,052
Occupancy	3,726	3,746	7,453	7,473
Outsourced data processing services	2,111	2,115	4,219	4,220
Furniture and equipment	1,158	1,005	2,277	2,010
Amortization of identifiable intangibles	955	1,058	1,956	2,163
Courier service	598	665	1,141	1,275
Professional fees	582	577	1,130	1,007
Other real estate owned	52	(270)	367	(620)
Other	4,018	4,135	8,046	8,250
Total	$26,896	$26,957	$53,623	$53,830

Noninterest expense decreased $61 thousand in the second quarter 2015 compared with the same period in 2014 primarily due to lower personnel costs, lower intangible amortization and other expense, partially offset by increases in other real estate owned (“OREO”) expense, net of disposition gains, and furniture and equipment expense. Salaries and related benefits declined $230 thousand mostly due to employee attrition, partially offset by increases in employee benefits. Amortization of identifiable intangibles decreased $103 thousand as assets are amortized on a declining balance method. OREO expense in the second quarter 2014 was reduced by net gains on disposition of foreclosed assets. Furniture and equipment expense increased $153 thousand primarily due to higher depreciation costs resulting from computer and software upgrades.

In the first half of 2015, noninterest expense decreased $207 thousand compared with the first half 2014 primarily due to lower personnel costs, lower intangible amortization, lower courier service costs and other expense, partially offset by increases in expenses for OREO, furniture and equipment and professional services. Salaries and related benefits decreased $1.0 million primarily due to employee attrition. Amortization of identifiable intangibles decreased $207 thousand as assets are amortized on a declining balance method. Courier expense decreased $134 thousand primarily due to consolidating service runs. OREO expense in the second quarter 2015 included net writedowns while expense in the second quarter 2014 was reduced by net gains on disposition of foreclosed assets. Furniture and equipment expense increased $267 thousand primarily due to higher depreciation costs resulting from computer and software upgrades. Professional services increased $123 thousand primarily due to higher audit fees, partially offset by lower legal fees.

Provision for Income Tax

During the second quarter 2015, the Company recorded an income tax provision (FTE) of $8.0 million, compared with $8.7 million in the second quarter 2014. The second quarter 2015 provision represents an effective tax rate (FTE) of 35.2%, compared with 36.4% for the second quarter 2014. The income tax provision (FTE) was $16.0 million for the first half of 2015 compared with $17.3 million for the corresponding period of 2014. The first half of 2015 effective tax rate (FTE) was 35.3% compared to 36.3% for the same period of 2014. The effective tax rates (FTE) for the second quarter 2015 and the first half of 2015 were lower than prior periods primarily because the second quarter 2015 included $312 thousand in tax benefits from filing an amended 2010 tax return with the California Franchise Tax Board and the first half of 2015 additionally included $273 thousand in tax benefits resulting from an audit settlement with the California Franchise Tax Board.

Investment Portfolio

The Company maintains a securities portfolio consisting of securities issued by U.S. Treasury, U.S. Government sponsored entities, state and political subdivisions, corporations, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

Management has increased the investment portfolio in response to deposit growth and loan volume declines. The carrying value of the Company’s investment securities portfolio was $2.8 billion as of June 30, 2015, an increase of $155 million compared to December 31, 2014.

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

The Company’s positioning of the balance sheet for rising interest rates has resulted in the purchase of floating rate corporate bonds, federal agency bonds, mortgage-backed securities, and short-term state and municipal bonds. As of June 30, 2015, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities.

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

At June 30, 2015, the Company’s investment securities portfolios included securities issued by 740 state and local government municipalities and agencies located within 45 states with a fair value of $865.7 million. None of the Company’s investment securities were issued by Puerto Rican government entities. The largest exposure to any one municipality or agency was $5.7 million (fair value) represented by nine general obligation bonds.

The following tables summarize the total general obligation and revenue bonds in the Company’s investment securities portfolios as of dates indicated identifying the state in which the issuing government municipality or agency operates.

	At June 30, 2015
	Amortized Cost	Fair Value
	(In thousands)
Obligations of states and political subdivisions:
California	$116,600	$118,583
Texas	63,560	64,234
Pennsylvania	48,652	49,163
Minnesota	32,730	32,927
New Jersey	31,711	31,813
Arizona	28,400	29,048
Other (34 states)	222,765	225,558
Total general obligation bonds	$544,418	$551,326

Revenue bonds:
California	$51,278	$53,345
Pennsylvania	29,454	29,788
Kentucky	19,900	20,254
Iowa	18,191	18,721
Colorado	18,491	18,656
Other (31 states)	170,591	173,656
Total revenue bonds	$307,905	$314,420
Total obligations of states and political subdivisions	$852,323	$865,746

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

At June 30, 2015, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 23 revenue sources. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following table.

	At June 30, 2015
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source
Water	$64,481	$66,596
Sewer	47,977	48,933
Sales tax	34,988	35,861
Lease (renewal)	21,731	21,925
Lease (abatement)	18,437	19,135
College & University	18,457	18,566
Other	101,834	103,404
Total revenue bonds by revenue source	$307,905	$314,420

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

Loan Portfolio Credit Risk

The Company extends loans to commercial and consumer customers which expose the Company to the risk borrowers will default, causing loan losses. The Company’s lending activities are exposed to various qualitative risks. All loan segments are exposed to risks inherent in the economy and market conditions. Significant risk characteristics related to the commercial loan segment include the borrowers’ business performance and financial condition, and the value of collateral for secured loans. Significant risk characteristics related to the commercial real estate segment include the borrowers’ business performance and the value of properties collateralizing the loans. Significant risk characteristics related to the construction loan segment include the borrowers’ performance in successfully developing the real estate into the intended purpose and the value of the property collateralizing the loans. Significant risk characteristics related to the residential real estate segment include the borrowers’ financial wherewithal to service the mortgages and the value of the property collateralizing the loans. Significant risk characteristics related to the consumer loan segment include the financial condition of the borrowers and the value of collateral securing the loans.

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

Nonperforming Assets
	At June 30,		At December 31,
	2015	2014	2014
	(In thousands)
Originated:
Nonperforming nonaccrual loans	$6,269	$6,757	$5,296
Performing nonaccrual loans	11	203	13
Total nonaccrual loans	6,280	6,960	5,309
Accruing loans 90 or more days past due	221	183	502
Total nonperforming loans	6,501	7,143	5,811
Other real estate owned	5,906	5,308	4,809
Total nonperforming assets	$12,407	$12,451	$10,620

Purchased covered:
Nonperforming nonaccrual loans	$3	$-	$297
Performing nonaccrual loans	-	-	-
Total nonaccrual loans	3	-	297
Accruing loans 90 or more days past due	-	-	-
Total nonperforming loans	3	-	297
Other real estate owned	486	585	-
Total nonperforming assets	$489	$585	$297

Purchased non-covered:
Nonperforming nonaccrual loans	$9,937	$12,707	$11,901
Performing nonaccrual loans	5	895	97
Total nonaccrual loans	9,942	13,602	11,998
Accruing loans 90 or more days past due	-	351	-
Total nonperforming loans	9,942	13,953	11,998
Other real estate owned	2,868	2,650	1,565
Total nonperforming assets	$12,810	$16,603	$13,563

Total nonperforming assets	$25,706	$29,639	$24,480

At June 30, 2015, two loans secured by commercial real estate totaling $11,439 thousand  were on nonaccrual status. The remaining fourteen nonaccrual loans held at June 30, 2015 had an average carrying value of $342 thousand  and the largest carrying value was $1,323 thousand.

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

Allowance for Loan Losses

The Company’s allowance for loan losses represents Management’s estimate of loan losses inherent in the loan portfolio. In evaluating credit risk for loans, Management measures loss potential of the carrying value of loans. As described above, payments received on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected. Further, the carrying value of purchased loans includes fair value discounts assigned at the time of purchase under the provisions of FASB ASC 805, Business Combinations, and FASB ASC 310-30, Loans or Debt Securities with Deteriorated Credit Quality. The allowance for loan losses represents Management’s estimate of loan losses in excess of these reductions to the carrying value of loans within the loan portfolio. The following table summarizes the allowance for loan losses, chargeoffs and recoveries of the Company for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$31,187	$32,109	$31,485	$31,693
Provision for loan losses	-	1,000	-	2,000
Loans charged off
Commercial	(401)	(150)	(461)	(210)
Real estate residential	-	(30)	-	(30)
Consumer installment and other	(576)	(1,301)	(1,571)	(2,300)
Purchased non-covered loans	(396)	-	(431)	(260)
Total chargeoffs	(1,373)	(1,481)	(2,463)	(2,800)
Recoveries of loans previously charged off
Commercial	334	119	514	287
Commercial real estate	15	15	30	178
Real estate construction	-	-	-	3
Consumer installment and other	443	618	1,033	1,018
Purchased non-covered loans	222	18	229	19
Total recoveries	1,014	770	1,806	1,505
Net loan losses	(359)	(711)	(657)	(1,295)
Balance, end of period	$30,828	$32,398	$30,828	$32,398
Components:
Net loan (losses) recoveries:
Originated loans	$(185)	$(729)	$(455)	$(1,054)
Purchased covered loans	-	-	-	-
Purchased non-covered loans	(174)	18	(202)	(241)
Net loan losses as a percentage of average total loans (annualized)	0.09%	0.16%	0.08%	0.14%

The Company's allowance for loan losses is maintained at a level considered appropriate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall loan loss experience, the amount of past due, nonperforming and classified loans, the amount of non-indemnified purchased loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is individually allocated to impaired loans whose full collectability of principal is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. The Company evaluates all loans with outstanding principal balances in excess of $500 thousand which are classified or on nonaccrual status and all “troubled debt restructured” loans for impairment. The remainder of the loan portfolio is collectively evaluated for impairment based in part on quantitative analyses of historical loan loss experience of loan portfolio segments to determine standard loss rates for each segment. The loss rate for each loan portfolio segment reflects both the historical loss experience during a look-back period and the loss emergence period. During 2014, the Company refined its processes used to measure look-back periods and loss emergence periods. The loss rates are applied to segmented loan balances to allocate the allowance to the segments of the loan portfolio.

Purchased loans were recorded on the date of purchase at estimated fair value; fair value discounts include a component for estimated loan losses. The Company evaluates all nonaccrual purchased loans with outstanding principal balances in excess of $500 thousand for impairment; the impaired loan value is compared to the recorded investment in the loan, which has been reduced by the loan default discount estimated on the date of purchase. If Management’s impairment analysis determines the impaired loan value is less than the recorded investment in the purchased loan, an allocation of the allowance for loan losses is established for the deficiency. For all other purchased loan portfolio segments, Management applies the standard loss rates to the purchased loan portfolio segments to determine initial allocations of the allowance. Further, liquidating purchased consumer installment loans are evaluated separately by applying historical loss rates to forecasted liquidating principal balances to initially measure losses inherent in this portfolio segment. The initial allocations of the allowance to purchased loan portfolio segments are compared to loan default discounts ascribed to each segment. Management establishes allocations of the allowance for loan losses for any estimated deficiency.

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of June 30, 2015 are economic and business conditions $1.1 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $1.7 million, adequacy of lending Management and staff $2.1 million, concentrations of credit $2.5 million, and other factors.

	Allowance for Loan Losses For the Three Months Ended June 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,470	$4,123	$730	$2,140	$7,031	$2,339	$-	$9,354	$31,187
Additions:
Provision	1,704	758	(327)	(82)	350	(921)	-	(1,482)	-
Deductions:
Chargeoffs	(401)	-	-	-	(576)	(396)	-	-	(1,373)
Recoveries	334	15	-	-	443	222	-	-	1,014
Net loan (losses) recoveries	(67)	15	-	-	(133)	(174)	-	-	(359)
Total allowance for loan losses	$7,107	$4,896	$403	$2,058	$7,248	$1,244	$-	$7,872	$30,828

	Allowance for Loan Losses
	For the Six Months Ended June 30, 2015
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,460	$4,245	$644	$2,241	$7,717	$2,120	$-	$9,058	$31,485
Additions:
Provision	1,594	621	(241)	(183)	69	(674)	-	(1,186)	-
Deductions:
Chargeoffs	(461)	-	-	-	(1,571)	(431)	-	-	(2,463)
Recoveries	514	30	-	-	1,033	229	-	-	1,806
Net loan recoveries (losses)	53	30	-	-	(538)	(202)	-	-	(657)
Total allowance for loan losses	$7,107	$4,896	$403	$2,058	$7,248	$1,244	$-	$7,872	$30,828

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At June 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,533	$1,034	$-	$-	$-	$-	$-	$-	$3,567
Collectively evaluated for impairment	4,574	3,862	403	2,058	7,248	1,244	-	7,872	27,261
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$7,107	$4,896	$403	$2,058	$7,248	$1,244	$-	$7,872	$30,828
Carrying value of loans:
Individually evaluated for impairment	$12,417	$5,806	$-	$-	$-	$11,712	$-	$-	$29,935
Collectively evaluated for impairment	358,580	542,804	6,762	134,421	364,257	174,980	14,892	-	1,596,696
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,423	217	-	4,640
Total	$370,997	$548,610	$6,762	$134,421	$364,257	$191,115	$15,109	$-	$1,631,271

Management considers the $30.8 million allowance for loan losses to be adequate as a reserve against loan losses inherent in the loan portfolio as of June 30, 2015.

See Note 4 to the unaudited consolidated financial statements for additional information related to the loan portfolio, loan portfolio credit risk, and allowance for loan losses.

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

The Federal Open Market Committee’s June 17, 2015 press release stated “To support continued progress toward maximum employment and price stability, the Committee today reaffirmed its view that the current 0 to 1/4 percent target range for the federal funds rate remains appropriate. In determining how long to maintain this target range, the Committee will assess progress--both realized and expected--toward its objectives of maximum employment and 2 percent inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments. The Committee anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2 percent objective over the medium term.… When the Committee decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2 percent. The Committee currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the Committee views as normal in the longer run.” In this context, Management’s most likely earnings forecast for the twelve months ending June 30, 2016 assumes market interest rates will either remain relatively stable or short-term rates will rise gradually.

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

The Company’s asset and liability position was slightly “asset sensitive” at June 30, 2015, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management’s interest rate risk management is currently biased toward stable or gradually increasing interest rates in the near-term, and ultimately, rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97  percent of funding for average total assets in the first six months of 2015 and 2014. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

In the first quarter 2015 and 2014, non-deposit funding has continued to be provided by short-term borrowings and Federal Home Loan Bank advances until repayment in January 2015, and additionally, a term repurchase agreement until repayment in August 2014. These non-deposit sources of funds comprise a modest portion of total funding.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $2.8 billion in total investment securities at June 30, 2015. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At June 30, 2015, such collateral requirements totaled approximately $759 million.

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

Management will monitor the Company’s cash levels throughout 2015. Loan demand from credit-worthy borrowers will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service, new regulations and market conditions. The Company does not aggressively solicit higher-costing time deposits; as a result, Management anticipates such deposits will decline. Changes in interest rates, most notably rising interest rates, could impact deposit volumes. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, reduce borrowings or purchase investment securities. However, due to possible volatility in economic conditions, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

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

In the first half of 2015, the Bank’s dividends paid to the Parent Company and proceeds from the exercise of stock options provided adequate cash flow for the Parent Company to pay shareholder dividends of $19 million and retire common stock in the amount of $14 million. In the first half of 2014, the Bank’s dividends paid to the Parent Company and proceeds from the exercise of stock options provided adequate cash flow for the Parent Company to pay shareholder dividends of $20 million and retire common stock in the amount of $36 million. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of accumulating capital. The Company's net income as an annualized percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.5% in the first half of 2015, 11.6% in 2014 and 12.5% in 2013. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $4 million in the first half of 2015 compared with $12 million in 2014 and $21 million in 2013.

The Company paid common dividends totaling $19 million in the first half of 2015, $40 million in 2014 and $40 million in 2013, which represent dividends per common share of $0.76, $1.52 and $1.49, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 316 thousand shares valued at $14 million in the first half of 2015, 1.0 million shares valued at $53 million in 2014 and 1.2 million shares valued at $57 million in 2013.

The Company's primary capital resource is shareholders' equity, which was $525.3 million at June 30, 2015 compared with $526.6 million at December 31, 2014. The Company's ratio of equity to total assets was 10.44% at June 30, 2015 and 10.46% at December 31, 2014.

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

Capital to Risk-Adjusted Assets

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations. The rule’s provisions which most affected the regulatory capital requirements of the Company and the Bank:

•	Introduced a new “Common Equity Tier 1” capital measurement,
•	Established higher minimum levels of capital,
•	Introduced a “capital conservation buffer,”
•	Increased the risk-weighting of certain assets, and
•	Established limits on the amount of deferred tax assets with any excess treated as a deduction from Tier 1 capital.

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

The capital ratios for the Company and the Bank under the new capital framework are presented in the table below.

			Transitional		Well-capitalized
			Minimum	Minimum	by Regulatory
			Regulatory	Regulatory	Definition
			Requirement	Requirement (1)	Under FDICIA
	At June 30, 2015		Effective	Effective	Effective
	Company	Bank	January 1, 2015	January 1, 2019	January 1, 2015

Common Equity Tier I Capital	12.56%	11.17%	4.50%	7.00%	6.50%
Tier I Capital	12.56%	11.17%	6.00%	8.50%	8.00%
Total Capital	13.08%	11.82%	8.00%	10.50%	10.00%
Leverage Ratio	7.98%	7.06%	4.00%	4.00%	5.00%

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

The following summarizes the ratios of regulatory capital to risk-adjusted assets under the superseded capital framework on the dates indicated:

			Minimum	Well-capitalized
	At June 30,	At December 31,	Regulatory	by Regulatory
	2014	2014	Requirement	Definition

Company:
Tier I Capital	13.57%	13.30%	4.00%	6.00%
Total Capital	15.04%	14.54%	8.00%	10.00%
Leverage ratio	8.26%	7.95%	4.00%	5.00%

Bank:
Tier I Capital	12.32%	12.04%	4.00%	6.00%
Total Capital	14.01%	13.49%	8.00%	10.00%
Leverage ratio	7.47%	7.16%	4.00%	5.00%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2015.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended June 30, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except per share data)
April 1
through	50	$43.75	50	1,500
April 30
May 1
through	83	43.97	83	1,417
May 31
June 1
through	-	-	-	1,417
June 30
Total	133	$43.89	133	1,417

* Includes 3 thousand, 1 thousand and -0- thousand shares purchased in April, May and June, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

Shares were repurchased during the second quarter of 2015 pursuant to a program approved by the Board of Directors on July 24, 2014 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to September 1, 2015.

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

Date: July 31, 2015

EXHIBIT INDEX

Exhibit 31.1: Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2: Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2: Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101: Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (ii) Consolidated Balance Sheets at June 30, 2015, and December 31, 2014; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements.