Form 10-Q
period 2015-09-30
WESTAMERICA BANCORPORATION
filed 2015-11-02
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of October 23, 2015

Common Stock,	25,528,149
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

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	At September 30,	At December 31,
	2015	2014
	(In thousands)
Assets:
Cash and due from banks	$268,587	$380,836
Investment securities available for sale	1,571,710	1,600,781
Investment securities held to maturity, with fair values of: $1,293,958 at September 30, 2015 and $1,048,562 at December 31, 2014	1,278,814	1,038,658
Loans	1,571,843	1,700,290
Allowance for loan losses	(30,036)	(31,485)
Loans, net of allowance for loan losses	1,541,807	1,668,805
Other real estate owned	9,269	6,374
Premises and equipment, net	39,244	37,852
Identifiable intangibles, net	11,379	14,287
Goodwill	121,673	121,673
Other assets	158,912	166,458
Total Assets	$5,001,395	$5,035,724
Liabilities:
Noninterest bearing deposits	$1,942,450	$1,910,781
Interest bearing deposits	2,424,470	2,438,410
Total deposits	4,366,920	4,349,191
Short-term borrowed funds	57,063	89,784
Federal Home Loan Bank advances	-	20,015
Other liabilities	43,474	50,131
Total Liabilities	4,467,457	4,509,121
Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 25,530 at September 30, 2015 and 25,745 at December 31, 2014	378,649	378,132
Deferred compensation	2,578	2,711
Accumulated other comprehensive income	7,198	5,292
Retained earnings	145,513	140,468
Total Shareholders' Equity	533,938	526,603
Total Liabilities and Shareholders' Equity	$5,001,395	$5,035,724

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$19,378	$22,129	$59,643	$67,817
Investment securities available for sale	7,880	6,350	23,347	17,855
Investment securities held to maturity	7,041	6,421	19,651	20,195
Total Interest and Fee Income	34,299	34,900	102,641	105,867
Interest Expense:
Deposits	573	709	1,816	2,216
Short-term borrowed funds	12	23	44	64
Term repurchase agreement	-	11	-	60
Federal Home Loan Bank advances	-	103	1	304
Total Interest Expense	585	846	1,861	2,644
Net Interest Income	33,714	34,054	100,780	103,223
Provision for Loan Losses	-	600	-	2,600
Net Interest Income After Provision For Loan Losses	33,714	33,454	100,780	100,623
Noninterest Income:
Service charges on deposit accounts	5,581	6,207	16,981	18,322
Debit card fees	1,538	1,543	4,528	4,482
Merchant processing services	1,485	1,742	4,971	5,485
Other service fees	693	695	2,041	2,044
Trust fees	682	629	2,061	1,899
ATM processing fees	616	637	1,828	1,891
Financial services commissions	177	194	527	585
Other	1,221	1,407	3,625	4,534
Total Noninterest Income	11,993	13,054	36,562	39,242
Noninterest Expense:
Salaries and related benefits	12,761	13,639	39,795	41,691
Occupancy	3,746	3,811	11,199	11,284
Outsourced data processing services	2,115	2,093	6,334	6,314
Furniture and equipment	1,075	1,059	3,353	3,070
Amortization of identifiable intangibles	952	1,056	2,908	3,219
Professional fees	746	700	1,876	1,707
Courier service	604	663	1,744	1,938
Other real estate owned	83	(287)	451	(908)
Other	4,091	3,882	12,136	12,131
Total Noninterest Expense	26,173	26,616	79,796	80,446
Income Before Income Taxes	19,534	19,892	57,546	59,419
Provision for income taxes	4,677	4,738	13,371	13,801
Net Income	$14,857	$15,154	$44,175	$45,618
Average Common Shares Outstanding	25,530	25,973	25,565	26,192
Diluted Average Common Shares Outstanding	25,565	26,016	25,585	26,262
Per Common Share Data:
Basic earnings	$0.58	$0.58	$1.73	$1.74
Diluted earnings	0.58	0.58	1.73	1.74
Dividends paid	0.38	0.38	1.14	1.14

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net Income	$14,857	$15,154	$44,175	$45,618
Other comprehensive income:
Increase (decrease) in net unrealized gains on securities available for sale	5,522	(4,884)	3,242	9,305
Deferred tax (expense) benefit	(2,321)	2,054	(1,363)	(3,912)
Increase (decrease) in net unrealized gains on securities available for sale, net of tax	3,201	(2,830)	1,879	5,393
Post-retirement benefit transition obligation amortization	15	15	45	45
Deferred tax expense	(6)	(6)	(18)	(18)
Post-retirement benefit transition obligation amortization, net of tax	9	9	27	27
Total Other Comprehensive Income (Loss)	3,210	(2,821)	1,906	5,420
Total Comprehensive Income	$18,067	$12,333	$46,081	$51,038

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited)

	Common Shares Outstanding	Common Stock	Accumulated Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In thousands)
Balance, December 31, 2013	26,510	$378,946	$2,711	$4,313	$156,964	$542,934
Net income for the period					45,618	45,618
Other comprehensive income				5,420		5,420
Exercise of stock options	256	12,396				12,396
Tax benefit decrease upon expiration/exercise of stock options		(447)				(447)
Restricted stock activity	21	1,114				1,114
Stock based compensation		1,009				1,009
Stock awarded to employees	2	88				88
Retirement of common stock including repurchases	(883)	(12,911)			(31,899)	(44,810)
Dividends					(29,927)	(29,927)
Balance, September 30, 2014	25,906	$380,195	$2,711	$9,733	$140,756	$533,395
Balance, December 31, 2014	25,745	$378,132	$2,711	$5,292	$140,468	$526,603
Net income for the period					44,175	44,175
Other comprehensive income				1,906		1,906
Exercise of stock options	108	4,848				4,848
Tax benefit decrease upon expiration/exercise of stock options		(1,215)				(1,215)
Restricted stock activity	17	874	(133)			741
Stock based compensation		987				987
Stock awarded to employees	2	89				89
Retirement of common stock including repurchases	(342)	(5,066)			(9,962)	(15,028)
Dividends					(29,168)	(29,168)
Balance, September 30, 2015	25,530	$378,649	$2,578	$7,198	$145,513	$533,938

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
	(In thousands)
Operating Activities:
Net income	$44,175	$45,618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,379	12,275
Loan loss provision	-	2,600
Net amortization of deferred loan fees	(263)	(179)
Decrease in interest income receivable	757	1,537
Decrease in other assets	107	1,390
Decrease in income taxes payable	(257)	(1,160)
Decrease (increase) in net deferred tax asset	968	(19)
Decrease in interest expense payable	(56)	(102)
Decrease in other liabilities	(2,571)	(3,841)
Stock option compensation expense	987	1,009
Tax benefit decrease upon expiration/exercise of stock options	1,215	447
Gain on sale of other assets	-	(400)
Net loss on sale of premises and equipment	24	22
Net gain on sale of foreclosed assets	(73)	(1,014)
Writedown of foreclosed assets	315	113
Net Cash Provided by Operating Activities	57,707	58,296
Investing Activities:
Net repayments of loans	124,615	93,115
Proceeds from FDIC[1] loss-sharing indemnification	-	6,703
Purchases of investment securities available for sale	(828,169)	(747,630)
Proceeds from sale/maturity/calls of securities available for sale	858,850	444,906
Purchases of investment securities held to maturity	(366,247)	(26,435)
Proceeds from maturity/calls of securities held to maturity	117,877	115,799
Purchases of premises and equipment	(4,049)	(2,392)
Net change in FRB2/FHLB[3] securities	940	3,248
Proceeds from sale of foreclosed assets	1,774	7,549
Net Cash Used in Investing Activities	(94,409)	(105,137)
Financing Activities:
Net change in deposits	17,737	157,947
Net change in short-term borrowings and FHLB[3] advances	(52,721)	3,992
Exercise of stock options/issuance of shares	4,848	12,396
Tax benefit decrease upon expiration/exercise of stock options	(1,215)	(447)
Retirement of common stock including repurchases	(15,028)	(44,810)
Common stock dividends paid	(29,168)	(29,927)
Net Cash (Used in) Provided by Financing Activities	(75,547)	99,151
Net Change In Cash and Due from Banks	(112,249)	52,310
Cash and Due from Banks at Beginning of Period	380,836	472,028
Cash and Due from Banks at End of Period	$268,587	$524,338

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$4,911	$968
Securities purchases pending settlement	-	24,276
Supplemental disclosure of cash flow activities:
Interest paid for the period	1,941	2,959
Income tax payments for the period	12,596	14,981

See accompanying notes to unaudited consolidated financial statements.

1 Federal Deposit Insurance Corporation ("FDIC")

2 Federal Reserve Bank ("FRB")

3 Federal Home Loan Bank ("FHLB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

The ASU also requires a reporting entity to disclose information regarding its investments in qualified affordable housing projects, and the effect of the measurement of its investments in qualified affordable housing projects and the related tax credits on its financial position and results of operations.

The adoption of the ASU was limited to additional disclosures only and did not have a material effect on the Company’s financial statements at January 1, 2015, the date adopted.

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

The adoption of the ASU was limited to additional disclosures only and did not have a material effect on the Company’s financial statements at January 1, 2015, the date adopted.

FASB ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, was issued on June 12, 2014. The ASU improves the financial reporting of repurchase agreements and other similar transactions through a change in accounting for repurchase-to-maturity transactions and repurchase financings, and the introduction of two new disclosure requirements. New disclosures are required for (1) transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction and (2) repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings about the nature of collateral pledged and the time to maturity of those transactions.

The adoption of the ASU was limited to additional disclosures only and did not have a material effect on the Company’s financial statements at April 1, 2015, the date adopted.

Note 3: Investment Securities

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,000	$1	$-	$3,001
Securities of U.S. Government sponsored entities	341,038	1,381	(10)	342,409
Residential mortgage-backed securities	19,303	1,289	(2)	20,590
Commercial mortgage-backed securities	2,547	11	(6)	2,552
Obligations of states and political subdivisions	152,158	9,094	(97)	161,155
Residential collateralized mortgage obligations	199,059	438	(4,945)	194,552
Asset-backed securities	2,350	-	(20)	2,330
FHLMC[1] and FNMA[2] stock	775	5,725	-	6,500
Corporate securities	836,882	1,707	(2,750)	835,839
Other securities	2,039	885	(142)	2,782
Total	$1,559,151	$20,531	$(7,972)	$1,571,710

1 Federal Home Loan Mortgage Corporation

2 Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At September 30, 2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. government sponsored entities	$830	$10	$-	$840
Residential mortgage-backed securities	362,925	2,194	(28)	365,091
Commercial mortgage-backed securities	16,379	57	(174)	16,262
Obligations of states and political subdivisions	682,818	12,486	(1,204)	694,100
Residential collateralized mortgage obligations	215,862	2,404	(601)	217,665
Total	$1,278,814	$17,151	$(2,007)	$1,293,958

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

1 Federal Home Loan Mortgage Corporation

2 Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2014
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. government sponsored entities	$1,066	$11	$-	$1,077
Residential mortgage-backed securities	59,078	1,183	(137)	60,124
Obligations of states and political subdivisions	720,189	11,350	(2,358)	729,181
Residential collateralized mortgage obligations	258,325	2,236	(2,381)	258,180
Total	$1,038,658	$14,780	$(4,876)	$1,048,562

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table s at the dates indicated:

	At September 30, 2015
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$111,972	$112,333	$19,012	$19,647
Over 1 to 5 years	1,066,830	1,068,036	237,908	240,961
Over 5 to 10 years	129,133	134,756	285,130	290,517
Over 10 years	27,493	29,609	141,598	143,815
Subtotal	1,335,428	1,344,734	683,648	694,940
Mortgage-backed securities and residential collateralized mortgage obligations	220,909	217,694	595,166	599,018
Other securities	2,814	9,282	-	-
Total	$1,559,151	$1,571,710	$1,278,814	$1,293,958

Securities available for sale at September 30, 2015 with maturity dates over one year but less than five years include $337,419  thousand (fair value) of securities of U.S. Government sponsored entities with call options on dates within one year or less, of which $43,121  thousand have interest coupons which will increase if the issuer does not exercise the call option.

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

Expected maturities of mortgage-backed securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-backed securities. At September 30, 2015 and December 31, 2014, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

[The remainder of this page intentionally left blank]

An analysis of the gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At September 30, 2015
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment Positions	Fair Value	Unrealized Losses	Investment Positions	Fair Value	Unrealized Losses	Investment Positions	Fair Value	Unrealized Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	1	$4,990	$(10)	-	$-	$-	1	$4,990	$(10)
Residential mortgage-backed securities	-	-	-	1	790	(2)	1	790	(2)
Commercial mortgage-backed securities	-	-	-	1	879	(6)	1	879	(6)
Obligations of states and political subdivisions	4	2,132	(31)	5	2,503	(66)	9	4,635	(97)
Residential collateralized mortgage obligations	2	13,280	(245)	29	168,927	(4,700)	31	182,207	(4,945)
Asset-backed securities	-	-	-	1	2,330	(20)	1	2,330	(20)
Corporate securities	71	379,170	(2,417)	19	63,206	(333)	90	442,376	(2,750)
Other securities	-	-	-	1	1,858	(142)	1	1,858	(142)
Total	78	$399,572	$(2,703)	57	$240,493	$(5,269)	135	$640,065	$(7,972)

An analysis of gross unrecognized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At September 30, 2015
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment Positions	Fair Value	Unrecognized Losses	Investment Positions	Fair Value	Unrecognized Losses	Investment Positions	Fair Value	Unrecognized Losses
	($ in thousands)
Residential mortgage-backed securities	2	$21,047	$(26)	1	$96	$(2)	3	$21,143	$(28)
Commercial mortgage-backed securities	1	7,562	(74)	1	6,597	(100)	2	14,159	(174)
Obligations of states and political subdivisions	45	29,242	(189)	70	63,195	(1,015)	115	92,437	(1,204)
Residential collateralized mortgage obligations	3	15,821	(60)	12	65,404	(541)	15	81,225	(601)
Total	51	$73,672	$(349)	84	$135,292	$(1,658)	135	$208,964	$(2,007)

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

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2015.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of September 30, 2015, $715,879  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds. As of December 31, 2014, $757,623  thousand of investment securities were pledged to secure public deposits, short-term borrowed funds and FHLB advances.

An analysis of gross unrealized losses  of investment securities available for sale follows:

	Investment Securities Available for Sale At December 31, 2014
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment Positions	Fair Value	Unrealized Losses	Investment Positions	Fair Value	Unrealized Losses	Investment Positions	Fair Value	Unrealized Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	15	$253,632	$(989)	1	$9,963	$(38)	16	$263,595	$(1,027)
Residential mortgage-backed securities	-	-	-	2	822	(16)	2	822	(16)
Commercial mortgage-backed securities	1	942	(7)	1	803	(3)	2	1,745	(10)
Obligations of states and political subdivisions	7	2,548	(18)	17	5,518	(105)	24	8,066	(123)
Residential collateralized mortgage obligations	-	-	-	32	205,074	(8,524)	32	205,074	(8,524)
Asset-backed securities	1	5,008	(7)	1	3,305	(29)	2	8,313	(36)
Corporate securities	53	165,026	(1,304)	5	34,222	(325)	58	199,248	(1,629)
Other securities	-	-	-	1	1,876	(124)	1	1,876	(124)
Total	77	$427,156	$(2,325)	60	$261,583	$(9,164)	137	$688,739	$(11,489)

An analysis of gross unrecognized losses  of investment securities held to maturity follows:

	Investment Securities Held to Maturity At December 31, 2014
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment Positions	Fair Value	Unrecognized Losses	Investment Positions	Fair Value	Unrecognized Losses	Investment Positions	Fair Value	Unrecognized Losses
	($ in thousands)
Residential mortgage-backed securities	4	$19,467	$(132)	1	$201	$(5)	5	$19,668	$(137)
Obligations of states and political subdivisions	103	76,202	(439)	138	123,370	(1,919)	241	199,572	(2,358)
Residential collateralized mortgage obligations	5	13,932	(166)	22	119,513	(2,215)	27	133,445	(2,381)
Total	112	$109,601	$(737)	161	$243,084	$(4,139)	273	$352,685	$(4,876)

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Three Months		For the Nine Months
	Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Taxable	$9,120	$6,348	$25,067	$17,907
Tax-exempt	5,801	6,423	17,931	20,143
Total interest income from investment securities	$14,921	$12,771	$42,998	$38,050

Note 4: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following tables.

	At September 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$354,853	$537,625	$3,461	$126,472	$354,494	$1,376,905
Purchased covered loans:
Gross purchased covered loans	-	-	-	2,467	12,328	14,795
Purchased loan discount	-	-	-	(133)	(22)	(155)
Purchased non-covered loans:
Gross purchased non-covered loans	15,443	136,600	984	237	34,116	187,380
Purchased loan discount	(1,100)	(4,654)	-	(167)	(1,161)	(7,082)
Total	$369,196	$669,571	$4,445	$128,876	$399,755	$1,571,843

	At December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$374,005	$567,594	$11,003	$146,925	$370,842	$1,470,369
Purchased covered loans:
Gross purchased covered loans	-	-	-	2,626	14,920	17,546
Purchased loan discount	-	-	-	(434)	(34)	(468)
Purchased non-covered loans:
Gross purchased non-covered loans	19,166	157,502	2,919	972	41,656	222,215
Purchased loan discount	(1,356)	(6,492)	(50)	(262)	(1,212)	(9,372)
Total	$391,815	$718,604	$13,872	$149,827	$426,172	$1,700,290

Changes in the carrying amount of impaired purchased loans were as follows:

	For the Nine Months Ended September 30, 2015	For the Year Ended December 31, 2014
Impaired purchased loans	(In thousands)
Carrying amount at the beginning of the period	$4,672	$4,936
Reductions during the period	(3)	(264)
Carrying amount at the end of the period	$4,669	$4,672

Changes in the accretable yield for purchased loans were as follows:

	For the Nine Months Ended September 30, 2015	For the Year Ended December 31, 2014
Accretable yield:	(In thousands)
Balance at the beginning of the period	$2,261	$2,505
Reclassification from nonaccretable difference	2,327	5,016
Accretion	(3,031)	(5,260)
Balance at the end of the period	$1,557	$2,261

Accretion	$(3,031)	$(5,260)
Change in FDIC indemnification	506	1,110
(Increase) in interest income	$(2,525)	$(4,150)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses For the Three Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,107	$4,896	$403	$2,058	$7,248	$1,244	$-	$7,872	$30,828
Additions:
Provision	1,246	(96)	(205)	(50)	367	(15)	65	(1,312)	-
Deductions:
Chargeoffs	(239)	(449)	-	-	(773)	-	-	-	(1,461)
Recoveries	300	27	-	-	336	6	-	-	669
Net loan recoveries (losses)	61	(422)	-	-	(437)	6	-	-	(792)
Total allowance for loan losses	$8,414	$4,378	$198	$2,008	$7,178	$1,235	$65	$6,560	$30,036

	Allowance for Loan Losses For the Nine Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,460	$4,245	$644	$2,241	$7,717	$2,120	$-	$9,058	$31,485
Additions:
Provision	2,840	525	(446)	(233)	436	(689)	65	(2,498)	-
Deductions:
Chargeoffs	(700)	(449)	-	-	(2,344)	(431)	-	-	(3,924)
Recoveries	814	57	-	-	1,369	235	-	-	2,475
Net loan recoveries (losses)	114	(392)	-	-	(975)	(196)	-	-	(1,449)
Total allowance for loan losses	$8,414	$4,378	$198	$2,008	$7,178	$1,235	$65	$6,560	$30,036

	Allowance for Credit Losses For the Three Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,297	$10,664	$442	$409	$2,055	$2,707	$-	$10,824	$32,398
Additions:
Provision	(269)	(640)	-	(17)	802	(184)	-	908	600
Deductions:
Chargeoffs	(905)	-	-	-	(916)	-	-	-	(1,821)
Recoveries	229	15	-	-	297	51	-	-	592
Net loan (losses) recoveries	(676)	15	-	-	(619)	51	-	-	(1,229)
Balance at end of period	4,352	10,039	442	392	2,238	2,574	-	11,732	31,769
Liability for off-balance sheet credit exposure	1,706	24	105	-	451	131	-	276	2,693
Total allowance for credit losses	$6,058	$10,063	$547	$392	$2,689	$2,705	$-	$12,008	$34,462

[The remainder of this page intentionally left blank]

FDIC indemnification expired February 6, 2014 for County Bank non-single-family residential collateralized purchased loans; accordingly, such loans have been reclassified from purchased covered loans to purchased non-covered loans as well as the related allowance for credit losses.

	Allowance for Credit Losses For the Nine Months Ended September 30, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,005	$12,070	$602	$405	$3,198	$-	$1,561	$9,852	$31,693
Additions:
Provision	945	(2,224)	(163)	17	942	1,203	-	1,880	2,600
Deductions:
Chargeoffs	(1,114)	-	-	(30)	(3,217)	(260)	-	-	(4,621)
Recoveries	516	193	3	-	1,315	70	-	-	2,097
Net loan (losses) recoveries	(598)	193	3	(30)	(1,902)	(190)	-	-	(2,524)
Indemnification expiration	-	-	-	-	-	1,561	(1,561)	-	-
Balance at end of period	4,352	10,039	442	392	2,238	2,574	-	11,732	31,769
Liability for off-balance sheet credit exposure	1,706	24	105	-	451	131	-	276	2,693
Total allowance for credit losses	$6,058	$10,063	$547	$392	$2,689	$2,705	$-	$12,008	$34,462

The allowance for credit losses and recorded investment in loans were evaluated for impairment as follows

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At September 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,477	$585	$-	$-	$-	$-	$-	$-	$5,062
Collectively evaluated for impairment	3,937	3,793	198	2,008	7,178	1,235	65	6,560	24,974
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$8,414	$4,378	$198	$2,008	$7,178	$1,235	$65	$6,560	$30,036
Carrying value of loans:
Individually evaluated for impairment	$12,327	$5,864	$-	$-	$-	$10,008	$-	$-	$28,199
Collectively evaluated for impairment	342,526	531,761	3,461	126,472	354,494	165,833	14,428	-	1,538,975
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,457	212	-	4,669
Total	$354,853	$537,625	$3,461	$126,472	$354,494	$180,298	$14,640	$-	$1,571,843

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$496	$-	$-	$-	$-	$-	$-	$-	$496
Collectively evaluated for impairment	7,372	4,245	988	2,241	8,154	2,120	-	8,562	33,682
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$7,868	$4,245	$988	$2,241	$8,154	$2,120	$-	$8,562	$34,178
Carrying value of loans:
Individually evaluated for impairment	$11,811	$2,970	$-	$574	$599	$12,364	$-	$-	$28,318
Collectively evaluated for impairment	362,194	564,624	11,003	146,351	370,243	196,034	16,851	-	1,667,300
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,445	227	-	4,672
Total	$374,005	$567,594	$11,003	$146,925	$370,842	$212,843	$17,078	$-	$1,700,290

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At September 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$338,778	$512,570	$3,461	$123,753	$353,226	$155,312	$13,128	$1,500,228
Substandard	16,075	25,055	-	2,719	900	32,049	1,667	78,465
Doubtful		-	-	-	30	19	-	49
Loss	-	-	-	-	338	-	-	338
Purchased loan discount	-	-	-	-	-	(7,082)	(155)	(7,237)
Total	$354,853	$537,625	$3,461	$126,472	$354,494	$180,298	$14,640	$1,571,843

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$366,487	$527,980	$11,003	$144,902	$369,618	$182,644	$15,509	$1,618,143
Substandard	7,506	39,614	-	2,023	734	39,473	2,037	91,387
Doubtful	12	-	-	-	12	77	-	101
Loss	-	-	-	-	478	21	-	499
Purchased loan discount	-	-	-	-	-	(9,372)	(468)	(9,840)
Total	$374,005	$567,594	$11,003	$146,925	$370,842	$212,843	$17,078	$1,700,290

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At September 30, 2015
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$354,183	$417	$84	$-	$169	$354,853
Commercial real estate	527,957	2,667	-	-	7,001	537,625
Construction	3,461	-	-	-	-	3,461
Residential real estate	124,305	1,360	471	-	336	126,472
Consumer installment and other	350,289	2,834	818	481	72	354,494
Total originated loans	1,360,195	7,278	1,373	481	7,578	1,376,905
Purchased non-covered loans	168,816	1,736	878	-	8,868	180,298
Purchased covered loans	14,473	137	30	-	-	14,640
Total	$1,543,484	$9,151	$2,281	$481	$16,446	$1,571,843

[The remainder of this page intentionally left blank]

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2014
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$372,235	$1,704	$36	$-	$30	$374,005
Commercial real estate	557,041	6,500	-	-	4,053	567,594
Construction	11,003	-	-	-	-	11,003
Residential real estate	144,021	1,513	817	-	574	146,925
Consumer installment and other	365,753	3,310	625	502	652	370,842
Total originated loans	1,450,053	13,027	1,478	502	5,309	1,470,369
Purchased non-covered loans	196,150	4,204	491	-	11,998	212,843
Purchased covered loans	16,389	389	3	-	297	17,078
Total	$1,662,592	$17,620	$1,972	$502	$17,604	$1,700,290

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Three Months		For the Nine Months
	Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$315	$298	$969	$833
Interest income reversed (recognized) on nonaccrual loans	17	15	(308)	(55)
Total reduction of interest income	$332	$313	$661	$778

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2015 and December 31, 2014.

The following summarizes impaired loans:

	Impaired Loans At September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$3,073	$3,136	$-
Commercial real estate	16,916	21,949	-
Construction	-	-	-
Residential real estate	566	597	-
Consumer installment and other	428	534	-

Impaired loans with an allowance recorded:
Commercial	9,810	9,810	4,477
Commercial real estate	4,660	5,109	585
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$12,883	$12,946	$4,477
Commercial real estate	21,576	27,058	585
Construction	-	-	-
Residential real estate	566	597	-
Consumer installment and other	428	534	-

	Impaired Loans At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$2,031	$2,095	$-
Commercial real estate	19,478	25,519	-
Construction	1,834	1,884	-
Residential real estate	574	574	-
Consumer installment and other	1,518	1,628	-

Impaired loans with an allowance recorded:
Commercial	9,910	9,910	496
Commercial real estate	-	-	-
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$11,941	$12,005	$496
Commercial real estate	19,478	25,519	-
Construction	1,834	1,884	-
Residential real estate	574	574	-
Consumer installment and other	1,518	1,628	-

Impaired loans include troubled debt restructured loans. Impaired loans at September 30, 2015, included $12,880 thousand of restructured loans, $6,772 thousand of which were on nonaccrual status. Impaired loans at December 31, 2014, included $4,837 thousand of restructured loans, none of which were on nonaccrual status.

	Impaired Loans
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2015		2014		2015		2014
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$12,750	$147	$3,885	$59	$12,513	$440	$4,388	$186
Commercial real estate	21,923	142	20,787	103	19,985	546	19,961	373
Construction	-	-	1,934	-	306	-	2,076	-
Residential real estate	403	9	-	-	652	23	108	-
Consumer installment and other	516	6	1,207	7	856	19	1,416	22
Total	$35,592	$304	$27,813	$169	$34,312	$1,028	$27,949	$581

[The remainder of this page intentionally left blank]

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At September 30, 2015
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	6	$2,813	$2,517	$-
Commercial real estate	7	10,305	10,133	-
Residential real estate	1	242	230	-
Total	14	$13,360	$12,880	$-

	Troubled Debt Restructurings At September 30, 2014
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	6	$3,465	$3,109	$259
Commercial real estate	3	2,754	2,787	-
Consumer installment and other	1	18	11	-
Total	10	$6,237	$5,907	$259

During the three and nine months ended September 30, 2015, the Company modified one loan with a carrying value of $6,330 thousand and seven loans with an aggregate carrying value of $8,150 thousand, respectively, that were considered troubled debt restructurings. The concessions granted in the seven restructurings completed in the first nine months of 2015 consisted of modification of payment terms to extend the maturity date to allow for deferred principal repayment, under-market terms and court order.

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

During the three and nine months ended September 30, 2015 and 2014, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

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

There were no loans held for sale at September 30, 2015 and December 31, 2014.

At September 30, 2015 and September 30, 2014, the Company held total other real estate owned (OREO) of $9,269 thousand and $7,273 thousand, respectively, of which $-0-  thousand and $585  thousand, respectively, were foreclosed residential real estate properties. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process totaled $-0- thousand and $595  thousand at September 30, 2015 and September 30, 2014, respectively.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At September 30, 2015, Westamerica Bank did not have credit extended to any one entity exceeding these limits. At September 30, 2015, Westamerica Bank had 38 lending relationships with aggregate loans exceeding $5 million. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $60,848 thousand and $66,086  thousand at September 30, 2015 and December 31, 2014, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At September 30, 2015, Westamerica Bank held corporate bonds in 45 issuing entities which exceeded $5 million of each issuer.

Note 6: Other Assets

Other assets consisted of the following:

	At September 30, 2015	At December 31, 2014
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Federal Home Loan Bank stock (2)	-	940
Other investments	201	241
Total cost method equity investments	14,270	15,250
Life insurance cash surrender value	48,335	46,479
Net deferred tax asset	47,046	50,903
Limited partnership investments	15,934	18,673
Interest receivable	18,637	19,394
Prepaid assets	4,309	5,609
Other assets	10,381	10,150
Total other assets	$158,912	$166,458

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

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At September 30, 2015, this investment totaled $15,934 thousand and $2,299 thousand of this amount represents outstanding equity capital commitments. These commitments are expected to be paid as follows, $453 thousand in 2015, $763 thousand in 2016, and $1,083 thousand in 2017 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months		For the Nine Months
	Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Investment loss included in pre-tax income	$750	$750	$2,175	$2,200
Tax credits recognized in provision for income taxes	663	610	1,988	2,200

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is periodically evaluated for impairment. The Company did not recognize impairment during the three and nine months ended September 30, 2015 and year ended December 31, 2014. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the nine months ended September 30, 2015 and year ended December 31, 2014, no such adjustments were recorded.

The carrying values of goodwill were:

	At September 30, 2015	At December 31, 2014
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At September 30, 2015		At December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(45,897)	$56,808	$(43,188)
Merchant Draft Processing Intangible	10,300	(9,832)	10,300	(9,633)
Total Identifiable Intangible Assets	$67,108	$(55,729)	$67,108	$(52,821)

As of September 30, 2015, the current year and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
Nine months ended September 30, 2015 (actual)	$2,709	$199	$2,908
Estimate for year ended December 31, 2015	3,594	262	3,856
2016	3,292	212	3,504
2017	2,913	164	3,077
2018	1,892	29	1,921
2019	538	-	538
2020	287	-	287

[The remainder of this page intentionally left blank]

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At September 30, 2015	At December 31, 2014
	(In thousands)
Noninterest-bearing	$1,942,450	$1,910,781
Interest-bearing:
Transaction	812,940	792,448
Savings	1,310,985	1,260,819
Time deposits less than $100 thousand	156,503	169,959
Time deposits $100 thousand through $250 thousand	101,317	113,023
Time deposits more than $250 thousand	42,725	102,161
Total deposits	$4,366,920	$4,349,191

Demand deposit overdrafts of $2,753  thousand and $3,173  thousand were included as loan balances at September 30, 2015 and December 31, 2014, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $164 thousand and $543 thousand in the third quarter of and first nine months of 2015, respectively and $219 thousand and $683 thousand in the third quarter of and first nine months of 2014, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	At September 30, 2015	At December 31, 2014
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous	Overnight and Continuous
Repurchase agreements:	(In thousands)
Securities of U.S. Government sponsored entities	$110,541	$80,827
Obligations of states and political subdivisions	3,975	14,251
Corporate securities	54,832	52,936
Total collateral carrying value	$169,348	$148,014
Total short-term borrowed funds	$57,063	$89,784

FHLB advances matured and were repaid in full in January 2015. At December 31, 2014, FHLB advances with a carrying value of $20,015 thousand were secured by residential real estate loans and securities of approximately $26,484  thousand.

The Company has a $35,000 thousand unsecured line of credit which had no outstanding balance at September 30, 2015 and December 31, 2014. The line of credit has a variable interest rate, which was 2.0%  per annum at September 30, 2015, with interest payable monthly on outstanding advances. Advances may be made up to the unused credit limit through March 18, 2016.

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

The Company regularly reviews the valuation techniques and assumptions used by its vendors and determines which valuation techniques are utilized based on observable market inputs for the type of securities being measured. The Company uses the information to determine the placement in the fair value hierarchy as level 1, 2 or 3. When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, or reevaluates the valuation techniques and assumptions used by its vendors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new information. The Company recognizes these transfers at the end of the reporting period that the transfers occur. During the three months ended June 30, 2015, the Company reevaluated the valuation techniques and assumptions used by its vendors in valuing the Company’s available for sale securities, and based on the evaluation, transferred $437,715 thousand out of level 1 and transferred $437,715 thousand into level 2. There were no transfers into level 1 or into or out of level 3. For the three months ended September 30, 2015 and the year ended December 31, 2014, there were no transfers into or out of levels 1, 2 or 3.

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Recurring Basis

The table below presents assets measured at fair value on a recurring basis.

	At September 30, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury securities	$3,001	$3,001	$-	$-
Securities of U.S. Government sponsored entities	342,409	-	342,409	-
Residential mortgage-backed securities	20,590	-	20,590	-
Commercial mortgage-backed securities	2,552	-	2,552	-
Obligations of states and political subdivisions	161,155	-	161,155	-
Residential collateralized mortgage obligations	194,552	-	194,552	-
Asset-backed securities	2,330	-	2,330	-
FHLMC and FNMA stock	6,500	10	6,490	-
Corporate securities	835,839	-	835,839	-
Other securities	2,782	924	1,858	-
Total securities available for sale	$1,571,710	$3,935	$1,567,775	$-

	At December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury securities	$3,505	$3,505	$-	$-
Securities of U.S. Government sponsored entities	635,188	635,188	-	-
Residential mortgage-backed securities	26,407	-	26,407	-
Commercial mortgage-backed securities	2,919	-	2,919	-
Obligations of states and political subdivisions	181,799	-	181,799	-
Residential collateralized mortgage obligations	222,457	-	222,457	-
Asset-backed securities	8,313	-	8,313	-
FHLMC and FNMA stock	5,168	5,168	-	-
Corporate securities	512,239	-	512,239	-
Other securities	2,786	910	1,876	-
Total securities available for sale	$1,600,781	$644,771	$956,010	$-

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at September 30, 2015 and December 31, 2014, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At September 30, 2015				For the Nine Months Ended September 30, 2015
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$9,269	$-	$-	$9,269	$(315)
Impaired loans	15,738	-	-	15,738	(449)
Total assets measured at fair value on a nonrecurring basis	$25,007	$-	$-	$25,007	$(764)

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

	At December 31, 2014				For the Year Ended December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$6,374	$-	$6,374	$-	$(358)
Impaired loans	17,085	-	7,670	9,415	(884)
Total assets measured at fair value on a nonrecurring basis	$23,459	$-	$14,044	$9,415	$(1,242)

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

Loans Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $30,036 thousand at September 30, 2015 and $31,485 thousand at December 31, 2014 and the purchased loan discount associated with purchased covered and purchased non-covered loans of $155 thousand and $7,082 thousand, respectively at September 30, 2015 and of $468 thousand and $9,372 thousand, respectively at December 31, 2014 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At September 30, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:	(In thousands)
Cash and due from banks	$268,587	$268,587	$268,587	$-	$-
Investment securities held to maturity	1,278,814	1,293,958	-	1,293,958	-
Loans	1,541,807	1,554,908	-	-	1,554,908

Financial Liabilities:
Deposits	$4,366,920	$4,365,831	$-	$4,066,375	$299,456
Short-term borrowed funds	57,063	57,063	-	57,063	-

	At December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:	(In thousands)
Cash and due from banks	$380,836	$380,836	$380,836	$-	$-
Investment securities held to maturity	1,038,658	1,048,562	1,077	1,047,485	-
Loans	1,668,805	1,685,048	-	-	1,685,048
Financial Liabilities:
Deposits	$4,349,191	$4,348,958	$-	$3,964,048	$384,910
Short-term borrowed funds	89,784	89,784	-	89,784	-
Federal Home Loan Bank advances	20,015	20,014	20,014	-	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $316,947 thousand and $312,694 thousand at September 30, 2015 and December 31, 2014, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $27,117 thousand and $29,002 thousand at September 30, 2015 and December 31, 2014, respectively. The Company also had commitments for commercial and similar letters of credit of $40 thousand at September 30, 2015 and December 31, 2014. At September 30, 2015 and December 31, 2014, the Company had a reserve for unfunded commitments of $2,593 thousand and $2,693 thousand, respectively, included in other liabilities.

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

	For the Three Months		For the Nine Months
	Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$14,857	$15,154	$44,175	$45,618
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	25,530	25,973	25,565	26,192
Basic earnings per common share	$0.58	$0.58	$1.73	$1.74
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	25,530	25,973	25,565	26,192
Add common stock equivalents for options	35	43	20	70
Weighted average number of common shares outstanding - diluted (denominator)	25,565	26,016	25,585	26,262
Diluted earnings per common share	$0.58	$0.58	$1.73	$1.74

For the three and nine months ended September 30, 2015, options to purchase 1,043 thousand and 1,396  thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

For the three and nine months ended September 30, 2014, options to purchase 1,322 thousand and 1,060  thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months		For the Nine Months
	Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)[1]	$37,179	$37,905	$111,524	$115,351
Provision for Loan Losses	-	600	-	2,600
Noninterest Income	11,993	13,054	36,562	39,242
Noninterest Expense	26,173	26,616	79,796	80,446
Income Before Income Taxes (FTE)[1]	22,999	23,743	68,290	71,547
Income Tax Provision (FTE)[1]	8,142	8,589	24,115	25,929
Net Income	$14,857	$15,154	$44,175	$45,618
Average Common Shares Outstanding	25,530	25,973	25,565	26,192
Diluted Average Common Shares Outstanding	25,565	26,016	25,585	26,262
Common Shares Outstanding at Period End	25,530	25,906
Per Common Share:
Basic Earnings	$0.58	$0.58	$1.73	$1.74
Diluted Earnings	0.58	0.58	1.73	1.74
Book Value	$20.91	$20.59
Financial Ratios:
Return on Assets	1.16%	1.21%	1.17%	1.24%
Return on Common Equity	11.33%	11.55%	11.42%	11.59%
Net Interest Margin (FTE)[1]	3.31%	3.66%	3.37%	3.75%
Net Loan Losses to Average Loans	0.20%	0.28%	0.12%	0.19%
Efficiency Ratio[2]	53.2%	52.2%	53.9%	52.0%
Average Balances:
Assets	$5,062,334	$4,971,808	$5,055,421	$4,923,705
Earning Assets	4,471,690	4,125,835	4,417,114	4,111,364
Loans	1,591,798	1,760,115	1,643,438	1,794,513
Deposits	4,414,711	4,303,389	4,404,379	4,250,969
Shareholders' Equity	520,261	520,702	517,054	526,337
Period End Balances:
Assets	$5,001,395	$4,993,725
Earning Assets	4,422,367	4,158,785
Loans	1,571,843	1,732,382
Deposits	4,366,920	4,321,638
Shareholders' Equity	533,938	533,395
Capital Ratios at Period End:
Total Risk Based Capital	13.39%	15.03%
Tangible Equity to Tangible Assets	8.23%	8.16%
Dividends Paid Per Common Share	$0.38	$0.38	$1.14	$1.14
Common Dividend Payout Ratio	66%	66%	66%	66%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Federal Reserve’s Federal Open Market Committee has maintained highly accommodative monetary policies to influence interest rates to low levels in order to provide stimulus to the economy following the “financial crisis” recession. The Company’s principal source of revenue is net interest and fee income, which represents interest earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). The relatively low level of market interest rates has reduced the spread between interest rates on earning assets and interest bearing liabilities. The Company’s net interest margin and net interest income have declined as market interest rates on newly originated loans remain below the yields earned on older-dated loans and on the overall loan portfolio. The Company is reducing its exposure to rising interest rates by purchasing shorter-duration investment securities with lower yields than longer-duration securities. The Company’s credit quality continued to improve, as nonperforming loans at September 30, 2015 declined 9.6 percent compared with September 30, 2014 and net loan losses remained relatively low in the three and nine months ended September 30, 2015. The improvement in credit quality has resulted in Management reducing the provision for loan losses to zero in the third quarter and in the first nine months of 2015 from $600 thousand in the third quarter 2014 and $2.6 million in the first nine months of 2014. The credit quality improvement also contributed to reducing noninterest expenses related to nonperforming assets. Management is focused on controlling all noninterest expense levels, particularly due to market interest rate pressure on net interest income.

Westamerica Bancorporation and subsidiaries (the “Company”) earned net income of $14.9 million or $0.58 diluted earnings per common share for the third quarter 2015 and net income of $44.2 million or $1.73 diluted earnings per common share for the nine months ended September 30, 2015. These results compare to net income of $15.2 million or $0.58 diluted earnings per common share for the third quarter 2014 and net income of $45.6 million or $1.74 diluted earnings per common share for the nine months ended September 30, 2014.

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net interest income (FTE)	$37,179	$37,905	$111,524	$115,351
Provision for loan losses	-	(600)	-	(2,600)
Noninterest income	11,993	13,054	36,562	39,242
Noninterest expense	(26,173)	(26,616)	(79,796)	(80,446)
Income before taxes (FTE)	22,999	23,743	68,290	71,547
Income tax provision (FTE)	(8,142)	(8,589)	(24,115)	(25,929)
Net income	$14,857	$15,154	$44,175	$45,618

Average diluted common shares	25,565	26,016	25,585	26,262
Diluted earnings per common share	$0.58	$0.58	$1.73	$1.74

Average total assets	$5,062,334	$4,971,808	$5,055,421	$4,923,705
Net income to average total assets (annualized)	1.16%	1.21%	1.17%	1.24%
Net income to average common stockholders' equity (annualized)	11.33%	11.55%	11.42%	11.59%

Net income for the third quarter of 2015 was less than the same quarter of 2014, the net result of declines in net interest and fee income (fully taxable equivalent or “FTE”) and noninterest income, partially offset by decreases in the provision for loan losses, noninterest expense and income tax provision (FTE). A decrease in net interest and fee income (FTE) was mostly attributed to lower average balances of loans and lower net yield on interest-earning assets, partially offset by higher average balances of investments and a lower average volume of higher-cost funding sources. The provision for loan losses was reduced to zero, reflecting Management's evaluation of losses inherent in the loan portfolio; net losses and nonperforming loan volumes have declined relative to earlier periods. Noninterest income decreased primarily due to reduced levels of service charges on deposit accounts and merchant processing service fees. Noninterest expense decreased primarily due to lower personnel costs.

Comparing the first nine months of 2015 to the first nine months of 2014, net income decreased due to lower net interest and fee income (FTE) and lower noninterest income, partially offset by decreases in the provision for loan losses, noninterest expense and income tax provision (FTE). The lower net interest and fee income (FTE) was primarily caused by a lower average volume of loans and lower net yield on interest earning assets, partially offset by higher average balances of investments and a lower average volume of higher-cost funding sources. The provision for loan losses was reduced to zero, reflecting improved credit quality and Management's evaluation of losses inherent in the loan portfolio. Noninterest income decreased primarily due to reduced levels of service charges on deposit accounts, merchant processing services and other income. Noninterest expense decreased mostly due to lower personnel expenses, partially offset by higher expense for other real estate owned.

Net Interest and Fee Income (FTE)

Following is a summary of the components of net interest and fee income (FTE) for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Interest and fee income	$34,299	$34,900	$102,641	$105,867
Interest expense	(585)	(846)	(1,861)	(2,644)
FTE adjustment	3,465	3,851	10,744	12,128
Net interest and fee income (FTE)	$37,179	$37,905	$111,524	$115,351

Average earning assets	$4,471,690	$4,125,835	$4,417,114	$4,111,364
Net interest margin (FTE) (annualized)	3.31%	3.66%	3.37%	3.75%

Net interest and fee income (FTE) decreased during the third quarter 2015 by $726 thousand from the same period in 2014 to $37.2 million, mainly due to lower average balances of loans (down $168 million) and lower yields on interest-earning assets (down 38 basis points “bp”), partially offset by higher average balances of investments (up $514 million) and lower average balances of higher-costing interest-bearing liabilities.

Comparing the first nine months of 2015 with the first nine months of 2014, net interest and fee income (FTE) decreased $3.8 million due to a lower average volume of loans (down $151 million) and lower yields on interest earning assets (down 41 bp), partially offset by higher average balances of investments (up $457 million) and a lower average volume of higher-cost funding sources.

Loan volumes have declined due to reduced volumes of loan originations and problem loan workout activities (such as chargeoffs, collateral repossessions and principal payments). In Management’s opinion, current levels of competitive loan pricing do not provide adequate forward earnings potential. As a result, the Company has not currently taken an aggressive posture relative to loan portfolio growth. Management has maintained relatively stable interest-earning asset volumes by increasing investment securities as loan volumes have declined.

Yields on interest-earning assets have declined due to relatively low interest rates prevailing in the market. The net interest margin (FTE) was 3.31% and 3.37% in the third quarter and the first nine months of 2015, respectively, compared with 3.66% and 3.75% in the third quarter and the first nine months of 2014, respectively. The volume of older-dated higher-yielding loans declined due to principal maturities and paydowns. Newly originated loans have lower yields. The Company, in anticipation of rising interest rates, has been purchasing floating rate and shorter-duration investment securities with lower yields than longer-duration securities to increase liquidity. The Company’s high levels of liquidity will provide an opportunity to obtain higher yielding assets once market interest rates start rising. The Company has been replacing higher-cost funding sources with low-cost deposits and interest expense has declined to offset some of the decline in interest income.

Interest and Fee Income (FTE)

Interest and fee income (FTE) for the third quarter 2015 decreased $987 thousand or 2.5% from the same period in 2014. The decrease was caused by lower average balances of loans and lower net yield on interest-earning assets, partially offset by higher average balances of investments.

The total average balances of loans declined due to decreases in the average balances of commercial real estate loans (down $66 million), consumer loans (down $42 million), residential real estate loans (down $33 million) and commercial loans (down $20 million). The average investment portfolio increased largely due to higher average balances of corporate securities  (up $356 million) and collateralized mortgage obligations and mortgage-backed securities (up $154 million) and securities of U.S. Government sponsored entities (up $53 million), partially offset by a $40 million decrease in average balances of municipal securities.

The average yield on the Company's earning assets decreased from 3.74% in the third quarter 2014 to 3.36% in the corresponding period of 2015. The composite yield on loans declined 16 bp to 4.92% as newly originated loans generally yield less than the overall portfolio due to low market interest rates. The investment yields in general declined due to market rates; the investment portfolio yield decreased 24 bp to 2.50%.

Comparing the nine months of 2015 with the nine months of 2014, interest and fee income (FTE) was down $4.6 million or 3.9%. The decrease resulted from a lower average volume of loans and net lower yield on interest earning assets, partially offset by higher average balances of investments.

In the first nine months of 2015 the average balance of the loan portfolio decreased compared with the first nine months of 2014 primarily due to decreases in average balances of commercial real estate loans (down $78 million), consumer loans (down $37 million) and residential real estate loans (down $34 million). The average investment portfolio increased mostly due to higher average balances of U.S. government sponsored entities (up $217 million) and corporate securities (up $292 million), partially offset by lower average balances of municipal securities (down $47 million). The average yield on earning assets for the first nine months of 2015 was 3.43% compared with 3.84% in the first nine months of 2014. The loan portfolio yield for the first nine months of 2015 was 4.94% compared with 5.15% for the first nine months of 2014. The investment portfolio yield decreased 28 bp to 2.53%. Yields on loans and investment securities declined as newly originated loans and purchased investment securities have yields lower than aggregate portfolio yields due to low market interest rates.

Interest Expense

Interest expense has been reduced by lowering rates paid on interest-bearing deposits and borrowings and by reducing the volume of higher-cost funding sources. A $10 million term repurchase agreement was repaid in August 2014. Federal Home Loan Bank advances of $20 million were repaid in January 2015. Average balances of time deposits declined $110 million in the third quarter 2015 compared with the third quarter 2014. Similarly, average balances of time deposits declined $100 million in the first nine months of 2015 compared with the first nine months of 2014. Lower-cost checking and savings deposits accounted for 92.8% and 92.1% of total average deposits in the third quarter 2015 and in the first nine months of 2015, respectively, compared with 90.1% and 89.4% in the third quarter 2014 and in the first nine months of 2014, respectively.

As a result, interest expense in the third quarter of 2015 decreased $261 thousand or 30.9% compared with the same period in 2014. The average rate paid on interest-bearing liabilities decreased from 0.13% in the third quarter of 2014 compared to 0.09% in the third quarter of 2015.

Comparing the first nine months of 2015 with the first nine months of 2014, interest expense declined $783 thousand or 29.6%. Rates paid on interest-bearing liabilities averaged 0.10% during the first nine months of 2015 compared with 0.14% for the first nine months of 2014. Rates paid on interest-bearing deposits were 0.10% in the first nine months of 2015 compared with 0.12% in the first nine months of 2014.

[The remainder of this page intentionally left blank]

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated (Percentages are annualized.):

	For the Three Months		For the Nine Months
	Ended September 30,
	2015	2014	2015	2014
Yield on earning assets (FTE)	3.36%	3.74%	3.43%	3.84%
Rate paid on interest-bearing liabilities	0.09%	0.13%	0.10%	0.14%
Net interest spread (FTE)	3.27%	3.61%	3.33%	3.70%
Impact of noninterest bearing demand deposits	0.04%	0.05%	0.04%	0.05%
Net interest margin (FTE)	3.31%	3.66%	3.37%	3.75%

During the third quarter and the first nine months of 2015, the net interest margin (FTE) was affected by low market interest rates. The volume of older-dated higher-yielding loans and securities declined due to principal maturities and paydowns. Newly originated loans have lower yields. The Company, in anticipation of rising interest rates, has been purchasing floating rate and shorter-duration investment securities to increase liquidity. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost funding sources. During the third quarter 2015 the net interest margin (FTE) decreased 35 bp compared with the same period in 2014. Lower yields on earning assets were partially offset by lower rates paid on interest-bearing liabilities and resulted in a 34 bp decrease in net interest spread (FTE). During the first nine months of 2015, the net interest margin (FTE) decreased 38 bp compared with the first nine months of 2014. The net interest spread (FTE) in the first nine months of 2015 was 3.33% compared with 3.70% in the first nine months of 2014, the net result of a 41 bp decrease in earning asset yield and 4 bp decrease in the cost of interest-bearing liabilities.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2015
	Average Balance	Interest Income/ Expense	Yields/ Rates
	(In thousands)
Assets
Investment securities:
Taxable	$2,043,470	$9,120	1.79%
Tax-exempt (1)	836,422	8,912	4.26%
Total investments (1)	2,879,892	18,032	2.50%
Loans:
Taxable	1,516,937	18,719	4.90%
Tax-exempt (1)	74,861	1,013	5.37%
Total loans (1)	1,591,798	19,732	4.92%
Total Interest-earning assets (1)	4,471,690	$37,764	3.36%
Other assets	590,644
Total assets	$5,062,334

Liabilities and shareholders' equity
Noninterest-bearing demand	$1,975,498	$-	-%
Savings and interest-bearing transaction	2,121,607	276	0.05%
Time less than $100,000	170,390	133	0.31%
Time $100,000 or more	147,216	164	0.44%
Total interest-bearing deposits	2,439,213	573	0.09%
Short-term borrowed funds	72,607	12	0.07%
Total interest-bearing liabilities	2,511,820	$585	0.09%
Other liabilities	54,755
Shareholders' equity	520,261
Total liabilities and shareholders' equity	$5,062,334
Net interest spread (1) (2)			3.27%
Net interest and fee income and interest margin (1) (3)		$37,179	3.31%

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2014
	Average Balance	Interest Income/ Expense	Yields/ Rates
	(In thousands)
Assets
Investment securities:
Taxable	$1,498,048	$6,348	1.70%
Tax-exempt (1)	867,672	9,865	4.55%
Total investments (1)	2,365,720	16,213	2.74%
Loans:
Taxable	1,674,517	21,365	5.06%
Tax-exempt (1)	85,598	1,173	5.44%
Total loans (1)	1,760,115	22,538	5.08%
Total Interest-earning assets (1)	4,125,835	$38,751	3.74%
Other assets	845,973
Total assets	$4,971,808

Liabilities and shareholders' equity
Noninterest-bearing demand	$1,869,853	$-	-%
Savings and interest-bearing transaction	2,005,687	290	0.06%
Time less than $100,000	194,338	200	0.41%
Time $100,000 or more	233,511	219	0.37%
Total interest-bearing deposits	2,433,536	709	0.12%
Short-term borrowed funds	71,067	23	0.13%
Term repurchase agreement	4,457	11	1.00%
Federal Home Loan Bank advances	20,240	103	2.02%
Total interest-bearing liabilities	2,529,300	$846	0.13%
Other liabilities	51,953
Shareholders' equity	520,702
Total liabilities and shareholders' equity	$4,971,808
Net interest spread (1) (2)			3.61%
Net interest and fee income and interest margin (1) (3)		$37,905	3.66%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Nine Months Ended September 30, 2015
	Average Balance	Interest Income/ Expense	Yields/ Rates
	(In thousands)
Assets
Investment securities:
Taxable	$1,918,319	$25,067	1.74%
Tax-exempt (1)	855,357	27,549	4.29%
Total investments (1)	2,773,676	52,616	2.53%
Loans:
Taxable	1,566,333	57,547	4.91%
Tax-exempt (1)	77,105	3,222	5.59%
Total loans (1)	1,643,438	60,769	4.94%
Total Interest-earning assets (1)	4,417,114	$113,385	3.43%
Other assets	638,307
Total assets	$5,055,421

Liabilities and shareholders' equity
Noninterest-bearing demand	$1,946,018	$-	-%
Savings and interest-bearing transaction	2,109,831	824	0.05%
Time less than $100,000	175,696	449	0.34%
Time $100,000 or more	172,834	543	0.42%
Total interest-bearing deposits	2,458,361	1,816	0.10%
Short-term borrowed funds	81,926	44	0.07%
Federal Home Loan Bank advances	661	1	0.20%
Total interest-bearing liabilities	2,540,948	$1,861	0.10%
Other liabilities	51,401
Shareholders' equity	517,054
Total liabilities and shareholders' equity	$5,055,421
Net interest spread (1) (2)			3.33%
Net interest and fee income and interest margin (1) (3)		$111,524	3.37%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Nine Months Ended September 30, 2014
	Average Balance	Interest Income/ Expense	Yields/ Rates
	(In thousands)
Assets
Investment securities:
Taxable	$1,421,601	$17,907	1.68%
Tax-exempt (1)	895,250	30,935	4.61%
Total investments (1)	2,316,851	48,842	2.81%
Loans:
Taxable	1,704,546	65,325	5.12%
Tax-exempt (1)	89,967	3,828	5.69%
Total loans (1)	1,794,513	69,153	5.15%
Total Interest-earning assets (1)	4,111,364	$117,995	3.84%
Other assets	812,341
Total assets	$4,923,705

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,813,141	$-	-%
Savings and interest-bearing transaction	1,988,905	896	0.06%
Time less than $100,000	201,438	637	0.42%
Time $100,000 or more	247,485	683	0.37%
Total interest-bearing deposits	2,437,828	2,216	0.12%
Short-term borrowed funds	64,836	64	0.13%
Term repurchase agreement	8,132	60	0.99%
Federal Home Loan Bank advances	20,379	304	1.99%
Total interest-bearing liabilities	2,531,175	$2,644	0.14%
Other liabilities	53,052
Shareholders' equity	526,337
Total liabilities and shareholders' equity	$4,923,705
Net interest spread (1) (2)			3.70%
Net interest and fee income and interest margin (1) (3)		$115,351	3.75%

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended September 30, 2015 Compared with For the Three Months Ended September 30, 2014
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Taxable	$2,359	$413	$2,772
Tax-exempt (1)	(392)	(561)	(953)
Total investments (1)	1,967	(148)	1,819
Loans:
Taxable	(1,915)	(731)	(2,646)
Tax-exempt (1)	(147)	(13)	(160)
Total loans (1)	(2,062)	(744)	(2,806)
Total decrease in interest and fee income (1)	(95)	(892)	(987)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	17	(31)	(14)
Time less than $100,000	(25)	(42)	(67)
Time $100,000 or more	(81)	26	(55)
Total interest-bearing deposits	(89)	(47)	(136)
Short-term borrowed funds	-	(11)	(11)
Term repurchase agreement	(11)	-	(11)
Federal Home Loan Bank advances	(103)	-	(103)
Total decrease in interest expense	(203)	(58)	(261)
Increase (decrease) in net interest and fee income (1)	$108	$(834)	$(726)

(1) Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Nine Months Ended September 30, 2015 Compared with For the Nine Months Ended September 30, 2014
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and fee income:
Investment securities:
Taxable	$6,100	$1,060	$7,160
Tax-exempt (1)	(1,413)	(1,973)	(3,386)
Total investments (1)	4,687	(913)	3,774
Loans:
Taxable	(5,035)	(2,743)	(7,778)
Tax-exempt (1)	(547)	(59)	(606)
Total loans (1)	(5,582)	(2,802)	(8,384)
Total decrease in interest and fee income (1)	(895)	(3,715)	(4,610)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	54	(126)	(72)
Time less than $100,000	(81)	(107)	(188)
Time $100,000 or more	(206)	66	(140)
Total interest-bearing deposits	(233)	(167)	(400)
Short-term borrowed funds	17	(37)	(20)
Term repurchase agreement	(60)	-	(60)
Federal Home Loan Bank advances	(294)	(9)	(303)
Total decrease in interest expense	(570)	(213)	(783)
Decrease in net interest and fee income (1)	$(325)	$(3,502)	$(3,827)

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

The Company provided no provision for loan losses in the third quarter 2015 and the first nine months of 2015 compared with $600 thousand and $2.6 million in the third quarter 2014 and the first nine months of 2014, respectively. The provision for loan losses is determined based on Management’s evaluation of credit quality for the loan portfolio. The reduction in the provision for loan losses in the third quarter and the first nine months of 2015 reflects the decline in net losses and nonperforming loan volumes during the periods relative to earlier periods. The Company recorded purchased County Bank and Sonoma Valley Bank loans at estimated fair value upon the acquisition dates, February 6, 2009 and August 20, 2010, respectively. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans secured by single-family residential real estate are “covered” through February 6, 2019 by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. The FDIC indemnification of purchased County Bank non-single-family residential secured loans expired February 6, 2014. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Service charges on deposit accounts	$5,581	$6,207	$16,981	$18,322
Merchant processing services	1,485	1,742	4,971	5,485
Debit card fees	1,538	1,543	4,528	4,482
Other service fees	693	695	2,041	2,044
Trust fees	682	629	2,061	1,899
ATM processing fees	616	637	1,828	1,891
Financial services commissions	177	194	527	585
Other	1,221	1,407	3,625	4,534
Total	$11,993	$13,054	$36,562	$39,242

Noninterest income for the third quarter 2015 declined by $1.0 million or 8.1% from the same period in 2014. Service charges on deposits decreased $626 thousand due to declines in fees charged on overdrawn and insufficient funds accounts and lower fees on analyzed accounts. Merchant processing services declined $257 thousand primarily due to lower transaction volumes.

In the first nine months of 2015, noninterest income decreased $2.7 million or 6.8% compared with the first nine months of 2014. Service charges on deposits decreased $1.3 million compared with the first nine months of 2014 due to declines in fees charged on overdrawn and insufficient funds accounts, lower fees on analyzed accounts and lower activity on checking accounts. Merchant processing services declined $514 thousand primarily due to lower transaction volumes. Trust fees increased mostly due to successful marketing efforts to increase customer accounts.

[The remainder of this page intentionally left blank]

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2015	2014	2015	2014
	(In thousands)

Salaries and related benefits	$12,761	$13,639	$39,795	$41,691
Occupancy	3,746	3,811	11,199	11,284
Outsourced data processing services	2,115	2,093	6,334	6,314
Furniture and equipment	1,075	1,059	3,353	3,070
Amortization of identifiable intangibles	952	1,056	2,908	3,219
Courier service	604	663	1,744	1,938
Professional fees	746	700	1,876	1,707
Other real estate owned	83	(287)	451	(908)
Other	4,091	3,882	12,136	12,131
Total	$26,173	$26,616	$79,796	$80,446

Noninterest expense decreased $443 thousand in the third quarter 2015 compared with the same period in 2014 primarily due to lower personnel costs, partially offset by increases in other real estate owned (“OREO”) expense. Salaries and related benefits declined mostly due to employee attrition. Amortization of identifiable intangibles decreased as assets are amortized on a declining balance method. OREO expense in the third quarter 2014 was reduced by net gains on disposition of foreclosed assets and higher rental income.

In the first nine months of 2015, noninterest expense decreased compared with the first nine months of 2014 primarily due to lower personnel costs, lower intangible amortization, lower courier service costs and other expense, partially offset by increases in expenses for OREO, furniture and equipment and professional services. Salaries and related benefits decreased primarily due to employee attrition. Amortization of identifiable intangibles decreased as assets are amortized on a declining balance method. Courier expense decreased primarily due to consolidating service runs. OREO expense in the first nine months of 2015 included net writedowns while in the first nine months of 2014 the Company realized net gains on disposition of foreclosed assets. Furniture and equipment expense increased primarily due to higher depreciation costs resulting from computer and software upgrades and higher software license fees.

Provision for Income Tax

During the third quarter 2015, the Company recorded an income tax provision (FTE) of $8.1 million, compared with $8.6 million in the third quarter 2014. The third quarter 2015 provision represents an effective tax rate (FTE) of 35.4%, compared with 36.2% for the third quarter 2014. The income tax provision (FTE) was $24.1 million for the first nine months of 2015 compared with $25.9 million for the corresponding period of 2014. The first nine months of 2015 effective tax rate (FTE) was 35.3% compared to 36.2% for the same period of 2014. The effective tax rates (FTE) for the third quarter 2015 and the first nine months of 2015 were lower than prior periods primarily because 2015 included an adjustment based on filing the 2014 federal tax return and tax benefits from completing audits with California Franchise Tax Board.

Investment Portfolio

The Company maintains a securities portfolio consisting of securities issued by U.S. Treasury, U.S. Government sponsored entities, state and political subdivisions, corporations, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

Management has increased the investment portfolio in response to deposit growth and loan volume declines. The carrying value of the Company’s investment securities portfolio was $2.9 billion as of September 30, 2015, an increase of $211 million compared to December 31, 2014.

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

The Company’s positioning of the balance sheet for rising interest rates has resulted in the purchase of floating rate corporate bonds, federal agency bonds, mortgage-backed securities, and short-term state and municipal bonds. As of September 30, 2015, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities.

The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. Credit ratings are considered in our analysis only as a guide to the historical default rate associated with similarly-rated bonds. There have been no significant differences in our internal analyses compared with the ratings assigned by the third party credit rating agencies.

At September 30, 2015, the Company’s investment securities portfolios included securities issued by 719 state and local government municipalities and agencies located within 44 states with a fair value of $855.3 million. None of the Company’s investment securities were issued by Puerto Rican government entities. The largest exposure to any one municipality or agency was $10.3 million (fair value) represented by nine general obligation bonds.

The following tables summarize the total general obligation and revenue bonds in the Company’s investment securities portfolios as of dates indicated identifying the state in which the issuing government municipality or agency operates.

	At September 30, 2015
	Amortized Cost	Fair Value
	(In thousands)
Obligations of states and political subdivisions:
California	$117,972	$120,816
Texas	63,065	64,404
Pennsylvania	48,641	49,273
Minnesota	32,659	33,227
New Jersey	31,654	32,128
Other (34 states)	241,017	246,738
Total general obligation bonds	$535,008	$546,586

Revenue bonds:
California	$47,758	$49,962
Pennsylvania	29,450	29,885
Kentucky	19,862	20,416
Colorado	18,472	18,811
Iowa	18,173	18,788
Indiana	15,536	15,616
Other (30 states)	150,717	155,191
Total revenue bonds	$299,968	$308,669
Total obligations of states and political subdivisions	$834,976	$855,255

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

At September 30, 2015, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 23 revenue sources. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following table.

	At September 30, 2015
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source
Water	$63,993	$66,647
Sewer	45,952	47,253
Sales tax	33,606	34,750
Lease (renewal)	21,702	22,158
Lease (abatement)	18,407	18,677
College & University	17,540	18,315
Other	98,768	100,869
Total revenue bonds by revenue source	$299,968	$308,669

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

Nonperforming Assets

	At September 30,		At December 31,
	2015	2014	2014
	(In thousands)
Originated:
Nonperforming nonaccrual loans	$7,578	$4,696	$5,296
Performing nonaccrual loans	-	13	13
Total nonaccrual loans	7,578	4,709	5,309
Accruing loans 90 or more days past due	481	342	502
Total nonperforming loans	8,059	5,051	5,811
Other real estate owned	5,834	5,123	4,809
Total nonperforming assets	$13,893	$10,174	$10,620

Purchased covered:
Nonperforming nonaccrual loans	$-	$295	$297
Performing nonaccrual loans	-	-	-
Total nonaccrual loans	-	295	297
Accruing loans 90 or more days past due	-	-	-
Total nonperforming loans	-	295	297
Other real estate owned	486	585	-
Total nonperforming assets	$486	$880	$297

Purchased non-covered:
Nonperforming nonaccrual loans	$8,784	$12,745	$11,901
Performing nonaccrual loans	84	552	97
Total nonaccrual loans	8,868	13,297	11,998
Accruing loans 90 or more days past due	-	76	-
Total nonperforming loans	8,868	13,373	11,998
Other real estate owned	2,949	1,565	1,565
Total nonperforming assets	$11,817	$14,938	$13,563

Total nonperforming assets	$26,196	$25,992	$24,480

At September 30, 2015, two loans secured by commercial real estate totaling $10,990 thousand  were on nonaccrual status. The remaining twenty nonaccrual loans held at September 30, 2015 had an average carrying value of $273 thousand  and the largest carrying value was $1,323 thousand.

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

	For the Three Months		For the Nine Months
	Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$30,828	$32,398	$31,485	$31,693
Provision for loan losses	-	600	-	2,600
Loans charged off
Commercial	(239)	(905)	(700)	(1,114)
Commercial real estate	(449)		(449)
Real estate residential	-	-	-	(30)
Consumer installment and other	(773)	(916)	(2,344)	(3,217)
Purchased non-covered loans	-	-	(431)	(260)
Total chargeoffs	(1,461)	(1,821)	(3,924)	(4,621)
Recoveries of loans previously charged off
Commercial	300	229	814	516
Commercial real estate	27	15	57	193
Real estate construction	-	-	-	3
Consumer installment and other	336	297	1,369	1,315
Purchased non-covered loans	6	51	235	70
Total recoveries	669	592	2,475	2,097
Net loan losses	(792)	(1,229)	(1,449)	(2,524)
Balance, end of period	$30,036	$31,769	$30,036	$31,769
Components:
Net loan (losses) recoveries:
Originated loans	$(798)	$(1,280)	$(1,253)	$(2,334)
Purchased covered loans	-	-	-	-
Purchased non-covered loans	6	51	(196)	(190)
Net loan losses as a percentage of average total loans (annualized)	0.20%	0.28%	0.12%	0.19%

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of September 30, 2015 are economic and business conditions $1.0 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $1.4 million, adequacy of lending Management and staff $1.9 million, concentrations of credit $2.2 million, and other factors.

	Allowance for Loan Losses For the Three Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,107	$4,896	$403	$2,058	$7,248	$1,244	$-	$7,872	$30,828
Additions:
Provision	1,246	(96)	(205)	(50)	367	(15)	65	(1,312)	-
Deductions:
Chargeoffs	(239)	(449)	-	-	(773)	-	-	-	(1,461)
Recoveries	300	27	-	-	336	6	-	-	669
Net loan recoveries (losses)	61	(422)	-	-	(437)	6	-	-	(792)
Total allowance for loan losses	$8,414	$4,378	$198	$2,008	$7,178	$1,235	$65	$6,560	$30,036

	Allowance for Loan Losses For the Nine Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,460	$4,245	$644	$2,241	$7,717	$2,120	$-	$9,058	$31,485
Additions:
Provision	2,840	525	(446)	(233)	436	(689)	65	(2,498)	-
Deductions:
Chargeoffs	(700)	(449)	-	-	(2,344)	(431)	-	-	(3,924)
Recoveries	814	57	-	-	1,369	235	-	-	2,475
Net loan recoveries (losses)	114	(392)	-	-	(975)	(196)	-	-	(1,449)
Total allowance for loan losses	$8,414	$4,378	$198	$2,008	$7,178	$1,235	$65	$6,560	$30,036

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At September 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,477	$585	$-	$-	$-	$-	$-	$-	$5,062
Collectively evaluated for impairment	3,937	3,793	198	2,008	7,178	1,235	65	6,560	24,974
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$8,414	$4,378	$198	$2,008	$7,178	$1,235	$65	$6,560	$30,036
Carrying value of loans:
Individually evaluated for impairment	$12,327	$5,864	$-	$-	$-	$10,008	$-	$-	$28,199
Collectively evaluated for impairment	342,526	531,761	3,461	126,472	354,494	165,833	14,428	-	1,538,975
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,457	212	-	4,669
Total	$354,853	$537,625	$3,461	$126,472	$354,494	$180,298	$14,640	$-	$1,571,843

Management considers the $30.0 million allowance for loan losses to be adequate as a reserve against loan losses inherent in the loan portfolio as of September 30, 2015.

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

The Federal Open Market Committee’s September 17, 2015 press release stated “To support continued progress toward maximum employment and price stability, the Committee today reaffirmed its view that the current 0 to 1/4 percent target range for the federal funds rate remains appropriate. In determining how long to maintain this target range, the Committee will assess progress--both realized and expected--toward its objectives of maximum employment and 2 percent inflation. This assessment will take into account a wide range of information, including measures of labor market conditions, indicators of inflation pressures and inflation expectations, and readings on financial and international developments. The Committee anticipates that it will be appropriate to raise the target range for the federal funds rate when it has seen further improvement in the labor market and is reasonably confident that inflation will move back to its 2 percent objective over the medium term.… When the Committee decides to begin to remove policy accommodation, it will take a balanced approach consistent with its longer-run goals of maximum employment and inflation of 2 percent. The Committee currently anticipates that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the Committee views as normal in the longer run.” In this context, Management’s most likely earnings forecast for the twelve months ending September 30, 2016 assumes market interest rates will either remain relatively stable or short-term rates will rise gradually.

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

The Company’s asset and liability position was slightly “asset sensitive” at September 30, 2015, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management’s interest rate risk management is currently biased toward stable or gradually increasing interest rates in the near-term, and ultimately, rising interest rates. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97  percent of funding for average total assets in the first nine months of 2015 and 2014. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $2.9 billion in total investment securities at September 30, 2015. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At September 30, 2015, such collateral requirements totaled approximately $716 million.

Liquidity risk can result from the mismatching of asset and liability cash flows, or from disruptions in the financial markets. The Company performs liquidity stress tests on a periodic basis to evaluate the sustainability of its liquidity. Under the stress testing, the Company assumes outflows of funds increase beyond expected levels. Measurement of such heightened outflows considers the composition of the Company’s deposit base, including any concentration of deposits, non-deposit funding such as short-term borrowings, and unfunded lending commitments. The Company evaluates its stock of highly liquid assets to meet the assumed higher levels of outflows. Highly liquid assets include cash and amounts due from other banks from daily transaction settlements, reduced by branch cash needs and Federal Reserve Bank reserve requirements, and investment securities based on regulatory risk-weighting guidelines. Based on the results of the most recent liquidity stress test, Management is satisfied with the liquidity condition of the Bank and the Company. However, no assurance can be given the Bank or Company will not experience a period of reduced liquidity.

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

In the first nine months of 2015, the Bank’s dividends paid to the Parent Company and proceeds from the exercise of stock options provided adequate cash flow for the Parent Company to pay shareholder dividends of $29 million and retire common stock in the amount of $15 million. In the first nine months of 2014, the Bank’s dividends paid to the Parent Company and proceeds from the exercise of stock options provided adequate cash flow for the Parent Company to pay shareholder dividends of $30 million and retire common stock in the amount of $45 million. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of accumulating capital. The Company's net income as an annualized percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.4% in the first nine months of 2015, 11.6% in 2014 and 12.5% in 2013. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $5 million in the first nine months of 2015 compared with $12 million in 2014 and $21 million in 2013.

The Company paid common dividends totaling $29 million in the first nine months of 2015, $40 million in 2014 and $40 million in 2013, which represent dividends per common share of $1.14, $1.52 and $1.49, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 342 thousand shares valued at $15 million in the first nine months of 2015, 1.0 million shares valued at $53 million in 2014 and 1.2 million shares valued at $57 million in 2013.

The Company's primary capital resource is shareholders' equity, which was $533.9 million at September 30, 2015 compared with $526.6 million at December 31, 2014. The Company's ratio of equity to total assets was 10.68% at September 30, 2015 and 10.46% at December 31, 2014.

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

The capital ratios for the Company and the Bank under the new capital framework are presented in the table below.

			Transitional		Well-capitalized
			Minimum	Minimum	by Regulatory
			Regulatory	Regulatory	Definition
			Requirement	Requirement (1)	Under FDICIA
	At September 30, 2015		Effective	Effective	Effective
	Company	Bank	January 1, 2015	January 1, 2019	January 1, 2015

Common Equity Tier I Capital	12.79%	11.15%	4.50%	7.00%	6.50%
Tier I Capital	12.79%	11.15%	6.00%	8.50%	8.00%
Total Capital	13.39%	11.88%	8.00%	10.50%	10.00%
Leverage Ratio	8.06%	6.99%	4.00%	4.00%	5.00%

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

The following summarizes the ratios of regulatory capital to risk-adjusted assets under the superseded capital framework on the dates indicated:

		Minimum	Well-capitalized
	At December 31,	Regulatory	by Regulatory
	2014	Requirement	Definition

Company:
Tier I Capital	13.30%	4.00%	6.00%
Total Capital	14.54%	8.00%	10.00%
Leverage ratio	7.95%	4.00%	5.00%

Bank:
Tier I Capital	12.04%	4.00%	6.00%
Total Capital	13.49%	8.00%	10.00%
Leverage ratio	7.16%	4.00%	5.00%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2015.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended September 30, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
(In thousands, except per share data)
July 1
through	26	$50.30	26	1,729
July 31
August 1
through	-	-	-	1,729
August 31
September 1
through	-	-	-	1,729
September 30
Total	26	$50.30	26	1,729

* Includes -0- thousand, -0- thousand and -0- thousand shares purchased in July, August and September, respectively, by the Company in private transactions with the independent administrator of the Company's Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

Shares were repurchased during the period from July 1 through July 22, 2015 pursuant to a program approved by the Board of Directors on July 24, 2014 authorizing the purchase of up to 2 million shares of the Company’s common stock. Shares were repurchased during the period from July 23, 2015 through September 30, 2015 pursuant to a replacement program approved by the Board of Directors on July 23, 2015 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2016.

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

Date: November 2, 2015

EXHIBIT INDEX

Exhibit 31.1: Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2: Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2: Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101: Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2015 and 2014; (ii) Consolidated Balance Sheets at September 30, 2015, and December 31, 2014; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 and (vi) Notes to the Unaudited Consolidated Financial Statements.