Form 10-K
period 2015-12-31
WESTAMERICA BANCORPORATION
filed 2016-02-26
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☒ NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2015 as reported on the NASDAQ Global Select Market, was $1,103,045,781.58 . Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 17, 2016

25,400,087 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 28, 2016, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

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

At December 31, 2015, the Company had consolidated assets of approximately $5.2 billion, deposits of approximately $4.5 billion and shareholders’ equity of approximately $532 million. The Company and its subsidiaries employed 813 full-time equivalent staff as of December 31, 2015.

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
  Made permanent the $250 thousand limit for federal deposit insurance.
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

Capital Standards

The federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions resulting in assets being recognized on the balance sheet as assets, and the extension of credit facilities such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 1250% for assets with relatively higher credit risk, such as certain securitizations. A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items.

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

As of December 31, 2015, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 9 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to the standards for well capitalized depository institutions and for minimum capital requirements.

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations over a transitional period 2015 through 2018.

See the sections entitled “Capital Resources and Capital to Risk-Adjusted Assets” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 25.5 million shares of common stock were outstanding at December 31, 2015. Pursuant to its stock option plans, at December 31, 2015, the Company had outstanding options for 1.5 million shares of common stock, of which 1.1 million were currently exercisable. As of December 31, 2015, 1.5 million shares of Company common stock remained available for grants under the Company’s stock option plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

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

The Company repurchases and retires its common stock in accordance with Board of Directors-approved share repurchase programs. At December 31, 2015, approximately 1.7 million shares remained available to repurchase under such plans. The Company has been active in repurchasing and retiring shares of its common stock when alternative uses of excess capital, such as acquisitions, have been limited. The Company could repurchase shares of its common stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were affected at lower prices.

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

Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2015, real estate served as the principal source of collateral with respect to approximately 53% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. The California economy is recovering from a severe recession. Much of the California real estate market experienced a decline in values of varying degrees. This decline had an adverse impact on the business of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans. Generally, the counties surrounding and near San Francisco Bay have been recovering from the recent recession more soundly than counties in the California “Central Valley,” from Sacramento in the north to Bakersfield in the south. Approximately 25% of the Company’s loans are to borrowers in the California “Central Valley.” Economic conditions in California are subject to various uncertainties at this time, including the pace of recovery in construction and real estate sectors, the effect of drought on the agricultural sector and its infrastructure, and the California state government’s budgetary difficulties and fiscal condition. The Company can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in the State of California and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, healthy labor markets, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, high rates of unemployment, deflation, declines in business activity or consumer, investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

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

Following the most recent recession, the FRB has been providing vast amounts of liquidity into the banking system. The FRB has been purchasing large quantities of U.S. government securities, including agency-backed mortgage securities, increasing the demand for such securities thereby reducing interest rates. The FRB began reducing these asset purchase activities in the fourth quarter 2013 and the Federal Open Market Committee increased the target range for the federal funds rate to 1/4 to 1/2 percent on December 16, 2015 which could reduce liquidity in the markets and cause interest rates to rise, thereby increasing funding costs to the Bank, reducing the availability of funds to the Bank to finance its existing operations, and causing fixed-rate investment securities and loans to decline in value.

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

The Company relies heavily on communications and information systems, including those of third party vendors and other service providers, to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s data processing, accounting, customer relationship management and other systems. Communication and information systems failures can result from a variety of risks including, but not limited to, events that are wholly or partially out of the Company’s control, such as telecommunication line integrity, weather, terrorist acts, natural disasters, accidental disasters, unauthorized breaches of security systems, energy delivery systems, cyber attacks, and other events. Although the Company devotes significant resources to maintain and regularly upgrade its systems and processes that are designed to protect the security of the Company’s computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to the Company and its customers, there is no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately corrected by the Company or its vendors. The occurrence of any such failures, interruptions or security breaches could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Branch Offices and Facilities

Westamerica Bank is engaged in the banking business through 88   branch offices in 21 counties in Northern and Central California. WAB believes all of its offices are constructed and equipped to meet prescribed security requirements.

The Company owns 32 banking office locations and one centralized administrative service center facility and leases 64 facilities.  Most of the leases contain renewal options and provisions for rental increases, principally for changes in the cost of living index, and for changes in other operating costs such as property taxes and maintenance.

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

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “WABC”. The following table shows the high and the low sales prices for the common stock, for each quarter, as reported by NASDAQ:

	High	Low
2015:
First quarter	$49.45	$40.57
Second quarter	52.16	42.09
Third quarter	52.40	42.97
Fourth quarter	49.89	41.99
2014:
First quarter	$56.51	$48.36
Second quarter	55.34	47.85
Third quarter	53.93	46.12
Fourth quarter	51.24	42.71

As of January 31, 2016, there were approximately 6,100 shareholders of record of the Company’s common stock.

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

[The remainder of this page intentionally left blank]

Stock performance

The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2015 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2005 and reinvestment of all dividends.

	December 31,
	2005	2006	2007	2008	2009	2010
Westamerica Bancorporation (WABC)	$100.00	$97.91	$88.64	$104.44	$116.37	$119.73
S&P 500 (SPX)	100.00	115.78	122.14	76.96	97.33	112.01
NASDAQ Bank Index (CBNK)	100.00	113.80	91.16	71.54	59.88	68.37

	December 31,
	2011	2012	2013	2014	2015
Westamerica Bancorporation (WABC)	$97.70	$97.92	$133.99	$119.96	$118.42
S&P 500 (SPX)	114.35	132.63	175.55	199.52	202.28
NASDAQ Bank Index (CBNK)	61.19	72.65	102.94	107.99	117.54

[The remainder of this page intentionally left blank]

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2015 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2010 and reinvestment of all dividends.

	December 31,
	2010	2011	2012	2013	2014	2015
Westamerica Bancorporation (WABC)	$100.00	$81.60	$81.79	$111.91	$100.19	$98.91
S&P 500 (SPX)	100.00	102.09	118.41	156.73	178.13	180.59
NASDAQ Bank Index (CBNK)	100.00	89.49	106.26	150.56	157.95	171.92

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended December 31, 2015 (in thousands, except per share data).

	2015
Period	(a) Total Number of shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except exercise price)
October 1 through October 31	2	$43.01	2	1,727
November 1 through November 30	-	-	-	1,727
December 1 through December 31	-	-	-	1,727
Total	2	43.01	2	1,727

*	No shares were purchased during the fourth quarter 2015 by the Company in private transactions with the independent administrator of the Company’s Tax Deferred Savings/Retirement Plan (ESOP). The Company includes the shares purchased in such transactions within the total number of shares authorized for purchase pursuant to the currently existing publicly announced program.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

Shares were repurchased during the fourth quarter 2015 pursuant to a program approved by the Board of Directors on July 23, 2015 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2016.

[The remainder of this page intentionally left blank]

ITEM 6. SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2015 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and other information included elsewhere herein.

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data and ratios)
Interest and loan fee income	$136,529	$140,209	$154,396	$183,364	$207,979
Interest expense	2,424	3,444	4,671	5,744	8,382
Net interest and loan fee income	134,105	136,765	149,725	177,620	199,597
Provision for loan losses	-	2,800	8,000	11,200	11,200
Noninterest income:
Net losses from securities	-	-	-	(1,287)	-
Deposit service charges and other	47,867	51,787	57,011	58,309	60,097
Total noninterest income	47,867	51,787	57,011	57,022	60,097
Noninterest expense:
Settlements	-	-	-	-	2,100
Other noninterest expense	105,300	106,799	112,614	116,885	125,578
Total noninterest expense	105,300	106,799	112,614	116,885	127,678
Income before income taxes	76,672	78,953	86,122	106,557	120,816
Income tax provision	17,919	18,307	18,945	25,430	32,928
Net income	$58,753	$60,646	$67,177	$81,127	$87,888

Average common shares outstanding	25,555	26,099	26,826	27,654	28,628
Average diluted common shares outstanding	25,577	26,160	26,877	27,699	28,742
Common shares outstanding at December 31,	25,528	25,745	26,510	27,213	28,150

Per common share:
Basic earnings	$2.30	$2.32	$2.50	$2.93	$3.07
Diluted earnings	2.30	2.32	2.50	2.93	3.06
Book value at December 31,	20.85	20.45	20.48	20.58	19.85

Financial ratios:
Return on assets	1.16%	1.22%	1.38%	1.64%	1.78%
Return on common equity	11.32%	11.57%	12.48%	14.93%	16.14%
Net interest margin (FTE)(1)	3.36%	3.70%	4.08%	4.79%	5.32%
Net loan losses to average loans	0.11%	0.17%	0.33%	0.59%	0.52%
Efficiency ratio(2)	53.69%	52.24%	50.11%	46.01%	45.77%
Equity to assets	10.30%	10.46%	11.20%	11.31%	11.08%

Period end balances:
Assets	$5,168,875	$5,035,724	$4,847,055	$4,952,193	$5,042,161
Loans	1,533,396	1,700,290	1,827,744	2,111,357	2,523,806
Allowance for loan losses	29,771	31,485	31,693	30,234	32,597
Investment securities	2,886,291	2,639,439	2,211,680	1,981,677	1,561,556
Deposits	4,540,659	4,349,191	4,163,781	4,232,492	4,249,921
Identifiable intangible assets and goodwill	132,104	135,960	140,230	144,934	150,302
Short-term borrowed funds	53,028	89,784	62,668	53,687	115,689
Federal Home Loan Bank advances	-	20,015	20,577	25,799	26,023
Term repurchase agreement	-	-	10,000	10,000	10,000
Debt financing	-	-	-	15,000	15,000
Shareholders' equity	532,205	526,603	542,934	560,102	558,641

Capital ratios at period end:
Total risk based capital	13.39%	14.54%	16.18%	16.33%	15.75%
Tangible equity to tangible assets	7.94%	7.97%	8.56%	8.64%	8.35%

Dividends paid per common share	$1.53	$1.52	$1.49	$1.48	$1.45
Common dividend payout ratio	67%	66%	60%	51%	47%

(1)	Yields on securities and certain loans have been adjusted upward to a "fully taxable equivalent" ("FTE") basis, which is a non-GAAP financial measure, in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

(2)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on an FTE basis, which is a non-GAAP financial measure, and noninterest income).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 48 through 89, as well as with the other information presented throughout this Report.

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

Net Income

In response to the “great recession” of 2008 and early 2009, the Federal Reserve’s Federal Open Market Committee has maintained highly accommodative monetary policies to influence interest rates to low levels in order to provide stimulus to the economy following the “financial crisis” recession. The Company’s principal source of revenue is net interest income, which represents interest earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). The relatively low level of market interest rates during the five years ended December 31, 2015 has reduced the spread between interest rates on earning assets and interest bearing liabilities. The Company’s net interest margin and net interest income declined as market interest rates on newly originated loans remain below the yields earned on older-dated loans and on the overall loan portfolio. The Company has been reducing its exposure to rising interest rates by purchasing shorter-duration investment securities with lower yields than longer-duration securities. The Company’s credit quality continued to improve, as nonperforming loans at December 31, 2015 declined 15.5 percent compared with December 31, 2014 and net loan losses have also declined from $3.0 million in 2014 to $1.7 million in 2015. The improvement in credit quality has resulted in Management reducing the provision for loan losses to zero in 2015 from $2.8 million in 2014 and $8.0 million in 2013. Management is focused on controlling all noninterest expense levels, particularly due to market interest rate pressure on net interest income.

The Company reported net income of $58.8 million or $2.30 diluted earnings per common share for the year ended December 31, 2015 compared with net income of $60.6 million or $2.32 diluted earnings per common share for the year ended December 31, 2014 and net income of $67.2 million or $2.50 diluted earnings per common share for the year ended December 31, 2013.

Components of Net Income

	For the Years Ended December 31,
	2015	2014	2013
	($ in thousands, except per share data)
Net interest and loan fee income (FTE)(1)	$148,258	$152,656	$167,737
Provision for loan losses	-	(2,800)	(8,000)
Noninterest income	47,867	51,787	57,011
Noninterest expense	(105,300)	(106,799)	(112,614)
Income before income taxes (FTE)(1)	90,825	94,844	104,134
Income taxes (FTE)(1)	(32,072)	(34,198)	(36,957)
Net income	$58,753	$60,646	$67,177

Net income per average fully-diluted common share	$2.30	$2.32	$2.50
Net income as a percentage of average shareholders' equity	11.32%	11.57%	12.48%
Net income as a percentage of average total assets	1.16%	1.22%	1.38%

(1) Fully taxable equivalent (FTE)

Comparing 2015 with 2014, net income decreased $1.9 million or 3.1%, primarily due to lower net interest and loan fee income (FTE) and lower noninterest income, partially offset by decreases in loan loss provision, noninterest expense and income tax provision (FTE). The lower net interest and loan fee income (FTE) was primarily caused by a lower average volume of loans and lower yields on interest-earning assets, partially offset by higher average balances of investments and lower average balances of higher-costing interest-bearing liabilities. The provision for loan losses was reduced, reflecting Management's evaluation of losses inherent in the loan portfolio; net loan losses and nonperforming loan volumes have declined relative to earlier periods. Lower noninterest income was mostly attributable to lower merchant processing service fees and lower service charges on deposit accounts. Noninterest expense decreased primarily due to reduced personnel costs and other operational expenses.

Comparing 2014 with 2013, net income decreased $6.5 million primarily due to lower net interest and fee income (FTE) and lower noninterest income, partially offset by decreases in the provision for loan losses, noninterest expense and income tax provision (FTE). The lower net interest and fee income (FTE) was primarily caused by a lower average volume of loans and lower yields on interest earning assets, partially offset by higher average balances of investments and lower average balances of higher-costing interest-bearing liabilities. The provision for loan losses was reduced, reflecting Management's evaluation of losses inherent in the loan portfolio. Lower noninterest income was mostly attributable to lower merchant processing service fees and lower service charges on deposit accounts. Noninterest expense decreased mostly due to reduced OREO expense net of disposition gains, lower personnel costs and other operational expenses.

Net Interest and Loan Fee Income (FTE)

The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investment securities and interest expense paid on interest-bearing deposits and other borrowings.

Components of Net Interest and Loan Fee Income (FTE)

	For the Years Ended December 31,
	2015	2014	2013
	($ in thousands)
Interest and loan fee income	$136,529	$140,209	$154,396
Interest expense	(2,424)	(3,444)	(4,671)
FTE adjustment	14,153	15,891	18,012
Net interest and loan fee income (FTE) (1)	$148,258	$152,656	$167,737

Net interest margin (FTE) (1)	3.36%	3.70%	4.08%

(1) Fully taxable equivalent (FTE)

Comparing 2015 with 2014, net interest and fee income (FTE) decreased $4.4 million or 2.9% primarily due to a lower average volume of loans (down $155 million) and lower yields on interest-earning assets (FTE) (down 37 basis points “bp”), partially offset by higher average balances of investments (up $436 million) and lower average balances of higher-costing interest-bearing liabilities.

Comparing 2014 with 2013, net interest and fee income (FTE) decreased $15.1 million or 9.0% primarily due to a lower average volume of loans (down $182 million) and lower yields on interest-earning assets (FTE) (down 41 basis points “bp”), partially offset by higher average balances of investments (up $206 million) and lower average balances of higher-costing interest-bearing liabilities.

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

Yields on interest-earning assets have declined due to relatively low interest rates prevailing in the market. The net interest margin (FTE) was 3.36% in 2015, 3.70% in 2014 and 4.08% in 2013. During the three years ended December 31, 2015, the net interest margin (FTE) was affected by declining market interest rates. The volume of older-dated higher-yielding loans declined due to principal maturities and paydowns. Newly originated loans have lower yields. The Company, in anticipation of rising interest rates, has been purchasing floating rate and shorter-duration investment securities with lower yields than longer-duration securities to increase liquidity. The Company’s high levels of liquidity will provide an opportunity to obtain higher yielding assets assuming market interest rates start rising. The Company has been purchasing securities of U. S. government sponsored entities which have call options; the issuing entities have been exercising the call options, and the Company has re-invested the proceeds at prevailing market rates; interest rates in the two to five-year time horizon were volatile throughout 2015 providing some opportunity to re-invest cash flows at higher yields.

The Company has been replacing higher-cost funding sources with low-cost deposits and interest expense has declined to offset some of the decline in interest income. Interest expense has been reduced by lowering rates paid on interest-bearing deposits and borrowings and by reducing the volume of higher-cost funding sources. A $15 million long-term note was repaid in October 2013 and a $10 million term repurchase agreement was repaid in August 2014. Federal Home Loan Bank (“FHLB”) advances were repaid in January 2015. Average balances of time deposits declined $100 million in 2015 compared with 2014. Lower-cost checking and savings deposits accounted for 92.5% of total average deposits in 2015 compared with 89.8% in 2014 and 86.3% in 2013.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2015
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$1,947,835	$34,472	1.77%
Tax-exempt (1)	849,618	36,284	4.27%
Total investments (1)	2,797,453	70,756	2.53%
Loans:
Taxable	1,542,264	75,677	4.91%
Tax-exempt (1)	76,007	4,249	5.59%
Total loans (1)	1,618,271	79,926	4.94%
Total interest-earning assets (1)	4,415,724	150,682	3.41%
Other assets	668,276
Total assets	$5,084,000

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,968,817	$-	-%
Savings and interest-bearing transaction	2,134,256	1,112	0.05%
Time less than $100,000	172,836	571	0.33%
Time $100,000 or more	161,710	687	0.42%
Total interest-bearing deposits	2,468,802	2,370	0.10%
Short-term borrowed funds	75,054	53	0.07%
Federal Home Loan Bank advances	494	1	0.20%
Total interest-bearing liabilities	2,544,350	2,424	0.10%
Other liabilities	51,707
Shareholders' equity	519,126
Total liabilities and shareholders' equity	$5,084,000
Net interest spread (1) (2)			3.31%
Net interest and fee income and interest margin (1) (3)		$148,258	3.36%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2014
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$1,474,579	$24,766	1.68%
Tax-exempt (1)	886,932	40,525	4.57%
Total investments (1)	2,361,511	65,291	2.76%
Loans:
Taxable	1,685,329	85,787	5.09%
Tax-exempt (1)	87,633	5,022	5.73%
Total loans (1)	1,772,962	90,809	5.12%
Total interest-earning assets (1)	4,134,473	156,100	3.78%
Other assets	821,170
Total assets	$4,955,643

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,841,522	$-	-%
Savings and interest-bearing transaction	2,005,502	1,174	0.06%
Time less than $100,000	197,821	820	0.41%
Time $100,000 or more	237,002	893	0.38%
Total interest-bearing deposits	2,440,325	2,887	0.12%
Short-term borrowed funds	70,252	90	0.13%
Federal Home Loan Bank advances	20,308	407	2.00%
Term repurchase agreement	6,082	60	0.99%
Total interest-bearing liabilities	2,536,967	3,444	0.14%
Other liabilities	52,866
Shareholders' equity	524,288
Total liabilities and shareholders' equity	$4,955,643
Net interest spread (1) (2)			3.64%
Net interest and fee income and interest margin (1) (3)		$152,656	3.70%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2013
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$1,254,474	$22,201	1.77%
Tax-exempt (1)	900,616	45,396	5.04%
Total investments (1)	2,155,090	67,597	3.13%
Loans:
Taxable	1,847,710	98,547	5.33%
Tax-exempt (1)	106,871	6,264	5.86%
Total loans (1)	1,954,581	104,811	5.36%
Total interest-earning assets (1)	4,109,671	172,408	4.19%
Other assets	754,191
Total assets	$4,863,862

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,683,447	$-	-%
Savings and interest-bearing transaction	1,910,131	1,182	0.06%
Time less than $100,000	228,061	1,070	0.47%
Time $100,000 or more	341,184	1,096	0.32%
Total interest-bearing deposits	2,479,376	3,348	0.14%
Short-term borrowed funds	57,454	77	0.13%
Federal Home Loan Bank advances	25,499	480	1.88%
Term repurchase agreement	10,000	98	0.98%
Debt financing	12,452	668	5.37%
Total interest-bearing liabilities	2,584,781	4,671	0.18%
Other liabilities	57,469
Shareholders' equity	538,165
Total liabilities and shareholders' equity	$4,863,862
Net interest spread (1) (2)			4.01%
Net interest and fee income and interest margin (1) (3)		$167,737	4.08%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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

Summary of Changes in Interest Income and Expense

	For the Year Ended December 31, 2015
	Compared with
	For the Year Ended December 31, 2014
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$7,948	$1,758	$9,706
Tax-exempt (1)	(1,705)	(2,536)	(4,241)
Total investments (1)	6,243	(778)	5,465
Loans:
Taxable	(7,282)	(2,828)	(10,110)
Tax-exempt (1)	(666)	(107)	(773)
Total loans (1)	(7,948)	(2,935)	(10,883)
Total decrease in interest and loan fee income (1)	(1,705)	(3,713)	(5,418)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	75	(137)	(62)
Time less than $100,000	(104)	(145)	(249)
Time $100,000 or more	(284)	78	(206)
Total interest-bearing deposits	(313)	(204)	(517)
Short-term borrowed funds	6	(43)	(37)
Federal Home Loan Bank advances	(397)	(9)	(406)
Term repurchase agreement	(60)	-	(60)
Total decrease in interest expense	(764)	(256)	(1,020)
Decrease in net interest and loan fee income (1)	$(941)	$(3,457)	$(4,398)
Federal Home Loan Bank advances

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Year Ended December 31, 2014
	Compared with
	For the Year Ended December 31, 2013
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$3,957	$(1,392)	$2,565
Tax-exempt (1)	(770)	(4,101)	(4,871)
Total investments (1)	3,187	(5,493)	(2,306)
Loans:
Taxable	(7,846)	(4,914)	(12,760)
Tax-exempt (1)	(1,128)	(114)	(1,242)
Total loans (1)	(8,974)	(5,028)	(14,002)
Total decrease in interest and loan fee income (1)	(5,787)	(10,521)	(16,308)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	59	(67)	(8)
Time less than $100,000	(142)	(108)	(250)
Time $100,000 or more	(335)	132	(203)
Total interest-bearing deposits	(418)	(43)	(461)
Short-term borrowed funds	17	(4)	13
Federal Home Loan Bank advances	(97)	24	(73)
Term repurchase agreement	(38)	-	(38)
Debt financing	(668)	-	(668)
Total decrease in interest expense	(1,204)	(23)	(1,227)
Decrease in net interest and loan fee income (1)	$(4,583)	$(10,498)	$(15,081)
Federal Home Loan Bank advances

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for loan losses reflects Management's assessment of credit risk in the loan portfolio during each of the periods presented.

The Company provided no provision for loan losses in 2015 compared with $2.8 million in 2014 and $8.0 million in 2013. The provision for loan losses is determined based on Management’s evaluation of credit quality for the loan portfolio. The reduction in the provision for loan losses in 2015 and 2014 reflects the decline in net losses and nonperforming loan volumes during the periods relative to earlier periods. The Company recorded purchased County Bank and Sonoma Valley Bank loans at estimated fair value upon the acquisition dates, February 6, 2009 and August 20, 2010, respectively. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans secured by single-family residential real estate are “covered” through February 6, 2019 by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. The FDIC indemnification of purchased County Bank non-single-family residential secured loans expired February 6, 2014. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this report.

Noninterest Income

Components of Noninterest Income

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Service charges on deposit accounts	$22,241	$24,191	$25,693
Merchant processing services	6,339	7,219	9,031
Debit card fees	6,084	5,960	5,829
Other service charges	2,689	2,717	2,846
Trust fees	2,732	2,582	2,313
ATM processing fees	2,397	2,473	2,758
Financial services commissions	695	757	831
Other	4,690	5,888	7,710
Total	$47,867	$51,787	$57,011

In 2015, noninterest income decreased $3.9 million or 7.6% compared with 2014. Service charges on deposits decreased $2.0 million compared with 2014 due to declines in fees charged on overdrawn and insufficient funds accounts (down $913 thousand), lower fees on analyzed accounts (down $661 thousand) and lower activity on checking accounts (down $325 thousand). Merchant processing services declined $880 thousand primarily due to lower transaction volumes.

In 2014, noninterest income decreased $5.2 million or 9.2% compared with 2013. Merchant processing services fees decreased $1.8 million primarily due to lower transaction volumes. Service charges on deposits decreased $1.5 million compared with 2013 primarily due to declines in fees charged on overdrawn and insufficient funds accounts (down $1.0 million) and lower activity on checking accounts (down $410 thousand). ATM processing fees decreased $285 thousand mainly because the Bank customers had fewer transactions at non-Westamerica ATMs and other cash dispensing terminals. Other noninterest income decreased $1.8 million primarily due to the recognition in 2013 of a loan principal recovery exceeding the purchase date fair value. Trust fees increased $269 thousand mostly due to marketing efforts to increase customer accounts and higher court-approved fees. Debit card fees increased $131 thousand primarily due to higher transaction volumes.

[The remainder of this page intentionally left blank]

Noninterest Expense

Components of Noninterest Expense

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Salaries and related benefits	$52,192	$54,777	$56,633
Occupancy	14,960	14,992	15,137
Outsourced data processing services	8,441	8,411	8,548
Furniture and equipment	4,434	4,174	3,869
Amortization of intangible assets	3,856	4,270	4,704
Professional fees	2,490	2,346	3,057
Courier service	2,329	2,624	2,868
Other real estate owned	504	(642)	1,035
Other	16,094	15,847	16,763
Total	$105,300	$106,799	$112,614

In 2015, noninterest expense decreased $1.5 million or 1.4% compared with 2014 primarily due to decreases in personnel costs and other operational expenses. Salaries and related benefits decreased $2.6 million primarily due to employee attrition. Amortization of identifiable intangibles decreased as assets are amortized on a declining balance method. Courier expense decreased primarily due to consolidating service runs. OREO expense in 2015 included net writedowns while in 2014 the Company realized net gains on disposition of foreclosed assets. Furniture and equipment expense increased primarily due to higher depreciation costs resulting from computer and software upgrades and higher software license fees.

In 2014, noninterest expense decreased $5.8 million or 5.2% compared with 2013. Salaries and related benefits decreased $1.9 million primarily due to employee attrition. Expenses for other real estate owned, net of disposition gains, declined $1.7 million due to higher net gains on sale of repossessed loan collateral. Professional fees declined $711 thousand due to lower legal fees associated with nonperforming assets. Amortization of identifiable intangibles decreased $434 thousand as assets are amortized on a declining balance method. Other noninterest expense decreased $916 thousand primarily due to lower loan administration costs and lower limited partnership operating losses. Furniture and equipment expenses increased $305 thousand primarily due to increased depreciation costs associated with computer system and software upgrades.

Provision for Income Tax

The income tax provision (FTE) was $32.1 million in 2015 compared with $34.2 million in 2014 and $37.0 million in 2013. The 2015 effective tax rate (FTE) was 35.3% compared with 36.1% in 2014 and 35.5% in 2013. The effective tax rates without FTE adjustments were 23.4% for 2015 and 23.2% for 2014 and 22.0% for 2013. The 2015 tax provision included adjustments based on filing the 2014 federal and state tax returns and tax benefits from completing audits with the California Franchise Tax Board and recognizing California enterprise zone hiring credits for filed amended returns (2010). The 2014 tax provision reflected an adjustment based on filing 2013 federal tax return and tax benefits from completing audits with the California Franchise Tax Board.

Effective January 1, 2014, the new legislation signed by California’s Governor Jerry Brown eliminated the net interest deduction for enterprise zone loans and the hiring credits were significantly altered. The Company did not incur a significant change in its tax provision due to the new laws; the state tax benefits recognized from the current enterprise zone tax incentive program for the years ended December 31, 2014 and 2013 were $47 thousand and $121 thousand, net of federal income tax consequences, respectively.

Investment Portfolio

The Company maintains a securities portfolio consisting of securities issued by U.S. Treasury, U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

Management has increased the investment portfolio in response to deposit growth and loan volume declines. The carrying value of the Company’s investment securities portfolio was $2.9 billion as of December 31, 2015, an increase of $247 million compared to December 31, 2014.

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

The Company’s positioning of the balance sheet for rising interest rates has resulted in the purchase of floating rate corporate bonds, federal agency bonds, mortgage-backed securities, and short-term state and municipal bonds. As of December 31, 2015, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities.

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

The following table shows the fair value carrying amount of the Company’s investment securities available for sale as of the dates indicated:

Available for Sale Portfolio

	At December 31,
	2015	2014	2013
	(In thousands)
U.S. Treasury securities	$-	$3,505	$3,506
Securities of U.S. Government sponsored entities	301,882	635,188	130,492
Agency residential mortgage-backed securities (MBS)	18,874	26,407	34,176
Non-agency commercial MBS	2,379	2,919	3,425
Agency residential collateralized mortgage obligations (CMO)	183,670	221,851	251,440
Non-agency residential CMO	370	606	1,456
Obligations of states and political subdivisions	157,509	181,799	191,386
Asset-backed securities	2,003	8,313	14,555
FHLMC and FNMA stock	4,329	5,168	13,372
Corporate securities	896,369	512,239	432,431
Other securities	2,831	2,786	3,142
Total	$1,570,216	$1,600,781	$1,079,381

[The remainder of this page intentionally left blank]

The following table sets forth the relative maturities and contractual yields of the Company’s available for sale securities (stated at fair value) at December 31, 2015. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Available for Sale Portfolio Maturity Distribution

	At December 31, 2015
	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Other	Total
	($ in thousands)
U.S. Government sponsored entities	$-	$265,922	$35,960	$-	$-	$-	$301,882
Interest rate	-%	1.74%	2.20%	-%	-%	-%	1.79%
Obligations of states and political subdivisions	4,145	21,586	129,029	2,749	-	-	157,509
Interest rate	5.90%	5.85%	6.16%	6.90%	-%	-%	6.00%
Asset-backed securities	-	-	2,003	-	-	-	2,003
Interest rate	-%	-%	0.61%	-%	-%	-%	0.61%
Corporate securities	132,831	756,945	6,593	-	-	-	896,369
Interest rate	1.65%	1.71%	1.67%	-%	-%	-%	1.68%
Subtotal	136,976	1,044,453	173,585	2,749	-	-	1,357,763
Interest rate	1.78%	1.80%	5.10%	6.90%	-%	-%	2.20%
MBS	-	-	-	-	205,293	-	205,293
Interest rate	-%	-%	-%	-%	1.95%	-%	1.95%
Other securities without set maturities	-	-	-	-	-	7,160	7,160
Interest rate	-%	-%	-%	-%	-%	1.99%	1.99%
Total	$136,976	$1,044,453	$173,585	$2,749	$205,293	$7,160	$1,570,216
Interest rate	1.78%	1.80%	5.10%	6.90%	1.95%	1.99%	2.14%

The following table shows the amortized cost carrying amount and fair value of the Company’s investment securities held to maturity as of the dates indicated:

Held to Maturity Portfolio

	At December 31,
	2015	2014	2013
	(In thousands)
Securities of U.S. Government sponsored entities	$764	$1,066	$1,601
Agency residential MBS	400,384	59,078	65,076
Agency commercial MBS	16,258	-	-
Agency residential CMO	195,119	247,047	296,312
Non-agency residential CMO	9,667	11,278	12,603
Obligations of states and political subdivisions	693,883	720,189	756,707
Total	$1,316,075	$1,038,658	$1,132,299
Fair value	$1,325,699	$1,048,562	$1,112,676

[The remainder of this page intentionally left blank]

The following table sets forth the relative maturities and contractual yields of the Company’s held to maturity securities at December 31, 2015. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Held to Maturity Portfolio Maturity Distribution

	At December 31, 2015
	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
	($ in thousands)
Securities of U.S. Government sponsored entities	$-	$-	$764	$-	$-	$764
Interest rate	-%	-%	1.73%	-%	-%	1.73%
Obligations of states and political subdivisions	20,709	259,556	288,804	124,814	-	693,883
Interest rate	4.47%	3.09%	4.12%	4.58%	-%	3.71%
Subtotal	20,709	259,556	289,568	124,814	-	694,647
Interest rate	4.47%	3.09%	4.11%	4.58%	-%	3.71%
MBS	-	-	-	-	621,428	621,428
Interest rate	-%	-%	-%	-%	2.02%	2.02%
Total	$20,709	$259,556	$289,568	$124,814	$621,428	$1,316,075
Interest rate	4.47%	3.09%	4.11%	4.58%	2.02%	2.91%

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At December 31, 2015, the Company’s investment securities portfolios included securities issued by 725 state and local government municipalities and agencies located within 44 states with a fair value of $864.2 million. None of the Company’s investment securities were issued by Puerto Rican government entities. The largest exposure to any one municipality or agency was $10.3 million (fair value) represented by nine general obligation bonds.

	At December 31, 2015
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$117,968	$121,096
Texas	62,030	63,394
Pennsylvania	51,547	52,115
New Jersey	38,651	39,322
Minnesota	32,588	33,133
Other (34 states)	243,488	249,854
Total general obligation bonds	$546,272	$558,914

Revenue bonds:
California	$49,095	$51,206
Pennsylvania	29,446	29,841
Kentucky	19,825	20,400
Iowa	18,156	18,728
Colorado	16,161	16,560
Other (31 states)	163,633	168,592
Total revenue bonds	$296,316	$305,327
Total obligations of states and political subdivisions	$842,588	$864,241

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

At December 31, 2015, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 22 revenue sources. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following table.

	At December 31, 2015
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$62,661	$65,412
Sewer	45,912	47,242
Sales tax	31,680	32,945
Lease (renewal)	21,673	22,227
College & University	17,967	18,215
Lease (abatement)	17,017	17,769
Other	99,406	101,517
Total revenue bonds by revenue source	$296,316	$305,327

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

For management purposes, the Company segregates its loan portfolio into three segments. Loans originated by the Company following its loan underwriting policies and procedures are separated from loans purchased from the FDIC. Loan volumes have declined due to problem loan workout activities, particularly with purchased loans, and reduced volumes of loan originations. In Management’s opinion, current levels of competitive loan pricing do not provide adequate forward earnings potential. As a result, the Company has not currently taken an aggressive posture relative to loan portfolio growth.

The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Loan Portfolio

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Commercial	$382,748	$391,815	$364,159	$401,331	$513,362
Commercial real estate	637,456	718,604	799,019	916,594	1,114,496
Construction	3,951	13,872	13,896	16,515	34,437
Residential real estate	120,091	149,827	185,057	234,035	286,727
Consumer installment and other	389,150	426,172	465,613	542,882	574,784
Total loans	$1,533,396	$1,700,290	$1,827,744	$2,111,357	$2,523,806

The following table shows the maturity distribution and interest rate sensitivity of commercial, commercial real estate, and construction loans at December 31, 2015. Balances exclude residential real estate loans and consumer loans totaling $509.2 million. These types of loans are typically paid in monthly installments over a number of years.

Loan Maturity Distribution

	At December 31, 2015
	Within One Year	One to Five Years	After Five Years	Total
	(In thousands)
Commercial and Commercial real estate	$211,914	$200,373	$607,917	$1,020,204
Construction	3,951	-	-	3,951
Total	$215,865	$200,373	$607,917	$1,024,155
Loans with fixed interest rates	$88,441	$88,273	$104,131	$280,845
Loans with floating or adjustable interest rates	127,424	112,100	503,786	743,310
Total	$215,865	$200,373	$607,917	$1,024,155

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

[The remainder of this page intentionally left blank]

Nonperforming Assets

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Originated:
Nonperforming nonaccrual loans	$6,302	$5,296	$5,301	$10,016	$10,291
Performing nonaccrual loans	350	13	75	1,759	5,256
Total nonaccrual loans	6,652	5,309	5,376	11,775	15,547
Accruing loans 90 or more days past due	295	502	410	455	2,047
Total nonperforming loans	6,947	5,811	5,786	12,230	17,594
Other real estate owned	5,829	4,809	5,527	9,295	14,868
Total nonperforming assets	$12,776	$10,620	$11,313	$21,525	$32,462

Purchased covered:
Nonperforming nonaccrual loans	$-	$297	$11,672	$11,698	$9,388
Performing nonaccrual loans	-	-	636	1,323	4,924
Total nonaccrual loans	-	297	12,308	13,021	14,312
Accruing loans 90 or more days past due	-	-	-	155	241
Total nonperforming loans	-	297	12,308	13,176	14,553
Other real estate owned	-	-	7,793	13,691	19,135
Total nonperforming assets	$-	$297	$20,101	$26,867	$33,688

Purchased non-covered:
Nonperforming nonaccrual loans	$8,346	$11,901	$2,920	$7,038	$16,170
Performing nonaccrual loans	-	97	698	461	7,037
Total nonaccrual loans	8,346	11,998	3,618	7,499	23,207
Accruing loans 90 or more days past due	-	-	-	4	34
Total nonperforming loans	8,346	11,998	3,618	7,503	23,241
Other real estate owned	3,435	1,565	-	3,366	11,632
Total nonperforming assets	$11,781	$13,563	$3,618	$10,869	$34,873

Total nonperforming assets	$24,557	$24,480	$35,032	$59,261	$101,023

At December 31, 2015, two loans secured by commercial real estate totaling $10,990 thousand  were on nonaccrual status. The remaining sixteen nonaccrual loans held at December 31, 2015 had an average carrying value of $251 thousand  and the largest carrying value was $1,323 thousand.

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

[The remainder of this page intentionally left blank]

Allowance for Credit Losses

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

The following table summarizes the allowance for credit losses, chargeoffs and recoveries of the Company for the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	($ in thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$31,485	$31,693	$30,234	$32,597	$35,636
Provision for loan losses	-	2,800	8,000	11,200	11,200
Loans charged off:
Commercial	(756)	(1,890)	(2,857)	(6,851)	(8,280)
Commercial real estate	(449)	(762)	(997)	(1,202)	(1,332)
Construction	-	-	-	(2,217)	(2,167)
Residential real estate	-	(30)	(109)	(1,156)	(739)
Consumer installment and other	(3,493)	(4,214)	(4,097)	(5,685)	(6,754)
Purchased covered loans	-	-	(2,286)	(953)	(987)
Purchased non-covered loans	(431)	(522)	(385)	(110)	-
Total chargeoffs	(5,129)	(7,418)	(10,731)	(18,174)	(20,259)
Recoveries of loans previously charged off:
Commercial	1,153	2,250	1,575	1,317	3,129
Commercial real estate	72	213	191	203	-
Construction	45	3	-	224	1
Consumer installment and other	1,906	1,869	2,152	2,723	2,890
Purchased covered loans	-	-	272	144	-
Purchased non-covered loans	239	75	-	-	-
Total recoveries	3,415	4,410	4,190	4,611	6,020
Net loan losses	(1,714)	(3,008)	(6,541)	(13,563)	(14,239)
Balance, end of period	$29,771	$31,485	$31,693	$30,234	$32,597

Net loan losses:
Originated loans	$(1,522)	$(2,561)	$(4,142)	$(12,644)	$(13,252)
Purchased covered loans	-	-	(2,014)	(809)	(987)
Purchased non-covered loans	(192)	(447)	(385)	(110)	-
Net loan losses as a percentage of average loans	0.11%	0.17%	0.33%	0.59%	0.52%

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of December 31, 2015 are economic and business conditions $1.0 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $1.2 million, adequacy of lending Management and staff $1.3 million, concentrations of credit $2.5 million, and other factors.

The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated:

	At December 31,
	2015		2014		2013		2012		2011
	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans
	($ in thousands)
Originated loans:
Commercial	$9,559	24%	$5,460	22%	$4,005	18%	$6,445	16%	$6,012	16%
Commercial real estate	4,224	34%	4,245	33%	12,070	33%	10,063	30%	10,611	28%
Construction	177	-%	644	1%	602	-%	484	-%	2,342	-%
Residential real estate	1,801	8%	2,241	9%	405	10%	380	10%	781	11%
Consumer installment and other	7,080	22%	7,717	22%	3,198	22%	3,194	22%	3,072	19%
Purchased covered loans	-	1%	-	1%	1,561	14%	1,005	18%	-	21%
Purchased non-covered loans	967	11%	2,120	12%	-	3%	-	4%	-	5%
Unallocated portion	5,963	-%	9,058	-%	9,852	-%	8,663	-%	9,779	-%
Total	$29,771	100%	$31,485	100%	$31,693	100%	$30,234	100%	$32,597	100%

	Allowance for Loan Losses
	For the Year Ended December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,460	$4,245	$644	$2,241	$7,717	$2,120	$-	$9,058	$31,485
Additions:
Provision	3,702	356	(512)	(440)	950	(961)	-	(3,095)	-
Deductions:
Chargeoffs	(756)	(449)	-	-	(3,493)	(431)	-	-	(5,129)
Recoveries	1,153	72	45	-	1,906	239	-	-	3,415
Net loan recoveries (losses)	397	(377)	45	-	(1,587)	(192)	-	-	(1,714)
Total allowance for loan losses	$9,559	$4,224	$177	$1,801	$7,080	$967	$-	$5,963	$29,771

[The remainder of this page intentionally left blank]

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,942	$585	$-	$-	$-	$-	$-	$-	$5,527
Collectively evaluated for impairment	4,617	3,639	177	1,801	7,080	967	-	5,963	24,244
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$9,559	$4,224	$177	$1,801	$7,080	$967	$-	$5,963	$29,771
Carrying value of loans:
Individually evaluated for impairment	$12,587	$5,541	$-	$-	$-	$11,777	$-	$-	$29,905
Collectively evaluated for impairment	355,530	511,529	2,978	117,631	346,043	152,038	13,855	-	1,499,604
Purchased loans with evidence of credit deterioration	-	-	-	-	-	3,681	206	-	3,887
Total	$368,117	$517,070	$2,978	$117,631	$346,043	$167,496	$14,061	$-	$1,533,396

The Company allocated more allowance for loan losses to the commercial loan category at December 31, 2015, due to more reserve being allocated to individually evaluated loans. At December r31, 2015, the decline in the unallocated was generally due to the overall improved credit quality metrics.

Management considers the $29.8 million allowance for loan losses to be adequate as a reserve against loan losses inherent in the loan portfolio as of December 31, 2015.

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

The Federal Open Market Committee (“FOMC”) increased the target range for the federal funds rate to 1/4 to 1/2 percent on December 16, 2015. Interest rates on United States Treasury obligations declined from January 1, 2016 through January 27, 2016. The FOMC’s January 27, 2016 press release stated “Information received since the Federal Open Market Committee met in December suggests that labor market conditions improved further even as economic growth slowed late last year…Market-based measures of inflation compensation declined further; survey-based measures of longer-term inflation expectations are little changed, on balance, in recent months…The Committee is closely monitoring global economic and financial developments and is assessing their implications for the labor market and inflation, and for the balance of risks to the outlook…Given the economic outlook, the Committee decided to maintain the target range for the federal funds rate at 1/4 to 1/2 percent. The stance of monetary policy remains accommodative, thereby supporting further improvement in labor market conditions and a return to 2 percent inflation. In determining the timing and size of future adjustments to the target range for the federal funds rate, the Committee will assess realized and expected economic conditions relative to its objectives of maximum employment and 2 percent inflation.” In this context, Management expects a high level of uncertainty in regard to interest rate levels in the immediate term, and Management’s most likely earnings forecast for the twelve months ending December 31, 2016 assumes market interest rates will either remain at relatively low levels or short-term rates will rise gradually.

In adjusting the Company's asset/liability position, Management attempts to manage interest rate risk while enhancing the net interest margin and net interest income. At times, depending on expected increases or decreases in general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, Management may adjust the Company's interest rate risk position in order to manage its net interest margin and net interest income. The Company's results of operations and net portfolio values remain subject to changes in interest rates and to fluctuations in the difference between long and short-term interest rates.

The Company’s asset and liability position was slightly “asset sensitive” at December 31, 2015, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management’s interest rate risk management is currently biased toward stable or gradually increasing interest rates in the near-term and intermediate term. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97  percent of funding for average total assets in 2015 and 2014. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $2.9 billion in total investment securities at December 31, 2015. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At December 31, 2015, such collateral requirements totaled approximately $739 million.

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

Management will monitor the Company’s cash levels throughout 2016. Loan demand from credit-worthy borrowers will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service, new regulations and market conditions. The Company does not aggressively solicit higher-costing time deposits; as a result, Management anticipates such deposits will decline. Changes in interest rates, most notably rising interest rates, could impact deposit volumes. Depending on economic conditions, interest rate levels, and a variety of other conditions, deposit growth may be used to fund loans, reduce borrowings or purchase investment securities. However, due to possible volatility in economic conditions, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

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

The Bank’s dividends paid to the Parent Company and proceeds from the exercise of stock options provided adequate cash flow for the Parent Company in 2015 and 2014 to pay shareholder dividends of $39 million and $40 million, respectively, and retire common stock in the amount of $15 million and $53 million, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Contractual Obligations

The following table sets forth the known contractual obligations, except short-term borrowing arrangements and post-retirement benefit plans, of the Company:

	At December 31, 2015
	Within One Year	Over One to Three Years	Over Three to Five Years	After Five Years	Total
	(In thousands)
Operating Lease Obligations	$6,708	$10,887	$5,549	$1,516	$24,660
Purchase Obligations	8,270	-	-	-	8,270
Total	$14,978	$10,887	$5,549	$1,516	$32,930

Operating lease obligations have not been reduced by minimum sublease rentals of $2 million due in the future under noncancelable subleases. Operating lease obligations may be retired prior to the contractual maturity as discussed in the notes to the consolidated financial statements. The purchase obligation consists of the Company’s minimum liabilities under contracts with third-party automation services providers .

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.3% in 2015, 11.6% in 2014 and 12.5% in 2013. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $5 million in 2015 compared with $12 million in 2014 and $21 million in 2013.

The Company paid common dividends totaling $39 million in 2015, $40 million in 2014 and $40 million in 2013, which represent dividends per common share of $1.53, $1.52 and $1.49, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 344 thousand shares valued at $15 million in 2015, 1.0 million shares valued at $53 million in 2014 and 1.2 million shares valued at $57 million in 2013.

The Company's primary capital resource is shareholders' equity, which was $532 million at December 31, 2015 compared with $527 million at December 31, 2014. The Company's ratio of equity to total assets was 10.30% at December 31, 2015 and 10.46% at December 31, 2014.

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

The capital ratios for the Company and the Bank under the new capital framework are presented in the table below.

			Transitional			Well-capitalized
			Minimum	Minimum	Minimum	by Regulatory
			Regulatory	Regulatory	Regulatory	Definition
			Requirement	Requirement (1)	Requirement (2)	Under FDICIA
	At December 31, 2015		Effective	Effective	Effective	Effective
	Company	Bank	January 1, 2015	January 1, 2016	January 1, 2019	January 1, 2015

Common Equity Tier I Capital	12.82%	11.00%	4.50%	5.125%	7.00%	6.50%
Tier I Capital	12.82%	11.00%	6.00%	6.625%	8.50%	8.00%
Total Capital	13.39%	11.68%	8.00%	8.625%	10.50%	10.00%
Leverage Ratio	7.99%	6.82%	4.00%	4.000%	4.00%	5.00%

(1)	Includes 0.625% capital conservation buffer.

(2)	Includes 2.5% capital conservation buffer.

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

The following summarizes the ratios of regulatory capital to risk-adjusted assets under the superseded capital framework on the date indicated:

			Minimum	Well-capitalized
	At December 31, 2014		Regulatory	by Regulatory
	Company	Bank	Requirement	Definition

Tier I Capital	13.30%	12.04%	4.00%	6.00%
Total Capital	14.54%	13.49%	8.00%	10.00%
Leverage Ratio	7.95%	7.16%	4.00%	5.00%

[The remainder of this page intentionally left blank]

Deposit Categories

The Company primarily attracts deposits from local businesses and professionals, as well as through retail savings and checking accounts, and, to a more limited extent, certificates of deposit.

The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate
	($ in thousands)

Noninterest-bearing demand	$1,968,817	44.4%	-%	$1,841,522	43.0%	-%	$1,683,447	40.4%	-%
Interest bearing:
Transaction	822,156	18.5%	0.03%	790,467	18.5%	0.03%	758,771	18.2%	0.03%
Savings	1,312,100	29.6%	0.06%	1,215,035	28.4%	0.07%	1,151,360	27.7%	0.08%
Time less than $100 thousand	172,836	3.9%	0.33%	197,821	4.6%	0.41%	228,061	5.5%	0.47%
Time $100 thousand or more	161,710	3.6%	0.42%	237,002	5.5%	0.38%	341,184	8.2%	0.32%
Total (1)	$4,437,619	100.0%	0.10%	$4,281,847	100.0%	0.07%	$4,162,823	100.0%	0.08%

(1)	The rates for total deposits reflect value of noninterest-bearing deposits.

The Company’s strategy includes building the value of its deposit base by building balances of lower-costing deposits and avoiding reliance on higher-costing time deposits. From 2013 to 2015 the deposit composition shifted from higher costing time deposits to lower costing checking and savings accounts. The Company’s average balances of checking and savings accounts represented 93% of average balances of total deposits in 2015 compared with 90% in 2014 and 86% in 2013.

Total time deposits were $287 million and $385 million at December 31, 2015 and 2014, respectively. The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits. The Company has no foreign time deposits.

Time Deposits Maturity Distribution

At December 31, 2015
(In thousands)
2016	$223,662
2017	30,949
2018	11,920
2019	15,107
2020	2,950
Thereafter	2,380
Total	$286,968

The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:

Time Deposits Over $100,000 Maturity Distribution

At December 31, 2015
(In thousands)
Three months or less	$49,800
Over three through six months	26,434
Over six through twelve months	31,049
Over twelve months	28,905
Total	$136,188

Short-term Borrowings

The following table sets forth the short-term borrowings of the Company:

Short-Term Borrowings Distribution

	At December 31,
	2015	2014	2013
	(In thousands)
Securities sold under agreements to repurchase the securities	$53,028	$89,784	$62,668
Total short-term borrowings	$53,028	$89,784	$62,668

Further detail of federal funds purchased and other borrowed funds is as follows:

	For the Years Ended December 31,
	2015	2014	2013
	($ in thousands)
Federal funds purchased balances and rates paid on outstanding amount:
Average balance for the year	$8	$8	$8
Maximum month-end balance during the year	-	-	-
Average interest rate for the year	0.48%	0.48%	0.60%
Average interest rate at period end	-%	-%	-%
Securities sold under agreements to repurchase the securities balances and rates paid on outstanding amount:
Average balance for the year	$75,046	$70,244	$57,446
Maximum month-end balance during the year	89,484	89,784	66,640
Average interest rate for the year	0.07%	0.07%	0.07%
Average interest rate at period end	0.06%	0.06%	0.07%
FHLB advances balances and rates paid on outstanding amount:
Average balance for the year	$494	$20,308	$25,499
Maximum month-end balance during the year	-	20,530	25,780
Average interest rate for the year	0.20%	2.00%	1.88%
Average interest rate at period end	-%	2.04%	1.96%
Term repurchase agreement balances and rates paid on outstanding amount:
Average balance for the year	$-	$6,082	$10,000
Maximum month-end balance during the year	-	10,000	10,000
Average interest rate for the year	-%	0.99%	0.98%
Average interest rate at period end	-%	-%	0.97%

Financial Ratios

The following table shows key financial ratios for the periods indicated:

	At and For the Years Ended December 31,
	2015	2014	2013
Return on average total assets	1.16%	1.22%	1.38%
Return on average common shareholders' equity	11.32%	11.57%	12.48%
Average shareholders' equity as a percentage of:
Average total assets	10.21%	10.58%	11.06%
Average total loans	32.08%	29.57%	27.53%
Average total deposits	11.70%	12.24%	12.93%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Westamerica Bancorporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2015 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. Their opinion and attestation on internal control over financial reporting appear on page 90.

Dated: February 26, 2016

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2015	2014
	(In thousands)
Assets:
Cash and due from banks	$433,044	$380,836
Investment securities available for sale	1,570,216	1,600,781
Investment securities held to maturity, with fair values of: $1,325,699 at December 31, 2015 and $1,048,562 at December 31, 2014	1,316,075	1,038,658
Loans	1,533,396	1,700,290
Allowance for loan losses	(29,771)	(31,485)
Loans, net of allowance for loan losses	1,503,625	1,668,805
Other real estate owned	9,264	6,374
Premises and equipment, net	38,693	37,852
Identifiable intangibles, net	10,431	14,287
Goodwill	121,673	121,673
Other assets	165,854	166,458
Total Assets	$5,168,875	$5,035,724

Liabilities:
Noninterest bearing deposits	$2,026,049	$1,910,781
Interest bearing deposits	2,514,610	2,438,410
Total deposits	4,540,659	4,349,191
Short-term borrowed funds	53,028	89,784
Federal Home Loan Bank advances	-	20,015
Other liabilities	42,983	50,131
Total Liabilities	4,636,670	4,509,121

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 25,528 at December 31, 2015 and 25,745 at December 31, 2014	378,858	378,132
Deferred compensation	2,578	2,711
Accumulated other comprehensive income	675	5,292
Retained earnings	150,094	140,468
Total Shareholders' Equity	532,205	526,603
Total Liabilities and Shareholders' Equity	$5,168,875	$5,035,724

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$78,441	$89,056	$102,626
Investment securities available for sale	31,263	24,740	21,822
Investment securities held to maturity	26,825	26,413	29,948
Total Interest and Fee Income	136,529	140,209	154,396
Interest Expense:
Deposits	2,370	2,887	3,348
Short-term borrowed funds	53	90	77
Federal Home Loan Bank advances	1	407	480
Term repurchase agreement	-	60	98
Debt financing	-	-	668
Total Interest Expense	2,424	3,444	4,671
Net Interest Income	134,105	136,765	149,725
Provision for Loan Losses	-	2,800	8,000
Net Interest Income After Provision For Loan Losses	134,105	133,965	141,725
Noninterest Income:
Service charges on deposit accounts	22,241	24,191	25,693
Merchant processing services	6,339	7,219	9,031
Debit card fees	6,084	5,960	5,829
Other service fees	2,689	2,717	2,846
Trust fees	2,732	2,582	2,313
ATM processing fees	2,397	2,473	2,758
Financial services commissions	695	757	831
Other	4,690	5,888	7,710
Total Noninterest Income	47,867	51,787	57,011
Noninterest Expense:
Salaries and related benefits	52,192	54,777	56,633
Occupancy	14,960	14,992	15,137
Outsourced data processing services	8,441	8,411	8,548
Amortization of identifiable intangibles	3,856	4,270	4,704
Furniture and equipment	4,434	4,174	3,869
Courier service	2,329	2,624	2,868
Professional fees	2,490	2,346	3,057
Other real estate owned	504	(642)	1,035
Other	16,094	15,847	16,763
Total Noninterest Expense	105,300	106,799	112,614
Income Before Income Taxes	76,672	78,953	86,122
Provision for income taxes	17,919	18,307	18,945
Net Income	$58,753	$60,646	$67,177

Average Common Shares Outstanding	25,555	26,099	28,826
Diluted Average Common Shares Outstanding	25,577	26,160	26,877
Per Common Share Data:
Basic earnings	$2.30	$2.32	$2.50
Diluted earnings	2.30	2.32	2.50
Dividends paid	1.53	1.52	1.49

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Net Income	$58,753	$60,646	$67,177
Other comprehensive (loss) income:
(Decrease) increase in net unrealized gains on securities available for sale	(8,028)	1,627	(17,855)
Deferred tax (expense) benefit	3,375	(684)	7,507
(Decrease) increase in net unrealized gains on securities available for sale, net of tax	(4,653)	943	(10,348)
Post-retirement benefit transition obligation amortization	61	61	61
Deferred tax expense	(25)	(25)	(25)
Post-retirement benefit transition obligation amortization, net of tax	36	36	36
Total Other Comprehensive (Loss) Income	(4,617)	979	(10,312)
Total Comprehensive Income	$54,136	$61,625	$56,865

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Shares Outstanding	Common Stock	Deferred Compensation	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2012	27,213	$372,012	$3,101	$14,625	$170,364	$560,102
Net income for the year 2013					67,177	67,177
Other comprehensive loss				(10,312)		(10,312)
Exercise of stock options	479	21,499				21,499
Tax benefit decrease upon expiration/exercise of stock options		(298)				(298)
Restricted stock activity	15	1,068	(390)			678
Stock based compensation		1,397				1,397
Stock awarded to employees	2	107				107
Retirement of common stock including repurchases	(1,199)	(16,839)			(40,481)	(57,320)
Dividends					(40,096)	(40,096)
Balance, December 31, 2013	26,510	378,946	2,711	4,313	156,964	542,934
Net income for the year 2014					60,646	60,646
Other comprehensive income				979		979
Exercise of stock options	256	12,396				12,396
Tax benefit decrease upon expiration/exercise of stock options		(447)				(447)
Restricted stock activity	21	1,114				1,114
Stock based compensation		1,318				1,318
Stock awarded to employees	2	102				102
Retirement of common stock including repurchases	(1,044)	(15,297)			(37,381)	(52,678)
Dividends					(39,761)	(39,761)
Balance, December 31, 2014	25,745	378,132	2,711	5,292	140,468	526,603
Net income for the year 2015					58,753	58,753
Other comprehensive loss				(4,617)		(4,617)
Exercise of stock options	108	4,848				4,848
Tax benefit decrease upon expiration/exercise of stock options		(1,284)				(1,284)
Restricted stock activity	17	874	(133)			741
Stock based compensation		1,272				1,272
Stock awarded to employees	2	105				105
Retirement of common stock including repurchases	(344)	(5,089)			(10,003)	(15,092)
Dividends					(39,124)	(39,124)
Balance, December 31, 2015	25,528	$378,858	$2,578	$675	$150,094	$532,205

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Operating Activities:
Net income	$58,753	$60,646	$67,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	16,402	15,502	18,015
Loan loss provision	-	2,800	8,000
Net amortization of deferred loan fees	(310)	(279)	(420)
(Increase) decrease in interest income receivable	(780)	(469)	1,249
Decrease (increase) in net deferred tax asset	830	1,417	(1,618)
(Increase) decrease in other assets	(1,828)	(2,923)	5,814
Stock option compensation expense	1,272	1,318	1,397
Tax benefit decrease upon expiration/exercise of stock options	1,284	447	298
Increase (decrease) in income taxes payable	265	478	(1,677)
Decrease in interest expense payable	(86)	(111)	(274)
(Decrease) increase in other liabilities	(5,754)	4,474	(12,510)
Gain on sale of real estate and other assets	-	(400)	(548)
Write-down/net loss on sale of premises and equipment	109	76	17
Originations of mortgage loans for resale	-	-	(501)
Proceeds from sale of mortgage loans originated for resale	-	-	509
Net loss/write-down (gain) on sale of foreclosed assets	247	(665)	387
Net Cash Provided by Operating Activities	70,404	82,311	85,315
Investing Activities:
Net repayments of loans	164,093	126,414	274,774
Proceeds from FDIC(1) loss-sharing indemnification	-	6,703	7,069
Purchases of investment securities available for sale	(946,794)	(1,126,203)	(418,745)
Proceeds from sale/maturity/calls of securities available for sale	967,118	604,475	144,886
Purchases of investment securities held to maturity	(437,935)	(67,725)	(196,536)
Proceeds from maturity/calls of securities held to maturity	153,014	153,405	217,652
Purchases of premises and equipment	(4,474)	(3,791)	(1,693)
Net change in FRB(2)/FHLB(3) securities	940	3,248	3,166
Proceeds from sale of foreclosed assets	1,774	8,212	20,349
Net Cash (Used in) Provided by Investing Activities	(102,264)	(295,262)	50,922
Financing Activities:
Net change in deposits	191,476	185,508	(68,357)
Net change in short-term borrowings and FHLB(3) advances	(56,756)	26,741	3,981
Repayments of debt financing	-	-	(15,000)
Repayments of term repurchase agreement	-	(10,000)	-
Exercise of stock options/issuance of shares	4,848	12,396	21,499
Tax benefit decrease upon expiration/exercise of stock options	(1,284)	(447)	(298)
Retirement of common stock including repurchases	(15,092)	(52,678)	(57,320)
Common stock dividends paid	(39,124)	(39,761)	(40,096)
Net Cash Provided by (Used in) Financing Activities	84,068	121,759	(155,591)
Net Change In Cash and Due from Banks	52,208	(91,192)	(19,354)
Cash and Due from Banks at Beginning of Period	380,836	472,028	491,382
Cash and Due from Banks at End of Period	$433,044	$380,836	$472,028

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Loan collateral transferred to other real estate owned	$4,911	$968	$8,643
Securities purchases pending settlement	2,885	2,892	3,769
Supplemental disclosure of cash flow activities:
Interest paid for the period	2,533	3,822	5,452
Income tax payments for the period	17,666	16,412	22,562

See accompanying notes to consolidated financial statements.

(1) Federal Deposit Insurance Corporation ("FDIC")

(2) Federal Reserve Bank ("FRB")

(3) Federal Home Loan Bank ("FHLB")

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

Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments about future economic and market conditions. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Although the estimates contemplate current conditions and how Management expects them to change in the future, it is reasonably possible that in 2016 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial conditions. The most significant of these involve the Allowance for Credit Losses, as discussed below under “Allowance for Credit Losses.”

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all the Company’s subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company does not maintain or conduct transactions with any unconsolidated special purpose entities.

Cash. Cash include Due From Banks balances which are readily convertible to known amounts of cash and are generally 90 days or less from maturity at the time of initiation, presenting insignificant risk of changes in value due to interest rate changes.

Securities. Investment securities consist of debt securities of the U.S. Treasury, government sponsored entities, states, counties, municipalities, corporations, agency and non-agency mortgage-backed securities, asset-backed securities and equity securities. Securities transactions are recorded on a trade date basis. The Company classifies its debt and marketable equity securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value with unrealized gains and losses included in earnings. Held to maturity securities are those debt securities which the Company has the ability and intent to hold until maturity. Held to maturity securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are included in other comprehensive income.

The Company utilizes third-party sources to value its investment securities; securities individually valued using quoted prices in active markets are classified as Level 1 assets in the fair value hierarchy, and securities valued using quoted prices in active markets for similar securities (commonly referred to as “matrix” pricing) are classified as Level 2 assets in the fair value hierarchy. The Company validates the reliability of third-party provided values by comparing individual security pricing for securities between more than one third-party source. When third-party information is not available, valuation adjustments are estimated in good faith by Management and classified as Level 3 in the fair value hierarchy.

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

Purchased Loans. Purchased loans are recorded at estimated fair value on the date of purchase. Impaired purchased loans are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality, when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. Evidence of credit quality deterioration as of the purchase date may include attributes such as past due and nonaccural status. Generally, purchased loans that meet the Company’s definition for nonaccrual status fall within the scope of FASB ASC 310-30. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable difference. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges, or a reclassification of the difference from nonaccretable to accretable with a positive impact on interest income on a prospective basis. Any excess of expected cash flows over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. For covered purchased loans with an accretable difference, the corresponding FDIC receivable is amortized over the shorter of the contractual term of the indemnification asset or the remaining life of the loan. Further, the Company elected to analogize to ASC 310-30 and account for all other loans that had a discount due in part to credit not within the scope of ASC 310-30 using the same methodology.

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

The preparation of these financial statements requires Management to estimate the amount of probable incurred losses inherent in the loan portfolio and establish an allowance for credit losses. The allowance for credit losses is established by assessing a provision for loan losses against the Company’s earnings. In estimating credit losses, Management must exercise significant judgment in evaluating information deemed relevant, such as financial information regarding individual borrowers, overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other information. The amount of ultimate losses on the loan portfolio can vary from the estimated amounts. Management follows a systematic methodology to estimate loss potential in an effort to reduce the differences between estimated and actual losses.

The allowance for credit losses is established through provisions for credit losses charged to income. Losses on loans, including impaired loans, are charged to the allowance for loan losses when all or a portion of the recorded amount of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized. The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions, FDIC loss-sharing or similar credit protection agreements and other factors. A portion of the allowance is specifically allocated to impaired loans whose full collectability is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. The Company evaluates all classified loans and nonaccrual loans with outstanding principal balances in excess of $500 thousand, and all “troubled debt restructured” loans for impairment. A second allocation is based in part on quantitative analyses of historical credit loss experience. The results of this analysis are applied to current loan balances to allocate the reserve to the respective segments of the loan portfolio exclusive of loans individually evaluated for impairment. In addition, consumer installment loans which have similar characteristics and are not usually criticized using regulatory guidelines are analyzed and reserves established based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent. The remainder of the reserve is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses that are attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors. By their nature, these risks are not readily allocable to any specific segment of the loan portfolio in a statistically meaningful manner.

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

Revenue Recognition. The Company recognizes revenue as it is earned based on contractual terms, as transactions occur, or as services are provided and collectability is reasonably assured. In certain circumstances, noninterest income is reported net of associated expenses that are directly related to variable volume-based sales or revenue sharing arrangements or when the Company acts on an agency basis for others.

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

Recently Issued Accounting Standards

FASB Accounting Standards Update (ASU) 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, was issued January 2016. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the ASU changes the income statement impact of equity investments held by the Company and the requirement for the Company to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

The Company will be required to adopt the ASU provisions on January 1, 2018. Management is evaluating the impact that the ASU will have on the Company’s financial statements.

[The remainder of this page intentionally left blank]

Note 2: Investment Securities

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$302,292	$255	$(665)	$301,882
Agency residential mortgage-backed securities (MBS)	208,046	1,407	(6,909)	202,544
Non-agency residential MBS	354	16	-	370
Non-agency commercial MBS	2,383	5	(9)	2,379
Obligations of states and political subdivisions	148,705	8,861	(57)	157,509
Asset-backed securities	2,025	-	(22)	2,003
FHLMC(1) and FNMA(2) stock	775	3,554	-	4,329
Corporate securities	902,308	882	(6,821)	896,369
Other securities	2,039	952	(160)	2,831
Total	$1,568,927	$15,932	$(14,643)	$1,570,216

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. government sponsored entities	$764	$-	$-	$764
Agency residential MBS	595,503	1,810	(4,966)	592,347
Non-agency residential MBS	9,667	185	-	9,852
Agency commercial MBS	16,258	20	(274)	16,004
Obligations of states and political subdivisions	693,883	13,638	(789)	706,732
Total	$1,316,075	$15,653	$(6,029)	$1,325,699

[The remainder of this page intentionally left blank]

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities	$3,500	$5	$-	$3,505
Securities of U.S. Government sponsored entities	635,278	937	(1,027)	635,188
Residential MBS	24,647	1,776	(16)	26,407
Commercial MBS	2,923	6	(10)	2,919
Residential collateralized mortgage obligations (CMO)	230,347	634	(8,524)	222,457
Obligations of states and political subdivisions	171,907	10,015	(123)	181,799
Asset-backed securities	8,349	-	(36)	8,313
FHLMC and FNMA stock	775	4,393	-	5,168
Corporate securities	511,699	2,169	(1,629)	512,239
Other securities	2,039	871	(124)	2,786
Total	$1,591,464	$20,806	$(11,489)	$1,600,781

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	At December 31, 2014
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. government sponsored entities	$1,066	$11	$-	$1,077
Residential MBS	59,078	1,183	(137)	60,124
Residential CMO	258,325	2,236	(2,381)	258,180
Obligations of states and political subdivisions	720,189	11,350	(2,358)	729,181
Total	$1,038,658	$14,780	$(4,876)	$1,048,562

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table s at the dates indicated:

	At December 31, 2015
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$136,717	$136,976	$20,709	$21,354
Over 1 to 5 years	1,049,786	1,044,453	259,556	262,163
Over 5 to 10 years	166,352	173,585	289,568	296,352
Over 10 years	2,475	2,749	124,814	127,627
Subtotal	1,355,330	1,357,763	694,647	707,496
MBS	210,783	205,293	621,428	618,203
Other securities	2,814	7,160	-	-
Total	$1,568,927	$1,570,216	$1,316,075	$1,325,699

Securities available for sale at December 31, 2015 with maturity dates over one year but less than five years include $265,921  thousand (fair value) of securities of U.S. Government sponsored entities with call options on dates within one year or less, of which $28,020  thousand have interest coupons which will increase if the issuer does not exercise the call option.

	At December 31, 2014
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$57,891	$57,991	$15,355	$15,855
Over 1 to 5 years	629,200	630,797	228,380	230,248
Over 5 to 10 years	584,872	589,250	285,219	288,631
Over 10 years	58,770	63,006	192,301	195,524
Subtotal	1,330,733	1,341,044	721,255	730,258
MBS and residential CMO	257,917	251,783	317,403	318,304
Other securities	2,814	7,954	-	-
Total	$1,591,464	$1,600,781	$1,038,658	$1,048,562

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At December 31, 2015 and December 31, 2014, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of the gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2015
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	8	$121,392	$(665)	-	$-	$-	8	$121,392	$(665)
Agency residential MBS	2	12,491	(366)	31	161,296	(6,543)	33	173,787	(6,909)
Non-agency commercial MBS	1	1,071	-	1	855	(9)	2	1,926	(9)
Obligations of states and political subdivisions	3	2,728	(18)	4	1,644	(39)	7	4,372	(57)
Asset-backed securities	-	-	-	1	2,003	(22)	1	2,003	(22)
Corporate securities	97	548,177	(5,442)	25	86,762	(1,379)	122	634,939	(6,821)
Other securities	-	-	-	1	1,840	(160)	1	1,840	(160)
Total	111	$685,859	$(6,491)	63	$254,400	$(8,152)	174	$940,259	$(14,643)

An analysis of gross unrecognized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2015
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	41	$426,317	$(3,490)	13	$62,041	$(1,476)	54	$488,358	$(4,966)
Agency commercial MBS	-	-	-	2	13,951	(274)	2	13,951	(274)
Obligations of states and political subdivisions	55	44,585	(249)	54	42,081	(540)	109	86,666	(789)
Total	96	$470,902	$(3,739)	69	$118,073	$(2,290)	165	$588,975	$(6,029)

The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates. The Company evaluates securities on a quarterly basis including changes in security ratings issued by ratings agencies, changes in the financial condition of the issuer, and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by a major rating agency. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2015.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of December 31, 2015, $738,865  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds. As of December 31, 2014, $757,623  thousand of investment securities were pledged to secure public deposits, short-term borrowed funds and FHLB advances.

An analysis of gross unrealized losses  of investment securities available for sale follows:

	Investment Securities Available for Sale At December 31, 2014
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	15	$253,632	$(989)	1	$9,963	$(38)	16	$263,595	$(1,027)
Residential MBS	-	-	-	2	822	(16)	2	822	(16)
Commercial MBS	1	942	(7)	1	803	(3)	2	1,745	(10)
Residential CMO	-	-	-	32	205,074	(8,524)	32	205,074	(8,524)
Obligations of states and political subdivisions	7	2,548	(18)	17	5,518	(105)	24	8,066	(123)
Asset-backed securities	1	5,008	(7)	1	3,305	(29)	2	8,313	(36)
Corporate securities	53	165,026	(1,304)	5	34,222	(325)	58	199,248	(1,629)
Other securities	-	-	-	1	1,876	(124)	1	1,876	(124)
Total	77	$427,156	$(2,325)	60	$261,583	$(9,164)	137	$688,739	$(11,489)

An analysis of gross unrecognized losses  of investment securities held to maturity follows:

	Investment Securities Held to Maturity At December 31, 2014
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Residential MBS	4	$19,467	$(132)	1	$201	$(5)	5	$19,668	$(137)
Residential CMO	5	13,932	(166)	22	119,513	(2,215)	27	133,445	(2,381)
Obligations of states and political subdivisions	103	76,202	(439)	138	123,370	(1,919)	241	199,572	(2,358)
Total	112	$109,601	$(737)	161	$243,084	$(4,139)	273	$352,685	$(4,876)

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)

Taxable	$34,472	$24,766	$22,201
Tax-exempt from regular federal income tax	23,616	26,387	29,569
Total interest income from investment securities	$58,088	$51,153	$51,770

Note 3: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following tables.

	At December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$368,117	$517,070	$2,978	$117,631	$346,043	$1,351,839
Purchased covered loans:
Gross purchased covered loans	-	-	-	2,385	11,828	14,213
Purchased loan discount	-	-	-	(133)	(19)	(152)
Purchased non-covered loans:
Gross purchased non-covered loans	15,620	124,650	973	231	32,454	173,928
Purchased loan discount	(989)	(4,264)	-	(23)	(1,156)	(6,432)
Total	$382,748	$637,456	$3,951	$120,091	$389,150	$1,533,396

	At December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$374,005	$567,594	$11,003	$146,925	$370,842	$1,470,369
Purchased covered loans:
Gross purchased covered loans	-	-	-	2,626	14,920	17,546
Purchased loan discount	-	-	-	(434)	(34)	(468)
Purchased non-covered loans:
Gross purchased non-covered loans	19,166	157,502	2,919	972	41,656	222,215
Purchased loan discount	(1,356)	(6,492)	(50)	(262)	(1,212)	(9,372)
Total	$391,815	$718,604	$13,872	$149,827	$426,172	$1,700,290

Changes in the carrying amount of impaired purchased loans were as follows:

	For the Years Ended December 31,
	2015	2014
Impaired purchased loans	(In thousands)
Carrying amount at the beginning of the period	$4,672	$4,936
Reductions during the period	(785)	(264)
Carrying amount at the end of the period	$3,887	$4,672

Changes in the accretable yield for purchased loans were as follows:

	For the Years Ended December 31,
	2015	2014
Accretable yield:	(In thousands)
Balance at the beginning of the period	$2,261	$2,505
Reclassification from nonaccretable difference	3,051	5,016
Accretion	(4,053)	(5,260)
Balance at the end of the period	$1,259	$2,261

Accretion	$(4,053)	$(5,260)
Change in FDIC indemnification	698	1,110
(Increase) in interest income	$(3,355)	$(4,150)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses For the Year Ended December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,460	$4,245	$644	$2,241	$7,717	$2,120	$-	$9,058	$31,485
Additions:
Provision	3,702	356	(512)	(440)	950	(961)	-	(3,095)	-
Deductions:
Chargeoffs	(756)	(449)	-	-	(3,493)	(431)	-	-	(5,129)
Recoveries	1,153	72	45	-	1,906	239	-	-	3,415
Net loan recoveries (losses)	397	(377)	45	-	(1,587)	(192)	-	-	(1,714)
Total allowance for loan losses	$9,559	$4,224	$177	$1,801	$7,080	$967	$-	$5,963	$29,771

	Allowance for Credit Losses For the Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,005	$12,070	$602	$405	$3,198	$-	$1,561	$9,852	$31,693
Additions:
Provision	1,095	(7,276)	39	1,866	6,864	1,006	-	(794)	2,800
Deductions:
Chargeoffs	(1,890)	(762)	-	(30)	(4,214)	(522)	-	-	(7,418)
Recoveries	2,250	213	3	-	1,869	75	-	-	4,410
Net loan recoveries (losses)	360	(549)	3	(30)	(2,345)	(447)	-	-	(3,008)
Indemnification expiration	-	-	-	-	-	1,561	(1,561)	-	-
Balance at end of period	5,460	4,245	644	2,241	7,717	2,120	-	9,058	31,485
Liability for off-balance sheet credit exposure	2,408	-	344	-	437	-	-	(496)	2,693
Total allowance for credit losses	$7,868	$4,245	$988	$2,241	$8,154	$2,120	$-	$8,562	$34,178

FDIC indemnification expired February 6, 2014 for County Bank non-single-family residential collateralized purchased loans; accordingly, such loans have been reclassified from purchased covered loans to purchased non-covered loans as well as the related allowance for credit losses.

[The remainder of this page intentionally left blank]

	Allowance for Credit Losses For the Year Ended December 31, 2013
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,445	$10,063	$484	$380	$3,194	$-	$1,005	$8,663	$30,234
Additions:
Provision	(1,158)	2,813	118	134	1,949	385	2,570	1,189	8,000
Deductions:
Chargeoffs	(2,857)	(997)	-	(109)	(4,097)	(385)	(2,286)	-	(10,731)
Recoveries	1,575	191	-	-	2,152	-	272	-	4,190
Net loan losses	(1,282)	(806)	-	(109)	(1,945)	(385)	(2,014)	-	(6,541)
Balance at end of period	4,005	12,070	602	405	3,198	-	1,561	9,852	31,693
Liability for off-balance sheet credit exposure	1,658	-	37	-	497	-	-	501	2,693
Total allowance for credit losses	$5,663	$12,070	$639	$405	$3,695	$-	$1,561	$10,353	$34,386

The allowance for credit losses and recorded investment in loans were evaluated for impairment as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,942	$585	$-	$-	$-	$-	$-	$-	$5,527
Collectively evaluated for impairment	4,617	3,639	177	1,801	7,080	967	-	5,963	24,244
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$9,559	$4,224	$177	$1,801	$7,080	$967	$-	$5,963	$29,771
Carrying value of loans:
Individually evaluated for impairment	$12,587	$5,541	$-	$-	$-	$11,777	$-	$-	$29,905
Collectively evaluated for impairment	355,530	511,529	2,978	117,631	346,043	152,038	13,855	-	1,499,604
Purchased loans with evidence of credit deterioration	-	-	-	-	-	3,681	206	-	3,887
Total	$368,117	$517,070	$2,978	$117,631	$346,043	$167,496	$14,061	$-	$1,533,396

	Allowance for Credit Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$496	$-	$-	$-	$-	$-	$-	$-	$496
Collectively evaluated for impairment	7,372	4,245	988	2,241	8,154	2,120	-	8,562	33,682
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$7,868	$4,245	$988	$2,241	$8,154	$2,120	$-	$8,562	$34,178
Carrying value of loans:
Individually evaluated for impairment	$11,811	$2,970	$-	$574	$599	$12,364	$-	$-	$28,318
Collectively evaluated for impairment	362,194	564,624	11,003	146,351	370,243	196,034	16,851	-	1,667,300
Purchased loans with evidence of credit deterioration	-	-	-	-	-	4,445	227	-	4,672
Total	$374,005	$567,594	$11,003	$146,925	$370,842	$212,843	$17,078	$-	$1,700,290

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$353,474	$496,744	$2,978	$114,525	$344,876	$149,100	$12,563	$1,474,260
Substandard	14,643	20,326	-	3,106	781	24,810	1,650	65,316
Doubtful	-	-	-	-	12	18	-	30
Loss	-	-	-	-	374	-	-	374
Purchased loan discount	-	-	-	-	-	(6,432)	(152)	(6,584)
Total	$368,117	$517,070	$2,978	$117,631	$346,043	$167,496	$14,061	$1,533,396

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$366,487	$527,980	$11,003	$144,902	$369,618	$182,644	$15,509	$1,618,143
Substandard	7,506	39,614	-	2,023	734	39,473	2,037	91,387
Doubtful	12	-	-	-	12	77	-	101
Loss	-	-	-	-	478	21	-	499
Purchased loan discount	-	-	-	-	-	(9,372)	(468)	(9,840)
Total	$374,005	$567,594	$11,003	$146,925	$370,842	$212,843	$17,078	$1,700,290

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2015
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$365,450	$1,777	$122	$-	$768	$368,117
Commercial real estate	504,970	5,930	726	-	5,444	517,070
Construction	2,978	-	-	-	-	2,978
Residential real estate	115,575	1,202	414	-	440	117,631
Consumer installment and other	341,566	3,263	919	295	-	346,043
Total originated loans	1,330,539	12,172	2,181	295	6,652	1,351,839
Purchased non-covered loans	158,554	589	7	-	8,346	167,496
Purchased covered loans	13,929	132	-	-	-	14,061
Total	$1,503,022	$12,893	$2,188	$295	$14,998	$1,533,396

[The remainder of this page intentionally left blank]

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2014
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$372,235	$1,704	$36	$-	$30	$374,005
Commercial real estate	557,041	6,500	-	-	4,053	567,594
Construction	11,003	-	-	-	-	11,003
Residential real estate	144,021	1,513	817	-	574	146,925
Consumer installment and other	365,753	3,310	625	502	652	370,842
Total originated loans	1,450,053	13,027	1,478	502	5,309	1,470,369
Purchased non-covered loans	196,150	4,204	491	-	11,998	212,843
Purchased covered loans	16,389	389	3	-	297	17,078
Total	$1,662,592	$17,620	$1,972	$502	$17,604	$1,700,290

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Years Ended December 31,
	2015	2014	2013

Interest income that would have been recognized had the loans performed in accordance with their original terms	$1,277	$1,146	$1,866
Interest income recognized on nonaccrual loans	(362)	(60)	(402)
Total reduction of interest income	$915	$1,086	$1,464

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2015 and December 31, 2014.

The following summarizes impaired loans:

	Impaired Loans At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$2,917	$2,979	$-
Commercial real estate	16,309	21,168	-
Construction	271	271	-
Residential real estate	666	697	-
Consumer installment and other	350	456	-

Impaired loans with an allowance recorded:
Commercial	10,170	10,170	4,942
Commercial real estate	4,660	5,109	585
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$13,087	$13,149	$4,942
Commercial real estate	20,969	26,277	585
Construction	271	271	-
Residential real estate	666	697	-
Consumer installment and other	350	456	-

	Impaired Loans At December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$2,031	$2,095	$-
Commercial real estate	19,478	25,519	-
Construction	1,834	1,884	-
Residential real estate	574	574	-
Consumer installment and other	1,518	1,628	-

Impaired loans with an allowance recorded:
Commercial	9,910	9,910	496
Commercial real estate	-	-	-
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$11,941	$12,005	$496
Commercial real estate	19,478	25,519	-
Construction	1,834	1,884	-
Residential real estate	574	574	-
Consumer installment and other	1,518	1,628	-

Impaired loans include troubled debt restructured loans. Impaired loans at December 31, 2015, included $15,712 thousand of restructured loans, $7,464 thousand of which were on nonaccrual status. Impaired loans at December 31, 2014, included $4,837 thousand of restructured loans, none of which were on nonaccrual status.

	Impaired Loans For the Years Ended December 31,
	2015		2014		2013
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$12,631	$584	$5,240	$325	$10,566	$222
Commercial real estate	20,307	674	19,880	469	27,186	763
Construction	263	-	2,015	-	2,400	80
Residential real estate	643	31	153	-	362	-
Consumer installment and other	739	25	1,399	29	1,469	38
Total	$34,583	$1,314	$28,687	$823	$41,983	$1,103

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At December 31, 2015
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	6	$3,138	$2,802	$194
Commercial real estate	10	12,927	12,684	-
Residential real estate	1	242	226	-
Total	17	$16,307	$15,712	$194

	Troubled Debt Restructurings At December 31, 2014
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	3	$2,075	$1,901	$-
Commercial real estate	4	2,890	2,928	-
Consumer installment and other	1	18	8	-
Total	8	$4,983	$4,837	$-

	Troubled Debt Restructurings At December 31, 2013
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	4	$3,427	$3,164	$-
Commercial real estate	2	2,291	2,289	-
Total	6	$5,718	$5,453	$-

During the year ended December 31, 2015, the Company modified ten loans with a carrying value of $11,026 thousand that were considered troubled debt restructurings. The concessions granted in the restructurings completed in 2015 consisted of four under-market terms and modification of payment terms to extend the maturity date to allow for deferred principal repayment and six court orders.

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

During the years ended December 31, 2015 and 2014, no troubled debt restructured loans defaulted within 12 months of the modification date. During the year ended December 31, 2013 a commercial real estate loan with a carrying value of $3,954 thousand defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

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

There were no loans held for sale at December 31, 2015 and December 31, 2014.

At December 31, 2015 and December 31, 2014, the Company held total other real estate owned (OREO) of $9,264 thousand net of reserve of $1,986 thousand and $6,374 thousand net of reserve of $2,390 thousand, respectively, of which $-0-  thousand and $-0-  thousand, respectively, were foreclosed residential real estate properties. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process totaled $-0- thousand and $967  thousand at December 31, 2015 and December 31, 2014, respectively.

Note 4: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At December 31, 2015, Westamerica Bank did not have credit extended to any one entity exceeding these limits. At December 31, 2015, Westamerica Bank had 38 lending relationships with aggregate loans exceeding $5 million. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments related to real estate loans of $61,190 thousand and $66,086  thousand at December 31, 2015 and December 31, 2014, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At December 31, 2015, Westamerica Bank held corporate bonds in 47 issuing entities which exceeded $5 million of each issuer.

Note 5: Premises, Equipment and Other Assets

Premises and equipment consisted of the following:

	At December 31,
	Cost	Accumulated Depreciation and Amortization	Net Book Value
	(In thousands)
2015
Land	$11,896	$-	$11,896
Building and improvements	40,795	(24,024)	16,771
Leasehold improvements	5,696	(4,628)	1,068
Furniture and equipment	24,266	(15,308)	8,958
Total	$82,653	$(43,960)	$38,693
2014
Land	$11,933	$-	$11,933
Building and improvements	40,939	(23,267)	17,672
Leasehold improvements	5,742	(4,664)	1,078
Furniture and equipment	21,438	(14,269)	7,169
Total	$80,052	$(42,200)	$37,852

Depreciation and amortization of premises and equipment included in noninterest expense amounted to $3,523 thousand in 2015, $3,177 thousand in 2014 and $3,001 thousand in 2013.

Other assets consisted of the following:

	At December 31,
	2015	2014
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Federal Home Loan Bank stock (2)	-	940
Other investments	201	241
Total cost method equity investments	14,270	15,250
Life insurance cash surrender value	48,972	46,479
Net deferred tax asset	51,748	50,903
Limited partnership investments	15,259	18,673
Interest receivable	20,174	19,394
Prepaid assets	4,771	5,609
Other assets	10,660	10,150
Total other assets	$165,854	$166,458

(1) A bank applying for membership in the Federal Reserve System is required to subscribe to stock in the Federal Reserve Bank (FRB) in its district in a sum equal to six percent of the bank’s paid-up capital stock and surplus. One-half of the amount of the bank's subscription shall be paid to the FRB and the remaining half will be subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.

(2) Borrowings from the FHLB must be supported by capital stock holdings. The requirement may be adjusted from time to time by the FHLB within limits established in the FHLB's Capital Plan. The Company repaid the FHLB advances in full upon their maturity in January 2015 eliminating the requirement for FHLB capital stock holdings.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At December 31, 2015, this investment totaled $15,259 thousand and $2,299  thousand of this amount represents outstanding equity capital commitments. At December 31, 2014, this investment totaled $18,673 thousand and $2,460  thousand  of this amount represents outstanding equity capital commitments. At December 31, 2015, the $2,299 thousand of outstanding equity capital commitments are expected to be paid as follows, $453 thousand in 2016, $763 thousand in 2017, and $1,083 thousand in 2018, or thereafter.

The amounts recognized in net income for these investments include:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Investment loss included in pre-tax income	$2,850	$2,950	$3,450
Tax credits recognized in provision for income taxes	2,650	2,825	3,425

Note 6: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the years ended December 31, 2015 and December 31, 2014. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the years ended December 31, 2015 and December 31, 2014, no such adjustments were recorded.

The carrying values of goodwill were:

	At December 31,
	2015	2014
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At December 31, 2015		At December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(46,782)	$56,808	$(43,188)
Merchant Draft Processing Intangible	10,300	(9,895)	10,300	(9,633)
Total Identifiable Intangible Assets	$67,108	$(56,677)	$67,108	$(52,821)

As of December 31, 2015, the current year and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
For the Year ended December 31, 2015 (actual)	$3,594	$262	$3,856
Estimate for year ended December 31, 2016	3,292	212	3,504
2017	2,913	164	3,077
2018	1,892	29	1,921
2019	538	-	538
2020	287	-	287

Note 7: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits At December 31,
	2015	2014
	(In thousands)
Noninterest-bearing	$2,026,049	$1,910,781
Interest-bearing:
Transaction	860,706	792,448
Savings	1,366,936	1,260,819
Time deposits less than $100 thousand	150,780	169,959
Time deposits $100 thousand through $250 thousand	96,971	113,023
Time deposits more than $250 thousand	39,217	102,161
Total deposits	$4,540,659	$4,349,191

Demand deposit overdrafts of $3,038  thousand and $3,173  thousand were included as loan balances at December 31, 2015 and December 31, 2014, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $687 thousand in 2015, $893 thousand in 2014 and $1,096 thousand in 2013.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	At December 31,
	2015	2014
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$98,969	$80,827
Obligations of states and political subdivisions	3,975	14,251
Corporate securities	54,681	52,936
Total collateral carrying value	$157,625	$148,014
Total short-term borrowed funds	$53,028	$89,784

FHLB advances matured and were repaid in full in January 2015. At December 31, 2014, FHLB advances with a carrying value of $20,015 thousand were secured by residential real estate loans and securities of approximately $26,484  thousand.

The Company has a $35,000 thousand unsecured line of credit which had no outstanding balance at December 31, 2015 and December 31, 2014. The line of credit has a variable interest rate, which was 2.25%  per annum at December 31, 2015, with interest payable monthly on outstanding advances. Advances may be made up to the unused credit limit through March 18, 2016.

The following table summarizes deposits and borrowed funds of the Company for the periods indicated:

	Balance at December 31, 2015	Average Balance For the Year Ended December 31, 2015	Weighted Average Rate For the Year Ended December 31, 2015	Balance at December 31, 2014	Average Balance For the Year Ended December 31, 2014	Weighted Average Rate For the Year Ended December 31, 2014
	($ in thousands)
Time deposits over $100 thousand	$136,188	$161,710	0.42%	$215,184	$237,002	0.38%
Securities sold under repurchase agreements	53,028	75,046	0.07%	89,784	70,244	0.07%
Federal Home Loan Bank advances	-	494	0.20%	20,015	20,308	2.00%
Term repurchase agreement	-	-	-	-	6,082	0.99%
Federal funds purchased	-	8	0.48%	-	8	0.48%

	For the Years Ended December 31,
	2015	2014
	Highest Balance at Any Month-end
	(In thousands)
Securities sold under repurchase agreements	$89,484	$89,784
Federal Home Loan Bank advances	-	20,530
Term repurchase agreement	-	10,000

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

The following table summarizes information about stock options granted under the Plan as of December 31, 2015. The intrinsic value is calculated as the difference between the market value as of December 31, 2015 and the exercise price of the shares. The market value as of December 31, 2015 was $46.75 as reported by the NASDAQ Global Select Market:

			Options Outstanding				Options Exercisable
			At December 31, 2015			For the Year Ended December 31, 2015	At December 31, 2015			For the Year Ended December 31, 2015
Range of Exercise Price			Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
			(In thousands)		(Years)		(In thousands)		(Years)
$40	-	45	487	$1,792	7.9	$43	133	$432	5.8	$44
45	-	50	228	86	3.7	47	228	85	3.7	47
50	-	55	671	-	4.8	52	532	-	4.0	51
55	-	60	163	-	4.1	57	163	-	4.1	57
$40	-	60	1,549	$1,878	5.5	49	1,056	$517	4.2	50

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the twelve months ended December 31, 2015, 2014 and 2013, the Company granted 343 thousand, 294 thousand and 322 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

	For the Years Ended December 31,
	2015	2014	2013
Expected volatility (1)	20%	16%	17%
Expected life in years (2)	4.9	4.9	4.8
Risk-free interest rate	1.36%	1.59%	0.74%
Expected dividend yield (3)	3.64%	3.32%	3.57%
Fair value per award	$5.46	$5.91	$4.61

(1)	Measured using daily price changes of Company’s stock over respective expected term of the option and the implied volatility derived from the market prices of the Company’s stock and traded options.

(2)	The number of years that the Company estimates that the options will be outstanding prior to exercise.

(3)	The risk-free rate over the expected life based on the US Treasury yield curve in effect at the time of the grant.

Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options at December 31, 2015 is 1,453 thousand.

A summary of option activity during the year ended December 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(In thousands)		(Years)
Outstanding at January 1, 2015	1,889	$50.31
Granted	343	42.70
Exercised	(108)	45.09
Forfeited or expired	(575)	50.71
Outstanding at December 31, 2015	1,549	48.83	5.5
Exercisable at December 31, 2015	1,056	50.23	4.2

A summary of the Company’s nonvested option activity during the year ended December 31, 2015 is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at January 1, 2015	499	$5.40
Granted	343	5.46
Vested	(247)	5.34
Forfeited	(102)	5.45
Nonvested at December 31, 2015	493	$5.45

The weighted average estimated grant date fair value for options granted under the Company’s stock option plan during the twelve months ended December 31, 2015, 2014 and 2013 was $5.46, $5.91 and $4.61 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2015 is $1,422 thousand and the weighted average period over which the cost is expected to be recognized is 1.8 years.

The total intrinsic value of options exercised during the twelve months ended December 31, 2015, 2014 and 2013 was $504 thousand, $1,309 thousand and $2,058 thousand, respectively. The total fair value of RPSs that vested during the twelve months ended December 31, 2015, 2014 and 2013 was $741 thousand, $1,115 thousand and $678 thousand, respectively. The total fair value of options vested during the twelve months ended December 31, 2015, 2014 and 2013 was $1,321 thousand, $1,397 thousand and $1,514 thousand, respectively. The decrease in tax benefits recognized for the tax deductions from the exercise of options totaled $1,284 thousand, $447 thousand and $298 thousand, respectively, for the twelve months ended December 31, 2015, 2014 and 2013.

A summary of the status of the Company’s restricted performance shares as of December 31, 2015 and 2014 and changes during the twelve months ended on those dates, follows:

	2015	2014
	(In thousands)
Outstanding at January 1,	50	59
Granted	21	17
Issued upon vesting	(17)	(21)
Forfeited	(9)	(5)
Outstanding at December 31,	45	50

As of December 31, 2015 and 2014, the restricted performance shares had a weighted-average contractual life of 1.3 years and 1.2 years, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $535 thousand, $575 thousand and $1,338 thousand for the twelve months ended December 31, 2015, 2014 and 2013, respectively. There were no stock appreciation rights or incentive stock options granted in the twelve months ended December 31, 2015 and 2014.

On February 13, 2009, the Company issued a warrant to purchase 246,640 shares of the Company’s common stock at an exercise price of $50.92 per share. The warrants remain outstanding at December 31, 2015.

The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2015, approximately 1,727 thousand shares remained available to repurchase under such plans.

Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2015, no shares of Class B Common Stock or Preferred Stock were outstanding.

Note 9: Risk-Based Capital

The Company and the Bank were well capitalized under the regulatory framework effective January 1, 2015. To be well capitalized, the institution must maintain a total risk-based capital ratio as set forth in the following table and not be subject to a capital directive order. As of December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject.

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

The capital ratios for the Company and the Bank under the new capital framework are presented in the table below.

	At December 31, 2015		Transitional Minimum Regulatory Requirement Effective January 1, 2015		Well-capitalized by Regulatory Definition Under FDICIA Effective January 1, 2015
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	402,876	12.82%	141,417	4.50%	N/A	N/A
Bank	340,918	11.00%	139,412	4.50%	201,373	6.50%
Tier 1 Capital
Company	402,876	12.82%	188,557	6.00%	N/A	N/A
Bank	340,918	11.00%	185,883	6.00%	247,844	8.00%
Total Capital
Company	420,731	13.39%	251,409	8.00%	N/A	N/A
Bank	361,880	11.68%	247,844	8.00%	309,805	10.00%
Leverage Ratio [1]
Company	402,876	7.99%	201,606	4.00%	N/A	N/A
Bank	340,918	6.82%	199,919	4.00%	249,899	5.00%

1 The leverage ratio consists of Tier 1 capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

The following summarizes the ratios of regulatory capital to risk-adjusted assets under the superseded capital framework on the date indicated:

	At December 31, 2014		Minimum Regulatory Requirement		Well-capitalized by Regulatory Definition Under FDICIA
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Tier 1 Capital
Company	391,121	13.30%	117,644	4.00%	176,467	6.00%
Bank	349,120	12.04%	116,018	4.00%	174,027	6.00%
Total Capital
Company	427,612	14.54%	235,289	8.00%	294,111	10.00%
Bank	391,219	13.49%	232,036	8.00%	290,045	10.00%
Leverage Ratio [1]
Company	391,121	7.95%	196,809	4.00%	246,011	5.00%
Bank	349,120	7.16%	195,149	4.00%	243,936	5.00%

1 The leverage ratio consists of Tier 1 capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

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

The components of the net deferred tax asset are as follows:

	At December 31,
	2015	2014
	(In thousands)
Deferred tax asset
Allowance for credit losses	$13,466	$14,220
State franchise taxes	2,612	2,867
Deferred compensation	8,082	7,839
Real estate owned	1,062	1,041
Purchased assets and assumed liabilities	4,975	6,389
Post-retirement benefits	1,072	1,097
Employee benefit accruals	3,772	4,692
VISA Class B shares	1,691	1,706
Limited partnership investments	760	1,332
Impaired capital assets	19,074	18,941
Leases	-	84
Premises and equipment	205	538
Other	397	730
Subtotal deferred tax asset	57,168	61,476
Valuation allowance	-	-
Total deferred tax asset	57,168	61,476
Deferred tax liability
Net deferred loan fees	456	461
Intangible assets	4,294	5,770
Securities available for sale	542	3,919
Other	128	423
Total deferred tax liability	5,420	10,573
Net deferred tax asset	$51,748	$50,903

Based on Management’s judgment, a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income. Net deferred tax assets are included with other assets in the Consolidated Balance Sheets.

[The remainder of this page intentionally left blank]

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred are as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Current income tax expense:
Federal	$9,647	$11,950	$13,975
State	6,738	7,802	8,597
Total current	16,385	19,752	22,572
Deferred income tax expense (benefit):
Federal	1,643	(1,220)	(2,518)
State	(109)	(225)	(1,109)
Total deferred	1,534	(1,445)	(3,627)
Provision for income taxes	$17,919	$18,307	$18,945

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Federal income taxes due at statutory rate	$26,835	$27,634	$30,142
Reductions in income taxes resulting from:
Interest on state and municipal securities and loans not taxable for federal income tax purposes	(9,046)	(10,173)	(11,565)
State franchise taxes, net of federal income tax benefit	4,309	4,925	4,712
Tax credits	(2,600)	(2,700)	(3,190)
Dividend received deduction	(45)	(39)	(32)
Cash value life insurance	(599)	(641)	(747)
Other	(935)	(699)	(375)
Provision for income taxes	$17,919	$18,307	$18,945

At December 31, 2015, the company had no net operating loss and general tax credit carryforwards for tax return purposes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits follow:

	2015	2014
	(In thousands)

Balance at January 1,	$1,635	$1,437
Additions for tax positions taken in the current period	-	245
Reductions for tax positions taken in the current period	-	-
Additions for tax positions taken in prior years	55	-
Reductions for tax positions taken in prior years	(447)	(47)
Decrease related to settlements with taxing authorities	-	-
Decrease as a result of a lapse in statute of limitations	-	-
Balance at December 31,	$1,243	$1,635

The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2016. Unrecognized tax benefits at December 31, 2015 and 2014 include accrued interest and penalties of $88 thousand and $93 thousand, respectively. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes. The tax years ended December 31, 2015, 2014, 2013 and 2012 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2015, 2014, 2013, 2012  and 2011 remain subject to examination by the California Franchise Tax Board. The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations.

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

The Company relies on independent vendor pricing services to measure fair value for investment securities available for sale and investment securities held to maturity. The Company employs three pricing services. To validate the pricing of these vendors, the Company compares vendors’ pricing for each of the securities for consistency; significant pricing differences, if any, are evaluated using all available independent quotes with the quote closely affecting the market generally used as the fair value estimate. In addition, the Company conducts “other than temporary impairment (OTTI)” analysis on a quarterly basis; securities selected for OTTI analysis include all securities at a market price below 95 percent of par value and with a market to book ratio below 95:100. As with any valuation technique used to estimate fair value, changes in underlying assumptions used could significantly affect the results of current and future values. Accordingly, these fair value estimates may not be realized in an actual sale of the securities.

The Company regularly reviews the valuation techniques and assumptions used by its vendors and determines which valuation techniques are utilized based on observable market inputs for the type of securities being measured. The Company uses the information to determine the placement in the fair value hierarchy as level 1, 2 or 3. When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, or reevaluates the valuation techniques and assumptions used by its vendors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new information. The Company recognizes these transfers at the end of the reporting period that the transfers occur. During the quarter ended June 30, 2015, the Company reevaluated the valuation techniques and assumptions used by its vendors in valuing the Company’s available for sale securities, and based on the evaluation, transferred $437,715 thousand out of level 1 and transferred $437,715 thousand into level 2. There were no transfers into level 1 or into or out of level 3. Subsequent to June 30, 2015 and through the year ended December 31, 2015, and the year ended December 31, 2014, there were no transfers into or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
Securities of U.S. Government sponsored entities	$301,882	$-	$301,882	$-
Agency residential MBS	202,544	-	202,544	-
Non-agency residential MBS	370		370	-
Agency commercial MBS	2,379	-	2,379	-
Obligations of states and political subdivisions	157,509	-	157,509	-
Asset-backed securities	2,003	-	2,003	-
FHLMC and FNMA stock	4,329	7	4,322	-
Corporate securities	896,369	-	896,369	-
Other securities	2,831	991	1,840	-
Total securities available for sale	$1,570,216	$998	$1,569,218	$-

	At December 31, 2014
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
U.S. Treasury securities	$3,505	$3,505	$-	$-
Securities of U.S. Government sponsored entities	635,188	635,188	-	-
Residential MBS	26,407	-	26,407	-
Commercial MBS	2,919	-	2,919	-
Residential CMO	222,457	-	222,457	-
Obligations of states and political subdivisions	181,799	-	181,799	-
Asset-backed securities	8,313	-	8,313	-
FHLMC and FNMA stock	5,168	5,168	-	-
Corporate securities	512,239	-	512,239	-
Other securities	2,786	910	1,876	-
Total securities available for sale	$1,600,781	$644,771	$956,010	$-

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at December 31, 2015 and December 31, 2014, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At December 31, 2015				For the Year Ended December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$9,264	$-	$-	$9,264	$(320)
Impaired loans	15,633	-	-	15,633	(449)
Total assets measured at fair value on a nonrecurring basis	$24,897	$-	$-	$24,897	$(769)

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

Loans Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $29,771 thousand at December 31, 2015 and $31,485 thousand at December 31, 2014 and the purchased loan discount associated with purchased covered and purchased non-covered loans of $152 thousand and $6,432 thousand, respectively at December 31, 2015 and of $468 thousand and $9,372 thousand, respectively at December 31, 2014 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$433,044	$433,044	$433,044	$-	$-
Investment securities held to maturity	1,316,075	1,325,699	-	1,325,699	-
Loans	1,503,625	1,517,394	-	-	1,517,394

Financial Liabilities:
Deposits	$4,540,659	$4,539,455	$-	$4,253,691	$285,764
Short-term borrowed funds	53,028	53,028	-	53,028	-

[The remainder of this page intentionally left blank]

	At December 31, 2014
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$380,836	$380,836	$380,836	$-	$-
Investment securities held to maturity	1,038,658	1,048,562	1,077	1,047,485	-
Loans	1,668,805	1,685,048	-	-	1,685,048

Financial Liabilities:
Deposits	$4,349,191	$4,348,958	$-	$3,964,048	$384,910
Short-term borrowed funds	89,784	89,784	-	89,784	-
Federal Home Loan Bank advances	20,015	20,014	20,014	-	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 12: Lease Commitments

Thirty-two banking offices and a centralized administrative service center are owned and 64 facilities are leased. Substantially all the leases contain renewal options and provisions for rental increases, principally for cost of living index. The Company also leases certain pieces of equipment.

Minimum future rental payments under noncancelable operating leases as of December 31, 2015 are as follows:

(In thousands)
2016	$6,708
2017	5,814
2018	5,073
2019	3,551
2020	1,998
Thereafter	1,516
Total minimum lease payments	$24,660

The total minimum lease payments have not been reduced by minimum sublease rentals of $2,076 thousand due in the future under noncancelable subleases. Total rentals for premises were $8,359 thousand in 2015, $8,798 thousand in 2014 and $8,953 thousand in 2013. Total sublease rentals were $1,721 thousand in 2015, $1,833 thousand in 2014 and $1,852 thousand in 2013. Total rentals for premises, net of sublease income, included in noninterest expense were $6,638 thousand in 2015, $6,965 thousand in 2014 and $7,101 thousand in 2013.

Note 13: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $299,884 thousand and $312,694 thousand at December 31, 2015 and December 31, 2014, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $26,149 thousand and $29,002 thousand at December 31, 2015 and December 31, 2014, respectively. The Company also had commitments for commercial and similar letters of credit of $40 thousand at December 31, 2015 and December 31, 2014. At December 31, 2015 and December 31, 2014, the Company had a reserve for unfunded commitments of $2,593 thousand and $2,693 thousand, respectively, included in other liabilities.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount is reasonably estimable.

Note 14: Retirement Benefit Plans

The Company sponsors a qualified defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to noninterest expense related to discretionary Company contributions to the Deferred Profit-Sharing Plan were $734 thousand in 2015, $1,002 thousand in 2014 and $1,200 thousand in 2013.

The Company also sponsors a qualified defined contribution Tax Deferred Savings/Retirement Plan (ESOP) covering salaried employees who become eligible to participate upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax or after-tax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests primarily in Westamerica Bancorporation common stock. The Company funds contributions to match participating employees’ contributions, subject to certain limits. The matching contributions charged to compensation expense were $1,147 thousand in 2015, $1,159 thousand in 2014 and $1,214 thousand in 2013.

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

The following tables set forth the net periodic post-retirement benefit cost and the change in the benefit obligation for the years ended December 31 and the funded status of the post-retirement benefit plan as of December 31:

Net Periodic Benefit Cost

	At December 31,
	2015	2014	2013
	(In thousands)
Service (benefit) cost	$(202)	$288	$(153)
Interest cost	106	122	110
Amortization of unrecognized transition obligation	61	61	61
Net periodic (benefit) cost	$(35)	$471	$18

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

Amortization of unrecognized transition obligation, net of tax	(36)	(36)	(36)
Total recognized in net periodic (benefit) cost and accumulated other comprehensive income	$(71)	$435	$(18)

The remaining transition obligation cost for this post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $61 thousand.

Obligation and Funded Status

	At December 31,
	2015	2014	2013
Change in benefit obligation	(In thousands)
Benefit obligation at beginning of year	$2,782	$2,544	$2,755
Service (benefit) cost	(202)	288	(153)
Interest cost	106	122	110
Benefits paid	(164)	(172)	(168)
Benefit obligation at end of year	$2,522	$2,782	$2,544
Accumulated post-retirement benefit obligation attributable to:
Retirees	$1,695	$1,732	$1,443
Fully eligible participants	809	998	983
Other	18	52	118
Total	$2,522	$2,782	$2,544
Fair value of plan assets	-	-	-
Accumulated post-retirement benefit obligation in excess of plan assets	$2,522	$2,782	$2,544

Additional Information

Assumptions

	At December 31,
	2015	2014	2013
	(In thousands)
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.30%	3.80%	4.80%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	3.80%	4.80%	4.00%

The above discount rate is based on the Corporate Aa 25-year rate, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits. Post-retirement medical benefits are currently fixed amounts without provision for future increases; as a result, the assumed annual average rate of inflation used to measure the expected cost of benefits covered by this program is zero percent for 2016 and beyond.

Assumed benefit inflation rates are not applicable for this program.

Estimated future benefit payments
(In thousands)
2016	$165
2017	165
2018	160
2019	156
2020	152
Years 2021-2025	700

Note 15: Related Party Transactions

Certain of the Directors, executive officers and their associates have had banking transactions with subsidiaries of the Company in the ordinary course of business. In Management’s opinion, with the exception of the Company’s Employee Loan Program, all outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, did not involve more than a normal risk of collectability, and did not present other favorable features. As part of the Employee Loan Program, all employees, including executive officers, are eligible to receive mortgage loans at one percent below Westamerica Bank’s prevailing interest rate at the time of loan origination. In Management’s opinion, all loans to executive officers under the Employee Loan Program are made by Westamerica Bank in compliance with the applicable restrictions of Section 22(h) of the Federal Reserve Act.

The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2015 and 2014:

	2015	2014
	(In thousands)

Balance at January 1,	$957	$1,013
Originations	-	-
Principal reductions	(46)	(56)
Balance at December 31,	$911	$957
Percent of total loans outstanding.	0.06%	0.06%

Note 16: Regulatory Matters

Payment of dividends to the Company by the Bank is limited under regulations for state chartered banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for the preceding three calendar years less dividends paid. Under this regulation, the Bank obtained approval for dividends paid to the Company during 2015. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972.

The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $254,600 thousand in 2015 and $400,039 thousand in 2014, which amounts exceed the Bank’s required reserves.

Note 17: Other Comprehensive Income

The components of other comprehensive income (loss) and other related tax effects were:

	2015
	Before tax	Tax effect	Net of tax
	(In thousands)
Securities available for sale:
Net unrealized losses arising during the year	$(8,028)	$3,375	$(4,653)
Reclassification of gains (losses) included in net income	-	-	-
Net unrealized losses arising during the year	(8,028)	3,375	(4,653)
Post-retirement benefit obligation	61	(25)	36
Other comprehensive loss	$(7,967)	$3,350	$(4,617)

	2014
	Before tax	Tax effect	Net of tax
	(In thousands)
Securities available for sale:
Net unrealized gains arising during the year	$1,627	$(684)	$943
Reclassification of gains (losses) included in net income	-	-	-
Net unrealized gains arising during the year	1,627	(684)	943
Post-retirement benefit obligation	61	(25)	36
Other comprehensive income	$1,688	$(709)	$979

	2013
	Before tax	Tax effect	Net of tax
	(In thousands)
Securities available for sale:
Net unrealized losses arising during the year	$(17,855)	$7,507	$(10,348)
Reclassification of gains (losses) included in net income	-	-	-
Net unrealized losses arising during the year	(17,855)	7,507	(10,348)
Post-retirement benefit obligation	61	(25)	36
Other comprehensive loss	$(17,794)	$7,482	$(10,312)

Accumulated other comprehensive income (loss) balances were:

	Post-retirement Benefit Obligation	Net Unrealized Gains (losses) on Securities	Accumulated Other Comprehensive Income (loss)
	(In thousands)
Balance, December 31, 2012	$(178)	$14,803	$14,625
Net change	36	(10,348)	(10,312)
Balance, December 31, 2013	(142)	4,455	4,313
Net change	36	943	979
Balance, December 31, 2014	(106)	5,398	5,292
Net change	36	(4,653)	(4,617)
Balance, December 31, 2015	$(70)	$745	$675

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

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net income (numerator)	$58,753	$60,646	$67,177
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	25,555	26,099	26,826
Basic earnings per common share	$2.30	$2.32	$2.50
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	25,555	26,099	26,826
Add common stock equivalents for options	22	61	51
Weighted average number of common shares outstanding - diluted (denominator)	25,577	26,160	26,877
Diluted earnings per common share	$2.30	$2.32	$2.50

For the years ended December 31, 2015, 2014, and 2013, options to purchase 1,313 thousand, 1,133 thousand and 1,575 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

Note 19: Westamerica Bancorporation (Parent Company Only Condensed Financial Information)

Statements of Income and Comprehensive Income

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Dividends from subsidiaries	$68,981	$75,369	$88,754
Interest income	10	7	14
Other income	8,411	7,182	8,684
Total income	77,402	82,558	97,452
Interest on borrowings	1	42	707
Salaries and benefits	6,291	6,587	7,120
Other expense	3,424	1,704	2,174
Total expense	9,716	8,333	10,001
Income before taxes and equity in undistributed income of subsidiaries	67,686	74,225	87,451
Income tax benefit	803	742	732
Earnings of subsidiaries less than subsidiary dividends	(9,736)	(14,321)	(21,006)
Net income	58,753	60,646	67,177
Other comprehensive (loss) income, net of tax	(4,617)	979	(10,312)
Comprehensive income	$54,136	$61,625	$56,865

Balance Sheets

	At December 31,
	2015	2014
	(In thousands)
Assets
Cash	$26,453	$7,451
Investment securities available for sale	991	910
Investment in Westamerica Bank	475,697	490,098
Investment in non-bank subsidiaries	455	456
Premises and equipment, net	9,391	9,679
Accounts receivable from Westamerica Bank	552	323
Other assets	33,850	32,974
Total assets	$547,389	$541,891
Liabilities
Accounts payable to Westamerica Bank	$737	$790
Other liabilities	14,447	14,498
Total liabilities	15,184	15,288
Shareholders' equity	532,205	526,603
Total liabilities and shareholders' equity	$547,389	$541,891

[The remainder of this page intentionally left blank]

Statements of Cash Flows

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Operating Activities
Net income	$58,753	$60,646	$67,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	326	341	312
(Increase) decrease in accounts receivable from affiliates	(217)	(17)	26
Increase in other assets	(1,713)	(1,668)	(926)
Stock option compensation expense	1,272	1,318	1,397
Tax benefit decrease upon exercise of stock options	1,284	447	298
(Benefit) provision for deferred income tax	(491)	616	(769)
Increase (decrease) in other liabilities	743	(814)	2,573
Earnings of subsidiaries less than subsidiary dividends	9,736	14,321	21,006
Gain on sales of property and equipment	(39)	(88)	(259)
Net Cash Provided by Operating Activities	69,654	75,102	90,835
Investing Activities
Purchases of premises and equipment	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities
Net reductions in debt financing	-	-	(15,000)
Exercise of stock options/issuance of shares	4,848	12,396	21,499
Tax benefit decrease upon exercise of stock options	(1,284)	(447)	(298)
Retirement of common stock including repurchases	(15,092)	(52,678)	(57,320)
Dividends	(39,124)	(39,761)	(40,096)
Net Cash Used in Financing Activities	(50,652)	(80,490)	(91,215)
Net change in cash	19,002	(5,388)	(380)
Cash at Beginning of Period	7,451	12,839	13,219
Cash at End of Period	$26,453	$7,451	$12,839
Supplemental Cash Flow Disclosures:
Supplemental disclosure of cash flow activities:
Interest paid for the period	$1	$42	$840
Income tax payments for the period	17,666	16,412	22,562

[The remainder of this page intentionally left blank]

Note 20: Quarterly Financial Information

(Unaudited)

	For the Three Months Ended
	March 31,			June 30,			September 30,			December 31,
	(In thousands, expect per share data and
	price range of common stock)
2015
Interest and loan fee income		$33,917			$34,425			$34,299			$33,888
Net interest income		33,258			33,808			33,714			33,325
Provision for credit losses		-			-			-			-
Noninterest income		12,300			12,269			11,993			11,305
Noninterest expense		26,727			26,896			26,173			25,504
Income before taxes		18,831			19,181			19,534			19,126
Net income		14,557			14,761			14,857			14,578
Basic earnings per common share		0.57			0.58			0.58			0.57
Diluted earnings per common share		0.57			0.58			0.58			0.57
Dividends paid per common share		0.38			0.38			0.38			0.39
Price range, common stock	40.57	-	49.45	42.09	-	52.16	42.97	-	52.40	41.99	-	49.89
2014
Interest and loan fee income		$35,564			$35,403			$34,900			$34,342
Net interest income		34,666			34,503			34,054			33,542
Provision for credit losses		1,000			1,000			600			200
Noninterest income		12,990			13,198			13,054			12,545
Noninterest expense		26,873			26,957			26,616			26,353
Income before taxes		19,783			19,744			19,892			19,534
Net income		15,307			15,157			15,154			15,028
Basic earnings per common share		0.58			0.58			0.58			0.58
Diluted earnings per common share		0.58			0.58			0.58			0.58
Dividends paid per common share		0.38			0.38			0.38			0.38
Price range, common stock	48.36	-	56.51	47.85	-	55.34	46.12	-	53.93	42.71	-	51.24
2013
Interest and loan fee income		$40,465			$39,269			$37,956			$36,706
Net interest income		39,213			38,050			36,780			35,682
Provision for credit losses		2,800			1,800			1,800			1,600
Noninterest income		14,278			14,284			14,419			14,030
Noninterest expense		28,677			28,192			27,758			27,987
Income before taxes		22,014			22,342			21,641			20,125
Net income		17,271			17,112			16,738			16,056
Basic earnings per common share		0.64			0.64			0.63			0.60
Diluted earnings per common share		0.64			0.64			0.63			0.60
Dividends paid per common share		0.37			0.37			0.37			0.38
Price range, common stock	42.59	-	45.80	41.76	-	46.56	45.73	-	50.78	48.29	-	57.59

[The remainder of this page intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Westamerica Bancorporation

San Rafael, California

We have audited the accompanying consolidated balance sheet of Westamerica Bancorporation (the “Company”) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Sacramento, California

February 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Westamerica Bancorporation:

We have audited the accompanying consolidated balance sheet of Westamerica Bancorporation and subsidiaries (the Company) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Westamerica Bancorporation and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ /KPMG LLP

KPMG LLP

San Francisco, California

February 27, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported in the Company’s current report on Form 8-K filed March 3, 2015, the Company engaged a new independent accounting firm for the fiscal year ending December 31, 2105. There have been no disagreements between the Company and the previous independent accounting firm or current independent accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2015.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on page 47 and 90, respectively.

ITEM 9B. OTHER INFORMATION

None.

[The remainder of this page intentionally left blank]

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Board of Directors and Committees”, “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Executive Compensation” in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

[The remainder of this page intentionally left blank]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2015:

	At December 31, 2015
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(In thousands, except exercise price)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,549	$49	1,453
Equity compensation plans not approved by security holders	-	N/A	-
Total	1,549	$49	1,453

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Proposal 3 – Ratify Selection of Independent Auditor” in the Company’s Proxy Statement for its 2016 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

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

Date: February 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Payne	Chairman of the Board and Directors	February 26, 2016
David L. Payne	President and Chief Executive Officer
(Principal Executive Officer)

/s/ John “Robert” Thorson	Senior Vice President and Chief Financial Officer	February 26, 2016
John “Robert” Thorson	(Principal Financial and Accounting Officer)

/s/ Etta Allen	Director	February 26, 2016
Etta Allen

/s/ Louis E. Bartolini	Director	February 26, 2016
Louis E. Bartolini

/s/ E. Joseph Bowler	Director	February 26, 2016
E. Joseph Bowler

/s/ Arthur C. Latno, Jr.	Director	February 26, 2016
Arthur C. Latno, Jr.

/s/ Patrick D. Lynch	Director	February 26, 2016
Patrick D. Lynch

/s/ Catherine C. MacMillan	Director	February 26, 2016
Catherine C. MacMillan

/s/ Ronald A. Nelson	Director	February 26, 2016
Ronald A. Nelson

/s/ Edward B. Sylvester	Director	February 26, 2016
Edward B. Sylvester

EXHIBIT INDEX

Exhibit Number
3(a)	Restated Articles of Incorporation (composite copy), incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.
3(b)	By-laws, as amended (composite copy), incorporated by reference to Exhibit 3(b) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission on February 26, 2010.
3(c)	Certificate of Determination of Fixed Rate Cumulative Perpetual preferred Stock, Series A of Westamerica Bancorporation dated February 10, 2009, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 13, 2009.
4(c)	Warrant to Purchase Common Stock pursuant to the Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.
10(a)*	Amended and Restated Stock Option Plan of 1995, incorporated by reference to Exhibit A to the Registrant’s definitive Proxy Statement pursuant to Regulation 14(a) filed with the Securities and Exchange Commission on March 17, 2003.
10(d)*	Westamerica Bancorporation Chief Executive Officer Deferred Compensation Agreement by and between Westamerica Bancorporation and David L. Payne, dated December 18, 1998 incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000.
10(e)*	Description of Executive Cash Bonus Program incorporated by reference to Exhibit 10(e) to Exhibit 2.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 11, 2005.
10(f)*	Non-Qualified Annuity Performance Agreement with David L. Payne dated November 19, 1997 incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.
10(g)*	Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Nonstatutory Stock Option Agreement Form incorporated by reference to Exhibit 10(g) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.
10(h)*	Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Restricted Performance Share Grant Agreement Form incorporated by reference to Exhibit 10(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.
10(i)*	Amended Westamerica Bancorporation and Subsidiaries Deferred Compensation Plan (As restated effective January 1, 2005) dated December 31, 2008 incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009.
10(j)*	Amended and Restated Westamerica Bancorporation Deferral Plan (Adopted October 26, 1995) dated December 31, 2008 incorporated by reference to Exhibit 10(j) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009.
10(k)*	Form of Restricted Performance Share Deferral Election pursuant to the Westamerica Bancorporation Deferral Plan incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006.
10(l)	Purchase and Assumption Agreement by and between Federal Deposit Insurance Corporation and Westamerica Bank dated February 6, 2009, incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 11, 2009.
10(m)	Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.
10(r)	Data Processing Agreement by and between Fidelity Information Services and Westamerica Bancorporation incorporated by reference to Exhibit 10(r) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 27, 2012.
10(s)*	Amended and Restated Stock Option Plan of 1995, incorporated by reference to Exhibit A to the Registrant’s definitive Proxy Statement pursuant to Regulation 14(a) filed with the Securities and Exchange Commission on March 13, 2012.
11.1	Statement re computation of per share earnings incorporated by reference to Note 18 of the Notes to the Consolidated Financial Statements of this report.
14	Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 10, 2004.
21	Subsidiaries of the registrant.
23(a).1	Consent of Crowe Horwath LLP
23(a).2	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2015; (ii) Consolidated Balance Sheets at December 31, 2015, and December 31, 2014; (iii) Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended December 31, 2015, (iv) Consolidated Statements of Changes in Shareholders’ Equity for each of the years in the three-year period ended December 31, 2015; (v) Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2015 and (vi) Notes to Consolidated Financial Statements.

____________

*	Indicates management contract or compensatory plan or arrangement.

**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

The Company will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to the Office of the Corporate Secretary A-2M, Westamerica Bancorporation, P.O. Box 1200, Suisun City, California 94585-1200, and payment to the Company of $.25 per page.

[The remainder of this page intentionally left blank]