Form 10-Q
period 2016-03-31
WESTAMERICA BANCORPORATION
filed 2016-05-02
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of April 22, 2016

Common Stock,	25,496,985
No Par Value

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Westamerica Bancorporation (the “Company”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", "intends", "targeted", "projected", "continue", "remain", "will", "should", "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of natural disasters, including earthquakes, fire, flood, drought, and other disasters, on the uninsured value of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values; and (13) changes in the securities markets. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2015, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. The Company undertakes no obligation to update any forward-looking statements in this report.

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	At March 31, 2016	At December 31, 2015
	(In thousands)
Assets:
Cash and due from banks	$471,164	$433,044
Investment securities available for sale	1,585,970	1,570,216
Investment securities held to maturity, with fair values of: $1,381,808 at March 31, 2016 and $1,325,699 at December 31, 2015	1,358,139	1,316,075
Loans	1,473,196	1,533,396
Allowance for loan losses	(29,487)	(29,771)
Loans, net of allowance for loan losses	1,443,709	1,503,625
Other real estate owned	8,438	9,264
Premises and equipment, net	38,045	38,693
Identifiable intangibles, net	9,526	10,431
Goodwill	121,673	121,673
Other assets	163,204	165,854
Total Assets	$5,199,868	$5,168,875

Liabilities:
Noninterest bearing deposits	$1,989,010	$2,026,049
Interest bearing deposits	2,527,740	2,514,610
Total deposits	4,516,750	4,540,659
Short-term borrowed funds	52,451	53,028
Other liabilities	91,694	42,983
Total Liabilities	4,660,895	4,636,670

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 25,438 at March 31, 2016 and 25,528 at December 31, 2015	379,893	378,858
Deferred compensation	1,533	2,578
Accumulated other comprehensive income	6,619	675
Retained earnings	150,928	150,094
Total Shareholders' Equity	538,973	532,205
Total Liabilities and Shareholders' Equity	$5,199,868	$5,168,875

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$18,353	$20,230
Investment securities available for sale	7,967	7,469
Investment securities held to maturity	7,327	6,218
Total Interest and Fee Income	33,647	33,917
Interest Expense:
Deposits	543	642
Short-term borrowed funds	9	16
Federal Home Loan Bank advances	-	1
Total Interest Expense	552	659
Net Interest and Fee Income	33,095	33,258
Provision for Loan Losses	-	-
Net Interest and Fee Income After Provision For Loan Losses	33,095	33,258
Noninterest Income:
Service charges on deposit accounts	5,248	5,707
Merchant processing services	1,529	1,703
Debit card fees	1,516	1,456
Trust fees	661	706
ATM processing fees	658	585
Other service fees	629	665
Financial services commissions	156	153
Other noninterest income	1,332	1,325
Total Noninterest Income	11,729	12,300
Noninterest Expense:
Salaries and related benefits	13,117	13,338
Occupancy	3,398	3,727
Outsourced data processing services	2,130	2,108
Furniture and equipment	1,213	1,119
Amortization of identifiable intangibles	905	1,001
Professional fees	732	548
Courier service	545	543
Other real estate owned	111	315
Other noninterest expense	3,707	4,028
Total Noninterest Expense	25,858	26,727
Income Before Income Taxes	18,966	18,831
Provision for income taxes	4,740	4,274
Net Income	$14,226	$14,557

Average Common Shares Outstanding	25,445	25,651
Average Diluted Common Shares Outstanding	25,458	25,655
Per Common Share Data:
Basic earnings	$0.56	$0.57
Diluted earnings	0.56	0.57
Dividends paid	0.39	0.38

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$14,226	$14,557
Other comprehensive income:
Increase in net unrealized gains on securities available for sale	10,241	7,418
Deferred tax expense	(4,306)	(3,119)
Increase in net unrealized gains on securities available for sale, net of tax	5,935	4,299
Post-retirement benefit transition obligation amortization	15	15
Deferred tax expense	(6)	(6)
Post-retirement benefit transition obligation amortization, net of tax	9	9
Total other comprehensive income	5,944	4,308
Total comprehensive income	$20,170	$18,865

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited)

	Common Shares Outstanding	Common Stock	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2014	25,745	$378,132	$2,711	$5,292	$140,468	$526,603
Net income for the period					14,557	14,557
Other comprehensive income				4,308		4,308
Exercise of stock options	-	-				-
Tax benefit decrease upon expiration/exercise of stock options		(865)				(865)
Stock based compensation		354				354
Stock awarded to employees	1	45				45
Retirement of common stock including repurchases	(183)	(2,708)			(5,159)	(7,867)
Dividends					(9,755)	(9,755)
Balance, March 31, 2015	25,563	$374,958	$2,711	$9,600	$140,111	$527,380

Balance, December 31, 2015	25,528	$378,858	$2,578	$675	$150,094	$532,205
Net income for the period					14,226	14,226
Other comprehensive income				5,944		5,944
Exercise of stock options	40	1,717				1,717
Tax benefit decrease upon expiration/exercise of stock options		(181)				(181)
Restricted stock activity		1,045	(1,045)			-
Stock based compensation		390				390
Stock awarded to employees	-	15				15
Retirement of common stock including repurchases	(130)	(1,951)			(3,473)	(5,424)
Dividends					(9,919)	(9,919)
Balance, March 31, 2016	25,438	$379,893	$1,533	$6,619	$150,928	$538,973

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Operating Activities:
Net income	$14,226	$14,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,065	3,930
Net amortization of deferred loan fees	(54)	(78)
Decrease in interest income receivable	1,379	812
Decrease (increase) in deferred tax asset	115	(421)
Increase in other assets	(5,602)	(822)
Stock option compensation expense	390	354
Tax benefit decrease upon expiration/exercise of stock options	181	865
Increase in income taxes payable	3,424	4,695
Increase in interest expense payable	25	21
Increase (decrease) in other liabilities	(4)	(6,158)
Writedown/loss on sale of premises and equipment	5	4
Net gain on sale of foreclosed assets	(58)	-
Writedown of foreclosed assets	126	243
Net Cash Provided by Operating Activities	18,218	18,002

Investing Activities:
Net repayments of loans	61,070	13,805
Change in payable to FDIC(1)	5,189	(692)
Purchases of investment securities available for sale	(152,128)	(354,527)
Proceeds from sale/maturity/calls of securities available for sale	166,023	185,073
Purchases of investment securities held to maturity	(56,182)	(10,359)
Proceeds from maturity/calls of securities held to maturity	33,531	30,468
Purchases of premises and equipment	(283)	(1,326)
Proceeds from sale of FRB(2)/FHLB(3) stock	-	490
Proceeds from sale of foreclosed assets	975	100
Net Cash Provided by (Used in) Investing Activities	58,195	(136,968)

Financing Activities:
Net change in deposits	(23,909)	30,891
Net change in short-term borrowings and FHLB(3) advances	(577)	(26,824)
Exercise of stock options/issuance of shares	1,717	-
Tax benefit decrease upon expiration/exercise of stock options	(181)	(865)
Retirement of common stock including repurchases	(5,424)	(7,867)
Common stock dividends paid	(9,919)	(9,755)
Net Cash Used in Financing Activities	(38,293)	(14,420)
Net Change In Cash and Due from Banks	38,120	(133,386)
Cash and Due from Banks at Beginning of Period	433,044	380,836
Cash and Due from Banks at End of Period	$471,164	$247,450

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Loan collateral transferred to other real estate owned	$217	$3,202
Securities purchases pending settlement	44,580	1,478
Supplemental disclosure of cash flow activities:
Interest paid for the period	526	775
Income tax payments for the period	1,200	-

See accompanying notes to unaudited consolidated financial statements.

(1) Federal Deposit Insurance Corporation ("FDIC")

(2) Federal Reserve Bank ("FRB")

(3) Federal Home Loan Bank ("FHLB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2: Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has identified the allowance for loan losses accounting to be the accounting area requiring the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. A discussion of the factors affecting accounting for the allowance for loan losses and purchased loans is included in the “Loan Portfolio Credit Risk” discussion below. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

FASB Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), was issued February 25, 2016. The provisions of the new standard require lessees to recognize most leases on-balance sheet, increasing reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP.

The Company will be required to adopt the ASU provisions January 1, 2019, utilizing the modified retrospective transition approach. Management is evaluating the impact that the ASU will have on the Company’s financial statements.

FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, was issued March 30, 2016. The provisions of the new standard changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification.

The Company will be required to adopt the ASU provisions January 1, 2017. Management is evaluating the impact that the ASU will have on the Company’s financial statements.

Note 3: Investment Securities

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$360,219	$668	$(158)	$360,729
Agency residential mortgage-backed securities (MBS)	198,740	1,460	(2,931)	197,269
Non-agency residential MBS	345	8	-	353
Non-agency commercial MBS	2,298	9	(5)	2,302
Obligations of states and political subdivisions	139,551	9,048	(41)	148,558
Asset-backed securities	1,680	-	(22)	1,658
FHLMC(1) and FNMA(2) stock	775	3,016	-	3,791
Corporate securities	868,796	3,670	(3,719)	868,747
Other securities	2,036	667	(140)	2,563
Total	$1,574,440	$18,546	$(7,016)	$1,585,970

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At March 31, 2016
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. government sponsored entities	$713	$12	$-	$725
Agency residential MBS	632,696	6,398	(404)	638,690
Non-agency residential MBS	9,415	87	(2)	9,500
Agency commercial MBS	16,136	36	(295)	15,877
Obligations of states and political subdivisions	699,179	18,108	(271)	717,016
Total	$1,358,139	$24,641	$(972)	$1,381,808

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

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. government sponsored entities	$764	$-	$-	$764
Agency residential MBS	595,503	1,810	(4,966)	592,347
Non-agency residential MBS	9,667	185	-	9,852
Agency commercial MBS	16,258	20	(274)	16,004
Obligations of states and political subdivisions	693,883	13,638	(789)	706,732
Total	$1,316,075	$15,653	$(6,029)	$1,325,699

The amortized cost and fair value of investment securities by contractual maturity are shown in the following tables at the dates indicated:

	At March 31, 2016
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$126,563	$126,929	$22,825	$23,380
Over 1 to 5 years	983,838	984,709	269,713	273,902
Over 5 to 10 years	257,772	265,730	295,674	304,975
Over 10 years	2,073	2,324	111,680	115,484
Subtotal	1,370,246	1,379,692	699,892	717,741
MBS	201,383	199,924	658,247	664,067
Other securities	2,811	6,354	-	-
Total	$1,574,440	$1,585,970	$1,358,139	$1,381,808

Securities available for sale at March 31, 2016 with maturity dates over one year but less than five years include $221,924  thousand (fair value) of securities of U.S. Government sponsored entities with call options on dates within one year or less.

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

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At March 31, 2016 and December 31, 2015, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of the gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At March 31, 2016
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment Positions	Fair Value	Unrealized Losses	Investment Positions	Fair Value	Unrealized Losses	Investment Positions	Fair Value	Unrealized Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	2	$39,801	$(158)	-	$-	$-	2	$39,801	$(158)
Agency residential MBS	1	7,033	(84)	30	158,762	(2,847)	31	165,795	(2,931)
Non-agency commercial MBS	-	-	-	1	837	(5)	1	837	(5)
Obligations of states and political subdivisions	4	2,291	(14)	3	1,118	(27)	7	3,409	(41)
Asset-backed securities	-	-	-	1	1,658	(22)	1	1,658	(22)
Corporate securities	40	198,880	(1,559)	43	162,806	(2,160)	83	361,686	(3,719)
Other securities	-	-	-	1	1,860	(140)	1	1,860	(140)
Total	47	$248,005	$(1,815)	79	$327,041	$(5,201)	126	$575,046	$(7,016)

[The remainder of this page intentionally left blank]

An analysis of gross unrecognized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At March 31, 2016
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment Positions	Fair Value	Unrecognized Losses	Investment Positions	Fair Value	Unrecognized Losses	Investment Positions	Fair Value	Unrecognized Losses
	($ in thousands)
Agency residential MBS	6	$13,853	$(58)	8	$34,193	$(346)	14	$48,046	$(404)
Non-agency residential MBS	1	1,366	(2)	-	-	-	1	1,366	(2)
Agency commercial MBS	-	-	-	2	13,823	(295)	2	13,823	(295)
Obligations of states and political subdivisions	30	26,386	(113)	18	15,044	(158)	48	41,430	(271)
Total	37	$41,605	$(173)	28	$63,060	$(799)	65	$104,665	$(972)

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

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2016.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of March 31, 2016, $712,412  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds. As of December 31, 2015, $738,865  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds.

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

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)

Taxable	$9,674	$7,554
Tax-exempt from regular federal income tax	5,620	6,133
Total interest income from investment securities	$15,294	$13,687

Note 4: Loans and Allowance for Loan Losses

A summary of the major categories of loans outstanding is shown in the following tables.

	At March 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$341,898	$515,183	$2,147	$109,201	$341,654	$1,310,083
Purchased covered loans:
Gross purchased covered loans	-	-	-	2,330	11,352	13,682
Purchased loan discount	-	-	-	-	(18)	(18)
Purchased non-covered loans:
Gross purchased non-covered loans	14,447	108,968	960	229	30,929	155,533
Purchased loan discount	(931)	(3,975)	-	(23)	(1,155)	(6,084)
Total	$355,414	$620,176	$3,107	$111,737	$382,762	$1,473,196

[The remainder of this page intentionally left blank]

	At December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$368,117	$517,070	$2,978	$117,631	$346,043	$1,351,839
Purchased covered loans:
Gross purchased covered loans	-	-	-	2,385	11,828	14,213
Purchased loan discount	-	-	-	(133)	(19)	(152)
Purchased non-covered loans:
Gross purchased non-covered loans	15,620	124,650	973	231	32,454	173,928
Purchased loan discount	(989)	(4,264)	-	(23)	(1,156)	(6,432)
Total	$382,748	$637,456	$3,951	$120,091	$389,150	$1,533,396

Changes in the carrying amount of impaired purchased loans were as follows:

	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
Impaired purchased loans	(In thousands)
Carrying amount at the beginning of the period	$3,887	$4,672
Reductions during the period	(2,628)	(785)
Carrying amount at the end of the period	$1,259	$3,887

Changes in the accretable yield for purchased loans were as follows:

	For the Three Months Ended March 31, 2016	For the Year Ended December 31, 2015
Accretable yield:	(In thousands)
Balance at the beginning of the period	$1,259	$2,261
Reclassification from nonaccretable difference	1,077	3,051
Accretion	(1,319)	(4,053)
Balance at the end of the period	$1,017	$1,259

Accretion	$(1,319)	$(4,053)
Change in FDIC indemnification	694	698
(Increase) in interest income	$(625)	$(3,355)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses For the Three Months Ended March 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$9,559	$4,224	$177	$1,801	$7,080	$967	$-	$5,963	$29,771
Additions:
Provision	1,214	(2)	(47)	(94)	152	(1,193)	-	(30)	-
Deductions:
Chargeoffs	(1,171)	-	-	-	(1,006)	-	-	-	(2,177)
Recoveries	245	15	-	-	457	1,176	-	-	1,893
Net loan (losses) recoveries	(926)	15	-	-	(549)	1,176	-	-	(284)
Total allowance for loan losses	$9,847	$4,237	$130	$1,707	$6,683	$950	$-	$5,933	$29,487

	Allowance for Loan Losses For the Three Months Ended March 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,460	$4,245	$644	$2,241	$7,717	$2,120	$-	$9,058	$31,485
Additions:
Provision	(110)	(137)	86	(101)	(281)	247	-	296	-
Deductions:
Chargeoffs	(60)	-	-	-	(995)	(35)	-	-	(1,090)
Recoveries	180	15	-	-	590	7	-	-	792
Net loan recoveries (losses)	120	15	-	-	(405)	(28)	-	-	(298)
Total allowance for loan losses	$5,470	$4,123	$730	$2,140	$7,031	$2,339	$-	$9,354	$31,187

The allowance for loan losses and recorded investment in loans were evaluated for impairment as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At March 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,831	$585	$-	$-	$-	$-	$-	$-	$6,416
Collectively evaluated for impairment	4,016	3,652	130	1,707	6,683	950	-	5,933	23,071
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$9,847	$4,237	$130	$1,707	$6,683	$950	$-	$5,933	$29,487
Carrying value of loans:
Individually evaluated for impairment	$13,388	$7,516	$-	$-	$-	$11,733	$-	$-	$32,637
Collectively evaluated for impairment	328,510	507,667	2,147	109,201	341,654	136,658	13,463	-	1,439,300
Purchased loans with evidence of credit deterioration	-	-	-	-	-	1,058	201	-	1,259
Total	$341,898	$515,183	$2,147	$109,201	$341,654	$149,449	$13,664	$-	$1,473,196

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,942	$585	$-	$-	$-	$-	$-	$-	$5,527
Collectively evaluated for impairment	4,617	3,639	177	1,801	7,080	967	-	5,963	24,244
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$9,559	$4,224	$177	$1,801	$7,080	$967	$-	$5,963	$29,771
Carrying value of loans:
Individually evaluated for impairment	$12,587	$5,541	$-	$-	$-	$11,777	$-	$-	$29,905
Collectively evaluated for impairment	355,530	511,529	2,978	117,631	346,043	152,038	13,855	-	1,499,604
Purchased loans with evidence of credit deterioration	-	-	-	-	-	3,681	206	-	3,887
Total	$368,117	$517,070	$2,978	$117,631	$346,043	$167,496	$14,061	$-	$1,533,396

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At March 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$321,513	$492,359	$2,147	$106,117	$340,536	$133,109	$11,938	$1,407,719
Substandard	18,544	22,824	-	3,084	843	22,329	1,744	69,368
Doubtful	1,841	-	-	-	21	18	-	1,880
Loss	-	-	-	-	254	77	-	331
Purchased loan discount	-	-	-	-	-	(6,084)	(18)	(6,102)
Total	$341,898	$515,183	$2,147	$109,201	$341,654	$149,449	$13,664	$1,473,196

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$353,474	$496,744	$2,978	$114,525	$344,876	$149,100	$12,563	$1,474,260
Substandard	14,643	20,326	-	3,106	781	24,810	1,650	65,316
Doubtful	-	-	-	-	12	18	-	30
Loss	-	-	-	-	374	-	-	374
Purchased loan discount	-	-	-	-	-	(6,432)	(152)	(6,584)
Total	$368,117	$517,070	$2,978	$117,631	$346,043	$167,496	$14,061	$1,533,396

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At March 31, 2016
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$338,683	$780	$308	$-	$2,127	$341,898
Commercial real estate	505,878	715	400	-	8,190	515,183
Construction	2,147	-	-	-	-	2,147
Residential real estate	105,355	2,350	767	-	729	109,201
Consumer installment and other	338,687	2,137	647	183	-	341,654
Total originated loans	1,290,750	5,982	2,122	183	11,046	1,310,083
Purchased non-covered loans	141,930	721	40	77	6,681	149,449
Purchased covered loans	13,635	-	29	-	-	13,664
Total	$1,446,315	$6,703	$2,191	$260	$17,727	$1,473,196

[The remainder of this page intentionally left blank]

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2015
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$365,450	$1,777	$122	$-	$768	$368,117
Commercial real estate	504,970	5,930	726	-	5,444	517,070
Construction	2,978	-	-	-	-	2,978
Residential real estate	115,575	1,202	414	-	440	117,631
Consumer installment and other	341,566	3,263	919	295	-	346,043
Total originated loans	1,330,539	12,172	2,181	295	6,652	1,351,839
Purchased non-covered loans	158,554	589	7	-	8,346	167,496
Purchased covered loans	13,929	132	-	-	-	14,061
Total	$1,503,022	$12,893	$2,188	$295	$14,998	$1,533,396

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$280	$311
Less: Interest income recognized on nonaccrual loans	(263)	(205)
Total reduction of interest income	$17	$106

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2016 and December 31, 2015.

[The remainder of this page intentionally left blank]

The following summarizes impaired loans:

	Impaired Loans At March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$2,099	$2,185	$-
Commercial real estate	16,069	20,742	-
Construction	271	271	-
Residential real estate	953	984	-
Consumer installment and other	344	451	-

Impaired loans with an allowance recorded:
Commercial	11,634	12,452	5,831
Commercial real estate	4,660	5,109	585
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$13,733	$14,637	$5,831
Commercial real estate	20,729	25,851	585
Construction	271	271	-
Residential real estate	953	984	-
Consumer installment and other	344	451	-

	Impaired Loans At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$2,917	$2,979	$-
Commercial real estate	16,309	21,168	-
Construction	271	271	-
Residential real estate	666	697	-
Consumer installment and other	350	456	-

Impaired loans with an allowance recorded:
Commercial	10,170	10,170	4,942
Commercial real estate	4,660	5,109	585
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$13,087	$13,149	$4,942
Commercial real estate	20,969	26,277	585
Construction	271	271	-
Residential real estate	666	697	-
Consumer installment and other	350	456	-

Impaired loans include troubled debt restructured loans. Impaired loans at March 31, 2016, included $19,645 thousand of restructured loans, $12,114 thousand of which were on nonaccrual status. Impaired loans at December 31, 2015, included $15,712 thousand of restructured loans, $7,464 thousand of which were on nonaccrual status.

	Impaired Loans For the Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$13,410	$133	$12,226	$146
Commercial real estate	20,849	159	18,318	257
Construction	271	-	917	-
Residential real estate	810	4	860	6
Consumer installment and other	347	6	1,254	6
Total	$35,687	$302	$33,575	$415

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings
	At March 31, 2016
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	7	$2,568	$2,156	$194
Commercial real estate	11	17,587	17,265	585
Residential real estate	1	242	224	-
Total	19	$20,397	$19,645	$779

	Troubled Debt Restructurings
	At December 31, 2015
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	6	$3,138	$2,802	$194
Commercial real estate	10	12,927	12,684	-
Residential real estate	1	242	226	-
Total	17	$16,307	$15,712	$194

During the three months ended March 31, 2016, the Company modified three loans with a carrying value of $4,757 thousand that were considered troubled debt restructurings. The concessions granted in the first quarter 2016 consisted of two modifications of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms and one court order requiring under-market terms. During the three months ended March 31, 2015, the Company modified five loans with a carrying value of $1,736 thousand that were considered troubled debt restructurings. The concessions granted in the first quarter 2015 consisted of modification of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms. During the three months ended March 31, 2016 and 2015, no troubled debt restructured loans defaulted. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

There were no loans restricted due to collateral requirements at March 31, 2016 and December 31, 2015.

There were no loans held for sale at March 31, 2016 and December 31, 2015.

At March 31, 2016 and December 31, 2015, the Company held total other real estate owned (OREO) of $8,438 thousand net of reserve of $2,102 thousand and $9,264 thousand net of reserve of $1,986 thousand, respectively, of which $-0-  thousand was foreclosed residential real estate properties. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $-0-  thousand at March 31, 2016 and December 31, 2015.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At March 31, 2016, Westamerica Bank did not have credit extended to any one entity exceeding these limits. At March 31, 2016, Westamerica Bank had 38 lending relationships with aggregate loans exceeding $5 million. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $60,660 thousand and $61,190 thousand at March 31, 2016 and December 31, 2015, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At March 31, 2016, Westamerica Bank held corporate bonds in 48 issuing entities which exceeded $5 million of each issuer.

Note 6: Other Assets

Other assets consisted of the following:

	At March 31, 2016	At December 31, 2015
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	201	201
Total cost method equity investments	14,270	14,270
Life insurance cash surrender value	49,607	48,972
Net deferred tax asset	47,069	51,748
Limited partnership investments	14,551	15,259
Interest receivable	18,795	20,174
Prepaid assets	4,732	4,771
Other assets	14,180	10,660
Total other assets	$163,204	$165,854

(1)	A bank applying for membership in the Federal Reserve System is required to subscribe to stock in the Federal Reserve Bank (FRB) in its district in a sum equal to six percent of the bank’s paid-up capital stock and surplus. One-half of the amount of the bank's subscription shall be paid to the FRB and the remaining half will be subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At March 31, 2016, this investment totaled $14,551 thousand and $2,299  thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2015, this investment totaled $15,259 thousand and $2,299  thousand of this amount represents outstanding equity capital commitments. At March 31, 2016, the $2,299 thousand of outstanding equity capital commitments are expected to be paid as follows, $453 thousand in 2016, $763 thousand in 2017, and $1,083 thousand in 2018, or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Investment loss included in pre-tax income	$675	$675
Tax credits recognized in provision for income taxes	598	658

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three months ended March 31, 2016 and year ended December 31, 2015. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three months ended March 31, 2016 and year ended December 31, 2015, no such adjustments were recorded.

The carrying values of goodwill were:

	At March 31, 2016	At December 31, 2015
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At March 31, 2016		At December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(47,628)	$56,808	$(46,782)
Merchant Draft Processing Intangible	10,300	(9,954)	10,300	(9,895)
Total Identifiable Intangible Assets	$67,108	$(57,582)	$67,108	$(56,677)

As of March 31, 2016, the current period and estimated future amortization expense for identifiable intangible assets was:

	Merchant Core Deposit Intangibles	Draft Processing Intangible	Total
	(In thousands)
For the Three Months ended March 31, 2016 (actual)	$846	$59	$905
Estimate for year ended December 31, 2016	3,292	212	3,504
2017	2,913	164	3,077
2018	1,892	29	1,921
2019	538	-	538
2020	287	-	287

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At March 31, 2016	At December 31, 2015
	(In thousands)
Noninterest-bearing	$1,989,010	$2,026,049
Interest-bearing:
Transaction	855,008	860,706
Savings	1,393,919	1,366,936
Time deposits less than $100 thousand	147,699	150,780
Time deposits $100 thousand through $250 thousand	93,460	96,971
Time deposits more than $250 thousand	37,654	39,217
Total deposits	$4,516,750	$4,540,659

Demand deposit overdrafts of $2,951  thousand and $3,038  thousand were included as loan balances at March 31, 2016 and December 31, 2015, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $137 thousand in the first quarter 2016 and $197 thousand in the first quarter 2015.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	At March 31, 2016	At December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$99,343	$98,969
Obligations of states and political subdivisions	3,250	3,975
Corporate securities	49,715	54,681
Total collateral carrying value	$152,308	$157,625
Total short-term borrowed funds	$52,451	$53,028

The $35,000 thousand unsecured line of credit expired, with no outstanding balance, March 18, 2016 and was not renewed. There was no outstanding balance at December 31, 2015.

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

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 includes federal agency securities, mortgage-backed securities, corporate securities, asset-backed securities, and municipal bonds.

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The Company relies on independent vendor pricing services to measure fair value for investment securities available for sale and investment securities held to maturity. The Company employs three pricing services. To validate the pricing of these vendors, the Company compares vendors’ pricing for each of the securities for consistency; significant pricing differences, if any, are evaluated using all available independent quotes with the quote closely affecting the market generally used as the fair value estimate. In addition, the Company conducts “other than temporary impairment (OTTI)” analysis on a quarterly basis; securities selected for OTTI analysis include all securities at a market price below 95 percent of par value or with a market to book ratio below 95:100. As with any valuation technique used to estimate fair value, changes in underlying assumptions used could significantly affect the results of current and future values. Accordingly, these fair value estimates may not be realized in an actual sale of the securities.

The Company regularly reviews the valuation techniques and assumptions used by its vendors and determines which valuation techniques are utilized based on observable market inputs for the type of securities being measured. The Company uses the information to determine the placement in the fair value hierarchy as level 1, 2 or 3. When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, or reevaluates the valuation techniques and assumptions used by its vendors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new information. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the three months ended March 31, 2016 and 2015, there were no transfers in or out of levels 1, 2 or 3. During the quarter ended June 30, 2015, the Company reevaluated the valuation techniques and assumptions used by its vendors in valuing the Company’s available for sale securities, and based on the evaluation, transferred $437,715 thousand out of level 1 and transferred $437,715 thousand into level 2. There were no transfers into level 1 or into or out of level 3. Subsequent to June 30, 2015 and through the year ended December 31, 2015, there were no transfers into or out of levels 1, 2 or 3.

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At March 31, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
Securities of U.S. Government sponsored entities	$360,729	$-	$360,729	$-
Agency residential MBS	197,269	-	197,269	-
Non-agency residential MBS	353		353	-
Non-agency commercial MBS	2,302	-	2,302	-
Obligations of states and political subdivisions	148,558	-	148,558	-
Asset-backed securities	1,658	-	1,658	-
FHLMC and FNMA stock	3,791	6	3,785	-
Corporate securities	868,747	-	868,747	-
Other securities	2,563	703	1,860	-
Total securities available for sale	$1,585,970	$709	$1,585,261	$-

	At December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
Securities of U.S. Government sponsored entities	$301,882	$-	$301,882	$-
Agency residential MBS	202,544	-	202,544	-
Non-agency residential MBS	370		370	-
Non-agency commercial MBS	2,379	-	2,379	-
Obligations of states and political subdivisions	157,509	-	157,509	-
Asset-backed securities	2,003	-	2,003	-
FHLMC and FNMA stock	4,329	7	4,322	-
Corporate securities	896,369	-	896,369	-
Other securities	2,831	991	1,840	-
Total securities available for sale	$1,570,216	$998	$1,569,218	$-

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at March 31, 2016 and December 31, 2015, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At March 31, 2016				For the Three Months Ended March 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$8,438	$-	$-	$8,438	$(126)
Impaired loans	16,208	-	-	16,208	(814)
Total assets measured at fair value on a nonrecurring basis	$24,646	$-	$-	$24,646	$(940)

	At December 31, 2015				For the Year Ended December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$9,264	$-	$-	$9,264	$(320)
Impaired loans	15,633	-	-	15,633	(449)
Total assets measured at fair value on a nonrecurring basis	$24,897	$-	$-	$24,897	$(769)

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

Investment Securities Held to Maturity The fair values of investment securities were estimated using quoted prices as described above for Level 2 valuation.

Loans Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $29,487 thousand at March 31, 2016 and $29,771 thousand at December 31, 2015 and the purchased loan discount associated with purchased covered and purchased non-covered loans of $18 thousand and $6,084 thousand, respectively at March 31, 2016 and $152 thousand and $6,432 thousand, respectively at December 31, 2015 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At March 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:	(In thousands)
Cash and due from banks	$471,164	$471,164	$471,164	$-	$-
Investment securities held to maturity	1,358,139	1,381,808	-	1,381,808	-
Loans	1,443,709	1,464,418	-	-	1,464,418

Financial Liabilities:
Deposits	$4,516,750	$4,515,926	$-	$4,237,937	$277,989
Short-term borrowed funds	52,451	52,451	-	52,451	-

	At December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:	(In thousands)
Cash and due from banks	$433,044	$433,044	$433,044	$-	$-
Investment securities held to maturity	1,316,075	1,325,699	-	1,325,699	-
Loans	1,503,625	1,517,394	-	-	1,517,394

Financial Liabilities:
Deposits	$4,540,659	$4,539,455	$-	$4,253,691	$285,764
Short-term borrowed funds	53,028	53,028	-	53,028	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $321,077 thousand and $299,884 thousand at March 31, 2016 and December 31, 2015, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $23,581 thousand and $26,149 thousand at March 31, 2016 and December 31, 2015, respectively. The Company also had commitments for commercial and similar letters of credit of $-0- thousand at March 31, 2016 and $40 thousand at December 31, 2015. At March 31, 2016 and December 31, 2015, the Company had a reserve for unfunded commitments of $2,593 thousand, included in other liabilities.

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

	For the Three Months Ended
	March 31,
	2016	2015
	(In thousands, except per share data)
Net income (numerator)	$14,226	$14,557
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	25,445	25,651
Basic earnings per common share	$0.56	$0.57
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	25,445	25,651
Add common stock equivalents for options	23	4
Weighted average number of common shares outstanding - diluted (denominator)	25,468	25,655
Diluted earnings per common share	$0.56	$0.57

For the three months ended March 31, 2016 and 2015, options to purchase 1,297 thousand and 1,775 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months Ended
	March 31,	March 31,	December 31,
	2016	2015	2015
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)(1)	$36,447	$36,930	$36,734
Provision for Loan Losses	-	-	-
Noninterest Income	11,729	12,300	11,305
Noninterest Expense	25,858	26,727	25,504
Income Before Income Taxes (FTE)(1)	22,318	22,503	22,535
Provision for Income Taxes (FTE)(1)	8,092	7,946	7,957
Net Income	$14,226	$14,557	$14,578

Average Common Shares Outstanding	25,445	25,651	25,528
Average Diluted Common Shares Outstanding	25,468	25,655	25,555
Common Shares Outstanding at Period End	25,438	25,563	25,528

Per Common Share:
Basic Earnings	$0.56	$0.57	$0.57
Diluted Earnings	0.56	0.57	0.57
Book Value Per Common Share	$21.19	$20.63	$20.85

Financial Ratios:
Return On Assets	1.11%	1.17%	1.12%
Return On Common Equity	10.85%	11.44%	11.01%
Net Interest Margin (FTE)(1)	3.34%	3.43%	3.32%
Net Loan Losses to Average Loans	0.08%	0.07%	0.07%
Efficiency Ratio(2)	53.7%	54.3%	53.1%

Average Balances:
Assets	$5,174,804	$5,059,537	$5,168,805
Earning Assets	4,381,423	4,342,031	4,411,599
Loans	1,500,616	1,683,748	1,543,591
Deposits	4,537,548	4,402,946	4,536,256
Shareholders' Equity	527,177	516,086	525,277

Period End Balances:
Assets	$5,199,868	$5,035,777	$5,168,875
Earning Assets	4,417,305	4,476,435	4,419,687
Loans	1,473,196	1,683,884	1,533,396
Deposits	4,516,750	4,380,076	4,540,659
Shareholders' Equity	538,973	527,380	532,205

Capital Ratios at Period End:
Total Risk Based Capital	13.51%	13.08%	13.39%
Tangible Equity to Tangible Assets	8.04%	8.01%	7.94%

Dividends Paid Per Common Share	$0.39	$0.38	$0.39
Common Dividend Payout Ratio	70%	67%	68%

The above financial summary has been derived from the Company's unaudited consolidated financial statements. This information should be read in conjunction with those statements, notes and the other information included elsewhere herein. Percentages under the heading "Financial Ratios" are annualized with the exception of the efficiency ratio.

(1)	Yields on securities and certain loans have been adjusted upward to an FTE basis, which is a non-GAAP financial measure, in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

(2)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on an FTE basis, which is a non-GAAP financial measure, and noninterest income).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries’ (the “Company’s”) principal source of revenue is net interest and fee income, which represents interest earned on loans and investment securities (“interest-earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). The relatively low level of market interest rates has reduced the spread between interest rates on earning assets and interest bearing liabilities. The Company’s net interest margin and net interest income declined as market interest rates on newly originated loans remain below the yields earned on older-dated loans and on the overall loan portfolio. The Company’s loan portfolio has declined from the first quarter 2015 through the first quarter 2016; Management has been avoiding long-dated, low-yielding loans given historically low interest rates. Management has also maintained, in their opinion, conservative loan underwriting, terms and conditions. During this period, the investment portfolio has grown. The Company has been reducing its exposure to rising interest rates by purchasing shorter-duration investment securities, which have lower yields than longer-duration securities. The changing composition of interest earning assets and low market interest rates has pressured the net interest margin on a fully taxable equivalent (“FTE”) basis. The net interest margin in the first quarter 2016 increased from the fourth quarter 2015 reflecting the Federal Open Market Committee’s (“FOMC”s) 0.25 percent increase in the federal funds rate on December 16, 2015, which increased yields on loans and investment securities with floating rates. In the first quarter 2016 the Company’s average checking and savings deposits were 6 percent higher than in the first quarter 2015. The growth in lower-costing deposit products contributed to lowering the funding cost from 0.06 percent in the first quarter 2015 to 0.05 percent in the first quarter 2016. Management is focused on controlling all noninterest expense levels, particularly due to market interest rate pressure on net interest income.

The Company presents its net interest margin and net interest income on a FTE basis using the current statutory federal tax rate, which is a non-generally accepted accounting principles (GAAP) financial measure. Management believes the FTE basis is valuable to the reader because the Company’s loan and investment securities portfolios contain a relatively large portion of municipal loans and securities that are federally tax exempt. The Company’s tax exempt loans and securities composition may not be similar to that of other banks, therefore in order to reflect the impact of the federally tax exempt loans and securities on the net interest margin and net interest income for comparability with other banks, the Company presents its net interest margin and net interest income on a FTE basis.

The Company’s significant accounting policies (see Note 1 (“Summary Significant Accounting Policies”) to Financial Statements in the Company’s 2015 Form 10-K) are fundamental to understanding the Company’s results of operations and financial condition. There have been no changes to the Company’s significant accounting policies during the first quarter of 2016.

The Company reported first quarter 2016 net income of $14.2 million or $0.56 diluted earnings per common share. These results compare to net income of $14.6 million or $0.57 diluted earnings per common share and $14.6 million or $0.57 diluted earnings per common share for both the first and fourth quarters 2015.

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2016	2015	2015
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$36,447	$36,930	$36,734
Provision for loan losses	-	-	-
Noninterest income	11,729	12,300	11,305
Noninterest expense	25,858	26,727	25,504
Income before taxes (FTE)	22,318	22,503	22,535
Income tax provision (FTE)	8,092	7,946	7,957
Net income	$14,226	$14,557	$14,578

Average diluted common shares	25,468	25,655	25,555
Diluted earnings per common share	$0.56	$0.57	$0.57

Average total assets	$5,174,804	$5,059,537	$5,168,805
Net income to average total assets (annualized)	1.11%	1.17%	1.12%
Net income to average common shareholders' equity (annualized)	10.85%	11.44%	11.01%

Net income for the first quarter of 2016 was $331 thousand less than the same quarter of 2015, the net result of lower net interest and loan fee income (FTE), lower noninterest income and higher income tax provision (FTE), partially offset by lower noninterest expense. A decrease in net interest and fee income (FTE) was mostly attributed to lower average balances of loans and lower composite yield on investments, partially offset by higher average balances of investments and the effect of one additional accrual day. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest income decreased primarily due to reduced levels of service charges on deposit accounts and lower merchant credit card fees. Noninterest expense decreased mostly due to lower salaries and related benefit expense caused by employee attrition, occupancy cost reductions from branch closures, and lower expense for foreclosed properties. The income tax provision (FTE) was higher in the first quarter 2016 due to reduced levels of federally tax-exempt income on interest-earning assets relative to pre-tax income, and lower tax credits.

Comparing the first quarter of 2016 with the fourth quarter of 2015, net income decreased $352 thousand due to lower net interest and loan fee income (FTE), higher noninterest expense and higher income tax provision (FTE), partially offset by higher noninterest income. The lower net interest and fee income (FTE) was primarily caused by lower average balances of loans and the effect of one less accrual day, partially offset by higher average balances of investments and the effect of the FOMC’s 0.25 percent increase in the federal funds rate on December 16, 2015 on interest-earning assets with floating rates. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest income increased primarily due to higher merchant credit card fees. Noninterest expense increased mostly due to seasonally high payroll taxes, higher expenses for information technology upgrades, partially offset by cost savings from branch closures. Income tax provision (FTE) increased because the fourth quarter 2015 provision (FTE) was higher in the first quarter 2016 due to reduced levels of federally tax-exempt income on interest-earning assets relative to pre-tax income, and lower tax credits.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2016	2015	2015
	(In thousands)
Interest and loan fee income	$33,647	$33,917	$33,888
Interest expense	552	659	563
FTE adjustment	3,352	3,672	3,409
Net interest and loan fee income (FTE)	$36,447	$36,930	$36,734

Average earning assets	$4,381,423	$4,342,031	$4,411,599
Net interest margin (FTE) (annualized)	3.34%	3.43%	3.32%

Net interest and loan fee income (FTE) decreased during the first quarter 2016 by $483 thousand from the same period in 2015, mainly due to lower average balances of loans (down $183 million) and lower yields on investments (down 1 basis point or “bp”), partially offset by higher average balances of investments (up $223 million), higher yields on loans (up 5 bp) and the effect of one additional accrual day.

Comparing the first quarter of 2016 with the fourth quarter of 2015, net interest and loan fee income (FTE) decreased $287 thousand due to lower average balances of loans (down $43 million) and the effect of one less accrual day, partially offset by higher average balances of investments (up $13 million) and higher yields on interest-earning assets (up 2 bp).

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

Yields on interest-earning assets declined due to relatively low interest rates prevailing in the market. The net interest margin (FTE) was 3.34% in the first quarter 2016, 3.43% in the first quarter 2015 and 3.32% in the fourth quarter 2015. The net interest margin (FTE) was affected by declining market interest rates until the FOMC’s 0.25 percent increase in the federal funds rate on December 16, 2015, which increased yields on loans and investment securities with floating rates. The volume of older-dated higher-yielding loans declined due to principal maturities and paydowns. The Company, in anticipation of rising interest rates, has been purchasing floating rate and shorter-duration investment securities with lower yields than longer-duration securities to increase liquidity. The Company’s high levels of liquidity will provide an opportunity to obtain higher yielding assets assuming market interest rates start rising.

The Company has been replacing higher-cost funding sources with low-cost deposits and interest expense has declined to offset some of the decline in interest income. Average balances of time deposits declined $96 million from the first quarter 2015 to first quarter 2016 while lower-cost checking and savings deposits grew 6% in the same period. Average balances of checking and saving deposits accounted for 93.7% of average total deposits in the first quarter 2016 compared with 91.4% and 93.5% in the first and fourth quarters 2015.

[The remainder of this page intentionally left blank]

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated (percentages are annualized.):

	For the Three Months Ended
	March 31,		December 31,
	2016	2015	2015
Yield on earning assets (FTE)	3.39%	3.49%	3.37%
Rate paid on interest-bearing liabilities	0.09%	0.10%	0.09%
Net interest spread (FTE)	3.30%	3.39%	3.28%
Impact of noninterest-bearing funds	0.04%	0.04%	0.04%
Net interest margin (FTE)	3.34%	3.43%	3.32%

During 2015, the net interest margin (FTE) was affected by low market interest rates. The volume of older-dated higher-yielding loans and securities declined due to principal maturities and paydowns. Management has been avoiding long-dated, low-yielding loans given historically low interest rates. Management has also maintained conservative loan underwriting, terms and conditions. During this period, the investment portfolio has grown. The changing composition of interest-earning assets and low market rates has pressured the net interest margin. The increase in the net interest margin from the fourth quarter 2015 to the first quarter 2016 reflects the FOMC’s 0.25% increase in the federal funds rate on December 16, 2015, which increased yields on loans and investment securities which have floating rates. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost time deposits.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2016
	Average Balance	Interest Income/ Expense	Yields/ Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,046,547	$9,674	1.89%
Tax-exempt (1)	834,260	8,636	4.14%
Total investments (1)	2,880,807	18,310	2.54%
Loans:
Taxable	1,429,106	17,726	4.99%
Tax-exempt (1)	71,510	963	5.41%
Total loans (1)	1,500,616	18,689	5.01%
Total Interest-earning assets (1)	4,381,423	36,999	3.39%
Other assets	793,381
Total assets	$5,174,804

Liabilities and shareholders' equity
Noninterest-bearing demand	$1,993,986	$-	-%
Savings and interest-bearing transaction	2,259,681	293	0.05%
Time less than $100,000	160,190	113	0.28%
Time $100,000 or more	123,691	137	0.44%
Total interest-bearing deposits	2,543,562	543	0.09%
Short-term borrowed funds	57,846	9	0.07%
Total interest-bearing liabilities	2,601,408	552	0.09%
Other liabilities	52,233
Shareholders' equity	527,177
Total liabilities and shareholders' equity	$5,174,804
Net interest spread (1) (2)			3.30%
Net interest and fee income and interest margin (1) (3)		$36,447	3.34%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2015
	Average Balance	Interest Income/ Expense	Yields/ Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$1,788,223	$7,554	1.69%
Tax-exempt (1)	870,060	9,422	4.33%
Total investments (1)	2,658,283	16,976	2.55%
Loans:
Taxable	1,604,842	19,517	4.93%
Tax-exempt (1)	78,906	1,096	5.63%
Total loans (1)	1,683,748	20,613	4.96%
Total interest-earning assets (1)	4,342,031	37,589	3.49%
Other assets	717,506
Total assets	$5,059,537

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,919,820	$-	-%
Savings and interest-bearing transaction	2,103,115	279	0.05%
Time less than $100,000	180,760	166	0.37%
Time $100,000 or more	199,251	197	0.40%
Total interest-bearing deposits	2,483,126	642	0.10%
Short-term borrowed funds	86,354	16	0.08%
Federal Home Loan Bank advances	2,004	1	0.20%
Total interest-bearing liabilities	2,571,484	659	0.10%
Other liabilities	52,147
Shareholders' equity	516,086
Total liabilities and shareholders' equity	$5,059,537
Net interest spread (1) (2)			3.39%
Net interest and fee income and interest margin (1) (3)		$36,930	3.43%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended December 31, 2015
	Average Balance	Interest Income/ Expense	Yields/ Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,035,421	$9,406	1.85%
Tax-exempt (1)	832,587	8,734	4.20%
Total investments (1)	2,868,008	18,140	2.53%
Loans:
Taxable	1,470,845	18,130	4.89%
Tax-exempt (1)	72,746	1,027	5.60%
Total loans (1)	1,543,591	19,157	4.93%
Total interest-earning assets (1)	4,411,599	37,297	3.37%
Other assets	757,206
Total assets	$5,168,805

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$2,036,470	$-	-%
Savings and interest-bearing transaction	2,206,732	288	0.05%
Time less than $100,000	164,351	122	0.29%
Time $100,000 or more	128,703	144	0.44%
Total interest-bearing deposits	2,499,786	554	0.09%
Short-term borrowed funds	54,661	9	0.06%
Total interest-bearing liabilities	2,554,447	563	0.09%
Other liabilities	52,611
Shareholders' equity	525,277
Total liabilities and shareholders' equity	$5,168,805
Net interest spread (1) (2)			3.28%
Net interest and fee income and interest margin (1) (3)		$36,734	3.32%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2016
	Compared with
	For the Three Months Ended March 31, 2015
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$1,091	$1,029	$2,120
Tax-exempt (1)	(388)	(398)	(786)
Total investments (1)	703	631	1,334
Loans:
Taxable	(2,008)	217	(1,791)
Tax-exempt (1)	(97)	(36)	(133)
Total loans (1)	(2,105)	181	(1,924)
Total (decrease) increase in interest and loan fee income (1)	(1,402)	812	(590)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	23	(9)	14
Time less than $100,000	(19)	(34)	(53)
Time $100,000 or more	(74)	14	(60)
Total interest-bearing deposits	(70)	(29)	(99)
Short-term borrowed funds	(5)	(2)	(7)
Federal Home Loan Bank advances	(1)	-	(1)
Total decrease in interest expense	(76)	(31)	(107)
(Decrease) increase in net interest and loan fee income (1)	$(1,326)	$843	$(483)

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2016
	Compared with
	For the Three Months Ended December 31, 2015
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$51	$217	$268
Tax-exempt (1)	18	(116)	(98)
Total investments (1)	69	101	170
Loans:
Taxable	(655)	251	(404)
Tax-exempt (1)	(22)	(42)	(64)
Total loans (1)	(677)	209	(468)
Total (decrease) increase in interest and loan fee income (1)	(608)	310	(298)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	4	1	5
Time less than $100,000	(4)	(5)	(9)
Time $100,000 or more	(7)	0	(7)
Total interest-bearing deposits	(7)	(4)	(11)
Short-term borrowed funds	-	-	-
Total decrease in interest expense	(7)	(4)	(11)
(Decrease) increase in net interest and loan fee income (1)	$(601)	$314	$(287)

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

Provision for Loan Losses

The Company manages credit costs by consistently enforcing, in management’s opinion, conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for loan losses reflects Management's assessment of credit risk in the loan portfolio during each of the periods presented.

The Company provided no provision for loan losses in the first quarter of 2016 and the first and fourth quarters of 2015. The provision for loan losses is determined based on Management’s evaluation of credit quality for the loan portfolio. The Company recorded purchased County Bank and Sonoma Valley Bank loans at estimated fair value upon the acquisition dates, February 6, 2009 and August 20, 2010, respectively. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans secured by single-family residential real estate are “covered” through February 6, 2019 by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. The FDIC indemnification of purchased County Bank non-single-family residential secured loans expired February 6, 2014. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2016	2015	2015
	(In thousands)

Service charges on deposit accounts	$5,248	$5,707	$5,259
Merchant processing services	1,529	1,703	1,368
Debit card fees	1,516	1,456	1,557
Trust fees	661	706	671
ATM processing fees	658	585	569
Other service fees	629	665	648
Financial services commissions	156	153	168
Other noninterest income	1,332	1,325	1,065
Total	$11,729	$12,300	$11,305

Noninterest income for the first quarter 2016 declined by $571 thousand or 4.6% from the same period in 2015. Service charges on deposits decreased $459 thousand due to declines in fees charged on overdrawn and insufficient funds accounts (down $232 thousand) and lower fees on analyzed accounts (down $205 thousand). Merchant processing services fees decreased $174 thousand primarily because larger sales relationships with low margins accounted for a significant portion of transaction volumes.

In the first quarter 2016, noninterest income increased $424 thousand or 3.8% compared with the fourth quarter 2015 mostly due to a $161 thousand increase in merchant processing services fees primarily due to the improved margin mix of transaction volumes.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2016	2015	2015
	(In thousands)

Salaries and related benefits	$13,117	$13,338	$12,398
Occupancy	3,398	3,727	3,761
Outsourced data processing services	2,130	2,108	2,107
Furniture and equipment	1,213	1,119	1,081
Amortization of identifiable intangibles	905	1,001	948
Professional fees	732	548	614
Courier service	545	543	585
Other real estate owned	111	315	53
Other noninterest expense	3,707	4,028	3,957
Total	$25,858	$26,727	$25,504

Noninterest expense decreased $869 thousand in the first quarter 2016 compared with the same period in 2015. Salaries and related benefits declined $221 thousand in the first quarter 2016 compared with the same period in 2015 mostly due to employee attrition. Occupancy expense decreased $329 thousand in the first quarter 2016 compared with the same period in 2015 mostly due to branch closures and lease expiration of a non-branch building. Expenses for other real estate owned in the first quarter 2016 included lower net writedowns than in the first quarter 2015. Professional fees increased $184 thousand due to higher legal fees associated with nonperforming assets, partially offset by lower audit fees.

In the first quarter 2016, noninterest expense increased $354 thousand compared with the fourth quarter 2015. Salaries and related benefits increased $719 thousand primarily due to seasonally higher payroll taxes and other employee benefits. Furniture and equipment expense increased $132 thousand mainly due to information technology upgrades. Occupancy expense decreased $363 thousand in the first quarter 2016 compared with the fourth quarter 2015 mostly due to branch closures and lease expiration of a non-branch building.

Provision for Income Tax

During the first quarter 2016, the Company recorded an income tax provision (FTE) of $8.1 million, compared with $7.9 million and $8.0 million for the first and fourth quarters 2015, respectively. The current quarter provision represents an effective tax rate (FTE) of 36.3%, compared with 35.3% for the first and fourth quarters 2015. The higher effective tax rate (FTE) for the first quarter 2016 was attributable to reduced levels of federally tax-exempt income on interest-earning assets relative to pre-tax income, and lower tax credits.

Investment Portfolio

The Company maintains a securities portfolio consisting of securities issued by U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

Management has increased the investment portfolio in response to deposit growth and loan volume declines. The carrying value of the Company’s investment securities portfolio was $2.9 billion as of March 31, 2016, an increase of $58 million compared to December 31, 2015.

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

The Company’s positioning of the balance sheet for rising interest rates has resulted in the purchase of floating rate corporate bonds, federal agency bonds, mortgage-backed securities, and short-term state and municipal bonds. As of March 31, 2016, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities.

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

The following tables summarize the total general obligation and revenue bonds in the Company’s investment securities portfolios as of the dates indicated identifying the state in which the issuing government municipality or agency operates.

At March 31, 2016, the Company’s investment securities portfolios included securities issued by 724 state and local government municipalities and agencies located within 44 states with a fair value of $865.6 million. None of the Company’s investment securities were issued by Puerto Rican government entities. The largest exposure to any one municipality or agency was $10.4 million (fair value) represented by nine general obligation bonds.

[The remainder of this page intentionally left blank]

	At March 31, 2016
	Amortized Cost	Fair Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$117,077	$121,044
Texas	62,100	63,777
Pennsylvania	44,848	45,481
New Jersey	40,373	41,362
Minnesota	31,677	32,395
Other (34 states)	244,003	252,276
Total general obligation bonds	$540,078	$556,335

Revenue bonds:
California	$49,074	$51,284
Pennsylvania	26,267	26,647
Kentucky	23,998	24,653
Iowa	18,138	18,766
Colorado	16,141	16,728
Other (31 states)	165,034	171,161
Total revenue bonds	$298,652	$309,239
Total obligations of states and political subdivisions	$838,730	$865,574

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

At March 31, 2016, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 22 revenue sources. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following table.

	At March 31, 2016
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source:
Water	$60,731	$63,843
Sewer	44,560	46,084
Sales tax	31,653	33,187
Lease (renewal)	25,359	26,068
College & University	18,412	18,747
Lease (abatement)	16,956	17,759
Other	100,981	103,551
Total revenue bonds by revenue source	$298,652	$309,239

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

	At December 31, 2015
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source:
Water	$62,661	$65,412
Sewer	45,912	47,242
Sales tax	31,680	32,945
Lease (renewal)	21,673	22,227
College & University	17,967	18,215
Lease (abatement)	17,017	17,769
Other	99,406	101,517
Total revenue bonds by revenue source	$296,316	$305,327

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

[The remainder of this page intentionally left blank]

Nonperforming Assets

	At March 31,		At December 31,
	2016	2015	2015
	(In thousands)
Originated:
Nonperforming nonaccrual loans	$9,205	$3,315	$6,302
Performing nonaccrual loans	1,841	26	350
Total nonaccrual loans	11,046	3,341	6,652
Accruing loans 90 or more days past due	183	191	295
Total nonperforming loans	11,229	3,532	6,947
Other real estate owned	4,786	5,483	5,829
Total nonperforming assets	$16,015	$9,015	$12,776

Purchased covered:
Nonperforming nonaccrual loans	$-	$-	$-
Performing nonaccrual loans	-	-	-
Total nonaccrual loans	-	-	-
Accruing loans 90 or more days past due	-	-	-
Total nonperforming loans	-	-	-
Other real estate owned	-	486	-
Total nonperforming assets	$-	$486	$-

Purchased non-covered:
Nonperforming nonaccrual loans	$6,601	$8,952	$8,346
Performing nonaccrual loans	80	1,093	-
Total nonaccrual loans	6,681	10,045	8,346
Accruing loans 90 or more days past due	77	-	-
Total nonperforming loans	6,758	10,045	8,346
Other real estate owned	3,652	3,264	3,435
Total nonperforming assets	$10,410	$13,309	$11,781

Total nonperforming assets	$26,425	$22,810	$24,557

At March 31, 2016, two loans secured by commercial real estate totaling $10,990 thousand were on nonaccrual status. The remaining fourteen nonaccrual loans held at March 31, 2016 had an average carrying value of $481 thousand and the largest carrying value was $1,984 thousand.

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

The following table summarizes the allowance for loan losses, chargeoffs and recoveries of the Company for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2016	2015	2015
	(In thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$29,771	$31,485	$30,036
Provision for loan losses	-	-	-
Provision for unfunded commitments	-	-	-
Loans charged off
Commercial	(1,171)	(60)	(56)
Commercial real estate	-	-	-
Consumer installment and other	(1,006)	(995)	(1,149)
Purchased non-covered loans	-	(35)	-
Total chargeoffs	(2,177)	(1,090)	(1,205)
Recoveries of loans previously charged off
Commercial	245	180	339
Commercial real estate	15	15	15
Construction	-	-	45
Consumer installment and other	457	590	537
Purchased non-covered loans	1,176	7	4
Total recoveries	1,893	792	940
Net loan losses	(284)	(298)	(265)
Balance, end of period	$29,487	$31,187	$29,771
Net loan (losses) recoveries:
Originated loans	$(1,460)	$(270)	$(269)
Purchased non-covered loans	1,176	(28)	4
Net loan losses as a percentage of average total loans (annualized)	0.08%	0.07%	0.07%

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of March 31, 2016 are economic and business conditions $1.3 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $1.1 million, adequacy of lending Management and staff $1.2 million, concentrations of credit $2.4 million, and other factors.

	Allowance for Loan Losses For the Three Months Ended March 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$9,559	$4,224	$177	$1,801	$7,080	$967	$-	$5,963	$29,771
Additions:
Provision	1,214	(2)	(47)	(94)	152	(1,193)	-	(30)	-
Deductions:
Chargeoffs	(1,171)	-	-	-	(1,006)	-	-	-	(2,177)
Recoveries	245	15	-	-	457	1,176	-	-	1,893
Net loan (losses) recoveries	(926)	15	-	-	(549)	1,176	-	-	(284)
Total allowance for loan losses	$9,847	$4,237	$130	$1,707	$6,683	$950	$-	$5,933	$29,487

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At March 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,831	$585	$-	$-	$-	$-	$-	$-	$6,416
Collectively evaluated for impairment	4,016	3,652	130	1,707	6,683	950	-	5,933	23,071
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$9,847	$4,237	$130	$1,707	$6,683	$950	$-	$5,933	$29,487
Carrying value of loans:
Individually evaluated for impairment	$13,388	$7,516	$-	$-	$-	$11,733	$-	$-	$32,637
Collectively evaluated for impairment	328,510	507,667	2,147	109,201	341,654	136,658	13,463	-	1,439,300
Purchased loans with evidence of credit deterioration	-	-	-	-	-	1,058	201	-	1,259
Total	$341,898	$515,183	$2,147	$109,201	$341,654	$149,449	$13,664	$-	$1,473,196

Management considers the $29.5 million allowance for loan losses to be adequate as a reserve against loan losses inherent in the loan portfolio as of March 31, 2016.

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

The Federal Open Market Committee (“FOMC”) increased the target range for the federal funds rate to 1/4 to 1/2 percent on December 16, 2015. Subsequently, interest rates on intermediate-term and long-term United States Treasury obligations declined from January 1, 2016 through March 31, 2016. In this context, Management expects a high level of uncertainty in regard to interest rate levels in the immediate term, and Management’s most likely earnings forecast for the twelve months ending March 31, 2017 assumes market interest rates will either remain at relatively low levels or short-term rates will rise gradually.

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

The Company’s asset and liability position was slightly “asset sensitive” at March 31, 2016, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management’s interest rate risk management is currently biased toward stable or gradually increasing interest rates in the near-term and intermediate-term. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

[The remainder of this page intentionally left blank]

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98  percent of funding for average total assets in the first quarter 2016 and 97 percent in 2015. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $2.9 billion in total investment securities at March 31, 2016. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At March 31, 2016, such collateral requirements totaled approximately $712 million.

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

Management will monitor the Company’s cash levels throughout 2016. Loan demand from credit-worthy borrowers will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service, new regulations and market conditions. The Company does not aggressively solicit higher-costing time deposits; as a result, Management anticipates such deposits will decline. Changes in interest rates, most notably rising interest rates, could impact deposit volumes. Depending on economic conditions, interest rate levels, liquidity management and a variety of other conditions, deposit growth may be used to fund loans or purchase investment securities. However, due to possible volatility in economic conditions, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

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

The Bank’s dividends paid to the Parent Company and proceeds from the exercise of stock options provided adequate cash flow for the Parent Company to pay shareholder dividends of $10 million in the first quarter 2016 and $39 million in 2015, and retire common stock in the amount of $5 million and $15 million, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 10.9% (annualized) in the first quarter 2016, 11.3% in 2015 and 11.6% in 2014. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $2 million in the first quarter 2016 compared with $5 million in 2015 and $12 million in 2014.

The Company paid common dividends totaling $10 million in the first quarter 2016, $39 million in 2015 and $40 million in 2014, which represent dividends per common share of $0.39, $1.53 and $1.52, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 130 thousand shares valued at $5 million in the first quarter 2016, 344 thousand shares valued at $15 million in 2015 and 1.0 million shares valued at $53 million in 2014.

The Company's primary capital resource is shareholders' equity, which was $539 million at March 31, 2016 compared with $532 million at December 31, 2015. The Company's ratio of equity to total assets was 10.37% at March 31, 2016 and 10.30% at December 31, 2015.

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

Banking organizations that are not subject to the “advanced approaches rule” began complying with the final rule on January 1, 2015; on such date, the Company and the Bank became subject to the revised definitions of regulatory capital, the new minimum regulatory capital ratios, and various regulatory capital adjustments and deductions according to transition provisions and timelines. All banking organizations began calculating standardized total risk-weighted assets on January 1, 2015. The transition period for the capital conservation buffer for all banking organizations began on January 1, 2016 and will end January 1, 2019. Any bank subject to the rule which is unable to maintain its “capital conservation buffer” will be restricted in the payment of discretionary executive compensation and shareholder distributions, such as dividends and share repurchases.

The final rule did not supersede provisions of the Federal Deposit Insurance Corporation Improvement Act (FDICIA) requiring federal banking agencies to take prompt corrective action (PCA) to resolve problems of insured depository institutions. The final rule revised the PCA thresholds to incorporate the higher minimum levels of capital, including the “common equity tier 1” ratio.

The capital ratios for the Company and the Bank under the new capital framework are presented in the table below.

			Transitional Minimum Regulatory Requirement		Minimum Regulatory Requirement		Well-capitalized by Regulatory Definition Under FDICIA
	At March 31, 2016		Effective		Effective		Effective
	Company	Bank	January 1, 2016		January 1, 2019		January 1, 2015

Common Equity Tier I Capital	13.22%	11.34%	5.125	%(1)	7.00	%(2)	6.50%
Tier I Capital	13.22%	11.34%	6.625	%(1)	8.50	%(2)	8.00%
Total Capital	13.51%	11.71%	8.625	%(1)	10.50	%(2)	10.00%
Leverage Ratio	7.99%	6.81%	4.000%		4.00%		5.00%

(1) Includes 0.625% capital conservation buffer.

(2) Includes 2.5% capital conservation buffer.

			Transitional Minimum Regulatory Requirement	Minimum Regulatory Requirement		Well-capitalized by Regulatory Definition Under FDICIA
	At December 31, 2015		Effective	Effective		Effective
	Company	Bank	January 1, 2015	January 1, 2019		January 1, 2015

Common Equity Tier I Capital	12.82%	11.00%	4.50%	7.00	%(3)	6.50%
Tier I Capital	12.82%	11.00%	6.00%	8.50	%(3)	8.00%
Total Capital	13.39%	11.68%	8.00%	10.50	%(3)	10.00%
Leverage Ratio	7.99%	6.82%	4.00%	4.00%		5.00%

(3) Includes 2.5% capital conservation buffer.

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2016.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any material pending legal proceeding, nor is its property the subject of any material pending legal proceeding, other than ordinary routine legal proceedings arising in the ordinary course of the Company’s business. None of these proceedings is expected to have a material adverse impact upon the Company’s business, financial position or results of operations.

Item 1A. Risk Factors

The Company’s Form 10-K as of December 31, 2015 includes detailed disclosure about the risks faced by the Company’s business; such risks have not materially changed since the Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended March 31, 2016 (in thousands, except per share data).

	2016
Period	(a) Total Number of shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
January 1 through January 31	95	$41.38	95	1,632
February 1 through February 29	35	41.92	35	1,597
March 1 through March 31	-	-	-	1,597
Total	130	41.53	130	1,597

The Company repurchases shares of its common stock in the open market  to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

Shares were repurchased during the first quarter 2016 pursuant to a program approved by the Board of Directors on July 23, 2015 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2016.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Submission of Matters to a Vote of Security Holders

Proxies for the Annual Meeting of shareholders held on April 28, 2016, were solicited pursuant Regulation 14A of the Securities Exchange Act of 1934. The Report of Inspector of election indicates that 22,012,916 shares of the Common Stock of the Company, out of 25,400,207 shares outstanding on the February 29, 2016 record date, were present, in person or by proxy, at the meeting. The following matters were submitted to a vote of the shareholders:

1.	Election of Directors:

Nominee	For	Withheld	Non-Votes
Etta Allen	18,437,477	594,284	2,981,155
Louis E. Bartolini	18,357,973	673,788	2,981,155
E. Joseph Bowler	18,853,669	178,092	2,981,155
Arthur C. Latno, Jr.	18,291,193	740,568	2,981,155
Patrick D. Lynch	18,359,542	672,219	2,981,155
Catherine C. MacMillan	18,445,064	586,697	2,981,155
Ronald A. Nelson	18,440,175	591,586	2,981,155
David L. Payne	18,825,013	206,748	2,981,155
Edward B. Sylvester	18,841,665	190,096	2,981,155

2.	Approval of a Non-Binding Advisory Vote on Executive Compensation

For	Against	Abstain	Non-Votes
18,032,288	895,354	104,119	2,981,155

3.	Ratification of Selection of Crowe Horwath as Company’s Independent Auditors for Fiscal Year 2016

For	Against	Abstain	Non-Votes
21,803,396	29,990	179,530	0

4.	Required Independent Board Chairman

For	Against	Abstain	Non-Votes
6,819,532	11,691,141	521,088	2,981,155

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

Date: May 2, 2016

EXHIBIT INDEX

Exhibit 31.1: Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2: Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2: Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101: Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three months ended March 31, 2016 and 2015; (ii) Consolidated Balance Sheets at March 31, 2016, and December 31, 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (vi) Notes to the Unaudited Consolidated Financial Statements.