Form 10-Q
period 2016-06-30
WESTAMERICA BANCORPORATION
filed 2016-08-02
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of July 25, 2016

Common Stock,	25,631,709
No Par Value

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Westamerica Bancorporation (the “Company”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, future credit quality and performance, the appropriateness of the allowance for loan losses, loan growth or the reduction, mitigation of risk in the Company’s loan and investment portfolios, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", “estimates”, "intends", "targeted", "projected", “forecast”, "continue", "remain", "will", "should", "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing or security systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of natural disasters, including earthquakes, fire, flood, drought, and other disasters, on the uninsured value of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values; (13) changes in the securities markets and (14) the outcome of contingencies, such as legal proceedings. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2015, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report. However, the reader should not consider these factors to be a complete set of all potential risks or uncertainties.

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statements in this report to reflect circumstances or events that occur after the date forward looking statements are made, except as may be required by law.

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	At June 30, 2016	At December 31, 2015
	(In thousands)
Assets:
Cash and due from banks	$441,785	$433,044
Investment securities available for sale	1,531,035	1,570,216
Investment securities held to maturity, with fair values of: $1,507,177 at June 30, 2016 and $1,325,699 at December 31, 2015	1,473,357	1,316,075
Loans	1,429,560	1,533,396
Allowance for loan losses	(28,910)	(29,771)
Loans, net of allowance for loan losses	1,400,650	1,503,625
Other real estate owned	4,162	9,264
Premises and equipment, net	37,759	38,693
Identifiable intangibles, net	8,656	10,431
Goodwill	121,673	121,673
Other assets	160,008	165,854
Total Assets	$5,179,085	$5,168,875

Liabilities:
Noninterest bearing deposits	$1,978,947	$2,026,049
Interest bearing deposits	2,506,367	2,514,610
Total deposits	4,485,314	4,540,659
Short-term borrowed funds	67,852	53,028
Other liabilities	67,592	42,983
Total Liabilities	4,620,758	4,636,670

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 25,632 at June 30, 2016 and 25,528 at December 31, 2015	389,680	378,858
Deferred compensation	1,533	2,578
Accumulated other comprehensive income	11,885	675
Retained earnings	155,229	150,094
Total Shareholders' Equity	558,327	532,205
Total Liabilities and Shareholders' Equity	$5,179,085	$5,168,875

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$17,583	$20,035	$35,936	$40,265
Investment securities available for sale	8,091	7,999	16,058	15,468
Investment securities held to maturity	8,053	6,391	15,380	12,609
Total Interest and Fee Income	33,727	34,425	67,374	68,342
Interest Expense:
Deposits	531	601	1,074	1,243
Short-term borrowed funds	10	16	19	32
Federal Home Loan Bank advances	-	-	-	1
Total Interest Expense	541	617	1,093	1,276
Net Interest and Fee Income	33,186	33,808	66,281	67,066
Provision for Loan Losses	-	-	-	-
Net Interest and Fee Income After Provision For Loan Losses	33,186	33,808	66,281	67,066
Noninterest Income:
Service charges on deposit accounts	5,239	5,694	10,487	11,401
Merchant processing services	1,638	1,783	3,167	3,486
Debit card fees	1,621	1,534	3,137	2,990
Trust fees	657	672	1,318	1,378
Other service fees	650	683	1,279	1,348
ATM processing fees	603	627	1,261	1,212
Financial services commissions	137	198	293	351
Other noninterest income	1,157	1,078	2,489	2,403
Total Noninterest Income	11,702	12,269	23,431	24,569
Noninterest Expense:
Salaries and related benefits	12,887	13,696	26,004	27,034
Occupancy	3,400	3,726	6,798	7,453
Outsourced data processing services	2,130	2,111	4,260	4,219
Furniture and equipment	1,187	1,158	2,400	2,277
Amortization of identifiable intangibles	870	955	1,775	1,956
Professional fees	758	582	1,490	1,130
Courier service	462	598	1,007	1,141
Other real estate owned	(392)	52	(281)	367
Other noninterest expense	3,927	4,018	7,634	8,046
Total Noninterest Expense	25,229	26,896	51,087	53,623
Income Before Income Taxes	19,659	19,181	38,625	38,012
Provision for income taxes	5,113	4,420	9,853	8,694
Net Income	$14,546	$14,761	$28,772	$29,318

Average Common Shares Outstanding	25,586	25,514	25,516	25,582
Average Diluted Common Shares Outstanding	25,630	25,536	25,549	25,595
Per Common Share Data:
Basic earnings	$0.57	$0.58	$1.13	$1.15
Diluted earnings	0.57	0.58	1.13	1.15
Dividends paid	0.39	0.38	0.78	0.76

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$14,546	$14,761	$28,772	$29,318
Other comprehensive income:
Increase (decrease) in net unrealized gains on securities available for sale	9,070	(9,698)	19,311	(2,280)
Deferred tax (expense) benefit	(3,813)	4,078	(8,119)	958
Increase (decrease) in net unrealized gains on securities available for sale, net of tax	5,257	(5,620)	11,192	(1,322)
Post-retirement benefit transition obligation amortization	15	15	30	30
Deferred tax expense	(6)	(6)	(12)	(12)
Post-retirement benefit transition obligation amortization, net of tax	9	9	18	18
Total other comprehensive income (loss)	5,266	(5,611)	11,210	(1,304)
Total comprehensive income	$19,812	$9,150	$39,982	$28,014

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited)

	Common Shares Outstanding	Common Stock	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2014	25,745	$378,132	$2,711	$5,292	$140,468	$526,603
Net income for the period					29,318	29,318
Other comprehensive loss				(1,304)		(1,304)
Exercise of stock options	81	3,602				3,602
Tax benefit decrease upon exercise and expiration of stock options		(1,206)				(1,206)
Restricted stock activity	17	741				741
Stock based compensation		672				672
Stock awarded to employees	2	69				69
Retirement of common stock including repurchases	(316)	(4,671)			(9,019)	(13,690)
Dividends					(19,467)	(19,467)
Balance, June 30, 2015	25,529	$377,339	$2,711	$3,988	$141,300	$525,338

Balance, December 31, 2015	25,528	$378,858	$2,578	$675	$150,094	$532,205
Net income for the period					28,772	28,772
Other comprehensive income				11,210		11,210
Exercise of stock options	225	10,060				10,060
Tax benefit increase upon exercise and expiration of stock options		211				211
Restricted stock activity	15	1,798	(1,045)			753
Stock based compensation		752				752
Stock awarded to employees	1	60				60
Retirement of common stock including repurchases	(137)	(2,059)			(3,721)	(5,780)
Dividends					(19,916)	(19,916)
Balance, June 30, 2016	25,632	$389,680	$1,533	$11,885	$155,229	$558,327

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2016	2015
	(In thousands)
Operating Activities:
Net income	$28,772	$29,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,618	7,957
Loan loss provision	-	-
Net amortization of deferred loan fees	(157)	(149)
Decrease in interest income receivable	171	54
Decrease (increase) in net deferred tax asset	2,066	(166)
Increase in other assets	(4,337)	(1,064)
Stock option compensation expense	752	672
Tax benefit (increase) decrease upon exercise and expiration of stock options	(211)	1,206
Decrease in income taxes payable	(1,469)	(640)
Increase in interest expense payable	46	25
Increase (decrease) in other liabilities	1,849	(2,939)
Net writedown of/loss on sale of premises and equipment	7	11
Net gain on sale of foreclosed assets	(1,017)	-
Writedown of foreclosed assets	758	243
Net Cash Provided by Operating Activities	35,848	34,528

Investing Activities:
Net repayments of loans	104,975	66,820
Change in payable to FDIC(1)	98	-
Purchases of investment securities available for sale	(260,587)	(627,164)
Proceeds from sale/maturity/calls of securities available for sale	344,393	604,708
Purchases of investment securities held to maturity	(246,956)	(189,632)
Proceeds from maturity/calls of securities held to maturity	82,059	72,440
Purchases of premises and equipment	(991)	(1,833)
Net change in FRB(2)/FHLB(3) securities	-	940
Proceeds from sale of foreclosed assets	5,848	100
Net Cash Provided by (Used in) Investing Activities	28,839	(73,621)

Financing Activities:
Net change in deposits	(55,345)	5,661
Net change in short-term borrowings and FHLB(3) advances	14,824	(27,037)
Exercise of stock options/issuance of shares	10,060	3,602
Tax benefit increase (decrease) upon exercise and expiration of stock options	211	(1,206)
Retirement of common stock including repurchases	(5,780)	(13,690)
Common stock dividends paid	(19,916)	(19,467)
Net Cash Used in Financing Activities	(55,946)	(52,137)
Net Change In Cash and Due from Banks	8,741	(91,230)
Cash and Due from Banks at Beginning of Period	433,044	380,836
Cash and Due from Banks at End of Period	$441,785	$289,606

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$488	$3,229
Securities purchases pending settlement	26,488	24,952
Supplemental disclosure of cash flow activities:
Interest paid for the period	1,046	1,274
Income tax payments for the period	9,922	9,500

(1) Federal Deposit Insurance Corporation ("FDIC")

(2) Federal Reserve Bank ("FRB")

(3) Federal Home Loan Bank ("FHLB")

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued on June 16, 2016. The ASU significantly changes estimates for credit losses related to financial assets measured at amortized cost and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with the current expected credit loss (CECL) model, which will accelerate recognition of credit losses. Additionally, credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses under the new standard.

The Company will also be required to provide additional disclosures related to the financial assets within the scope of the new standard.

The Company will be required to adopt the ASU provisions on January 1, 2020. Management is evaluating the impact that the ASU will have on the Company’s financial statements.

Note 3: Investment Securities

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$338,542	$805	$(8)	$339,339
Agency residential mortgage-backed securities (MBS)	187,719	1,488	(1,461)	187,746
Non-agency residential MBS	311	3	-	314
Non-agency commercial MBS	2,213	7	(6)	2,214
Obligations of states and political subdivisions	139,627	9,290	(67)	148,850
Asset-backed securities	1,329	-	(12)	1,317
FHLMC(1) and FNMA(2) stock	775	5,459	-	6,234
Corporate securities	837,885	6,324	(1,595)	842,614
Other securities	2,034	509	(136)	2,407
Total	$1,510,435	$23,885	$(3,285)	$1,531,035

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

[The remainder of this page intentionally left blank]

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At June 30, 2016
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. government sponsored entities	$666	$9	$-	$675
Agency residential MBS	752,173	11,129	(175)	763,127
Non-agency residential MBS	6,004	58	(1)	6,061
Agency commercial MBS	16,012	38	(323)	15,727
Obligations of states and political subdivisions	698,502	23,233	(148)	721,587
Total	$1,473,357	$34,467	$(647)	$1,507,177

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$302,292	$255	$(665)	$301,882
Agency residential MBS	208,046	1,407	(6,909)	202,544
Non-agency residential MBS	354	16	-	370
Non-agency commercial MBS	2,383	5	(9)	2,379
Obligations of states and political subdivisions	148,705	8,861	(57)	157,509
Asset-backed securities	2,025	-	(22)	2,003
FHLMC(1) and FNMA(2) stock	775	3,554	-	4,329
Corporate securities	902,308	882	(6,821)	896,369
Other securities	2,039	952	(160)	2,831
Total	$1,568,927	$15,932	$(14,643)	$1,570,216

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. government sponsored entities	$764	$-	$-	$764
Agency residential MBS	595,503	1,810	(4,966)	592,347
Non-agency residential MBS	9,667	185	-	9,852
Agency commercial MBS	16,258	20	(274)	16,004
Obligations of states and political subdivisions	693,883	13,638	(789)	706,732
Total	$1,316,075	$15,653	$(6,029)	$1,325,699

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table s at the dates indicated:

	At June 30, 2016
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$172,012	$172,481	$22,671	$23,259
Over 1 to 5 years	808,374	813,891	276,940	282,552
Over 5 to 10 years	335,816	344,373	301,645	313,958
Over 10 years	1,181	1,375	97,912	102,493
Subtotal	1,317,383	1,332,120	699,168	722,262
MBS	190,243	190,274	774,189	784,915
Other securities	2,809	8,641	-	-
Total	$1,510,435	$1,531,035	$1,473,357	$1,507,177

Securities available for sale at June 30, 2016 with maturity dates over one to five years include $128,405  thousand (fair value) of securities of U.S. Government sponsored entities with call options on dates within one year or less.

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

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At June 30, 2016 and December 31, 2015, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

[The remainder of this page intentionally left blank]

An analysis of the gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At June 30, 2016
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	1	$9,992	$(8)	-	$-	$-	1	$9,992	$(8)
Agency residential MBS	1	109	-	28	141,639	(1,461)	29	141,748	(1,461)
Non-agency residential MBS	1	37	-	-	-	-	1	37	-
Non-agency commercial MBS	-	-	-	1	816	(6)	1	816	(6)
Obligations of states and political subdivisions	6	5,280	(28)	4	1,573	(39)	10	6,853	(67)
Asset-backed securities	-	-	-	1	1,317	(12)	1	1,317	(12)
Corporate securities	10	36,304	(211)	34	156,558	(1,384)	44	192,862	(1,595)
Other securities	-	-	-	1	1,864	(136)	1	1,864	(136)
Total	19	$51,722	$(247)	69	$303,767	$(3,038)	88	$355,489	$(3,285)

An analysis of gross unrecognized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At June 30, 2016
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	3	$4,539	$(38)	3	$12,222	$(137)	6	$16,761	$(175)
Non-agency residential MBS	1	1,318	(1)	-	-	-	1	1,318	(1)
Agency commercial MBS	-	-	-	2	13,685	(323)	2	13,685	(323)
Obligations of states and political subdivisions	16	11,355	(32)	11	7,082	(116)	27	18,437	(148)
Total	20	$17,212	$(71)	16	$32,989	$(576)	36	$50,201	$(647)

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

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2016.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of June 30, 2016, $744,632  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds. As of December 31, 2015, $738,865  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds.

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

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Three Months		For the Six Months
	Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Taxable	$10,558	$8,393	$20,231	$15,946
Tax-exempt from regular federal income tax	5,586	5,997	11,207	12,131
Total interest income from investment securities	$16,144	$14,390	$31,438	$28,077

[The remainder of this page intentionally left blank]

Note 4: Loans and Allowance for Loan Losses

A summary of the major categories of loans outstanding is shown in the following tables.

	At June 30, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$337,619	$502,493	$2,103	$102,292	$335,687	$1,280,194
Purchased covered loans:
Gross purchased covered loans	-	-	-	2,280	10,497	12,777
Purchased loan discount	-	-	-	-	-	-
Purchased non-covered loans:
Gross purchased non-covered loans	13,072	98,553	160	228	29,987	142,000
Purchased loan discount	(819)	(3,453)	-	(23)	(1,116)	(5,411)
Total	$349,872	$597,593	$2,263	$104,777	$375,055	$1,429,560

	At December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$368,117	$517,070	$2,978	$117,631	$346,043	$1,351,839
Purchased covered loans:
Gross purchased covered loans	-	-	-	2,385	11,828	14,213
Purchased loan discount	-	-	-	(133)	(19)	(152)
Purchased non-covered loans:
Gross purchased non-covered loans	15,620	124,650	973	231	32,454	173,928
Purchased loan discount	(989)	(4,264)	-	(23)	(1,156)	(6,432)
Total	$382,748	$637,456	$3,951	$120,091	$389,150	$1,533,396

Changes in the carrying amount of impaired purchased loans were as follows:

	For the Six Months Ended June 30, 2016	For the Year Ended December 31, 2015
Impaired purchased loans	(In thousands)
Carrying amount at the beginning of the period	$3,887	$4,672
Reductions during the period	(2,646)	(785)
Carrying amount at the end of the period	$1,241	$3,887

Changes in the accretable yield for purchased loans were as follows:

	For the Six Months Ended June 30, 2016	For the Year Ended December 31, 2015
Accretable yield:	(In thousands)
Balance at the beginning of the period	$1,259	$2,261
Reclassification from nonaccretable difference	1,637	3,051
Accretion	(2,338)	(4,053)
Balance at the end of the period	$558	$1,259

Accretion	$(2,338)	$(4,053)
Change in FDIC indemnification	942	698
(Increase) in interest income	$(1,396)	$(3,355)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses For the Three Months Ended June 30, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$9,847	$4,237	$130	$1,707	$6,683	$950	$-	$5,933	$29,487
Additions:
Provision	782	(340)	(3)	(106)	271	121	66	(791)	-
Deductions:
Chargeoffs	(764)	-	-	-	(677)	(38)	-	-	(1,479)
Recoveries	537	15	-	-	339	11	-	-	902
Net loan (losses) recoveries	(227)	15	-	-	(338)	(27)	-	-	(577)
Total allowance for loan losses	$10,402	$3,912	$127	$1,601	$6,616	$1,044	$66	$5,142	$28,910

	Allowance for Loan Losses For the Six Months Ended June 30, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$9,559	$4,224	$177	$1,801	$7,080	$967	$-	$5,963	$29,771
Additions:
Provision	1,996	(342)	(50)	(200)	423	(1,072)	66	(821)	-
Deductions:
Chargeoffs	(1,935)	-	-	-	(1,682)	(38)	-	-	(3,655)
Recoveries	782	30	-	-	795	1,187	-	-	2,794
Net loan (losses) recoveries	(1,153)	30	-	-	(887)	1,149	-	-	(861)
Total allowance for loan losses	$10,402	$3,912	$127	$1,601	$6,616	$1,044	$66	$5,142	$28,910

	Allowance for Loan Losses For the Three Months Ended June 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,470	$4,123	$730	$2,140	$7,031	$2,339	$-	$9,354	$31,187
Additions:
Provision	1,704	758	(327)	(82)	350	(921)	-	(1,482)	-
Deductions:
Chargeoffs	(401)	-	-	-	(576)	(396)	-	-	(1,373)
Recoveries	334	15	-	-	443	222	-	-	1,014
Net loan (losses) recoveries	(67)	15	-	-	(133)	(174)	-	-	(359)
Total allowance for loan losses	$7,107	$4,896	$403	$2,058	$7,248	$1,244	$-	$7,872	$30,828

	Allowance for Loan Losses For the Six Months Ended June 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,460	$4,245	$644	$2,241	$7,717	$2,120	$-	$9,058	$31,485
Additions:
Provision	1,594	621	(241)	(183)	69	(674)	-	(1,186)	-
Deductions:
Chargeoffs	(461)	-	-	-	(1,571)	(431)	-	-	(2,463)
Recoveries	514	30	-	-	1,033	229	-	-	1,806
Net loan recoveries (losses)	53	30	-	-	(538)	(202)	-	-	(657)
Total allowance for loan losses	$7,107	$4,896	$403	$2,058	$7,248	$1,244	$-	$7,872	$30,828

[The remainder of this page intentionally left blank]

The allowance for loan losses and recorded investment in loans were evaluated for impairment as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At June 30, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,283	$316	$-	$-	$-	$-	$-	$-	$5,599
Collectively evaluated for impairment	5,119	3,596	127	1,601	6,616	1,044	66	5,142	23,311
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$10,402	$3,912	$127	$1,601	$6,616	$1,044	$66	$5,142	$28,910
Carrying value of loans:
Individually evaluated for impairment	$14,035	$5,375	$-	$-	$-	$10,198	$-	$-	$29,608
Collectively evaluated for impairment	323,584	497,118	2,103	102,292	335,687	125,346	12,581	-	1,398,711
Purchased loans with evidence of credit deterioration	-	-	-	-	-	1,045	196	-	1,241
Total	$337,619	$502,493	$2,103	$102,292	$335,687	$136,589	$12,777	$-	$1,429,560

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,942	$585	$-	$-	$-	$-	$-	$-	$5,527
Collectively evaluated for impairment	4,617	3,639	177	1,801	7,080	967	-	5,963	24,244
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$9,559	$4,224	$177	$1,801	$7,080	$967	$-	$5,963	$29,771
Carrying value of loans:
Individually evaluated for impairment	$12,587	$5,541	$-	$-	$-	$11,777	$-	$-	$29,905
Collectively evaluated for impairment	355,530	511,529	2,978	117,631	346,043	152,038	13,855	-	1,499,604
Purchased loans with evidence of credit deterioration	-	-	-	-	-	3,681	206	-	3,887
Total	$368,117	$517,070	$2,978	$117,631	$346,043	$167,496	$14,061	$-	$1,533,396

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At June 30, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$320,298	$483,433	$2,103	$99,248	$334,394	$120,779	$11,053	$1,371,308
Substandard	16,899	19,060	-	3,044	1,006	21,169	1,724	62,902
Doubtful	422	-	-	-	17	-	-	439
Loss	-	-	-	-	270	52	-	322
Purchased loan discount	-	-	-	-	-	(5,411)	-	(5,411)
Total	$337,619	$502,493	$2,103	$102,292	$335,687	$136,589	$12,777	$1,429,560

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$353,474	$496,744	$2,978	$114,525	$344,876	$149,100	$12,563	$1,474,260
Substandard	14,643	20,326	-	3,106	781	24,810	1,650	65,316
Doubtful	-	-	-	-	12	18	-	30
Loss	-	-	-	-	374	-	-	374
Purchased loan discount	-	-	-	-	-	(6,432)	(152)	(6,584)
Total	$368,117	$517,070	$2,978	$117,631	$346,043	$167,496	$14,061	$1,533,396

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At June 30, 2016
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$333,544	$941	$498	$-	$2,636	$337,619
Commercial real estate	495,851	903	208	-	5,531	502,493
Construction	2,103	-	-	-	-	2,103
Residential real estate	99,990	1,683	315	-	304	102,292
Consumer installment and other	331,904	2,596	772	303	112	335,687
Total originated loans	1,263,392	6,123	1,793	303	8,583	1,280,194
Purchased non-covered loans	129,939	388	1,256	53	4,953	136,589
Purchased covered loans	12,727	21	-	-	29	12,777
Total	$1,406,058	$6,532	$3,049	$356	$13,565	$1,429,560

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2015
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$365,450	$1,777	$122	$-	$768	$368,117
Commercial real estate	504,970	5,930	726	-	5,444	517,070
Construction	2,978	-	-	-	-	2,978
Residential real estate	115,575	1,202	414	-	440	117,631
Consumer installment and other	341,566	3,263	919	295	-	346,043
Total originated loans	1,330,539	12,172	2,181	295	6,652	1,351,839
Purchased non-covered loans	158,554	589	7	-	8,346	167,496
Purchased covered loans	13,929	132	-	-	-	14,061
Total	$1,503,022	$12,893	$2,188	$295	$14,998	$1,533,396

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Three Months Ended		For the Six Months Ended
	June 30,
	2016	2015	2016	2015
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$284	$342	$563	$654
Less: Interest income recognized on nonaccrual loans	(271)	(118)	(533)	(324)
Total reduction of interest income	$13	$224	$30	$330

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2016 and December 31, 2015.

The following summarizes impaired loans:

	Impaired Loans At June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$3,953	$4,042	$-
Commercial real estate	12,039	16,691	-
Construction	-	-	-
Residential real estate	527	557	-
Consumer installment and other	479	586	-

Impaired loans with an allowance recorded:
Commercial	10,501	12,009	5,283
Commercial real estate	4,510	5,527	316
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$14,454	$16,051	$5,283
Commercial real estate	16,549	22,218	316
Construction	-	-	-
Residential real estate	527	557	-
Consumer installment and other	479	586	-

	Impaired Loans At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$2,917	$2,979	$-
Commercial real estate	16,309	21,168	-
Construction	271	271	-
Residential real estate	666	697	-
Consumer installment and other	350	456	-

Impaired loans with an allowance recorded:
Commercial	10,170	10,170	4,942
Commercial real estate	4,660	5,109	585
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$13,087	$13,149	$4,942
Commercial real estate	20,969	26,277	585
Construction	271	271	-
Residential real estate	666	697	-
Consumer installment and other	350	456	-

Impaired loans include troubled debt restructured loans. Impaired loans at June 30, 2016, included $17,962 thousand of restructured loans, $10,255 thousand of which were on nonaccrual status. Impaired loans at December 31, 2015, included $15,712 thousand of restructured loans, $7,464 thousand of which were on nonaccrual status.

	Impaired Loans
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2016		2015		2016		2015
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$14,094	$135	$12,564	$147	$13,752	$268	$12,395	$293
Commercial real estate	18,639	202	19,715	147	19,744	361	19,017	404
Construction	136	-	-	-	203	-	459	-
Residential real estate	740	5	693	8	775	9	776	14
Consumer installment and other	412	6	797	7	379	12	1,026	13
Total	$34,021	$348	$33,769	$309	$34,853	$650	$33,673	$724

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At June 30, 2016
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	8	$2,817	$2,171	$174
Commercial real estate	11	17,587	15,568	316
Residential real estate	1	241	223	-
Total	20	$20,645	$17,962	$490

	Troubled Debt Restructurings At December 31, 2015
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	6	$3,138	$2,802	$194
Commercial real estate	10	12,927	12,684	-
Residential real estate	1	242	226	-
Total	17	$16,307	$15,712	$194

During the three and six months ended June 30, 2016, the Company modified one loan with a carrying value of $242 thousand and four loans with a total carrying value of $4,843 thousand, respectively, that were considered troubled debt restructurings. The concessions granted in the four restructurings completed in the first six months of 2016 consisted of three modifications of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms and one court order requiring under-market terms. During the three and six months ended June 30, 2015, the Company modified one loan with a carrying value of $100 thousand and six loans with an aggregate carrying value of $1,830 thousand, respectively, that were considered troubled debt restructurings. The concessions granted in the six restructurings completed in the first six months of 2015 consisted of modification of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms. During the three and six months ended June 30, 2016 and 2015, no troubled debt restructured loans defaulted. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

There were no loans restricted due to collateral requirements at June 30, 2016 and December 31, 2015.

There were no loans held for sale at June 30, 2016 and December 31, 2015.

At June 30, 2016 and December 31, 2015, the Company held total other real estate owned (OREO) of $4,162 thousand net of reserve of $2,534 thousand and $9,264 thousand net of reserve of $1,986 thousand, respectively, of which $-0-  thousand was foreclosed residential real estate properties. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $29  thousand at June 30, 2016 and $-0- thousand at December 31, 2015.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At June 30, 2016, Westamerica Bank did not have credit extended to any one entity exceeding these limits. At June 30, 2016, Westamerica Bank had 36 lending relationships with aggregate loans exceeding $5 million. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $59,171 thousand and $61,190 thousand at June 30, 2016 and December 31, 2015, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At June 30, 2016, Westamerica Bank held corporate bonds in 48 issuing entities which exceeded $5 million of each issuer.

Note 6: Other Assets

Other assets consisted of the following:

	At June 30, 2016	At December 31, 2015
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	201	201
Total cost method equity investments	14,270	14,270
Life insurance cash surrender value	50,245	48,972
Net deferred tax asset	41,617	51,748
Limited partnership investments	13,863	15,259
Interest receivable	20,003	20,174
Prepaid assets	3,984	4,771
Other assets	16,026	10,660
Total other assets	$160,008	$165,854

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

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At June 30, 2016, this investment totaled $13,863 thousand and $2,299  thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2015, this investment totaled $15,259 thousand and $2,299  thousand of this amount represents outstanding equity capital commitments. At June 30, 2016, the $2,299 thousand of outstanding equity capital commitments are expected to be paid as follows, $453 thousand in 2016, $763 thousand in 2017, and $1,083 thousand in 2018 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Six Months Ended
	June 30,
	2016	2015	2016	2015
	(In thousands)
Investment loss included in pre-tax income	$675	$750	$1,350	$1,425
Tax credits recognized in provision for income taxes	511	658	1,109	1,316

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three and six months ended June 30, 2016 and year ended December 31, 2015. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three and six months ended June 30, 2016 and year ended December 31, 2015, no such adjustments were recorded.

The carrying values of goodwill were:

	At June 30, 2016	At December 31, 2015
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At June 30, 2016		At December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(48,447)	$56,808	$(46,782)
Merchant Draft Processing Intangible	10,300	(10,005)	10,300	(9,895)
Total Identifiable Intangible Assets	$67,108	$(58,452)	$67,108	$(56,677)

As of June 30, 2016, the current period and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
For the Six Months ended June 30, 2016 (actual)	$1,665	$110	$1,775
Estimate for year ended December 31, 2016	3,292	212	3,504
2017	2,913	164	3,077
2018	1,892	29	1,921
2019	538	-	538
2020	287	-	287

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At June 30, 2016	At December 31, 2015
	(In thousands)
Noninterest-bearing	$1,978,947	$2,026,049
Interest-bearing:
Transaction	827,857	860,706
Savings	1,404,840	1,366,936
Time deposits less than $100 thousand	142,863	150,780
Time deposits $100 thousand through $250 thousand	92,477	96,971
Time deposits more than $250 thousand	38,330	39,217
Total deposits	$4,485,314	$4,540,659

Demand deposit overdrafts of $2,979  thousand and $3,038  thousand were included as loan balances at June 30, 2016 and December 31, 2015, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $135 thousand and $271 thousand for the three months and six months ended June 30, 2016, respectively and $182 thousand and $379 thousand for the three months and six months ended June 30, 2015, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	At June 30, 2016	At December 31, 2015
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$101,131	$98,969
Obligations of states and political subdivisions	1,015	3,975
Corporate securities	49,846	54,681
Total collateral carrying value	$151,992	$157,625
Total short-term borrowed funds	$67,852	$53,028

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

The Company regularly reviews the valuation techniques and assumptions used by its vendors and determines which valuation techniques are utilized based on observable market inputs for the type of securities being measured. The Company uses the information to determine the placement in the fair value hierarchy as level 1, 2 or 3. When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, or reevaluates the valuation techniques and assumptions used by its vendors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new information. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the six months ended June 30, 2016, and three months ended March 31, 2015, there were no transfers in or out of levels 1, 2 or 3. During the three months ended June 30, 2015, the Company reevaluated the valuation techniques and assumptions used by its vendors in valuing the Company’s available for sale securities, and based on the evaluation, transferred $437,715 thousand out of level 1 and transferred $437,715 thousand into level 2. There were no transfers into level 1 or into or out of level 3 during this same period. Subsequent to June 30, 2015 and through the year ended December 31, 2015, there were no transfers into or out of levels 1, 2 or 3.

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At June 30, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
Securities of U.S. Government sponsored entities	$339,339	$-	$339,339	$-
Agency residential MBS	187,746	-	187,746	-
Non-agency residential MBS	314		314	-
Non-agency commercial MBS	2,214	-	2,214	-
Obligations of states and political subdivisions	148,850	-	148,850	-
Asset-backed securities	1,317	-	1,317	-
FHLMC and FNMA stock	6,234	9	6,225	-
Corporate securities	842,614	-	842,614	-
Other securities	2,407	543	1,864	-
Total securities available for sale	$1,531,035	$552	$1,530,483	$-

	At December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
Securities of U.S. Government sponsored entities	$301,882	$-	$301,882	$-
Agency residential MBS	202,544	-	202,544	-
Non-agency residential MBS	370		370	-
Non-agency commercial MBS	2,379	-	2,379	-
Obligations of states and political subdivisions	157,509	-	157,509	-
Asset-backed securities	2,003	-	2,003	-
FHLMC and FNMA stock	4,329	7	4,322	-
Corporate securities	896,369	-	896,369	-
Other securities	2,831	991	1,840	-
Total securities available for sale	$1,570,216	$998	$1,569,218	$-

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at June 30, 2016 and December 31, 2015, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At June 30, 2016				For the Six Months Ended June 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$4,162	$-	$-	$4,162	$(759)
Impaired loans	14,217	-	-	14,217	(1,499)
Total assets measured at fair value on a nonrecurring basis	$18,379	$-	$-	$18,379	$(2,258)

	At December 31, 2015				For the Year Ended December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$9,264	$-	$-	$9,264	$(320)
Impaired loans	15,633	-	-	15,633	(449)
Total assets measured at fair value on a nonrecurring basis	$24,897	$-	$-	$24,897	$(769)

Level 3 – Valuation is based upon present value of expected future cash flows, independent market prices, estimated liquidation values of loan collateral or appraised value of the collateral as determined by third-party independent appraisers, less 10% for selling costs, generally. Level 3 includes other real estate owned that has been measured at fair value upon transfer to foreclosed assets and impaired loans collateralized by real property and other business asset collateral where a specific reserve has been established or a chargeoff has been recorded. Losses on other real estate owned represent losses recognized in earnings during the period subsequent to its initial classification as foreclosed assets. The unobservable inputs and qualitative information about the unobservable inputs are not presented due to the unavailability from third party evaluators.

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

Loans Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $28,910 thousand at June 30, 2016 and $29,771 thousand at December 31, 2015 and the purchased loan discount associated with purchased covered and purchased non-covered loans of $-0- thousand and $5,411 thousand, respectively at June 30, 2016 and $152 thousand and $6,432 thousand, respectively at December 31, 2015 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At June 30, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$441,785	$441,785	$441,785	$-	$-
Investment securities held to maturity	1,473,357	1,507,177	-	1,507,177	-
Loans	1,400,650	1,423,629	-	-	1,423,629

Financial Liabilities:
Deposits	$4,485,314	$4,484,269	$-	$4,211,644	$272,625
Short-term borrowed funds	67,852	67,852	-	67,852	-

	At December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$433,044	$433,044	$433,044	$-	$-
Investment securities held to maturity	1,316,075	1,325,699	-	1,325,699	-
Loans	1,503,625	1,517,394	-	-	1,517,394

Financial Liabilities:
Deposits	$4,540,659	$4,539,455	$-	$4,253,691	$285,764
Short-term borrowed funds	53,028	53,028	-	53,028	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $299,744 thousand and $299,884 thousand at June 30, 2016 and December 31, 2015, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $23,567 thousand and $26,149 thousand at June 30, 2016 and December 31, 2015, respectively. The Company also had commitments for commercial and similar letters of credit of $-0- thousand at June 30, 2016 and $40 thousand at December 31, 2015. At June 30, 2016 and December 31, 2015, the Company had a reserve for unfunded commitments of $2,593 thousand, included in other liabilities.

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

	For the Three Months		For the Six Months
	Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$14,546	$14,761	$28,772	$29,318
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	25,586	25,514	25,516	25,582
Basic earnings per common share	$0.57	$0.58	$1.13	$1.15
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	25,586	25,514	25,516	25,582
Add common stock equivalents for options	44	22	33	13
Weighted average number of common shares outstanding - diluted (denominator)	25,630	25,536	25,549	25,595
Diluted earnings per common share	$0.57	$0.58	$1.13	$1.15

For the three and six months ended June 30, 2016, options to purchase 779 thousand and 1,038 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

For the three and six months ended June 30, 2015, options to purchase 1,376 thousand and 1,575 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months		For the Six Months
	Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)(1)	$36,495	$37,415	$72,942	$74,345
Provision for Loan Losses	-	-	-	-
Noninterest Income	11,702	12,269	23,431	24,569
Noninterest Expense	25,229	26,896	51,087	53,623
Income Before Income Taxes (FTE)(1)	22,968	22,788	45,286	45,291
Income Tax Provision (FTE)(1)	8,422	8,027	16,514	15,973
Net Income	$14,546	$14,761	$28,772	$29,318

Average Common Shares Outstanding	25,586	25,514	25,516	25,582
Average Diluted Common Shares Outstanding	25,630	25,536	25,549	25,595
Common Shares Outstanding at Period End	25,632	25,529

Per Common Share:
Basic Earnings	$0.57	$0.58	$1.13	$1.15
Diluted Earnings	0.57	0.58	1.13	1.15
Book Value	$21.78	$20.58

Financial Ratios:
Return on Assets	1.13%	1.17%	1.12%	1.17%
Return on Common Equity	10.87%	11.50%	10.86%	11.47%
Net Interest Margin (FTE)(1)	3.27%	3.37%	3.30%	3.40%
Net Loan Losses to Average Loans	0.16%	0.09%	0.12%	0.08%
Efficiency Ratio(2)	52.3%	54.1%	53.0%	54.2%

Average Balances:
Assets	$5,184,409	$5,044,361	$5,179,607	$5,051,907
Earning Assets	4,473,700	4,436,196	4,427,507	4,389,374
Loans	1,455,050	1,655,779	1,477,833	1,669,686
Deposits	4,531,751	4,395,351	4,534,650	4,399,127
Shareholders' Equity	537,987	514,768	532,582	515,423

Period End Balances:
Assets	$5,179,085	$5,031,230
Earning Assets	4,433,952	4,425,730
Loans	1,429,560	1,631,271
Deposits	4,485,314	4,354,844
Shareholders' Equity	558,327	525,338

Capital Ratios at Period End:
Total Risk Based Capital	14.76%	13.08%
Tangible Equity to Tangible Assets	8.48%	7.99%

Dividends Paid Per Common Share	$0.39	$0.38	$0.78	$0.76
Common Dividend Payout Ratio	68%	66%	69%	66%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries’ (the “Company”) principal source of revenue is net interest and fee income, which represents interest earned on loans and investment securities (“interest-earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). The relatively low level of market interest rates has reduced the spread between interest rates on earning assets and interest bearing liabilities. The Company’s net interest margin and net interest income declined as market interest rates on newly originated loans remain below the yields earned on older-dated loans and on the overall loan portfolio. The Company’s loan portfolio has declined from the second quarter 2015 through the second quarter 2016; Management has been avoiding long-dated, low-yielding loans given historically low interest rates. Management has also maintained, in their opinion, conservative loan underwriting, terms and conditions. During this period, the investment portfolio has grown. The Company has been reducing its exposure to rising interest rates by purchasing shorter-duration investment securities, which have lower yields than longer-duration securities. The changing composition of interest earning assets and low market interest rates has pressured the net interest margin on a fully taxable equivalent (“FTE”) basis. In the second quarter 2016 the Company’s average checking and savings deposits were 5 percent higher than in the second quarter 2015. The growth in lower-costing deposit products contributed to lowering the funding cost from 0.06 percent in the second quarter 2015 to 0.05 percent in the second quarter 2016. Credit quality improved with nonperforming assets declining to $18.1 million at June 30, 2016 from $25.7 million at June 30, 2015. Management is focused on controlling all noninterest expense levels, particularly due to market interest rate pressure on net interest income.

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

The Company’s significant accounting policies are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and are fundamental to understanding the Company’s results of operations and financial condition. There have been no changes to the Company’s significant accounting policies during the first half of 2016.

The Company reported net income of $14.5 million or $0.57 diluted earnings per common share for the second quarter 2016 and net income of $28.8 million or $1.13 diluted earnings per common share for the six months ended June 30, 2016. These results compare to net income of $14.8 million or $0.58 diluted earnings per common share for the second quarter 2015 and net income of $29.3 million or $1.15 diluted earnings per common share for the six months ended June 30, 2015.

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net interest and fee income (FTE)	$36,495	$37,415	$72,942	$74,345
Provision for loan losses	-	-	-	-
Noninterest income	11,702	12,269	23,431	24,569
Noninterest expense	25,229	26,896	51,087	53,623
Income before taxes (FTE)	22,968	22,788	45,286	45,291
Income tax provision (FTE)	8,422	8,027	16,514	15,973
Net income	$14,546	$14,761	$28,772	$29,318

Average diluted common shares	25,630	25,536	25,549	25,595
Diluted earnings per common share	$0.57	$0.58	$1.13	$1.15

Average total assets	$5,184,409	$5,044,361	$5,179,607	$5,051,907
Net income to average total assets (annualized)	1.13%	1.17%	1.12%	1.17%
Net income to average common shareholders' equity (annualized)	10.87%	11.50%	10.86%	11.47%

Net income for the second quarter of 2016 was $215 thousand less than the same quarter of 2015, the net result of lower net interest and fee income (FTE), lower noninterest income and higher income tax provision (FTE), partially offset by lower noninterest expense. A decrease in net interest and fee income (FTE) was mostly attributed to lower average balances of loans, partially offset by higher average balances of investments and lower average balances of higher-costing time deposits. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest income decreased primarily due to reduced levels of service charges on deposit accounts and lower merchant credit card fees. Noninterest expense decreased mostly due to lower insurance related costs and lower salaries resulting from employee attrition, occupancy cost reductions from branch closures, and gains on sale of foreclosed properties. The income tax provision (FTE) was higher in the second quarter 2016 due to reduced levels of federally tax-exempt income on interest-earning assets relative to pre-tax income, and lower tax credits.

Comparing the first half of 2016 with the first half of 2015, net income decreased $546 thousand due to lower net interest and fee income (FTE), lower noninterest income and higher income tax provision (FTE), partially offset by lower noninterest expense. The lower net interest and fee income (FTE) was primarily caused by lower average balances of loans, partially offset by higher average balances of investments, the effect of one additional accrual day and lower average balances of higher-costing time deposits. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest income decreased primarily due to reduced levels of service charges on deposit accounts and lower merchant credit card fees, partially offset by higher debit card fees. Noninterest expense decreased mostly due to lower insurance related costs and lower salaries resulting from employee attrition, occupancy cost savings from branch closures, and gains on sale of foreclosed properties. Income tax provision (FTE) increased in the first half of 2016 due to reduced levels of federally tax-exempt income on interest-earning assets relative to pre-tax income, and lower tax credits.

[The remainder of this page intentionally left blank]

Net Interest and Fee Income (FTE)

Following is a summary of the components of net interest and fee income (FTE) for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
Interest and fee income	$33,727	$34,425	$67,374	$68,342
Interest expense	541	617	1,093	1,276
FTE adjustment	3,309	3,607	6,661	7,279
Net interest and fee income (FTE)	$36,495	$37,415	$72,942	$74,345

Average earning assets	$4,473,700	$4,436,196	$4,427,507	$4,389,374
Net interest margin (FTE) (annualized)	3.27%	3.37%	3.30%	3.40%

Net interest and fee income (FTE) decreased during the second quarter 2016 by $920 thousand from the same period in 2015, mainly due to lower average balances of loans (down $201 million), partially offset by higher average balances of investments (up $238 million) and lower average balances of higher-costing time deposits (down $72 million).

Comparing the first half of 2016 with the first half of 2015, net interest and fee income (FTE) decreased $1.4 million due to lower average balances of loans (down $192 million), partially offset by higher average balances of investments (up $230 million), the effect of one additional accrual day and lower average balances of higher-costing time deposits (down $84 million).

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

Yields on interest-earning assets declined due to relatively low interest rates prevailing in the market. The annualized net interest margin (FTE) was 3.27% in the second quarter 2016 and 3.30% in the first half of 2016 compared with 3.37% in the second quarter 2015 and 3.40% in the first half of 2015. The volume of older-dated higher-yielding loans declined due to principal maturities and paydowns. The Company, in anticipation of rising interest rates, has been purchasing shorter-duration investment securities with lower yields than longer-duration securities to increase liquidity. The Company’s high levels of liquidity will provide an opportunity to invest in higher yielding assets assuming market interest rates start rising.

The Company has been replacing higher-cost funding sources with low-cost deposits and interest expense has declined to offset some of the decline in interest income. Average balances of time deposits declined $72 million from the second quarter 2015 to second quarter 2016 while lower-cost checking and savings deposits grew 5% in the same period. Average balances of checking and saving deposits accounted for 93.9% of average total deposits in the second quarter 2016 and 93.8% in the first half of 2016 compared with 92.1% and 91.7% in the second quarter 2015 and first half of 2015, respectively.

[The remainder of this page intentionally left blank]

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated (percentages are annualized.):

	For the Three Months		For the Six Months
	Ended June 30,
	2016	2015	2016	2015

Yield on earning assets (FTE)	3.32%	3.43%	3.35%	3.46%
Rate paid on interest-bearing liabilities	0.08%	0.10%	0.08%	0.10%
Net interest spread (FTE)	3.24%	3.33%	3.27%	3.36%
Impact of noninterest-bearing demand deposits	0.03%	0.04%	0.03%	0.04%
Net interest margin (FTE)	3.27%	3.37%	3.30%	3.40%

During 2015 and 2016, the net interest margin (FTE) was affected by low market interest rates. The volume of older-dated higher-yielding loans and securities declined due to principal maturities and paydowns. Management has been avoiding long-dated, low-yielding loans given historically low interest rates. Management has also maintained conservative loan underwriting, terms and conditions. During this period, the investment portfolio has grown. The changing composition of interest-earning assets and low market rates has pressured the net interest margin. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost time deposits.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended June 30, 2016
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,182,962	$10,558	1.93%
Tax-exempt (1)	835,688	8,581	4.11%
Total investments (1)	3,018,650	19,139	2.53%
Loans:
Taxable	1,386,677	16,999	4.93%
Tax-exempt (1)	68,373	898	5.28%
Total loans (1)	1,455,050	17,897	4.95%
Total Interest-earning assets (1)	4,473,700	37,036	3.32%
Other assets	710,709
Total assets	$5,184,409

Liabilities and shareholders' equity
Noninterest-bearing demand	$1,994,803	$-	-%
Savings and interest-bearing transaction	2,260,054	292	0.05%
Time less than $100,000	157,419	104	0.27%
Time $100,000 or more	119,475	135	0.45%
Total interest-bearing deposits	2,536,948	531	0.08%
Short-term borrowed funds	61,920	10	0.07%
Total interest-bearing liabilities	2,598,868	541	0.08%
Other liabilities	52,751
Shareholders' equity	537,987
Total liabilities and shareholders' equity	$5,184,409
Net interest spread (1) (2)			3.24%
Net interest and fee income and interest margin (1) (3)		$36,495	3.27%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended June 30, 2015
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$1,920,459	$8,393	1.75%
Tax-exempt (1)	859,958	9,215	4.29%
Total investments (1)	2,780,417	17,608	2.53%
Loans:
Taxable	1,578,185	19,310	4.91%
Tax-exempt (1)	77,594	1,114	5.76%
Total loans (1)	1,655,779	20,424	4.95%
Total Interest-earning assets (1)	4,436,196	$38,032	3.43%
Other assets	608,165
Total assets	$5,044,361

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,942,124	$-	-%
Savings and interest-bearing transaction	2,104,570	269	0.05%
Time less than $100,000	176,052	150	0.34%
Time $100,000 or more	172,605	182	0.42%
Total interest-bearing deposits	2,453,227	601	0.10%
Short-term borrowed funds	86,967	16	0.07%
Total interest-bearing liabilities	2,540,194	$617	0.10%
Other liabilities	47,275
Shareholders' equity	514,768
Total liabilities and shareholders' equity	$5,044,361
Net interest spread (1) (2)			3.33%
Net interest and fee income and interest margin (1) (3)		$37,415	3.37%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Six Months Ended June 30, 2016
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,114,700	$20,231	1.91%
Tax-exempt (1)	834,974	17,218	4.12%
Total investments (1)	2,949,674	37,449	2.54%
Loans:
Taxable	1,407,891	34,725	4.96%
Tax-exempt (1)	69,942	1,861	5.35%
Total loans (1)	1,477,833	36,586	4.98%
Total Interest-earning assets (1)	4,427,507	74,035	3.35%
Other assets	752,100
Total assets	$5,179,607

Liabilities and shareholders' equity
Noninterest-bearing demand	$1,994,395	$-	-%
Savings and interest-bearing transaction	2,259,867	585	0.05%
Time less than $100,000	158,805	218	0.28%
Time $100,000 or more	121,583	271	0.45%
Total interest-bearing deposits	2,540,255	1,074	0.08%
Short-term borrowed funds	59,883	19	0.07%
Total interest-bearing liabilities	2,600,138	1,093	0.08%
Other liabilities	52,492
Shareholders' equity	532,582
Total liabilities and shareholders' equity	$5,179,607
Net interest spread (1) (2)			3.27%
Net interest and fee income and interest margin (1) (3)		$72,942	3.30%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Six Months Ended June 30, 2015
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$1,854,706	$15,946	1.72%
Tax-exempt (1)	864,982	18,638	4.31%
Total investments (1)	2,719,688	34,584	2.54%
Loans:
Taxable	1,591,440	38,827	4.92%
Tax-exempt (1)	78,246	2,210	5.70%
Total loans (1)	1,669,686	41,037	4.96%
Total Interest-earning assets (1)	4,389,374	$75,621	3.46%
Other assets	662,533
Total assets	$5,051,907

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$1,931,034	$-	-%
Savings and interest-bearing transaction	2,103,846	548	0.05%
Time less than $100,000	178,393	316	0.36%
Time $100,000 or more	185,854	379	0.41%
Total interest-bearing deposits	2,468,093	1,243	0.10%
Short-term borrowed funds	86,662	32	0.07%
Federal Home Loan Bank advances	997	1	0.20%
Total interest-bearing liabilities	2,555,752	$1,276	0.10%
Other liabilities	49,698
Shareholders' equity	515,423
Total liabilities and shareholders' equity	$5,051,907
Net interest spread (1) (2)			3.36%
Net interest and fee income and interest margin (1) (3)		$74,345	3.40%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended June 30, 2016
	Compared with
	For the Three Months Ended June 30, 2015
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$1,147	$1,018	$2,165
Tax-exempt (1)	(260)	(374)	(634)
Total investments (1)	887	644	1,531
Loans:
Taxable	(2,355)	44	(2,311)
Tax-exempt (1)	(134)	(82)	(216)
Total loans (1)	(2,489)	(38)	(2,527)
Total (decrease) increase in interest and loan fee income (1)	(1,602)	606	(996)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	19	4	23
Time less than $100,000	(16)	(30)	(46)
Time $100,000 or more	(56)	9	(47)
Total interest-bearing deposits	(53)	(17)	(70)
Short-term borrowed funds	(5)	(1)	(6)
Total decrease in interest expense	(58)	(18)	(76)
(Decrease) increase in net interest and loan fee income (1)	$(1,544)	$624	$(920)

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Six Months Ended June 30, 2016
	Compared with
	For the Six Months Ended June 30, 2015
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$2,235	$2,050	$4,285
Tax-exempt (1)	(647)	(773)	(1,420)
Total investments (1)	1,588	1,277	2,865
Loans:
Taxable	(4,388)	286	(4,102)
Tax-exempt (1)	(231)	(118)	(349)
Total loans (1)	(4,619)	168	(4,451)
Total (decrease) increase in interest and loan fee income (1)	(3,031)	1,445	(1,586)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	42	(5)	37
Time less than $100,000	(35)	(63)	(98)
Time $100,000 or more	(130)	22	(108)
Total interest-bearing deposits	(123)	(46)	(169)
Short-term borrowed funds	(13)	-	(13)
Federal Home Loan Bank advances	(1)	-	(1)
Total decrease in interest expense	(137)	(46)	(183)
(Decrease) increase in net interest and loan fee income (1)	$(2,894)	$1,491	$(1,403)

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

The Company provided no provision for loan losses in the three months and six months ended June 30, 2016 and 2015. The provision for loan losses is determined based on Management’s evaluation of credit quality for originated and purchased loans. The Company recorded purchased loans at estimated fair value upon the acquisition dates. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans secured by single-family residential real estate are “covered” through February 6, 2019 by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Service charges on deposit accounts	$5,239	$5,694	$10,487	$11,401
Merchant processing services	1,638	1,783	3,167	3,486
Debit card fees	1,621	1,534	3,137	2,990
Trust fees	657	672	1,318	1,378
Other service charges	650	683	1,279	1,348
ATM processing fees	603	627	1,261	1,212
Financial services commissions	137	198	293	351
Other noninterest income	1,157	1,078	2,489	2,403
Total	$11,702	$12,269	$23,431	$24,569

Noninterest income for the second quarter 2016 declined by $567 thousand or 4.6% from the same period in 2015. Service charges on deposits decreased $455 thousand due to declines in fees charged on overdrawn and insufficient funds accounts (down $302 thousand) and lower fees on analyzed accounts (down $184 thousand), partially offset by the effect of deposit fee increases effective February 2016. Merchant processing services fees decreased $145 thousand primarily due to lower transaction volumes and because larger sales relationships with low margins accounted for a significant portion of transaction volumes.

In the first half of 2016, noninterest income decreased $1.1 million or 4.6% compared with the first half of 2015. Service charges on deposits decreased $914 thousand due to declines in fees charged on overdrawn and insufficient funds accounts (down $534 thousand) and lower fees on analyzed accounts (down $389 thousand), partially offset by the effect of deposit fee increases effective February 2016. Merchant processing services fees decreased $319 thousand primarily due to lower transaction volumes and because larger sales relationships with low margins accounted for a significant portion of transaction volumes. Debit card fees increased $147 thousand due to increased transaction volumes.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2016	2015	2016	2015
	(In thousands)

Salaries and related benefits	$12,887	$13,696	$26,004	$27,034
Occupancy	3,400	3,726	6,798	7,453
Outsourced data processing services	2,130	2,111	4,260	4,219
Furniture and equipment	1,187	1,158	2,400	2,277
Amortization of identifiable intangibles	870	955	1,775	1,956
Professional services	758	582	1,490	1,130
Courier service	462	598	1,007	1,141
Other real estate owned	(392)	52	(281)	367
Other noninterest expense	3,927	4,018	7,634	8,046
Total	$25,229	$26,896	$51,087	$53,623

Noninterest expense decreased $1.7 million 6.2% in the second quarter 2016 compared with the same period in 2015. Salaries and related benefits declined $809 thousand in the second quarter 2016 compared with the same period in 2015 mostly due to lower insurance costs and lower salaries resulting from employee attrition. Occupancy expense decreased $326 thousand in the second quarter 2016 compared with the same period in 2015 mostly due to branch closures and a lease expiration related to a non-branch building. Courier expense decreased $136 thousand primarily due to logistical changes. Expenses for other real estate owned in the second quarter 2016 were reduced by net gains from the sale of foreclosed properties. Professional fees increased $176 thousand due to higher legal fees associated with nonperforming assets.

In the first half of 2016, noninterest expense decreased $2.5 million or 4.7% compared with the first half of 2015. Salaries and related benefits decreased $1.0 million primarily due to lower insurance costs and lower salaries resulting from employee attrition. Occupancy expense decreased $655 thousand in the first half of 2016 compared with the first half of 2015 mostly due to branch closures and a lease expiration related to a non-branch building. Courier expense decreased $134 thousand primarily due to logistical changes. Expenses for other real estate owned in the first half of 2016 were reduced by net gains from the sale of foreclosed properties. Professional fees increased $360 thousand due to higher legal fees associated with nonperforming assets. Furniture and equipment expense increased $123 thousand mainly due to increased depreciation costs for technology.

Provision for Income Tax

During the second quarter 2016, the Company recorded an income tax provision (FTE) of $8.4 million, compared with $8.0 million in the second quarter 2015. The second quarter 2016 provision represents an effective tax rate (FTE) of 36.7%, compared with 35.2% for the second quarter 2015. The income tax provision (FTE) was $16.5 million for the first half of 2016 compared with $16.0 million for the corresponding period of 2015. The first half of 2015 effective tax rate (FTE) was 36.5% compared to 35.3% for the same period of 2015. The effective tax rates (FTE) for the second quarter 2015 and the first half of 2015 were lower than in the respective periods of 2016 due to declining tax preference items. Interest income earned on municipal securities and loans which is exempt from federal income taxes has declined with both declining interest rates and lower volumes of municipal securities and loans. The Company’s investments in limited partnerships that qualify for tax credits have also declined.

Investment Portfolio

The Company maintains a securities portfolio consisting of securities issued by U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

Management has increased the investment portfolio in response to deposit growth and loan volume declines. The carrying value of the Company’s investment securities portfolio was $3.0 billion as of June 30, 2016, an increase of $118 million compared to December 31, 2015.

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

As of June 30, 2016, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. Credit ratings are considered in our analysis only as a guide to the historical default rate associated with similarly-rated bonds. There have been no significant differences in our internal analyses compared with the ratings assigned by the third party credit rating agencies.

[The remainder of this page intentionally left blank]

The following tables summarize the total general obligation and revenue bonds in the Company’s investment securities portfolios as of the dates indicated identifying the state in which the issuing government municipality or agency operates.

At June 30, 2016, the Company’s investment securities portfolios included securities issued by 717 state and local government municipalities and agencies located within 43 states with a fair value of $870.4 million. None of the Company’s investment securities were issued by Puerto Rican government entities. The largest exposure to any one municipality or agency was $10.6 million (fair value) represented by nine general obligation bonds.

	At June 30, 2016
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$117,263	$122,041
Texas	61,945	63,859
New Jersey	40,286	41,559
Pennsylvania	40,584	41,271
Minnesota	33,093	34,067
Other (35 states)	253,435	263,899
Total general obligation bonds	$546,606	$566,696

Revenue bonds:
California	$47,829	$50,130
Pennsylvania	25,309	25,677
Kentucky	23,955	24,858
Iowa	18,121	18,789
Colorado	16,120	16,866
Other (30 states)	160,189	167,421
Total revenue bonds	$291,523	$303,741
Total obligations of states and political subdivisions	$838,129	$870,437

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

At June 30, 2016 and December 31, 2015, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 22 revenue sources. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At June 30, 2016
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$56,469	$59,909
Sewer	43,357	45,101
Sales tax	31,625	33,413
Lease (renewal)	25,325	26,331
College & University	18,362	18,781
Lease (abatement)	16,771	17,609
Other	99,614	102,597
Total revenue bonds by revenue source	$291,523	$303,741

[The remainder of this page intentionally left blank]

	At December 31, 2015
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$62,661	$65,412
Sewer	45,912	47,242
Sales tax	31,680	32,945
Lease (renewal)	21,673	22,227
College & University	17,967	18,215
Lease (abatement)	17,017	17,769
Other	99,406	101,517
Total revenue bonds by revenue source	$296,316	$305,327

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

Nonperforming Assets
	At June 30,		At December 31,
	2016	2015	2015
	(In thousands)
Originated:
Nonperforming nonaccrual loans	$1,693	$6,269	$6,302
Performing nonaccrual loans	6,890	11	350
Total nonaccrual loans	8,583	6,280	6,652
Accruing loans 90 or more days past due	303	221	295
Total nonperforming loans	8,886	6,501	6,947
Other real estate owned	1,089	5,906	5,829
Total nonperforming assets	$9,975	$12,407	$12,776

Purchased covered:
Nonperforming nonaccrual loans	$29	$3	$-
Performing nonaccrual loans	-	-	-
Total nonaccrual loans	29	3	-
Accruing loans 90 or more days past due	-	-	-
Total nonperforming loans	29	3	-
Other real estate owned	-	486	-
Total nonperforming assets	$29	$489	$-

Purchased non-covered:
Nonperforming nonaccrual loans	$4,805	$9,937	$8,346
Performing nonaccrual loans	148	5	-
Total nonaccrual loans	4,953	9,942	8,346
Accruing loans 90 or more days past due	53	-	-
Total nonperforming loans	5,006	9,942	8,346
Other real estate owned	3,073	2,868	3,435
Total nonperforming assets	$8,079	$12,810	$11,781

Total nonperforming assets	$18,083	$25,706	$24,557

At June 30, 2016, two loans secured by commercial real estate totaling $9.3 million were on nonaccrual status. The remaining fourteen nonaccrual loans held at June 30, 2016 had an average carrying value of $304 thousand and the largest carrying value was $1.9 million.

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

The following table summarizes the allowance for loan losses, chargeoffs and recoveries of the Company for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2016	2015	2016	2015
	($ in thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$29,487	$31,187	$29,771	$31,485
Provision for loan losses	-	-	-	-
Loans charged off
Commercial	(764)	(401)	(1,935)	(461)
Real estate residential	-	-	-	-
Consumer installment and other	(677)	(576)	(1,682)	(1,571)
Purchased non-covered loans	(38)	(396)	(38)	(431)
Total chargeoffs	(1,479)	(1,373)	(3,655)	(2,463)
Recoveries of loans previously charged off
Commercial	537	334	782	514
Commercial real estate	15	15	30	30
Real estate construction	-	-	-	-
Consumer installment and other	339	443	795	1,033
Purchased non-covered loans	11	222	1,187	229
Total recoveries	902	1,014	2,794	1,806
Net loan losses	(577)	(359)	(861)	(657)
Balance, end of period	$28,910	$30,828	$28,910	$30,828

Net loan (losses) recoveries:
Originated loans	$(550)	$(185)	$(2,010)	$(455)
Purchased non-covered loans	(27)	(174)	1,149	(202)
Net loan losses as a percentage of average total loans (annualized)	0.16%	0.09%	0.12%	0.08%

The Company's allowance for loan losses is maintained at a level considered appropriate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall loan loss experience, the amount of past due, nonperforming and classified loans, the amount of non-indemnified purchased loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is individually allocated to impaired loans whose full collectability of principal is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. The Company evaluates for impairment all loans with outstanding principal balances in excess of $500 thousand which are classified or on nonaccrual status and all “troubled debt restructured” loans. The remainder of the loan portfolio is collectively evaluated for impairment based in part on quantitative analyses of historical loan loss experience of loan portfolio segments to determine standard loss rates for each segment. The loss rate for each loan portfolio segment reflects both the historical loss experience during a look-back period and the loss emergence period. The loss rates are applied to segmented loan balances to allocate the allowance to the segments of the loan portfolio.

Purchased loans were recorded on the date of purchase at estimated fair value; fair value discounts include a component for estimated loan losses. The Company evaluates all nonaccrual purchased loans with outstanding principal balances in excess of $500 thousand for impairment; the impaired loan value is compared to the recorded investment in the loan, which has been reduced by the loan default discount estimated on the date of purchase. If Management’s impairment analysis determines the impaired loan value is less than the recorded investment in the purchased loan, an allocation of the allowance for loan losses is established for the deficiency. For all other purchased loan portfolio segments, Management applies loss rates to the purchased loan portfolio segments to determine initial allocations of the allowance. Further, liquidating purchased consumer installment loans are evaluated separately by applying historical loss rates to forecasted liquidating principal balances to initially measure losses inherent in this portfolio segment. The initial allocations of the allowance to purchased loan portfolio segments are compared to loan default discounts ascribed to each segment. Management establishes allocations of the allowance for loan losses for any estimated deficiency.

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of June 30, 2016 is economic and business conditions $1.1 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $1.1 million, adequacy of lending Management and staff $0.9 million, and concentrations of credit $2.0 million.

	Allowance for Loan Losses
	For the Three Months Ended June 30, 2016
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$9,847	$4,237	$130	$1,707	$6,683	$950	$-	$5,933	$29,487
Additions:
Provision	782	(340)	(3)	(106)	271	121	66	(791)	-
Deductions:
Chargeoffs	(764)	-	-	-	(677)	(38)	-	-	(1,479)
Recoveries	537	15	-	-	339	11	-	-	902
Net loan (losses) recoveries	(227)	15	-	-	(338)	(27)	-	-	(577)
Total allowance for loan losses	$10,402	$3,912	$127	$1,601	$6,616	$1,044	$66	$5,142	$28,910

	Allowance for Loan Losses
	For the Six Months Ended June 30, 2016
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$9,559	$4,224	$177	$1,801	$7,080	$967	$-	$5,963	$29,771
Additions:
Provision	1,996	(342)	(50)	(200)	423	(1,072)	66	(821)	-
Deductions:
Chargeoffs	(1,935)	-	-	-	(1,682)	(38)	-	-	(3,655)
Recoveries	782	30	-	-	795	1,187	-	-	2,794
Net loan (losses) recoveries	(1,153)	30	-	-	(887)	1,149	-	-	(861)
Total allowance for loan losses	$10,402	$3,912	$127	$1,601	$6,616	$1,044	$66	$5,142	$28,910

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At June 30, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,283	$316	$-	$-	$-	$-	$-	$-	$5,599
Collectively evaluated for impairment	5,119	3,596	127	1,601	6,616	1,044	66	5,142	23,311
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$10,402	$3,912	$127	$1,601	$6,616	$1,044	$66	$5,142	$28,910
Carrying value of loans:
Individually evaluated for impairment	$14,035	$5,375	$-	$-	$-	$10,198	$-	$-	$29,608
Collectively evaluated for impairment	323,584	497,118	2,103	102,292	335,687	125,346	12,581	-	1,398,711
Purchased loans with evidence of credit deterioration	-	-	-	-	-	1,045	196	-	1,241
Total	$337,619	$502,493	$2,103	$102,292	$335,687	$136,589	$12,777	$-	$1,429,560

Management considers the $28.9 million allowance for loan losses to be adequate as a reserve against loan losses inherent in the loan portfolio as of June 30, 2016.

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

The Company’s earnings are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States government and its agencies, particularly the Federal Reserve Board (the “FRB”). The monetary policies of the FRB can influence the overall growth of loans, investment securities, and deposits and the level of interest rates earned on assets and paid for liabilities. The nature and impact of future changes in monetary policies are generally not predictable.

Management expects a high level of uncertainty in regard to interest rate levels in the immediate term, and Management’s most likely earnings forecast for the twelve months ending June 30, 2017 assumes market interest rates will either remain at relatively low levels or short-term rates will rise gradually.

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

The Company’s asset and liability position was slightly “asset sensitive” at June 30, 2016, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

Fluctuations in the Company's common stock price can impact the Company's financial results in several ways. First, the Company has regularly repurchased and retired its common stock; the market price paid to retire the Company's common stock affects the level of the Company's shareholders' equity, cash flows and shares outstanding. Second, the Company's common stock price impacts the number of dilutive equivalent shares used to compute diluted earnings per share. Third, fluctuations in the Company's common stock price can motivate holders of options to purchase Company common stock through the exercise of such options thereby increasing the number of shares outstanding. Finally, the amount of compensation expense associated with share based compensation fluctuates with changes in and the volatility of the Company's common stock price.

Market Risk - Other

Market values of loan collateral can directly impact the level of loan chargeoffs and the provision for loan losses. The financial condition and liquidity of debtors issuing bonds and debtors whose mortgages or other obligations are securitized can directly impact the credit quality of the Company’s investment portfolio requiring the Company to recognize other than temporary impairment charges. Other types of market risk, such as foreign currency exchange risk, are not significant in the normal course of the Company's business activities.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98 percent of funding for average total assets in the first half of 2016 and 97 percent in 2015. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $3.0 billion in total investment securities at June 30, 2016. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At June 30, 2016, such collateral requirements totaled approximately $745 million.

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

Management will monitor the Company’s cash levels throughout 2016. Loan demand from credit worthy borrowers will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service, new regulations and market conditions. The Company does not aggressively solicit higher-costing time deposits; as a result, Management anticipates such deposits will decline. Changes in interest rates, most notably rising interest rates, could impact deposit volumes. Depending on economic conditions, interest rate levels, liquidity management and a variety of other conditions, deposit growth may be used to fund loans or purchase investment securities. However, due to possible volatility in economic conditions, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

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

The Bank’s dividends paid to the Parent Company and proceeds from the exercise of stock options provided adequate cash flow for the Parent Company to pay shareholder dividends of $20 million in the first half of 2016 and $39 million in 2015, and retire common stock in the amount of $6 million and $15 million, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 10.9% (annualized) in the first half of 2016, 11.3% in 2015 and 11.6% in 2014. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $10 million in the first half of 2016 compared with $5 million in 2015 and $12 million in 2014.

The Company paid common dividends totaling $20 million in the first half of 2016, $39 million in 2015 and $40 million in 2014, which represent dividends per common share of $0.78, $1.53 and $1.52, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 137 thousand shares valued at $6 million in the first half of 2016, 344 thousand shares valued at $15 million in 2015 and 1.0 million shares valued at $53 million in 2014.

The Company's primary capital resource is shareholders' equity, which was $558 million at June 30, 2016 compared with $532 million at December 31, 2015. The Company's ratio of equity to total assets was 10.78% at June 30, 2016 and 10.30% at December 31, 2015.

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

The capital ratios for the Company and the Bank under the new capital framework are presented in the table below.

			Transitional				Well-capitalized
			Minimum		Minimum		by Regulatory
			Regulatory		Regulatory		Definition
			Requirement		Requirement		Under FDICIA
	At June 30, 2016		Effective		Effective		Effective
	Company	Bank	January 1, 2016		January 1, 2019		January 1, 2015

Common Equity Tier I Capital	14.11%	11.72%	5.125	%(1)	7.00	%(2)	6.50%
Tier I Capital	14.11%	11.72%	6.625	%(1)	8.50	%(2)	8.00%
Total Capital	14.76%	12.43%	8.625	%(1)	10.50	%(2)	10.00%
Leverage Ratio	8.26%	6.81%	4.000%		4.00%		5.00%

(1) Includes 0.625% capital conservation buffer.

(2) Includes 2.5% capital conservation buffer.

			Transitional			Well-capitalized
			Minimum	Minimum		by Regulatory
			Regulatory	Regulatory		Definition
			Requirement	Requirement		Under FDICIA
	At December 31, 2015		Effective	Effective		Effective
	Company	Bank	January 1, 2015	January 1, 2019		January 1, 2015

Common Equity Tier I Capital	12.82%	11.00%	4.50%	7.00	%(3)	6.50%
Tier I Capital	12.82%	11.00%	6.00%	8.50	%(3)	8.00%
Total Capital	13.39%	11.68%	8.00%	10.50	%(3)	10.00%
Leverage Ratio	7.99%	6.82%	4.00%	4.00%		5.00%

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

Credit risk and interest rate risk are the most significant market risks affecting the Company, and equity price risk can also affect the Company’s financial results. These risks are described in the preceding sections regarding “Loan Portfolio Credit Risk,” and “Asset/Liability and Market Risk Management.” Other types of market risk, such as foreign currency exchange risk, are not significant in the normal course of the Company’s business activities.

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2016.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s Management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended June 30, 2016 (in thousands, except per share data).

	2016
Period	(a) Total Number of shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
April 1 through April 30	7	$49.35	7	1,590
May 1 through May 31	-	-	-	1,590
June 1 through June 30	-	-	-	1,590
Total	7	49.35	7	1,590

The Company repurchases shares of its common stock in the open market  to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

Shares were repurchased during the second quarter 2016 pursuant to a program approved by the Board of Directors on July 23, 2015 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2016.

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

Date: August 2, 2016

EXHIBIT INDEX

Exhibit 31.1: Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2: Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2: Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101: Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015; (ii) Consolidated Balance Sheets at June 30, 2016, and December 31, 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (vi) Notes to the Unaudited Consolidated Financial Statements.