Form 10-Q
period 2016-09-30
WESTAMERICA BANCORPORATION
filed 2016-11-02
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of October 25, 2016

Common Stock, No Par Value	25,671,339

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

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	At September 30, 2016	At December 31, 2015
	(In thousands)
Assets:
Cash and due from banks	$471,367	$433,044
Investment securities available for sale	1,762,408	1,570,216
Investment securities held to maturity, with fair values of: $1,440,119 at September 30, 2016 and $1,325,699 at December 31, 2015	1,411,019	1,316,075
Loans	1,364,329	1,533,396
Allowance for loan losses	(26,359)	(29,771)
Loans, net of allowance for loan losses	1,337,970	1,503,625
Other real estate owned	3,032	9,264
Premises and equipment, net	37,059	38,693
Identifiable intangibles, net	7,789	10,431
Goodwill	121,673	121,673
Other assets	154,461	165,854
Total Assets	$5,306,778	$5,168,875

Liabilities:
Noninterest bearing deposits	$2,064,988	$2,026,049
Interest bearing deposits	2,579,882	2,514,610
Total deposits	4,644,870	4,540,659
Short-term borrowed funds	56,358	53,028
Other liabilities	42,554	42,983
Total Liabilities	4,743,782	4,636,670

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 25,665 at September 30, 2016 and 25,528 at December 31, 2015	391,601	378,858
Deferred compensation	1,533	2,578
Accumulated other comprehensive income	9,001	675
Retained earnings	160,861	150,094
Total Shareholders' Equity	562,996	532,205
Total Liabilities and Shareholders' Equity	$5,306,778	$5,168,875

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$16,968	$19,378	$52,904	$59,643
Investment securities available for sale	8,796	7,880	24,855	23,347
Investment securities held to maturity	7,704	7,041	23,083	19,651
Total Interest and Fee Income	33,468	34,299	100,842	102,641
Interest Expense:
Deposits	512	573	1,586	1,816
Short-term borrowed funds	11	12	30	44
Federal Home Loan Bank advances	-	-	-	1
Total Interest Expense	523	585	1,616	1,861
Net Interest Income	32,945	33,714	99,226	100,780
Reversal of Provision for Loan Losses	(3,200)	-	(3,200)	-
Net Interest Income After Reversal of Provision For Loan Losses	36,145	33,714	102,426	100,780
Noninterest Income:
Service charges on deposit accounts	5,303	5,581	15,790	16,981
Debit card fees	1,587	1,538	4,724	4,528
Merchant processing services	1,532	1,485	4,699	4,971
Trust fees	686	682	2,004	2,061
Other service fees	671	693	1,951	2,041
ATM processing fees	600	616	1,860	1,828
Financial services commissions	118	177	411	527
Other	1,101	1,221	3,590	3,625
Total Noninterest Income	11,598	11,993	35,029	36,562
Noninterest Expense:
Salaries and related benefits	13,063	12,761	39,067	39,795
Occupancy	3,749	3,746	10,546	11,199
Outsourced data processing services	2,114	2,115	6,375	6,334
Professional fees	1,693	746	3,183	1,876
Furniture and equipment	1,211	1,075	3,611	3,353
Amortization of identifiable intangibles	867	952	2,642	2,908
Courier service	451	604	1,458	1,744
Other real estate owned	(206)	83	(487)	451
Other	3,146	4,091	10,780	12,136
Total Noninterest Expense	26,088	26,173	77,175	79,796
Income Before Income Taxes	21,655	19,534	60,280	57,546
Provision for income taxes	6,027	4,677	15,880	13,371
Net Income	$15,628	$14,857	$44,400	$44,175

Average Common Shares Outstanding	25,641	25,530	25,558	25,565
Diluted Average Common Shares Outstanding	25,687	25,565	25,595	25,585
Per Common Share Data:
Basic earnings	$0.61	$0.58	$1.74	$1.73
Diluted earnings	0.61	0.58	1.73	1.73
Dividends paid	0.39	0.38	1.17	1.14

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$15,628	$14,857	$44,400	$44,175
Other comprehensive (loss) income:
(Decrease) increase in net unrealized gains on securities available for sale	(4,992)	5,522	14,319	3,242
Deferred tax benefit (expense)	2,099	(2,321)	(6,020)	(1,363)
(Decrease) increase in net unrealized gains on securities available for sale, net of tax	(2,893)	3,201	8,299	1,879
Post-retirement benefit transition obligation amortization	15	15	45	45
Deferred tax expense	(6)	(6)	(18)	(18)
Post-retirement benefit transition obligation amortization, net of tax	9	9	27	27
Total other comprehensive (loss) income	(2,884)	3,210	8,326	1,906
Total comprehensive income	$12,744	$18,067	$52,726	$46,081

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited)

	Common Shares Outstanding	Common Stock	Deferred Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2014	25,745	$378,132	$2,711	$5,292	$140,468	$526,603
Net income for the period					44,175	44,175
Other comprehensive income				1,906		1,906
Exercise of stock options	108	4,848				4,848
Tax benefit decrease upon exercise and expiration of stock options		(1,215)				(1,215)
Restricted stock activity	17	874	(133)			741
Stock based compensation		987				987
Stock awarded to employees	2	89				89
Retirement of common stock	(342)	(5,066)			(9,962)	(15,028)
Dividends					(29,168)	(29,168)
Balance, September 30, 2015	25,530	$378,649	$2,578	$7,198	$145,513	$533,938

Balance, December 31, 2015	25,528	$378,858	$2,578	$675	$150,094	$532,205
Net income for the period					44,400	44,400
Other comprehensive income				8,326		8,326
Exercise of stock options	258	11,588				11,588
Tax benefit increase upon exercise and expiration of stock options		199				199
Restricted stock activity	15	1,798	(1,045)			753
Stock based compensation		1,142				1,142
Stock awarded to employees	1	75				75
Retirement of common stock	(137)	(2,059)			(3,721)	(5,780)
Dividends					(29,912)	(29,912)
Balance, September 30, 2016	25,665	$391,601	$1,533	$9,001	$160,861	$562,996

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
	(In thousands)
Operating Activities:
Net income	$44,400	$44,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,211	12,379
Reversal of provision for loan losses	(3,200)	-
Net amortization of deferred loan fees	(281)	(263)
Decrease in interest income receivable	475	757
(Increase) decrease in other assets	(753)	107
Increase (decrease) in income taxes payable	403	(257)
Decrease in net deferred tax asset	3,258	968
Decrease in interest expense payable	(19)	(56)
Decrease in other liabilities	143	(2,571)
Stock option compensation expense	1,142	987
Tax benefit (increase) decrease upon exercise and expiration of stock options	(199)	1,215
Net writedown/loss on sale of premises and equipment	21	24
Net gain on sale of foreclosed assets	(1,182)	(73)
Writedown of foreclosed assets	759	315
Net Cash Provided by Operating Activities	59,178	57,707
Investing Activities:
Net repayments of loans	171,573	124,615
Change in payable to FDIC(1)	3,180	-
Purchases of investment securities available for sale	(812,697)	(828,169)
Proceeds from sale/maturity/calls of securities available for sale	632,795	858,850
Purchases of investment securities held to maturity	(246,956)	(366,247)
Proceeds from maturity/calls of securities held to maturity	141,770	117,877
Purchases of premises and equipment	(1,299)	(4,049)
Net change in FRB(2)/FHLB(3) securities	-	940
Proceeds from sale of foreclosed assets	7,143	1,774
Net Cash Used in Investing Activities	(104,491)	(94,409)
Financing Activities:
Net increase in deposits	104,211	17,737
Net increase (decrease) in short-term borrowings and FHLB(3) advances	3,330	(52,721)
Exercise of stock options/issuance of shares	11,588	4,848
Tax benefit increase (decrease) upon exercise and expiration of stock options	199	(1,215)
Retirement of common stock	(5,780)	(15,028)
Common stock dividends paid	(29,912)	(29,168)
Net Cash Provided by (Used in) Financing Activities	83,636	(75,547)
Net Change In Cash and Due from Banks	38,323	(112,249)
Cash and Due from Banks at Beginning of Period	433,044	380,836
Cash and Due from Banks at End of Period	$471,367	$268,587

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$488	$4,911
Securities purchases pending settlement	171	-
Supplemental disclosure of cash flow activities:
Interest paid for the period	1,635	1,941
Income tax payments for the period	14,032	12,596

See accompanying notes to unaudited consolidated financial statements.

(1) Federal Deposit Insurance Corporation ("FDIC")

(2) Federal Reserve Bank ("FRB")

(3) Federal Home Loan Bank ("FHLB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company will be required to adopt the ASU provisions on January 1, 2018. Management does not expect the adoption of the ASU to have a material effect on the Company’s financial statements.

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

The Company will be required to adopt the ASU provisions January 1, 2017. Management does not expect the adoption of the ASU to have a material effect on the Company’s financial statements. The most notable impact will be the effect of Excess Tax Benefits on the provision for income taxes.

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

Note 3: Investment Securities

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$171,579	$300	$(33)	$171,846
Agency residential mortgage-backed securities (MBS)	499,860	1,712	(1,883)	499,689
Non-agency residential MBS	301	1	-	302
Non-agency commercial MBS	2,127	1	(10)	2,118
Obligations of states and political subdivisions	177,786	8,086	(378)	185,494
Asset-backed securities	1,003	-	(3)	1,000
FHLMC(1) and FNMA(2) stock	775	3,481	-	4,256
Corporate securities	891,335	5,808	(1,911)	895,232
Other securities	2,034	577	(140)	2,471
Total	$1,746,800	$19,966	$(4,358)	$1,762,408

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

[The remainder of this page intentionally left blank]

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At September 30, 2016
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. government sponsored entities	$621	$3	$-	$624
Agency residential MBS	712,470	10,210	(194)	722,486
Non-agency residential MBS	5,678	54	(1)	5,731
Agency commercial MBS	9,404	24	(163)	9,265
Obligations of states and political subdivisions	682,846	19,508	(341)	702,013
Total	$1,411,019	$29,799	$(699)	$1,440,119

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

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. government sponsored entities	$764	$-	$-	$764
Agency residential MBS	595,503	1,810	(4,966)	592,347
Non-agency residential MBS	9,667	185	-	9,852
Agency commercial MBS	16,258	20	(274)	16,004
Obligations of states and political subdivisions	693,883	13,638	(789)	706,732
Total	$1,316,075	$15,653	$(6,029)	$1,325,699

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table s at the dates indicated:

	At September 30, 2016
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$159,685	$160,009	$18,809	$19,437
Over 1 to 5 years	745,541	750,330	290,412	295,190
Over 5 to 10 years	301,266	308,276	308,222	319,417
Over 10 years	35,211	34,957	66,024	68,593
Subtotal	1,241,703	1,253,572	683,467	702,637
MBS	502,288	502,109	727,552	737,482
Other securities	2,809	6,727	-	-
Total	$1,746,800	$1,762,408	$1,411,019	$1,440,119

	At December 31, 2015
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$136,717	$136,976	$20,709	$21,354
Over 1 to 5 years	1,049,786	1,044,453	259,556	262,163
Over 5 to 10 years	166,352	173,585	289,568	296,352
Over 10 years	2,475	2,749	124,814	127,627
Subtotal	1,355,330	1,357,763	694,647	707,496
MBS	210,783	205,293	621,428	618,203
Other securities	2,814	7,160	-	-
Total	$1,568,927	$1,570,216	$1,316,075	$1,325,699

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At September 30, 2016 and December 31, 2015, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

[The remainder of this page intentionally left blank]

An analysis of the gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At September 30, 2016
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment Positions	Fair Value	Unrealized Losses	Investment Positions	Fair Value	Unrealized Losses	Investment Positions	Fair Value	Unrealized Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	3	$39,965	$(33)	-	$-	$-	3	$39,965	$(33)
Agency residential MBS	9	109,244	(222)	28	133,665	(1,661)	37	242,909	(1,883)
Non-agency residential MBS	1	31	-	-	-	-	1	31	-
Non-agency commercial MBS	1	324	(4)	1	794	(6)	2	1,118	(10)
Obligations of states and political subdivisions	30	42,214	(356)	3	1,118	(22)	33	43,332	(378)
Asset-backed securities	-	-	-	1	1,000	(3)	1	1,000	(3)
Corporate securities	25	136,421	(704)	26	102,085	(1,207)	51	238,506	(1,911)
Other securities	-	-	-	1	1,860	(140)	1	1,860	(140)
Total	69	$328,199	$(1,319)	60	$240,522	$(3,039)	129	$568,721	$(4,358)

An analysis of gross unrecognized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At September 30, 2016
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment Positions	Fair Value	Unrecognized Losses	Investment Positions	Fair Value	Unrecognized Losses	Investment Positions	Fair Value	Unrecognized Losses
	($ in thousands)
Agency residential MBS	6	$12,463	$(79)	3	$11,615	$(115)	9	$24,078	$(194)
Non-agency residential MBS	1	1,253	(1)	-	-	-	1	1,253	(1)
Agency commercial MBS	-	-	-	1	7,250	(163)	1	7,250	(163)
Obligations of states and political subdivisions	31	30,041	(182)	9	6,779	(159)	40	36,820	(341)
Total	38	$43,757	$(262)	13	$25,644	$(437)	51	$69,401	$(699)

The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates. The Company evaluates securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by a major rating agency. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2016.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of September 30, 2016, $755,762  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds. As of December 31, 2015, $738,865  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds.

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

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Three Months		For the Nine Months
	Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Taxable	$11,024	$9,120	$31,256	$25,067
Tax-exempt from regular federal income tax	5,476	5,801	16,682	17,931
Total interest income from investment securities	$16,500	$14,921	$47,938	$42,998

[The remainder of this page intentionally left blank]

Note 4: Loans and Allowance for Loan Losses

A summary of the major categories of loans outstanding is shown in the following tables.

	At September 30, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$331,429	$480,950	$2,282	$91,934	$335,629	$1,242,224
Purchased covered loans	-	-	-	2,233	9,512	11,745
Purchased non-covered loans:
Gross purchased non-covered loans	12,337	74,595	153	224	27,973	115,282
Purchased loan discount	(682)	(3,197)	-	(23)	(1,020)	(4,922)
Total	$343,084	$552,348	$2,435	$94,368	$372,094	$1,364,329

	At December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$368,117	$517,070	$2,978	$117,631	$346,043	$1,351,839
Purchased covered loans:
Gross purchased covered loans	-	-	-	2,385	11,828	14,213
Purchased loan discount	-	-	-	(133)	(19)	(152)
Purchased non-covered loans:
Gross purchased non-covered loans	15,620	124,650	973	231	32,454	173,928
Purchased loan discount	(989)	(4,264)	-	(23)	(1,156)	(6,432)
Total	$382,748	$637,456	$3,951	$120,091	$389,150	$1,533,396

Changes in the carrying amount of impaired purchased loans were as follows:

	For the Nine Months Ended September 30, 2016	For the Year Ended December 31, 2015
Impaired purchased loans	(In thousands)
Carrying amount at the beginning of the period	$3,887	$4,672
Reductions during the period	(2,651)	(785)
Carrying amount at the end of the period	$1,236	$3,887

Changes in the accretable yield for purchased loans were as follows:

	For the Nine Months Ended September 30, 2016	For the Year Ended December 31, 2015
Accretable yield:	(In thousands)
Balance at the beginning of the period	$1,259	$2,261
Reclassification from nonaccretable difference	3,322	3,051
Accretion	(2,936)	(4,053)
Balance at the end of the period	$1,645	$1,259

Accretion	$(2,936)	$(4,053)
Change in FDIC indemnification	995	698
(Increase) in interest income	$(1,941)	$(3,355)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses For the Three Months Ended September 30, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$10,402	$3,912	$127	$1,601	$6,616	$1,044	$66	$5,142	$28,910
Additions:
Provision	(3,638)	(328)	9	(193)	1,651	(399)	(4)	(298)	(3,200)
Deductions:
Chargeoffs	(88)	-	-	-	(1,736)	(112)	-	-	(1,936)
Recoveries	1,735	15	-	-	337	498	-	-	2,585
Net loan recoveries (losses)	1,647	15	-	-	(1,399)	386	-	-	649
Total allowance for loan losses	$8,411	$3,599	$136	$1,408	$6,868	$1,031	$62	$4,844	$26,359

	Allowance for Loan Losses For the Nine Months Ended September 30, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$9,559	$4,224	$177	$1,801	$7,080	$967	$-	$5,963	$29,771
Additions:
Provision	(1,641)	(670)	(41)	(393)	2,074	(1,472)	62	(1,119)	(3,200)
Deductions:
Chargeoffs	(2,024)	-	-	-	(3,418)	(150)	-	-	(5,592)
Recoveries	2,517	45	-	-	1,132	1,686	-	-	5,380
Net loan recoveries (losses)	493	45	-	-	(2,286)	1,536	-	-	(212)
Total allowance for loan losses	$8,411	$3,599	$136	$1,408	$6,868	$1,031	$62	$4,844	$26,359

	Allowance for Loan Losses For the Three Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,107	$4,896	$403	$2,058	$7,248	$1,244	$-	$7,872	$30,828
Additions:
Provision	1,246	(96)	(205)	(50)	367	(15)	65	(1,312)	-
Deductions:
Chargeoffs	(239)	(449)	-	-	(773)	-	-	-	(1,461)
Recoveries	300	27	-	-	336	6	-	-	669
Net loan recoveries (losses)	61	(422)	-	-	(437)	6	-	-	(792)
Total allowance for loan losses	$8,414	$4,378	$198	$2,008	$7,178	$1,235	$65	$6,560	$30,036

	Allowance for Loan Losses For the Nine Months Ended September 30, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,460	$4,245	$644	$2,241	$7,717	$2,120	$-	$9,058	$31,485
Additions:
Provision	2,840	525	(446)	(233)	436	(689)	65	(2,498)	-
Deductions:
Chargeoffs	(700)	(449)	-	-	(2,344)	(431)	-	-	(3,924)
Recoveries	814	57	-	-	1,369	235	-	-	2,475
Net loan recoveries (losses)	114	(392)	-	-	(975)	(196)	-	-	(1,449)
Total allowance for loan losses	$8,414	$4,378	$198	$2,008	$7,178	$1,235	$65	$6,560	$30,036

The allowance for loan losses and recorded investment in loans were evaluated for impairment as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At September 30, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,070	$216	$-	$-	$-	$-	$-	$-	$5,286
Collectively evaluated for impairment	3,341	3,383	136	1,408	6,868	1,031	62	4,844	21,073
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$8,411	$3,599	$136	$1,408	$6,868	$1,031	$62	$4,844	$26,359
Carrying value of loans:
Individually evaluated for impairment	$11,210	$5,270	$-	$-	$-	$6,125	$-	$-	$22,605
Collectively evaluated for impairment	320,219	475,680	2,282	91,934	335,629	103,189	11,555	-	1,340,488
Purchased loans with evidence of credit deterioration	-	-	-	-	-	1,046	190	-	1,236
Total	$331,429	$480,950	$2,282	$91,934	$335,629	$110,360	$11,745	$-	$1,364,329

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,942	$585	$-	$-	$-	$-	$-	$-	$5,527
Collectively evaluated for impairment	4,617	3,639	177	1,801	7,080	967	-	5,963	24,244
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$9,559	$4,224	$177	$1,801	$7,080	$967	$-	$5,963	$29,771
Carrying value of loans:
Individually evaluated for impairment	$12,587	$5,541	$-	$-	$-	$11,777	$-	$-	$29,905
Collectively evaluated for impairment	355,530	511,529	2,978	117,631	346,043	152,038	13,855	-	1,499,604
Purchased loans with evidence of credit deterioration	-	-	-	-	-	3,681	206	-	3,887
Total	$368,117	$517,070	$2,978	$117,631	$346,043	$167,496	$14,061	$-	$1,533,396

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At September 30, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$318,077	$466,364	$2,282	$88,920	$334,163	$101,295	$10,126	$1,321,227
Substandard	13,352	14,586	-	3,014	1,000	13,983	1,619	47,554
Doubtful	-	-	-	-	26	-	-	26
Loss	-	-	-	-	440	4	-	444
Purchased loan discount	-	-	-	-	-	(4,922)	-	(4,922)
Total	$331,429	$480,950	$2,282	$91,934	$335,629	$110,360	$11,745	$1,364,329

(1)	Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$353,474	$496,744	$2,978	$114,525	$344,876	$149,100	$12,563	$1,474,260
Substandard	14,643	20,326	-	3,106	781	24,810	1,650	65,316
Doubtful	-	-	-	-	12	18	-	30
Loss	-	-	-	-	374	-	-	374
Purchased loan discount	-	-	-	-	-	(6,432)	(152)	(6,584)
Total	$368,117	$517,070	$2,978	$117,631	$346,043	$167,496	$14,061	$1,533,396

(1)	Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At September 30, 2016
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$330,596	$647	$186	$-	$-	$331,429
Commercial real estate	474,741	914	-	-	5,295	480,950
Construction	2,282	-	-	-	-	2,282
Residential real estate	90,713	908	-	-	313	91,934
Consumer installment and other	331,310	3,198	683	438	-	335,629
Total originated loans	1,229,642	5,667	869	438	5,608	1,242,224
Purchased non-covered loans	105,255	4,030	370	49	656	110,360
Purchased covered loans	11,716	-	-	-	29	11,745
Total	$1,346,613	$9,697	$1,239	$487	$6,293	$1,364,329

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2015
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$365,450	$1,777	$122	$-	$768	$368,117
Commercial real estate	504,970	5,930	726	-	5,444	517,070
Construction	2,978	-	-	-	-	2,978
Residential real estate	115,575	1,202	414	-	440	117,631
Consumer installment and other	341,566	3,263	919	295	-	346,043
Total originated loans	1,330,539	12,172	2,181	295	6,652	1,351,839
Purchased non-covered loans	158,554	589	7	-	8,346	167,496
Purchased covered loans	13,929	132	-	-	-	14,061
Total	$1,503,022	$12,893	$2,188	$295	$14,998	$1,533,396

[The remainder of this page intentionally left blank]

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Three Months Ended		For the Nine Months Ended
	September 30,
	2016	2015	2016	2015
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$193	$315	$756	$969
Less: Interest income (recognized) reversed on nonaccrual loans	(500)	17	(1,033)	(308)
Total (addition) reduction of interest income	$(307)	$332	$(277)	$661

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2016 and December 31, 2015.

The following summarizes impaired loans:

	Impaired Loans At September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$1,058	$1,145	$-
Commercial real estate	8,013	9,560	-
Construction	-	-	-
Residential real estate	533	563	-
Consumer installment and other	611	718	-

Impaired loans with an allowance recorded:
Commercial	10,202	10,211	5,070
Commercial real estate	4,410	5,427	216
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$11,260	$11,356	$5,070
Commercial real estate	12,423	14,987	216
Construction	-	-	-
Residential real estate	533	563	-
Consumer installment and other	611	718	-

[The remainder of this page intentionally left blank]

	Impaired Loans At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$2,917	$2,979	$-
Commercial real estate	16,309	21,168	-
Construction	271	271	-
Residential real estate	666	697	-
Consumer installment and other	350	456	-

Impaired loans with an allowance recorded:
Commercial	10,170	10,170	4,942
Commercial real estate	4,660	5,109	585
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$13,087	$13,149	$4,942
Commercial real estate	20,969	26,277	585
Construction	271	271	-
Residential real estate	666	697	-
Consumer installment and other	350	456	-

Impaired loans include troubled debt restructured loans. Impaired loans at September 30, 2016, included $12,402 thousand of restructured loans, $5,307 thousand of which were on nonaccrual status. Impaired loans at December 31, 2015, included $15,712 thousand of restructured loans, $7,464 thousand of which were on nonaccrual status.

	Impaired Loans
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2016		2015		2016		2015
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$12,858	$126	$12,750	$147	$13,454	$394	$12,513	$440
Commercial real estate	14,486	188	21,923	142	17,991	549	19,985	546
Construction	-	-	-	-	136	-	306	-
Residential real estate	530	4	403	9	693	13	652	23
Consumer installment and other	545	6	516	6	435	18	856	19
Total	$28,419	$324	$35,592	$304	$32,709	$974	$34,312	$1,028

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At September 30, 2016
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	7	$2,719	$1,519	$169
Commercial real estate	10	11,257	10,663	216
Residential real estate	1	241	220	-
Total	18	$14,217	$12,402	$385

	Troubled Debt Restructurings At December 31, 2015
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	6	$3,138	$2,802	$194
Commercial real estate	10	12,927	12,684	-
Residential real estate	1	242	226	-
Total	17	$16,307	$15,712	$194

During the three and nine months ended September 30, 2016, the Company modified zero loans and four loans with a total carrying value of $4,843 thousand, respectively, that were considered troubled debt restructurings. The concessions granted in the four restructurings completed in the first nine months of 2016 consisted of three modifications of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms and one court order requiring under-market terms.

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

During the three and nine months ended September 30, 2016 and 2015, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are 90 days or more past due.

There were no loans restricted due to collateral requirements at September 30, 2016 and December 31, 2015.

There were no loans held for sale at September 30, 2016 and December 31, 2015.

At September 30, 2016 and December 31, 2015, the Company held total other real estate owned (OREO) of $3,032 thousand net of reserve of $2,238 thousand and $9,264 thousand net of reserve of $1,986 thousand, respectively, of which $-0-  thousand was foreclosed residential real estate properties at both dates. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $-0-  thousand at September 30, 2016 and $-0- thousand at December 31, 2015.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At September 30, 2016, Westamerica Bank did not have credit extended to any one entity exceeding these limits. At September 30, 2016, Westamerica Bank had 32 lending relationships with aggregate loans exceeding $5 million. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $58,148 thousand and $61,190 thousand at September 30, 2016 and December 31, 2015, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At September 30, 2016, Westamerica Bank held corporate bonds in 51 issuing entities which exceeded $5 million of each issuer.

Note 6: Other Assets

Other assets consisted of the following:

	At September 30, 2016	At December 31, 2015
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	201	201
Total cost method equity investments	14,270	14,270
Life insurance cash surrender value	50,883	48,972
Net deferred tax asset	42,505	51,748
Limited partnership investments	13,188	15,259
Interest receivable	19,699	20,174
Prepaid assets	4,112	4,771
Other assets	9,804	10,660
Total other assets	$154,461	$165,854

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

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At September 30, 2016, this investment totaled $13,188 thousand and $2,299  thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2015, this investment totaled $15,259 thousand and $2,299  thousand of this amount represents outstanding equity capital commitments. At September 30, 2016, the $2,299 thousand of outstanding equity capital commitments are expected to be paid as follows, $453 thousand in 2016, $763 thousand in 2017, and $1,083 thousand in 2018 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Nine Months Ended
	September 30,
	2016	2015	2016	2015
	(In thousands)
Investment loss included in pre-tax income	$675	$750	$2,025	$2,175
Tax credits recognized in provision for income taxes	562	663	1,723	1,988

[The remainder of this page intentionally left blank]

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three and nine months ended September 30, 2016 and year ended December 31, 2015. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three and nine months ended September 30, 2016 and year ended December 31, 2015, no such adjustments were recorded.

The carrying values of goodwill were:

	At September 30, 2016	At December 31, 2015
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At September 30, 2016		At December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(49,263)	$56,808	$(46,782)
Merchant Draft Processing Intangible	10,300	(10,056)	10,300	(9,895)
Total Identifiable Intangible Assets	$67,108	$(59,319)	$67,108	$(56,677)

As of September 30, 2016, the current period and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
For the Nine Months ended September 30, 2016 (actual)	$2,481	$161	$2,642
Estimate for the remainder of year ended December 31, 2016	811	51	862
Estimate for year ended December 31, 2017	2,913	164	3,077
2018	1,892	29	1,921
2019	538	-	538
2020	287	-	287
2021	269	-	269

[The remainder of this page intentionally left blank]

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At September 30, 2016	At December 31, 2015
	(In thousands)
Noninterest-bearing	$2,064,988	$2,026,049
Interest-bearing:
Transaction	851,885	860,706
Savings	1,462,860	1,366,936
Time deposits less than $100 thousand	138,655	150,780
Time deposits $100 thousand through $250 thousand	88,666	96,971
Time deposits more than $250 thousand	37,816	39,217
Total deposits	$4,644,870	$4,540,659

Demand deposit overdrafts of $2,880  thousand and $3,038  thousand were included as loan balances at September 30, 2016 and December 31, 2015, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $124 thousand and $395 thousand for the three months and nine months ended September 30, 2016, respectively and $164 thousand and $543 thousand for the three months and nine months ended September 30, 2015, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements Overnight and Continuous
	At September 30, 2016	At December 31, 2015
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$86,034	$98,969
Agency residential MBS	20,742	-
Obligations of states and political subdivisions	1,015	3,975
Corporate securities	91,160	54,681
Total collateral carrying value	$198,951	$157,625
Total short-term borrowed funds	$56,358	$53,028

The Company had a $35,000 thousand unsecured line of credit which expired March 18, 2016. There was no outstanding balance at December 31, 2015.

Note 9: Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Available for sale investment securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as other real estate owned, impaired loans, certain loans held for investment, investment securities held to maturity, and other assets. These nonrecurring fair value adjustments typically involve the lower-of-cost or fair-value accounting of individual assets.

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

The Company regularly reviews the valuation techniques and assumptions used by its vendors and determines which valuation techniques are utilized based on observable market inputs for the type of securities being measured. The Company uses the information to determine the placement in the fair value hierarchy as level 1, 2 or 3. When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, or reevaluates the valuation techniques and assumptions used by its vendors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new information. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the nine months ended September 30, 2016, and three months ended March 31, 2015, there were no transfers in or out of levels 1, 2 or 3. During the three months ended June 30, 2015, the Company reevaluated the valuation techniques and assumptions used by its vendors in valuing the Company’s available for sale securities, and based on the evaluation, transferred $437,715 thousand out of level 1 and transferred $437,715 thousand into level 2. There were no transfers into level 1 or into or out of level 3 during this same period. Subsequent to June 30, 2015 and through the year ended December 31, 2015, there were no transfers into or out of levels 1, 2 or 3.

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At September 30, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
Securities of U.S. Government sponsored entities	$171,846	$-	$171,846	$-
Agency residential MBS	499,689	-	499,689	-
Non-agency residential MBS	302	-	302	-
Non-agency commercial MBS	2,118	-	2,118	-
Obligations of states and political subdivisions	185,494	-	185,494	-
Asset-backed securities	1,000	-	1,000	-
FHLMC and FNMA stock	4,256	7	4,249	-
Corporate securities	895,232	-	895,232	-
Other securities	2,471	611	1,860	-
Total securities available for sale	$1,762,408	$618	$1,761,790	$-

	At December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
	(In thousands)
Securities of U.S. Government sponsored entities	$301,882	$-	$301,882	$-
Agency residential MBS	202,544	-	202,544	-
Non-agency residential MBS	370	-	370	-
Non-agency commercial MBS	2,379	-	2,379	-
Obligations of states and political subdivisions	157,509	-	157,509	-
Asset-backed securities	2,003	-	2,003	-
FHLMC and FNMA stock	4,329	7	4,322	-
Corporate securities	896,369	-	896,369	-
Other securities	2,831	991	1,840	-
Total securities available for sale	$1,570,216	$998	$1,569,218	$-

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at September 30, 2016 and December 31, 2015, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At September 30, 2016				For the Nine Months Ended September 30, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$3,032	$-	$-	$3,032	$(705)
Impaired loans	9,326	-	-	9,326	-
Total assets measured at fair value on a nonrecurring basis	$12,358	$-	$-	$12,358	$(705)

	At December 31, 2015				For the Year Ended December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$9,264	$-	$-	$9,264	$(320)
Impaired loans	15,633	-	-	15,633	(449)
Total assets measured at fair value on a nonrecurring basis	$24,897	$-	$-	$24,897	$(769)

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

Loans Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $26,359 thousand at September 30, 2016 and $29,771 thousand at December 31, 2015 and the purchased loan discount associated with purchased covered and purchased non-covered loans of $-0- thousand and $4,922 thousand, respectively at September 30, 2016 and $152 thousand and $6,432 thousand, respectively at December 31, 2015 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At September 30, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:	(In thousands)
Cash and due from banks	$471,367	$471,367	$471,367	$-	$-
Investment securities held to maturity	1,411,019	1,440,119	-	1,440,119	-
Loans	1,337,970	1,358,225	-	-	1,358,225

Financial Liabilities:
Deposits	$4,644,870	$4,643,754	$-	$4,379,733	$264,021
Short-term borrowed funds	56,358	56,358	-	56,358	-

	At December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:	(In thousands)
Cash and due from banks	$433,044	$433,044	$433,044	$-	$-
Investment securities held to maturity	1,316,075	1,325,699	-	1,325,699	-
Loans	1,503,625	1,517,394	-	-	1,517,394

Financial Liabilities:
Deposits	$4,540,659	$4,539,455	$-	$4,253,691	$285,764
Short-term borrowed funds	53,028	53,028	-	53,028	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $312,592 thousand and $299,884 thousand at September 30, 2016 and December 31, 2015, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $21,131 thousand and $26,149 thousand at September 30, 2016 and December 31, 2015, respectively. The Company also had commitments for commercial and similar letters of credit of $-0- thousand at September 30, 2016 and $40 thousand at December 31, 2015. At September 30, 2016 and December 31, 2015, the Company had a reserve for unfunded commitments of $2,593 thousand, included in other liabilities.

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

	For the Three Months		For the Nine Months
	Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$15,628	$14,857	$44,400	$44,175
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	25,641	25,530	25,558	25,565
Basic earnings per common share	$0.61	$0.58	$1.74	$1.73
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	25,641	25,530	25,558	25,565
Add common stock equivalents for options	46	35	37	20
Weighted average number of common shares outstanding - diluted (denominator)	25,687	25,565	25,595	25,585
Diluted earnings per common share	$0.61	$0.58	$1.73	$1.73

For the three and nine months ended September 30, 2016, options to purchase 771 thousand and 948 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

For the three and nine months ended September 30, 2015, options to purchase 1,043 thousand and 1,396 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months		For the Nine Months
	Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)(1)	$36,176	$37,179	$109,118	$111,524
Reversal of Provision for Loan Losses	(3,200)	-	(3,200)	-
Noninterest Income	11,598	11,993	35,029	36,562
Noninterest Expense	26,088	26,173	77,175	79,796
Income Before Income Taxes (FTE)(1)	24,886	22,999	70,172	68,290
Income Tax Provision (FTE)(1)	9,258	8,142	25,772	24,115
Net Income	$15,628	$14,857	$44,400	$44,175

Average Common Shares Outstanding	25,641	25,530	25,558	25,565
Average Diluted Common Shares Outstanding	25,687	25,565	25,595	25,585
Common Shares Outstanding at Period End	25,665	25,530

Per Common Share:
Basic Earnings	$0.61	$0.58	$1.74	$1.73
Diluted Earnings	0.61	0.58	1.73	1.73
Book Value	$21.94	$20.91

Financial Ratios:
Return on Assets	1.18%	1.16%	1.14%	1.17%
Return on Common Equity	11.39%	11.33%	11.04%	11.42%
Net Interest Margin (FTE)(1)	3.21%	3.31%	3.27%	3.37%
Net Loan (Recoveries) Losses to Average Loans	(0.19%)	0.20%	0.02%	0.12%
Efficiency Ratio(2)	54.6%	53.2%	53.5%	53.9%

Average Balances:
Assets	$5,253,502	$5,062,334	$5,204,418	$5,055,421
Earning Assets	4,489,317	4,471,690	4,448,261	4,417,114
Loans	1,386,186	1,591,798	1,447,061	1,643,438
Deposits	4,588,762	4,414,711	4,552,819	4,404,379
Shareholders' Equity	545,771	520,261	537,010	517,054

Period End Balances:
Assets	$5,306,778	$5,001,395
Earning Assets	4,537,756	4,422,367
Loans	1,364,329	1,571,843
Deposits	4,644,870	4,366,920
Shareholders' Equity	562,996	533,938

Capital Ratios at Period End:
Total Risk Based Capital	15.16%	13.39%
Tangible Equity to Tangible Assets	8.37%	8.23%

Dividends Paid Per Common Share	$0.39	$0.38	$1.17	$1.14
Common Dividend Payout Ratio	64%	66%	68%	66%

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Westamerica Bancorporation and subsidiaries’ (the “Company”) principal source of revenue is net interest and fee income, which represents interest earned on loans and investment securities (“interest-earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). The relatively low level of market interest rates reduced the spread between interest rates on earning assets and interest bearing liabilities. The Company’s net interest margin and net interest income declined as market interest rates on newly originated loans remain below the yields earned on older-dated loans and on the overall loan portfolio. The Company’s loan portfolio has declined from the third quarter 2015 through the third quarter 2016; Management has been avoiding long-dated, low-yielding loans given historically low interest rates. Management has also maintained, in their opinion, conservative loan underwriting, terms and conditions. During this period, the investment portfolio has grown. The Company has been reducing its exposure to rising interest rates by purchasing shorter-duration investment securities, which have lower yields than longer-duration securities. The changing composition of interest earning assets and low market interest rates has pressured the net interest margin on a fully taxable equivalent (“FTE”) basis. In the third quarter 2016 the Company’s average checking and savings deposits were 5 percent higher than in the third quarter 2015. These lower-costing deposit products, which earn relatively low interest rates and are less volatile than time deposits during periods of rising market interest rates, represented 94 percent of average total deposits during the third quarter 2016. Credit quality improved with nonperforming assets declining to $9.8 million at September 30, 2016 from $26.2 million at September 30, 2015; the resolution of these problem loans contributed to net recoveries of prior loan losses of $649 thousand during the third quarter 2016. Reflecting Management's evaluation of losses inherent in the loan portfolio, including improvements in most credit metrics during the third quarter, the Company recorded a reversal of the provision for loan losses of $3.2 million for the third quarter 2016. Management is focused on controlling all noninterest expense levels, particularly due to market interest rate pressure on net interest income.

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

The Company’s significant accounting policies are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and are fundamental to understanding the Company’s results of operations and financial condition. There have been no changes to the Company’s significant accounting policies during the first nine months of 2016.

The Company reported net income of $15.6 million or $0.61 diluted earnings per common share for the third quarter 2016 and net income of $44.4 million or $1.73 diluted earnings per common share for the nine months ended September 30, 2016. These results compare to net income of $14.9 million or $0.58 diluted earnings per common share for the third quarter 2015 and net income of $44.2 million or $1.73 diluted earnings per common share for the nine months ended September 30, 2015.

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net interest and fee income (FTE)	$36,176	$37,179	$109,118	$111,524
Reversal of provision for loan losses	3,200	-	3,200	-
Noninterest income	11,598	11,993	35,029	36,562
Noninterest expense	(26,088)	(26,173)	(77,175)	(79,796)
Income before taxes (FTE)	24,886	22,999	70,172	68,290
Income tax provision (FTE)	(9,258)	(8,142)	(25,772)	(24,115)
Net income	$15,628	$14,857	$44,400	$44,175

Average diluted common shares	25,687	25,565	25,595	25,585
Diluted earnings per common share	$0.61	$0.58	$1.73	$1.73

Average total assets	$5,253,502	$5,062,334	$5,204,418	$5,055,421
Net income to average total assets (annualized)	1.18%	1.16%	1.14%	1.17%
Net income to average common shareholders' equity (annualized)	11.39%	11.33%	11.04%	11.42%

Net income for the third quarter of 2016 was $771 thousand more than the same quarter of 2015, the net result of a reversal of provision for loan losses, partially offset by lower net interest and fee income (FTE), lower noninterest income and higher income tax provision (FTE). A decrease in net interest and fee income (FTE) was mostly attributed to lower average balances of loans, partially offset by higher average balances of investments and lower average balances of higher-costing time deposits. The Company recorded a reversal of provision for loan losses of $3.2 million, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest income decreased primarily due to reduced levels of service charges on deposit accounts. The income tax provision (FTE) was higher in the third quarter 2016 due to reduced levels of federally tax-exempt income on interest-earning assets relative to pre-tax income, and lower tax credits.

Comparing the first nine months of 2016 with the first nine months of 2015, net income increased $225 thousand due to a reversal of provision for loan losses and lower noninterest expense, partially offset by lower net interest and fee income (FTE), lower noninterest income and higher income tax provision (FTE). The lower net interest and fee income (FTE) was primarily caused by lower average balances of loans, partially offset by higher average balances of investments and lower average balances of higher-costing time deposits. The Company recorded a reversal of provision for loan losses of $3.2 million, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest income decreased primarily due to reduced levels of service charges on deposit accounts and lower merchant credit card fees, partially offset by higher debit card fees. Noninterest expense decreased mostly due to lower net expenses for foreclosed properties, lower personnel costs, lower occupancy expense and lower other expenses, offset in part by higher legal fees. Income tax provision (FTE) increased in the first nine months of 2016 due to reduced levels of federally tax-exempt income on interest-earning assets relative to pre-tax income, and lower tax credits.

[The remainder of this page intentionally left blank]

Net Interest and Fee Income (FTE)

Following is a summary of the components of net interest and fee income (FTE) for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2016	2015	2016	2015
	($ in thousands)
Interest and fee income	$33,468	$34,299	$100,842	$102,641
Interest expense	(523)	(585)	(1,616)	(1,861)
FTE adjustment	3,231	3,465	9,892	10,744
Net interest and fee income (FTE)	$36,176	$37,179	$109,118	$111,524

Average earning assets	$4,489,317	$4,471,690	$4,448,261	$4,417,114
Net interest margin (FTE) (annualized)	3.21%	3.31%	3.27%	3.37%

Net interest and fee income (FTE) decreased during the third quarter 2016 by $1.0 million from the same period in 2015, mainly due to lower average balances of loans (down $206 million), partially offset by higher average balances of investments (up $223 million) and lower average balances of higher-costing time deposits (down $47 million).

Comparing the first nine months of 2016 with the first nine months of 2015, net interest and fee income (FTE) decreased $2.4 million due to lower average balances of loans (down $196 million), partially offset by higher average balances of investments (up $228 million) and lower average balances of higher-costing time deposits (down $72 million).

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

Yields on interest-earning assets declined due to relatively low interest rates prevailing in the market. The annualized net interest margin (FTE) was 3.21% in the third quarter 2016 and 3.27% in the first nine months of 2016 compared with 3.31% in the third quarter 2015 and 3.37% in the first nine months of 2015. The volume of older-dated higher-yielding loans declined due to principal maturities and paydowns. The Company, in anticipation of rising interest rates, has been purchasing shorter-duration investment securities with lower yields than longer-duration securities to increase liquidity. The Company’s high levels of liquidity will provide an opportunity to invest in higher yielding assets assuming market interest rates start rising.

The Company has been replacing higher-cost funding sources with low-cost deposits and interest expense has declined to offset some of the decline in interest income. Average balances of time deposits declined $47 million from the third quarter 2015 to third quarter 2016 while lower-cost checking and savings deposits grew 5% in the same period. Average balances of checking and saving deposits accounted for 94.1% of average total deposits in the third quarter 2016 and 93.9% in the first nine months of 2016 compared with 92.8% and 92.1% in the third quarter 2015 and first nine months of 2015, respectively.

[The remainder of this page intentionally left blank]

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated (percentages are annualized.):

	For the Three Months		For the Nine Months
	Ended September 30,
	2016	2015	2016	2015

Yield on earning assets (FTE)	3.26%	3.36%	3.32%	3.43%
Rate paid on interest-bearing liabilities	0.08%	0.09%	0.08%	0.10%
Net interest spread (FTE)	3.18%	3.27%	3.24%	3.33%
Impact of noninterest-bearing demand deposits	0.03%	0.04%	0.03%	0.04%
Net interest margin (FTE)	3.21%	3.31%	3.27%	3.37%

During 2015 and 2016, the net interest margin (FTE) was affected by historically low market interest rates. The volume of older-dated higher-yielding loans and securities declined due to principal maturities and paydowns. Management has avoided long-dated, low-yielding loans given historically low interest rates. Management has also maintained conservative loan underwriting, terms and conditions. During this period, the investment portfolio has grown. The changing composition of interest-earning assets and low market rates has pressured the net interest margin. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost time deposits and increasing balances of checking and savings deposits, which earn relatively low interest rates and are less volatile than time deposits during periods of rising market interest rates.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2016
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,265,883	$11,024	1.95%
Tax-exempt (1)	837,248	8,415	4.02%
Total investments (1)	3,103,131	19,439	2.51%
Loans:
Taxable	1,320,635	16,424	4.95%
Tax-exempt (1)	65,551	836	5.07%
Total loans (1)	1,386,186	17,260	4.95%
Total Interest-earning assets (1)	4,489,317	36,699	3.26%
Other assets	764,185
Total assets	$5,253,502

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,041,045	$-	-%
Savings and interest-bearing transaction	2,277,462	293	0.05%
Time less than $100,000	152,142	95	0.25%
Time $100,000 or more	118,113	124	0.42%
Total interest-bearing deposits	2,547,717	512	0.08%
Short-term borrowed funds	68,640	11	0.06%
Total interest-bearing liabilities	2,616,357	523	0.08%
Other liabilities	50,329
Shareholders' equity	545,771
Total liabilities and shareholders' equity	$5,253,502
Net interest spread (1) (2)			3.18%
Net interest and fee income and interest margin (1) (3)		$36,176	3.21%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2015
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,043,470	$9,120	1.79%
Tax-exempt (1)	836,422	8,912	4.26%
Total investments (1)	2,879,892	18,032	2.50%
Loans:
Taxable	1,516,937	18,719	4.90%
Tax-exempt (1)	74,861	1,013	5.37%
Total loans (1)	1,591,798	19,732	4.92%
Total Interest-earning assets (1)	4,471,690	$37,764	3.36%
Other assets	590,644
Total assets	$5,062,334

Liabilities and shareholders' equity
Noninterest-bearing demand	$1,975,498	$-	-%
Savings and interest-bearing transaction	2,121,607	276	0.05%
Time less than $100,000	170,390	133	0.31%
Time $100,000 or more	147,216	164	0.44%
Total interest-bearing deposits	2,439,213	573	0.09%
Short-term borrowed funds	72,607	12	0.07%
Total interest-bearing liabilities	2,511,820	$585	0.09%
Other liabilities	54,755
Shareholders' equity	520,261
Total liabilities and shareholders' equity	$5,062,334
Net interest spread (1) (2)			3.27%
Net interest and fee income and interest margin (1) (3)		$37,179	3.31%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Nine Months Ended September 30, 2016
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,165,463	$31,256	1.92%
Tax-exempt (1)	835,737	25,632	4.09%
Total investments (1)	3,001,200	56,888	2.53%
Loans:
Taxable	1,378,593	51,150	4.96%
Tax-exempt (1)	68,468	2,696	5.26%
Total loans (1)	1,447,061	53,846	4.97%
Total Interest-earning assets (1)	4,448,261	110,734	3.32%
Other assets	756,157
Total assets	$5,204,418

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,010,058	$-	-%
Savings and interest-bearing transaction	2,265,775	878	0.05%
Time less than $100,000	156,568	313	0.27%
Time $100,000 or more	120,418	395	0.44%
Total interest-bearing deposits	2,542,761	1,586	0.08%
Short-term borrowed funds	62,823	30	0.06%
Total interest-bearing liabilities	2,605,584	1,616	0.08%
Other liabilities	51,766
Shareholders' equity	537,010
Total liabilities and shareholders' equity	$5,204,418
Net interest spread (1) (2)			3.24%
Net interest and fee income and interest margin (1) (3)		$109,118	3.27%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended September 30, 2016
	Compared with
	For the Three Months Ended September 30, 2015
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$993	$911	$1,904
Tax-exempt (1)	9	(506)	(497)
Total investments (1)	1,002	405	1,407
Loans:
Taxable	(2,462)	167	(2,295)
Tax-exempt (1)	(128)	(49)	(177)
Total loans (1)	(2,590)	118	(2,472)
Total (decrease) increase in interest and loan fee income (1)	(1,588)	523	(1,065)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	20	(3)	17
Time less than $100,000	(14)	(24)	(38)
Time $100,000 or more	(33)	(7)	(40)
Total interest-bearing deposits	(27)	(34)	(61)
Short-term borrowed funds	(1)	-	(1)
Total decrease in interest expense	(28)	(34)	(62)
(Decrease) increase in net interest and loan fee income (1)	$(1,560)	$557	$(1,003)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Nine Months Ended September 30, 2016
	Compared with
	For the Nine Months Ended September 30, 2015
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$3,229	$2,960	$6,189
Tax-exempt (1)	(632)	(1,285)	(1,917)
Total investments (1)	2,597	1,675	4,272
Loans:
Taxable	(6,854)	457	(6,397)
Tax-exempt (1)	(359)	(167)	(526)
Total loans (1)	(7,213)	290	(6,923)
Total (decrease) increase in interest and loan fee income (1)	(4,616)	1,965	(2,651)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	62	(8)	54
Time less than $100,000	(49)	(87)	(136)
Time $100,000 or more	(164)	16	(148)
Total interest-bearing deposits	(151)	(79)	(230)
Short-term borrowed funds	(11)	(3)	(14)
Federal Home Loan Bank advances	(1)	-	(1)
Total decrease in interest expense	(163)	(82)	(245)
(Decrease) increase in net interest and loan fee income (1)	$(4,453)	$2,047	$(2,406)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

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

The Company recorded a reversal of the provision for loan losses of $3.2 million in the three months and nine months ended September 30, 2016. The Company provided no provision for loan losses in the three months and nine months ended September 30, 2015. During the third quarter 2016, classified loans declined $15.6 million (which included nonperforming loans of $7.1 million) and the Company achieved net recoveries of prior loan losses of $649 thousand; these developments were reflected in Management’s evaluation of credit quality and the adequacy of the allowance for loan losses at September 30, 2016. Management’s evaluation of credit quality includes originated and purchased loans. The Company recorded purchased loans at estimated fair value upon the acquisition dates. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans secured by single-family residential real estate are “covered” through February 6, 2019 by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Service charges on deposit accounts	$5,303	$5,581	$15,790	$16,981
Debit card fees	1,587	1,538	4,724	4,528
Merchant processing services	1,532	1,485	4,699	4,971
Trust fees	686	682	2,004	2,061
Other service charges	671	693	1,951	2,041
ATM processing fees	600	616	1,860	1,828
Financial services commissions	118	177	411	527
Other noninterest income	1,101	1,221	3,590	3,625
Total	$11,598	$11,993	$35,029	$36,562

Noninterest income for the third quarter 2016 declined by $395 thousand or 3.3% from the same period in 2015. Service charges on deposits decreased $278 thousand due to declines in fees charged on overdrawn and insufficient funds accounts (down $292 thousand), partially offset by the effect of deposit fee increases effective February 2016. Other noninterest income decreased $120 thousand primarily due to a decline in interest recoveries on charged off loans.

In the first nine months of 2016, noninterest income decreased $1.5 million or 4.2% compared with the first nine months of 2015. Service charges on deposits decreased $1.2 million due to declines in fees charged on overdrawn and insufficient funds accounts (down $826 thousand) and lower fees on analyzed accounts (down $391 thousand), partially offset by the effect of deposit fee increases effective February 2016. Merchant processing services fees decreased $272 thousand primarily due to lower transaction volumes and because larger sales relationships with low margins accounted for a significant portion of transaction volumes, offset in part by increased debit card fees of $196 thousand as a result of increased transaction volumes.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2016	2015	2016	2015
	(In thousands)

Salaries and related benefits	$13,063	$12,761	$39,067	$39,795
Occupancy	3,749	3,746	10,546	11,199
Outsourced data processing services	2,114	2,115	6,375	6,334
Professional services	1,693	746	3,183	1,876
Furniture and equipment	1,211	1,075	3,611	3,353
Amortization of identifiable intangibles	867	952	2,642	2,908
Courier service	451	604	1,458	1,744
Other real estate owned	(206)	83	(487)	451
Other noninterest expense	3,146	4,091	10,780	12,136
Total	$26,088	$26,173	$77,175	$79,796

Noninterest expense decreased $85 thousand in the third quarter 2016 compared with the same period in 2015. Expenses for other real estate owned in the third quarter 2016 were reduced by net gains from the sale of foreclosed properties. Courier expense decreased $153 thousand primarily due to switching to new low-cost vendors. Other categories of expense offset the decrease: Professional fees increased $947 thousand due to higher legal fees associated with loan administration and collection activities. Salaries and related benefits increased $302 thousand in the third quarter 2016 compared with the same period in 2015 mostly due to higher employee benefit costs. Furniture and equipment expense increased $136 thousand due to increases in depreciation and maintenance expenses.

In the first nine months of 2016, noninterest expense decreased $2.6 million or 3.3% compared with the first nine months of 2015. Expenses for other real estate owned in the first nine months of 2016 were reduced by net gains from the sale of foreclosed properties. Salaries and related benefits decreased $728 thousand primarily due to lower salaries resulting from employee attrition. Occupancy expense decreased $653 thousand in the first nine months of 2016 compared with the first nine months of 2015 mostly due to branch closures and a lease expiration related to a non-branch building. Courier expense decreased $286 thousand primarily due to logistical changes and switching to new low-cost vendors. Amortization of identifiable intangibles decreased as assets are amortized on a declining balance method. Two categories of expense offset the decrease: Professional fees increased $1.3 million due to higher legal fees associated with loan administration and collection activities. Furniture and equipment expense increased $258 thousand mainly due to increased depreciation costs for technology.

Provision for Income Tax

During the third quarter 2016, the Company recorded an income tax provision (FTE) of $9.3 million, compared with $8.1 million in the third quarter 2015. The third quarter 2016 provision represents an effective tax rate (FTE) of 37.2%, compared with 35.4% for the third quarter 2015. The income tax provision (FTE) was $25.8 million for the first nine months of 2016 compared with $24.1 million for the corresponding period of 2015. The first nine months of 2016 effective tax rate (FTE) was 36.7% compared to 35.3% for the same period of 2015. The effective tax rates (FTE) for the third quarter 2015 and the first nine months of 2015 were lower than the effective tax rates for the respective periods in 2016 due to higher pre-tax income and declining tax preference items. Interest income earned on municipal securities and tax free loans which are exempt from federal income taxes have declined in 2016. The tax credits earned from investments in limited partnerships have also declined in 2016.

Investment Portfolio

The Company maintains a securities portfolio consisting of securities issued by U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

Management has increased the investment portfolio in response to deposit growth and loan volume declines. The carrying value of the Company’s investment securities portfolio was $3.2 billion as of September 30, 2016, an increase of $287 million compared to December 31, 2015.

Management continually evaluates the Company’s investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, liquidity, and the level of interest rate risk to which the Company is exposed. These evaluations may cause Management to change the level of funds the Company deploys into investment securities and change the composition of the Company’s investment securities portfolio. During the nine months ended September 30, 2016, Management reduced securities of U.S. Government sponsored entities to reduce call optionality and increased agency residential MBS to develop more reliable cash flows.

As of September 30, 2016, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. Credit ratings are considered in our analysis only as a guide to the historical default rate associated with similarly-rated bonds. There have been no significant differences in our internal analyses compared with the ratings assigned by the third party credit rating agencies.

The following tables summarize the total general obligation and revenue bonds in the Company’s investment securities portfolios as of the dates indicated identifying the state in which the issuing government municipality or agency operates.

At September 30, 2016, the Company’s investment securities portfolios included securities issued by 718 state and local government municipalities and agencies located within 44 states with a fair value of $887.5 million. None of the Company’s investment securities were issued by Puerto Rican government entities. The largest exposure to any one municipality or agency was $10.5 million (fair value) represented by nine general obligation bonds.

	At September 30, 2016
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$110,820	$115,071
Texas	69,205	70,598
New Jersey	40,198	41,236
Pennsylvania	39,844	40,367
Minnesota	33,019	33,761
Other (36 states)	277,560	286,215
Total general obligation bonds	$570,646	$587,248

Revenue bonds:
California	$49,641	$51,653
Kentucky	23,912	24,667
Pennsylvania	23,617	23,905
Iowa	18,103	18,638
Colorado	16,100	16,717
Other (30 states)	158,613	164,679
Total revenue bonds	$289,986	$300,259
Total obligations of states and political subdivisions	$860,632	$887,507

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

At September 30, 2016 and December 31, 2015, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 22 revenue sources at September 30, 2016 and December 31, 2015. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At September 30, 2016
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$55,972	$58,898
Sewer	41,629	43,204
Sales tax	31,598	33,184
Lease (renewal)	25,291	26,134
College & University	18,312	18,594
Lease (abatement)	15,211	15,948
Other	101,973	104,297
Total revenue bonds by revenue source	$289,986	$300,259

[The remainder of this page intentionally left blank]

	At December 31, 2015
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$62,661	$65,412
Sewer	45,912	47,242
Sales tax	31,680	32,945
Lease (renewal)	21,673	22,227
College & University	17,967	18,215
Lease (abatement)	17,017	17,769
Other	99,406	101,517
Total revenue bonds by revenue source	$296,316	$305,327

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

Nonperforming Assets
	At September 30,		At December 31,
	2016	2015	2015
	(In thousands)
Originated:
Nonperforming nonaccrual loans	$1,198	$7,578	$6,302
Performing nonaccrual loans	4,410	-	350
Total nonaccrual loans	5,608	7,578	6,652
Accruing loans 90 or more days past due	438	481	295
Total nonperforming loans	6,046	8,059	6,947
Other real estate owned	666	5,834	5,829
Total nonperforming assets	$6,712	$13,893	$12,776

Purchased covered:
Nonperforming nonaccrual loans	$29	$-	$-
Performing nonaccrual loans	-	-	-
Total nonaccrual loans	29	-	-
Accruing loans 90 or more days past due	-	-	-
Total nonperforming loans	29	-	-
Other real estate owned	-	486	-
Total nonperforming assets	$29	$486	$-

Purchased non-covered:
Nonperforming nonaccrual loans	$634	$8,784	$8,346
Performing nonaccrual loans	22	84	-
Total nonaccrual loans	656	8,868	8,346
Accruing loans 90 or more days past due	49	-	-
Total nonperforming loans	705	8,868	8,346
Other real estate owned	2,366	2,949	3,435
Total nonperforming assets	$3,071	$11,817	$11,781

Total nonperforming assets	$9,812	$26,196	$24,557

Nonperforming assets have declined during the nine months ended September 30, 2016 due to payoffs and chargeoffs. At September 30, 2016, one loan secured by commercial real estate with a balance of $4.4 million was on nonaccrual status. During the third quarter 2016, nonaccrual loans declined due to loan payoffs which generated recoveries of prior charge-offs. The remaining nine nonaccrual loans held at September 30, 2016 had an average carrying value of $209 thousand and the largest carrying value was $584 thousand.

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

The following table summarizes the allowance for loan losses, chargeoffs and recoveries of the Company for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2016	2015	2016	2015
	($ in thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$28,910	$30,828	$29,771	$31,485
Reversal of provision for loan losses	(3,200)	-	(3,200)	-
Loans charged off
Commercial	(88)	(239)	(2,024)	(700)
Commercial real estate	-	(449)	-	(449)
Real estate residential	-	-	-	-
Consumer installment and other	(1,736)	(773)	(3,418)	(2,344)
Purchased non-covered loans	(112)	-	(150)	(431)
Total chargeoffs	(1,936)	(1,461)	(5,592)	(3,924)
Recoveries of loans previously charged off
Commercial	1,735	300	2,517	814
Commercial real estate	15	27	45	57
Real estate construction	-	-	-	-
Consumer installment and other	337	336	1,132	1,369
Purchased non-covered loans	498	6	1,686	235
Total recoveries	2,585	669	5,380	2,475
Net loan recoveries (losses)	649	(792)	(212)	(1,449)
Balance, end of period	$26,359	$30,036	$26,359	$30,036

Net loan recoveries (losses):
Originated loans	$263	$(798)	$(1,748)	$(1,253)
Purchased non-covered loans	386	6	1,536	(196)
Net loan (recoveries) losses as a percentage of average total loans (annualized)	(0.19%)	0.20%	0.02%	0.12%

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of September 30, 2016 is economic and business conditions $0.8 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $1.4 million, adequacy of lending Management and staff $1.0 million and concentrations of credit $1.3 million.

	Allowance for Loan Losses
	For the Three Months Ended September 30, 2016
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$10,402	$3,912	$127	$1,601	$6,616	$1,044	$66	$5,142	$28,910
Additions:
Provision	(3,638)	(328)	9	(193)	1,651	(399)	(4)	(298)	(3,200)
Deductions:
Chargeoffs	(88)	-	-	-	(1,736)	(112)	-	-	(1,936)
Recoveries	1,735	15	-	-	337	498	-	-	2,585
Net loan recoveries (losses)	1,647	15	-	-	(1,399)	386	-	-	649
Total allowance for loan losses	$8,411	$3,599	$136	$1,408	$6,868	$1,031	$62	$4,844	$26,359

The decline in the portion of the allowance for loan losses ascribed to commercial loans was due to declines in classified commercial loans.

	Allowance for Loan Losses
	For the Nine Months Ended September 30, 2016
					Consumer	Purchased	Purchased
		Commercial		Residential	Installment	Non-covered	Covered
	Commercial	Real Estate	Construction	Real Estate	and Other	Loans	Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$9,559	$4,224	$177	$1,801	$7,080	$967	$-	$5,963	$29,771
Additions:
Provision	(1,641)	(670)	(41)	(393)	2,074	(1,472)	62	(1,119)	(3,200)
Deductions:
Chargeoffs	(2,024)	-	-	-	(3,418)	(150)	-	-	(5,592)
Recoveries	2,517	45	-	-	1,132	1,686	-	-	5,380
Net loan recoveries (losses)	493	45	-	-	(2,286)	1,536	-	-	(212)
Total allowance for loan losses	$8,411	$3,599	$136	$1,408	$6,868	$1,031	$62	$4,844	$26,359

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At September 30, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,070	$216	$-	$-	$-	$-	$-	$-	$5,286
Collectively evaluated for impairment	3,341	3,383	136	1,408	6,868	1,031	62	4,844	21,073
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$8,411	$3,599	$136	$1,408	$6,868	$1,031	$62	$4,844	$26,359
Carrying value of loans:
Individually evaluated for impairment	$11,210	$5,270	$-	$-	$-	$6,125	$-	$-	$22,605
Collectively evaluated for impairment	320,219	475,680	2,282	91,934	335,629	103,189	11,555	-	1,340,488
Purchased loans with evidence of credit deterioration	-	-	-	-	-	1,046	190	-	1,236
Total	$331,429	$480,950	$2,282	$91,934	$335,629	$110,360	$11,745	$-	$1,364,329

Management considers the $26.4 million allowance for loan losses to be adequate as a reserve against loan losses inherent in the loan portfolio as of September 30, 2016.

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

Management expects a high level of uncertainty in regard to interest rate levels in the immediate term, and Management’s most likely earnings forecast for the twelve months ending September 30, 2017 assumes market interest rates will either remain at relatively low levels or short-term rates will rise gradually.

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

The Company’s asset and liability position was slightly “asset sensitive” at September 30, 2016, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98 percent of funding for average total assets in the first nine months of 2016 and 97 percent in 2015. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $3.2 billion in total investment securities at September 30, 2016. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At September 30, 2016, such collateral requirements totaled approximately $756 million.

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

The Bank’s dividends paid to the Parent Company and proceeds from the exercise of stock options provided adequate cash flow for the Parent Company to pay shareholder dividends of $30 million in the first nine months of 2016 and $39 million in 2015, and retire common stock in the amount of $6 million and $15 million, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provides a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.0% (annualized) in the first nine months of 2016 and 11.3% in 2015. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $12 million in the first nine months of 2016 compared with $5 million in 2015.

The Company paid common dividends totaling $30 million in the first nine months of 2016 and $39 million in 2015, which represent dividends per common share of $1.17, $1.53 and $1.52, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 137 thousand shares valued at $6 million in the first nine months of 2016 and 344 thousand shares valued at $15 million in 2015.

The Company's primary capital resource is shareholders' equity, which was $563 million at September 30, 2016 compared with $532 million at December 31, 2015. The Company's ratio of equity to total assets was 10.61% at September 30, 2016 and 10.30% at December 31, 2015.

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

The capital ratios for the Company and the Bank under the new capital framework are presented in the table below.

			Transitional		Well-capitalized
			Minimum	Minimum	by Regulatory
			Regulatory	Regulatory	Definition
			Requirement	Requirement	Under FDICIA
	At September 30, 2016		Effective	Effective	Effective
	Company	Bank	January 1, 2016	January 1, 2019	January 1, 2015

Common Equity Tier I Capital	14.32%	11.75%	5.125% (1)	7.00% (2)	6.50%
Tier I Capital	14.32%	11.75%	6.625% (1)	8.50% (2)	8.00%
Total Capital	15.16%	12.64%	8.625% (1)	10.50% (2)	10.00%
Leverage Ratio	8.30%	6.76%	4.000%	4.00%	5.00%

(1)	Includes 0.625% capital conservation buffer.
(2)	Includes 2.5% capital conservation buffer.

			Transitional		Well-capitalized
			Minimum	Minimum	by Regulatory
			Regulatory	Regulatory	Definition
			Requirement	Requirement	Under FDICIA
	At December 31, 2015		Effective	Effective	Effective
	Company	Bank	January 1, 2015	January 1, 2019	January 1, 2015

Common Equity Tier I Capital	12.82%	11.00%	4.50%	7.00% (3)	6.50%
Tier I Capital	12.82%	11.00%	6.00%	8.50% (3)	8.00%
Total Capital	13.39%	11.68%	8.00%	10.50% (3)	10.00%
Leverage Ratio	7.99%	6.82%	4.00%	4.00%	5.00%

(3)	Includes 2.5% capital conservation buffer.

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2016.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s Management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended September 30, 2016 (in thousands, except per share data).

	2016
Period	(a) Total Number of shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
July 1 through July 31	-	$-	-	1,750
August 1 through August 31	-	-	-	1,750
September 1 through September 30	-	-	-	1,750
Total	-	-	-	1,750

The Company repurchases shares of its common stock in the open market  to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

No shares were repurchased during the period from July 1, 2016 through September 30, 2016. A replacement program approved by the Board of Directors on July 28, 2016 authorizes the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2017.

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

Date: November 2, 2016

EXHIBIT INDEX

Exhibit 31.1: Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2: Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2: Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101: Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015; (ii) Consolidated Balance Sheets at September 30, 2016, and December 31, 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2016 and 2015; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (vi) Notes to the Unaudited Consolidated Financial Statements.