Form 10-K
period 2016-12-31
WESTAMERICA BANCORPORATION
filed 2017-02-28
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2016 as reported on the NASDAQ Global Select Market, was $1,077,625,582.53 . Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 15, 2017

26,265,972 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 27, 2017, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements about Westamerica Bancorporation for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, future credit quality and performance, the appropriateness of the allowance for loan losses, loan growth or reduction, mitigation of risk in the Company’s loan and investment securities portfolios, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", “estimates”, "intends", "targeted", "projected", “forecast”, "continue", "remain", "will", "should", "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing or security systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of natural disasters, including earthquakes, fire, flood, drought, and other disasters, on the uninsured value of the Company’s assets and of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values; (13) changes in the securities markets and (14) the outcome of contingencies, such as legal proceedings. However, the reader should not consider the above-mentioned factors to be a complete set of all potential risks or uncertainties.

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statements in this Report to reflect circumstances or events that occur after the date forward looking statements are made, except as may be required by law. See also “Risk Factors” in Item 1A and other risk factors discussed elsewhere in this Report.

PART I

ITEM 1. BUSINESS

Westamerica Bancorporation (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Its legal headquarters are located at 1108 Fifth Avenue, San Rafael, California 94901. Principal administrative offices are located at 4550 Mangels Boulevard, Fairfield, California 94534 and its telephone number is (707) 863-6000. The Company provides a full range of banking services to individual and commercial customers in Northern and Central California through its subsidiary bank, Westamerica Bank (“WAB” or the “Bank”). The principal communities served are located in Northern and Central California, from Mendocino, Lake and Nevada Counties in the north to Kern County in the south. The Company’s strategic focus is on the banking needs of small businesses. In addition, the Bank owns 100% of the capital stock of Community Banker Services Corporation (“CBSC”), a company engaged in providing the Company and its subsidiaries with data processing services and other support functions.

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

At December 31, 2016, the Company had consolidated assets of approximately $5.4 billion, deposits of approximately $4.7 billion and shareholders’ equity of approximately $561 million. The Company and its subsidiaries employed 783 full-time equivalent staff as of December 31, 2016.

The Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as well as beneficial ownership reports on Forms 3, 4 and 5 are available through the SEC’s website (https://www.sec.gov). Such documents as well as the Company’s director, officer and employee Code of Conduct and Ethics are also available free of charge from the Company by request to:

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

As of December 31, 2016, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 9 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to minimum capital requirements and for the Bank the standards for well capitalized depository institutions.

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations over a transitional period 2015 through 2018.

See the sections entitled “Capital Resources and Capital to Risk-Adjusted Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

Safety and Soundness Standards

The Company’s ability to pay dividends to its shareholders is subject to the restrictions set forth in the California General Corporation Law (“CGCL”). The CGCL provides that a corporation may make a distribution to its shareholders if (i) the corporation’s retained earnings equal or exceed the amount of the proposed distribution plus unpaid accrued dividends (if any) on securities with a dividend preference, or (ii) immediately after the dividend, the corporation’s total assets equal or exceed total liabilities plus unpaid accrued dividends (if any) on securities with a dividend preference.

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

In July 2010, Congress in the Dodd-Frank Wall Street Reform and Consumer Protection Act increased the minimum for the DIF reserve ratio, the ratio of the amount in the fund to insured deposits, from 1.15% to 1.35% and required that the ratio reach that level by September 30, 2020. Further, the Dodd-Frank Act made banks with $10 billion or more in assets responsible for the increase from 1.15% to 1.35%, among other provisions.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure the DIF reaching 1.35% by September 30, 2020. In assessing its progress in restoring the reserves, at least semi-annually, the FDIC updates its loss and income projections for the fund and, if needed, increases or decreases assessment rates, following notice-and-comment rulemaking, if required.

In February 2011, the FDIC adopted a final rule effective April 1, 2011 to:

(1)	Redefine the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity as required by the Dodd-Frank Act;
(2)	Change the deposit insurance assessment rates (which sets forth progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15%, 2%, and 2.5%) ;
(3)	Implement the Dodd-Frank Act DIF dividend provisions; and
(4)	Revise the risk-based assessment system for all “large” and “highly complex” insured depository institutions. “Large” depository institutions are defined generally as having more than $10 billion in assets and "highly complex" institutions have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. The Bank is neither a “large” nor “highly complex” institution.

In March, 2016, the FDIC issued a final rule to increase the DIF reserve ratio to the statutory minimum level of 1.35%, effective July 1, 2016, if the reserve ratio reached 1.15% before that date.

In August, 2016, the FDIC announced the DIF reserve ratio surpassed the 1.15% reserve ratio target, triggering three major changes:

(1)	The decline in the range of initial assessment rates for all banks from 5-35 basis points to 3-30 basis points;
(2)	The assessment of a quarterly surcharge on large banks equal to an annual rate of 4.5 basis points in addition to regular assessments; and
(3)	A revised method to calculate risk-based assessment rates for established small banks (under $1 billion in assets) pursuant to an FDIC final rule issued April, 2016.

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

The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 25.9 million shares of common stock were outstanding at December 31, 2016. Pursuant to its stock option plans, at December 31, 2016, the Company had outstanding options for 1.3 million shares of common stock, of which 720 thousand were currently exercisable. As of December 31, 2016, 1.2 million shares of Company common stock remained available for grants under the Company’s stock option plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

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

The Company repurchases and retires its common stock in accordance with Board of Directors-approved share repurchase programs. At December 31, 2016, approximately 1.8 million shares remained available to repurchase under such plans. The Company has been active in repurchasing and retiring shares of its common stock when alternative uses of excess capital, such as acquisitions, have been limited. The Company could repurchase shares of its common stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were effected at lower prices.

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

Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2016, real estate served as the principal source of collateral with respect to approximately 50% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. The California economy was severely affected by the recessionary period of 2008 to 2009. Much of the California real estate market experienced a decline in values of varying degrees. This decline had an adverse impact on the business of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans. Generally, the counties surrounding and near San Francisco Bay have recovered more soundly from the recent recession than counties in the California “Central Valley,” from Sacramento in the north to Bakersfield in the south. Approximately 23% of the Company’s loans are to borrowers in the California “Central Valley.” Economic conditions in California’s diverse geographic markets can be vastly different and are subject to various uncertainties, including the condition of the construction and real estate sectors, the effect of drought on the agricultural sector and its infrastructure, and the California state government’s budgetary and fiscal condition. The Company can provide no assurance that conditions in any sector or geographic market of the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.

The markets in which the Company operates are subject to the risk of earthquakes and other natural disasters.

All of the properties of the Company are located in California. Also, most of the real and personal properties which currently secure a majority of the Company’s loans are located in California. California is prone to earthquakes, brush and forest fires, flooding, drought and other natural disasters. In addition to possibly sustaining uninsured damage to its own properties, if there is a major earthquake, flood, drought, fire or other natural disaster, the Company faces the risk that many of its borrowers may experience uninsured property losses, or sustained business or employment interruption and/or loss which may materially impair their ability to meet the terms of their loan obligations. A major earthquake, flood, prolonged drought, fire or other natural disaster in California could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

A sustained or continuing weakness or weakening in business and economic conditions generally or specifically in the principal markets in which the Company does business could have one or more of the following adverse impacts on the Company’s business:

•	a decrease in the demand for loans and other products and services offered by the Company;
•	an increase or decrease in the usage of unfunded credit commitments;
•	an increase or decrease in the amount of deposits;
•	a decrease in non-depository funding available to the Company;
•	an impairment of certain intangible assets, including goodwill;
•	an increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company, which could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, reduced interest revenue and cash flows, and valuation adjustments on assets;
•	an impairment in the value of investment securities;
•	an impairment in the value of life insurance policies owned by the Company;
•	an impairment in the value of real estate owned by the Company.

The recent financial crisis led to the failure or merger of a number of financial institutions. Financial institution failures can result in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. The failure of institutions with FDIC insured deposits can cause the DIF reserve ratio to decline, resulting in increased deposit insurance assessments on surviving FDIC insured institutions. Weak economic conditions can significantly weaken the strength and liquidity of financial institutions.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, are highly dependent upon the business environment in the markets where the Company operates, in the State of California and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, healthy labor markets, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, high rates of unemployment, deflation, declines in business activity or consumer, investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation; natural disasters; or a combination of these or other factors.

Such business conditions could adversely affect the credit quality of the Company’s loans, the demand for loans, loan volumes and related revenue, securities valuations, amounts of deposits, availability of funding, results of operations and financial condition.

Regulatory Risks

Restrictions on dividends and other distributions could limit amounts payable to the Company.

As a holding company, a substantial portion of the Company’s cash flow typically comes from dividends paid by the Bank. Various statutory provisions restrict the amount of dividends the Company’s subsidiaries can pay to the Company without regulatory approval. The Bank obtained regulatory approval for dividends paid to the Company in 2016. A reduction in subsidiary dividends paid to the Company could limit the capacity of the Company to pay dividends. In addition, if any of the Company’s subsidiaries were to liquidate, that subsidiary’s creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before the Company, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.

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

Following the most recent recession, the FRB has been providing vast amounts of liquidity into the banking system. The FRB has been purchasing large quantities of U.S. government securities, including agency-backed mortgage securities, increasing the demand for such securities thereby reducing interest rates. The FRB began reducing these asset purchase activities in the fourth quarter 2013 and the Federal Open Market Committee increased the target range for the federal funds rate to 1/2 to 3/4 percent on December 14, 2016, which could reduce liquidity in the markets and cause interest rates to rise, thereby increasing funding costs to the Bank, reducing the availability of funds to the Bank to finance its existing operations, and causing fixed-rate investment securities and loans to decline in value.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Branch Offices and Facilities

Westamerica Bank is engaged in the banking business through 85   branch offices in 21 counties in Northern and Central California. WAB believes all of its offices are constructed and equipped to meet prescribed security requirements.

The Company owns 30 banking office locations and one centralized administrative service center facility and leases 61 facilities.  Most of the leases contain renewal options and provisions for rental increases, principally for changes in the cost of living index, and for changes in other operating costs such as property taxes and maintenance.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “WABC”. The following table shows the high and the low sales prices for the common stock, for each quarter, as reported by NASDAQ:

	High	Low
2016:
First quarter	$49.63	$40.72
Second quarter	51.53	45.86
Third quarter	50.96	46.61
Fourth quarter	65.34	48.20
2015:
First quarter	$48.44	$40.68
Second quarter	51.69	42.70
Third quarter	51.90	43.00
Fourth quarter	49.64	42.96

As of January 31, 2017, there were approximately 5,900 shareholders of record of the Company’s common stock.

The Company has paid cash dividends on its common stock in every quarter since its formation in 1972. See Item 8, Financial Statements and Supplementary Data, Note 19 to the consolidated financial statements for recent quarterly dividend information. It is currently the intention of the Board of Directors of the Company to continue payment of cash dividends on a quarterly basis. There is no assurance, however, that any dividends will be paid since they are dependent upon earnings, cash balances, financial condition and capital requirements of the Company and its subsidiaries as well as policies of the FRB pursuant to the BHCA. See Item 1, “Business - Supervision and Regulation.”

The notes to the consolidated financial statements included in this Report contain additional information regarding the Company’s capital levels, capital structure, regulations affecting subsidiary bank dividends paid to the Company, the Company’s earnings, financial condition and cash flows, and cash dividends declared and paid on common stock.

Stock performance

The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2016 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2006 and reinvestment of all dividends.

	December 31,
	2006	2007	2008	2009	2010	2011
Westamerica Bancorporation (WABC)	$100.00	$90.53	$106.67	$118.85	$122.28	$99.78
S&P 500 (SPX)	100.00	105.49	66.47	84.06	96.74	98.76
NASDAQ Bank Index (CBNK)	100.00	80.10	62.86	52.62	60.08	53.76

	December 31,
	2012	2013	2014	2015	2016
Westamerica Bancorporation (WABC)	$100.01	$136.84	$122.52	$117.29	$162.55
S&P 500 (SPX)	114.55	151.62	172.33	171.23	191.49
NASDAQ Bank Index (CBNK)	63.83	90.45	94.89	101.25	139.43

[The remainder of this page intentionally left blank]

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2016 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2011 and reinvestment of all dividends.

	December 31,
	2011	2012	2013	2014	2015	2016
Westamerica Bancorporation (WABC)	$100.00	$100.23	$137.15	$122.79	$117.55	$162.91
S&P 500 (SPX)	100.00	115.99	153.52	174.48	173.37	193.89
NASDAQ Bank Index (CBNK)	100.00	118.73	168.23	176.49	188.32	259.33

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended December 31, 2016 (in thousands, except per share data).

	2016
Period	(a) Total Number of shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except exercise price)
October 1 through October 31	-	$-	-	1,750
November 1 through November 30	-	-	-	1,750
December 1 through December 31	-	-	-	1,750
Total	-	$-	-	1,750

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

No shares were repurchased during the period from October 1, 2016 through December 31, 2016. A program approved by the Board of Directors on July 28, 2016 authorizes the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2017.

[The remainder of this page intentionally left blank]

ITEM 6. SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2016 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and other information included elsewhere herein.

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data and ratios)
Interest and loan fee income	$134,051	$136,529	$140,209	$154,396	$183,364
Interest expense	2,116	2,424	3,444	4,671	5,744
Net interest and loan fee income	131,935	134,105	136,765	149,725	177,620
(Reversal of) provision for loan losses	(3,200)	-	2,800	8,000	11,200
Noninterest income:
Net losses from securities	-	-	-	-	(1,287)
Deposit service charges and other	46,574	47,867	51,787	57,011	58,309
Total noninterest income	46,574	47,867	51,787	57,011	57,022
Noninterest expense	101,752	105,300	106,799	112,614	116,885
Income before income taxes	79,957	76,672	78,953	86,122	106,557
Income tax provision	21,104	17,919	18,307	18,945	25,430
Net income	$58,853	$58,753	$60,646	$67,177	$81,127

Average common shares outstanding	25,612	25,555	26,099	26,826	27,654
Average diluted common shares outstanding	25,678	25,577	26,160	26,877	27,699
Common shares outstanding at December 31,	25,907	25,528	25,745	26,510	27,213

Per common share:
Basic earnings	$2.30	$2.30	$2.32	$2.50	$2.93
Diluted earnings	2.29	2.30	2.32	2.50	2.93
Book value at December 31,	$21.67	20.85	20.45	20.48	20.58

Financial ratios:
Return on assets	1.12%	1.16%	1.22%	1.38%	1.64%
Return on common equity	10.85%	11.32%	11.57%	12.48%	14.93%
Net interest margin (FTE)(1)	3.24%	3.36%	3.70%	4.08%	4.79%
Net loan losses to average loans	0.04%	0.11%	0.17%	0.33%	0.59%
Efficiency ratio(2)	53.09%	53.69%	52.24%	50.11%	46.01%
Equity to assets	10.46%	10.30%	10.46%	11.20%	11.31%

Period end balances:
Assets	$5,366,083	$5,168,875	$5,035,724	$4,847,055	$4,952,193
Loans	1,352,711	1,533,396	1,700,290	1,827,744	2,111,357
Allowance for loan losses	25,954	29,771	31,485	31,693	30,234
Investment securities	3,237,070	2,886,291	2,639,439	2,211,680	1,981,677
Deposits	4,704,741	4,540,659	4,349,191	4,163,781	4,232,492
Identifiable intangible assets and goodwill	128,600	132,104	135,960	140,230	144,934
Short-term borrowed funds	59,078	53,028	89,784	62,668	53,687
Federal Home Loan Bank advances	-	-	20,015	20,577	25,799
Term repurchase agreement	-	-	-	10,000	10,000
Debt financing	-	-	-	-	15,000
Shareholders' equity	561,367	532,205	526,603	542,934	560,102

Capital ratios at period end:
Total risk based capital	15.95%	13.39%	14.54%	16.18%	16.33%
Tangible equity to tangible assets	8.26%	7.94%	7.97%	8.56%	8.64%

Dividends paid per common share	$1.56	$1.53	$1.52	$1.49	$1.48
Common dividend payout ratio	68%	67%	66%	60%	51%

(1)	Yields on securities and certain loans have been adjusted upward to a "fully taxable equivalent" ("FTE") basis, which is a non-GAAP financial measure, in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

(2)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on an FTE basis, which is a non-GAAP financial measure, and noninterest income).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 48 through 88, as well as with the other information presented throughout this Report.

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

Net Income

The Company’s principal source of revenue is net interest income, which represents interest earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). The relatively low level of market interest rates during the five years ended December 31, 2016 has reduced the spread between interest rates on earning assets and interest bearing liabilities. The Company’s net interest margin and net interest income declined as market interest rates on newly originated loans remain below the yields earned on older-dated loans and on the overall loan portfolio.

The Company’s loan portfolio has declined from 2012 through 2016; Management has been avoiding long-dated, low-yielding loans given historically low interest rates. Management has also maintained, in their opinion, conservative loan underwriting, terms and conditions. During this period, the investment securities portfolio has grown. The Company has been reducing its exposure to rising interest rates by purchasing shorter-duration investment securities, which have lower yields than longer-duration securities. The changing composition of interest earning assets and low market interest rates has pressured the net interest margin on a fully taxable equivalent (“FTE”) basis. In 2016 the Company’s average checking and savings deposits were 5 percent higher than in 2015. These lower-costing deposit products, which earn relatively low interest rates and are less volatile than time deposits during periods of rising market interest rates, represented 94 percent of average total deposits in 2016. Credit quality improved with nonperforming assets declining to $12.0 million at December 31, 2016 from $24.6 million at December 31, 2015. Reflecting Management's evaluation of losses inherent in the loan portfolio, including improvements in most credit metrics the Company recorded a reversal of the provision for loan losses of $3.2 million in 2016. Management is focused on controlling all noninterest expense levels, particularly due to market interest rate pressure on net interest income. Noninterest expenses declined to $101.8 million in 2016 compared to $105.3 million in 2015.

The Company presents its net interest margin and net interest income on an FTE basis using the current statutory federal tax rate, which is a non-generally accepted accounting principles (GAAP) financial measure. Management believes the FTE basis is valuable to the reader because the Company’s loan and investment securities portfolios contain a relatively large portion of municipal loans and securities that generate interest income which is exempt from federal income tax. The Company’s tax exempt loans and securities composition may not be similar to that of other banks; therefore in order to reflect the impact of the federally tax exempt loans and securities on the net interest margin and net interest income for comparability with other banks, the Company presents its net interest margin and net interest income on an FTE basis.

The Company reported net income of $58.9 million or $2.29 diluted earnings per common share for the year ended December 31, 2016 compared with net income of $58.8 million or $2.30 diluted earnings per common share for the year ended December 31, 2015 and net income of $60.6 million or $2.32 diluted earnings per common share for the year ended December 31, 2014.

Components of Net Income

	For the Years Ended December 31,
	2016	2015	2014
	($ in thousands, except per share data)
Net interest and loan fee income (FTE)	$145,077	$148,258	$152,656
Reversal of (provision for) loan losses	3,200	-	(2,800)
Noninterest income	46,574	47,867	51,787
Noninterest expense	(101,752)	(105,300)	(106,799)
Income before income taxes (FTE)	93,099	90,825	94,844
Income taxes (FTE)	(34,246)	(32,072)	(34,198)
Net income	$58,853	$58,753	$60,646

Net income per average fully-diluted common share	$2.29	$2.30	$2.32
Net income as a percentage of average shareholders' equity	10.85%	11.32%	11.57%
Net income as a percentage of average total assets	1.12%	1.16%	1.22%

Comparing 2016 with 2015, net income increased $100 thousand due to a reversal of provision for loan losses and lower noninterest expense, partially offset by lower net interest and fee income (FTE), lower noninterest income and higher income tax provision (FTE). The lower net interest and fee income (FTE) was primarily caused by lower average balances of loans, partially offset by higher average balances of investments and lower average balances of higher-costing time deposits. The Company recorded a reversal of the provision for loan losses of $3.2 million, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest income decreased primarily due to reduced levels of service charges on deposit accounts, financial services commissions and other service fees, partially offset by higher debit card fees. Noninterest expense decreased mostly due to lower personnel expense, lower occupancy expense, and lower other operating expense, offset in part by higher legal fees. Income tax provision (FTE) increased in 2016 due to higher pretax income, declining tax preference items and lower tax credits.

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

Components of Net Interest and Loan Fee Income (FTE)

	For the Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Interest and loan fee income	$134,051	$136,529	$140,209
Interest expense	(2,116)	(2,424)	(3,444)
FTE adjustment	13,142	14,153	15,891
Net interest and loan fee income (FTE)	$145,077	$148,258	$152,656

Net interest margin (FTE)	3.24%	3.36%	3.70%

Comparing 2016 with 2015, net interest and loan fee income (FTE) decreased $3.2 million due to lower average balances of loans (down $194 million), partially offset by higher average balances of investments (up $255 million) and lower average balances of higher-costing time deposits (down $62 million).

Comparing 2015 with 2014, net interest and fee income (FTE) decreased $4.4 million or 2.9% primarily due to a lower average volume of loans (down $155 million) and lower yields on interest-earning assets (FTE) (down 37 basis points “bp”), partially offset by higher average balances of investments (up $436 million) and lower average balances of higher-costing interest-bearing liabilities.

Loan volumes have declined due to problem loan workout activities (such as chargeoffs, collateral repossessions and principal payments), particularly with purchased loans, and reduced volumes of loan originations. In Management’s opinion, current levels of competitive loan pricing do not provide adequate forward earnings potential. As a result, the Company has not currently taken an aggressive posture relative to loan portfolio growth. Management has increased investment securities as loan volumes have declined. The average balance of the investment securities portfolio increased from $2.4 billion in 2014 to $2.8 billion in 2015 and $3.1 billion in 2016. The Company, in anticipation of rising interest rates, has been purchasing floating rate and shorter-duration investment securities with lower yields than longer-duration securities to increase liquidity. The Company’s high levels of liquidity will provide an opportunity to obtain higher yielding assets assuming market interest rates start rising.

Yields on interest-earning assets declined due to historically low interest rates prevailing in the market. The net interest margin (FTE) was 3.24% in 2016, 3.36% in 2015 and 3.70% in 2014. The volume of older-dated higher-yielding loans and securities declined due to principal maturities and paydowns. Newly originated loans have lower yields. As the investment securities portfolio grew during the three years ended December 31, 2016, the investment securities portfolio generated an increasing portion of the interest income (FTE). Interest income (FTE) generated from investments represented 41.8% of total interest income (FTE) in 2014, 47.0% in 2015 and 52.2% in 2016. During the three years ended December 31, 2016, the net interest margin (FTE) was affected by low market interest rates and the changing composition of interest-earning assets.

The Company has been replacing higher-cost funding sources with low-cost deposits and interest expense has declined to offset some of the decline in interest income. Interest expense has been reduced by lowering rates paid on interest-bearing deposits and borrowings and by reducing the volume of higher-cost funding sources. A $10 million term repurchase agreement was repaid in August 2014 and Federal Home Loan Bank (“FHLB”) advances were repaid in January 2015. Average balances of time deposits declined $62 million in 2016 compared with 2015 while lower-cost checking and savings deposits grew 5% in the same period. Lower-cost checking and savings deposits accounted for 94.1% of total average deposits in 2016 compared with 92.5% in 2015 and 89.8% in 2014.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2016
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,212,234	$42,718	1.93%
Tax-exempt (1)	840,262	34,103	4.06%
Total investments (1)	3,052,496	76,821	2.52%
Loans:
Taxable	1,356,417	66,842	4.93%
Tax-exempt (1)	67,842	3,530	5.20%
Total loans (1)	1,424,259	70,372	4.94%
Total interest-earning assets (1)	4,476,755	147,193	3.29%
Other assets	769,389
Total assets	$5,246,144

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,026,939	$-	-%
Savings and interest-bearing transaction	2,290,640	1,166	0.05%
Time less than $100,000	154,022	402	0.26%
Time $100,000 or more	118,750	509	0.43%
Total interest-bearing deposits	2,563,412	2,077	0.08%
Short-term borrowed funds	61,276	39	0.06%
Total interest-bearing liabilities	2,624,688	2,116	0.08%
Other liabilities	52,216
Shareholders' equity	542,301
Total liabilities and shareholders' equity	$5,246,144
Net interest spread (1) (2)			3.21%
Net interest and fee income and interest margin (1) (3)		$145,077	3.24%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2015
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$1,947,835	$34,472	1.77%
Tax-exempt (1)	849,618	36,284	4.27%
Total investments (1)	2,797,453	70,756	2.53%
Loans:
Taxable	1,542,264	75,677	4.91%
Tax-exempt (1)	76,007	4,249	5.59%
Total loans (1)	1,618,271	79,926	4.94%
Total interest-earning assets (1)	4,415,724	150,682	3.41%
Other assets	668,276
Total assets	$5,084,000

Liabilities and shareholders' equity
Noninterest-bearing demand	$1,968,817	$-	-%
Savings and interest-bearing transaction	2,134,256	1,112	0.05%
Time less than $100,000	172,836	571	0.33%
Time $100,000 or more	161,710	687	0.42%
Total interest-bearing deposits	2,468,802	2,370	0.10%
Short-term borrowed funds	75,054	53	0.07%
Federal Home Loan Bank advances	494	1	0.20%
Total interest-bearing liabilities	2,544,350	2,424	0.10%
Other liabilities	51,707
Shareholders' equity	519,126
Total liabilities and shareholders' equity	$5,084,000
Net interest spread (1) (2)			3.31%
Net interest and fee income and interest margin (1) (3)		$148,258	3.36%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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

Summary of Changes in Interest Income and Expense

	For the Year Ended December 31, 2016
	Compared with
	For the Year Ended December 31, 2015
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$4,679	$3,567	$8,246
Tax-exempt (1)	(400)	(1,781)	(2,181)
Total investments (1)	4,279	1,786	6,065
Loans:
Taxable	(9,119)	284	(8,835)
Tax-exempt (1)	(456)	(263)	(719)
Total loans (1)	(9,575)	21	(9,554)
Total (decrease) increase in interest and loan fee income (1)	(5,296)	1,807	(3,489)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	81	(27)	54
Time less than $100,000	(62)	(107)	(169)
Time $100,000 or more	(183)	5	(178)
Total interest-bearing deposits	(164)	(129)	(293)
Short-term borrowed funds	(10)	(4)	(14)
Federal Home Loan Bank advances	(1)	-	(1)
Total decrease in interest expense	(175)	(133)	(308)
(Decrease) increase in net interest and loan fee income (1)	$(5,121)	$1,940	$(3,181)

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

The Company recorded a reversal of the provision for loan losses of $3.2 million in 2016. The Company provided no provision for loan losses in 2015 compared with $2.8 million in 2014. During 2016, classified loans declined $17.1 million (which included nonperforming loans of $8.9 million). The Company’s net losses of prior loan losses decreased from $3.0 million in 2014 and $1.7 million in 2015 to $617 thousand in 2016; these developments were reflected in Management’s evaluation of credit quality, the level of the provision for loan losses, and the adequacy of the allowance for loan losses at December 31, 2016. Management’s evaluation of credit quality includes originated and purchased loans. The Company recorded purchased loans at estimated fair value upon the acquisition dates. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans secured by single-family residential real estate are “covered” through February 6, 2019 by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this Report.

Noninterest Income

Components of Noninterest Income

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Service charges on deposit accounts	$20,854	$22,241	$24,191
Merchant processing services	6,377	6,339	7,219
Debit card fees	6,290	6,084	5,960
Trust fees	2,686	2,732	2,582
Other service charges	2,571	2,689	2,717
ATM processing fees	2,411	2,397	2,473
Financial services commissions	568	695	757
Other income	4,817	4,690	5,888
Total	$46,574	$47,867	$51,787

In 2016, noninterest income decreased $1.4 million or 2.7% compared with 2015. Service charges on deposits decreased $1.4 million due to declines in fees charged on overdrawn and insufficient funds accounts (down $1.1 million) and lower fees on analyzed accounts (down $393 thousand), partially offset by the effect of deposit fee increases effective February 2016. The decrease was partially offset by increased debit card fees of $206 thousand as a result of increased transaction volumes.

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

Noninterest Expense

Components of Noninterest Expense

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Salaries and related benefits	$51,507	$52,192	$54,777
Occupancy	14,116	14,960	14,992
Outsourced data processing services	8,505	8,441	8,411
Furniture and equipment	4,901	4,434	4,174
Professional fees	3,980	2,490	2,346
Amortization of intangible assets	3,504	3,856	4,270
Courier service	1,952	2,329	2,624
Other real estate owned	(479)	504	(642)
Other	13,766	16,094	15,847
Total	$101,752	$105,300	$106,799

In 2016, noninterest expense decreased $3.5 million or 3.4% compared with 2015. Expenses for other real estate owned in 2016 were reduced by net gains from the sale of foreclosed properties. Occupancy expense decreased $844 thousand in 2016 compared with 2015 mostly due to branch closures and a lease expiration related to a non-branch building. Salaries and related benefits decreased $685 thousand primarily due to employee attrition, offset in part by higher expenses for stock based compensation. Courier expense decreased $377 thousand primarily due to logistical changes and switching to new vendors. Amortization of identifiable intangibles decreased $352 thousand as assets are amortized on a declining balance method. Other operating expense decreased $2.3 million primarily due to lower expenses for correspondent service fees (down $1.3 million), FDIC insurance assessments (down $535 thousand) and operating losses on limited partnership investments (down $375 thousand). Two categories of expense offset the decrease: Professional fees increased $1.5 million due to higher legal fees associated with loan administration and collection activities. Furniture and equipment expense increased $467 thousand mainly due to increased depreciation costs for technology.

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

Provision for Income Tax

The income tax provision (FTE) was $34.2 million in 2016 compared with $32.1 million in 2015 and $34.2 million in 2014. The 2016 effective tax rate (FTE) was 36.8% compared with 35.3% in 2015 and 36.1% in 2014. The effective tax rates without FTE adjustments were 26.4% for 2016 and 23.4% for 2015 and 23.2% for 2014. The effective tax rates for 2016 were higher than the effective tax rates for 2015 and 2014 due to higher pre-tax income and declining tax preference items. Interest income earned on municipal securities and tax free loans which are exempt from federal income taxes have declined in 2016. The tax credits earned from investments in limited partnerships have also declined in 2016.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

Management has increased the investment securities portfolio in response to deposit growth and loan volume declines. The carrying value of the Company’s investment securities portfolio was $3.2 billion as of December 31, 2016, an increase of $351 million compared to December 31, 2015.

Management continually evaluates the Company’s investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, liquidity, and the level of interest rate risk to which the Company is exposed. These evaluations may cause Management to change the level of funds the Company deploys into investment securities and change the composition of the Company’s investment securities portfolio. In 2016 Management reduced securities of U.S. Government sponsored entities to reduce call optionality and increased agency residential MBS to develop more reliable cash flows.

As of December 31, 2016, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. Credit ratings are considered in our analysis only as a guide to the historical default rate associated with similarly-rated bonds. There have been no significant differences in our internal analyses compared with the ratings assigned by the third party credit rating agencies.

[The remainder of this page intentionally left blank]

The following table shows the fair value carrying amount of the Company’s investment securities available for sale as of the dates indicated:

Available for Sale Portfolio

	At December 31,
	2016	2015	2014
	(In thousands)
U.S. Treasury securities	$-	$-	$3,505
Securities of U.S. Government sponsored entities	138,660	301,882	635,188
Agency residential mortgage-backed securities (MBS)	691,499	202,544	248,258
Non-agency residential MBS	271	370	606
Non-agency commercial MBS	2,025	2,379	2,919
Obligations of states and political subdivisions	183,411	157,509	181,799
Asset-backed securities	695	2,003	8,313
FHLMC(1) and FNMA(2) stock	10,869	4,329	5,168
Corporate securities	860,857	896,369	512,239
Other securities	2,471	2,831	2,786
Total	$1,890,758	$1,570,216	$1,600,781

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

The following table sets forth the relative maturities and contractual yields of the Company’s available for sale securities (stated at fair value) at December 31, 2016. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Available for Sale Portfolio Maturity Distribution

	At December 31, 2016
	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Other	Total
	($ in thousands)
U.S. Government sponsored entities	$-	$16,665	$121,995	$-	$-	$-	$138,660
Interest rate	-%	1.73%	2.05%	-%	-%	-%	2.01%
Obligations of states and political subdivisions	8,074	22,250	108,671	44,416	-	-	183,411
Interest rate	3.39%	5.69%	5.99%	3.41%	-%	-%	5.10%
Asset-backed securities	-	-	695	-	-	-	695
Interest rate	-%	-%	1.42%	-%	-%	-%	1.42%
Corporate securities	146,761	706,304	7,792	-	-	-	860,857
Interest rate	1.70%	1.92%	2.27%	-%	-%	-%	1.88%
Subtotal	154,835	745,219	239,153	44,416	-	-	1,183,623
Interest rate	1.78%	2.03%	3.84%	3.41%	-%	-%	2.39%
MBS	-	-	-	-	693,795	-	693,795
Interest rate	-%	-%	-%	-%	1.89%	-%	1.89%
Other securities without set maturities	-	-	-	-	-	13,340	13,340
Interest rate	-%	-%	-%	-%	-%	0.84%	0.84%
Total	$154,835	$745,219	$239,153	$44,416	$693,795	$13,340	$1,890,758
Interest rate	1.78%	2.03%	3.84%	3.41%	1.89%	0.84%	2.20%

[The remainder of this page intentionally left blank]

The following table shows the amortized cost carrying amount and fair value of the Company’s investment securities held to maturity as of the dates indicated:

Held to Maturity Portfolio

	At December 31,
	2016	2015	2014
	(In thousands)
Securities of U.S. Government sponsored entities	$581	$764	$1,066
Agency residential MBS	668,235	595,503	306,125
Non-agency residential MBS	5,370	9,667	11,278
Agency commercial MBS	9,332	16,258	-
Obligations of states and political subdivisions	662,794	693,883	720,189
Total	$1,346,312	$1,316,075	$1,038,658
Fair value	$1,340,741	$1,325,699	$1,048,562

The following table sets forth the relative maturities and contractual yields of the Company’s held to maturity securities at December 31, 2016. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Held to Maturity Portfolio Maturity Distribution

	At December 31, 2016
	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
	($ in thousands)
Securities of U.S. Government sponsored entities	$-	$-	$581	$-	$-	$581
Interest rate	-%	-%	1.75%	-%	-%	1.75%
Obligations of states and political subdivisions	14,961	292,024	317,999	37,810	-	662,794
Interest rate	4.52%	2.85%	4.36%	4.32%	-%	3.60%
Subtotal	14,961	292,024	318,580	37,810	-	663,375
Interest rate	4.52%	2.85%	4.36%	4.32%	-%	3.59%
MBS	-	-	-	-	682,937	682,937
Interest rate	-%	-%	-%	-%	2.02%	2.02%
Total	$14,961	$292,024	$318,580	$37,810	$682,937	$1,346,312
Interest rate	4.52%	2.85%	4.36%	4.32%	2.02%	2.79%

[The remainder of this page intentionally left blank]

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At December 31, 2016, the Company’s investment securities portfolios included securities issued by 698 state and local government municipalities and agencies located within 44 states with a fair value of $848.2 million. None of the Company’s investment securities were issued by Puerto Rican government entities. The largest exposure to any one municipality or agency was $10.0 million (fair value) represented by nine general obligation bonds.

	At December 31, 2016
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$105,129	$106,391
Texas	69,017	68,671
New Jersey	40,111	40,102
Pennsylvania	37,384	37,543
Minnesota	32,946	32,847
Other (36 states)	280,488	279,571
Total general obligation bonds	$565,075	$565,125

Revenue bonds:
California	$47,415	$48,429
Kentucky	22,854	22,902
Pennsylvania	18,568	18,683
Iowa	18,086	18,302
Colorado	15,574	15,674
Other (30 states)	157,452	159,054
Total revenue bonds	$279,949	$283,044
Total obligations of states and political subdivisions	$845,024	$848,169

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

At December 31, 2016, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 23 revenue sources. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following table.

	At December 31, 2016
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$55,401	$56,826
Sewer	37,996	38,497
Sales tax	31,146	31,835
Lease (renewal)	24,242	24,235
College & University	17,856	17,762
Other	113,308	113,889
Total revenue bonds by revenue source	$279,949	$283,044

[The remainder of this page intentionally left blank]

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

Real estate construction loans represent the financing of real estate development. Loan principal disbursements are controlled through the use of project budgets, and disbursements are approved based on construction progress, which is validated by project site inspections. A first lien on the real estate serves as collateral to secure the loan.

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

The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Loan Portfolio

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Commercial	$354,697	$382,748	$391,815	$364,159	$401,331
Commercial real estate	542,171	637,456	718,604	799,019	916,594
Construction	2,555	3,951	13,872	13,896	16,515
Residential real estate	87,724	120,091	149,827	185,057	234,035
Consumer installment and other	365,564	389,150	426,172	465,613	542,882
Total loans	$1,352,711	$1,533,396	$1,700,290	$1,827,744	$2,111,357

The following table shows the maturity distribution and interest rate sensitivity of commercial, commercial real estate, and construction loans at December 31, 2016. Balances exclude residential real estate loans and consumer loans totaling $453.3 million. These types of loans are typically paid in monthly installments over a number of years.

Loan Maturity Distribution

	At December 31, 2016
	Within One Year	One to Five Years	After Five Years	Total
	(In thousands)
Commercial and Commercial real estate	$144,142	$175,694	$577,032	$896,868
Construction	2,555	-	-	2,555
Total	$146,697	$175,694	$577,032	$899,423
Loans with fixed interest rates	$62,587	$71,709	$75,989	$210,285
Loans with floating or adjustable interest rates	84,110	103,985	501,043	689,138
Total	$146,697	$175,694	$577,032	$899,423

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

The former County Bank loans and repossessed loan collateral were purchased from the FDIC with indemnifying loss-sharing agreements. The loss-sharing agreement on single-family residential real estate assets expires February 6, 2019. The loss-sharing agreement on non-single-family residential real estate assets expired February 6, 2014 as to losses and expired February 6, 2017 as to loss recoveries.

[The remainder of this page intentionally left blank]

Nonperforming Assets

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Originated:
Nonperforming nonaccrual loans	$1,405	$6,302	$5,296	$5,301	$10,016
Performing nonaccrual loans	4,410	350	13	75	1,759
Total nonaccrual loans	5,815	6,652	5,309	5,376	11,775
Accruing loans 90 or more days past due	355	295	502	410	455
Total nonperforming loans	6,170	6,947	5,811	5,786	12,230
Other real estate owned	396	5,829	4,809	5,527	9,295
Total nonperforming assets	$6,566	$12,776	$10,620	$11,313	$21,525

Purchased covered:
Nonperforming nonaccrual loans	$858	$-	$297	$11,672	$11,698
Performing nonaccrual loans	-	-	-	636	1,323
Total nonaccrual loans	858	-	297	12,308	13,021
Accruing loans 90 or more days past due	-	-	-	-	155
Total nonperforming loans	858	-	297	12,308	13,176
Other real estate owned	-	-	-	7,793	13,691
Total nonperforming assets	$858	$-	$297	$20,101	$26,867

Purchased non-covered:
Nonperforming nonaccrual loans	$1,693	$8,346	$11,901	$2,920	$7,038
Performing nonaccrual loans	19	-	97	698	461
Total nonaccrual loans	1,712	8,346	11,998	3,618	7,499
Accruing loans 90 or more days past due	142	-	-	-	4
Total nonperforming loans	1,854	8,346	11,998	3,618	7,503
Other real estate owned	2,699	3,435	1,565	-	3,366
Total nonperforming assets	$4,553	$11,781	$13,563	$3,618	$10,869

Total nonperforming assets	$11,977	$24,557	$24,480	$35,032	$59,261

Nonperforming assets have declined during 2016 due to payoffs and chargeoffs. At December 31, 2016, one loan secured by commercial real estate with a balance of $4.4 million was on nonaccrual status. The remaining thirteen nonaccrual loans held at December 31, 2016 had an average carrying value of $306 thousand and the largest carrying value was $1.3 million.

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

The following table summarizes the allowance for loan losses, chargeoffs and recoveries of the Company for the periods indicated:

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	($ in thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$29,771	$31,485	$31,693	$30,234	$32,597
(Reversal of) Provision for loan losses	(3,200)	-	2,800	8,000	11,200
Loans charged off:
Commercial	(2,023)	(756)	(1,890)	(2,857)	(6,851)
Commercial real estate	-	(449)	(762)	(997)	(1,202)
Construction	-	-	-	-	(2,217)
Residential real estate	-	-	(30)	(109)	(1,156)
Consumer installment and other	(4,404)	(3,493)	(4,214)	(4,097)	(5,685)
Purchased covered loans	-	-	-	(2,286)	(953)
Purchased non-covered loans	(345)	(431)	(522)	(385)	(110)
Total chargeoffs	(6,772)	(5,129)	(7,418)	(10,731)	(18,174)
Recoveries of loans previously charged off:
Commercial	2,836	1,153	2,250	1,575	1,317
Commercial real estate	60	72	213	191	203
Construction	-	45	3	-	224
Consumer installment and other	1,512	1,906	1,869	2,152	2,723
Purchased covered loans	-	-	-	272	144
Purchased non-covered loans	1,747	239	75	-	-
Total recoveries	6,155	3,415	4,410	4,190	4,611
Net loan losses	(617)	(1,714)	(3,008)	(6,541)	(13,563)
Balance, end of period	$25,954	$29,771	$31,485	$31,693	$30,234

Net loan (losses) recoveries:
Originated loans	$(2,019)	$(1,522)	$(2,561)	$(4,142)	$(12,644)
Purchased covered loans	-	-	-	(2,014)	(809)
Purchased non-covered loans	1,402	(192)	(447)	(385)	(110)
Net loan losses as a percentage of average loans	0.04%	0.11%	0.17%	0.33%	0.59%

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of December 31, 2016 is economic and business conditions $0.7 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $1.4 million, adequacy of lending Management and staff $1.1 million and concentrations of credit $1.3 million.

The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated:

	At December 31,
	2016		2015		2014		2013		2012
	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans
	($ in thousands)
Originated loans:
Commercial	$8,307	25%	$9,559	24%	$5,460	22%	$4,005	18%	$6,445	16%
Commercial real estate	3,330	35%	4,224	34%	4,245	33%	12,070	33%	10,063	30%
Construction	143	-%	177	-%	644	1%	602	-%	484	-%
Residential real estate	1,308	6%	1,801	8%	2,241	9%	405	10%	380	10%
Consumer installment and other	6,532	25%	7,080	22%	7,717	22%	3,198	22%	3,194	22%
Purchased covered loans	53	1%	-	1%	-	1%	1,561	14%	1,005	18%
Purchased non-covered loans	1,446	8%	967	11%	2,120	12%	-	3%	-	4%
Unallocated portion	4,835	-%	5,963	-%	9,058	-%	9,852	-%	8,663	-%
Total	$25,954	100%	$29,771	100%	$31,485	100%	$31,693	100%	$30,234	100%

The 2016 decline in the portion of the allowance for loan losses ascribed to originated loan segments was due to declines in classified loans, delinquent loans, and the overall loan portfolio. The decline in the unallocated portion was due to improved economic conditions within the Company’s geographic markets.

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses
	For the Year Ended December 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$9,559	$4,224	$177	$1,801	$7,080	$967	$-	$5,963	$29,771
Additions:
(Reversal) provision	(2,065)	(954)	(34)	(493)	2,344	(923)	53	(1,128)	(3,200)
Deductions:
Chargeoffs	(2,023)	-	-	-	(4,404)	(345)	-	-	(6,772)
Recoveries	2,836	60	-	-	1,512	1,747	-	-	6,155
Net loan recoveries (losses)	813	60	-	-	(2,892)	1,402	-	-	(617)
Total allowance for loan losses	$8,307	$3,330	$143	$1,308	$6,532	$1,446	$53	$4,835	$25,954

[The remainder of this page intentionally left blank]

The allowance for loan losses and recorded investment in loans were evaluated for impairment as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At December 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,048	$-	$-	$-	$-	$-	$-	$-	$5,048
Collectively evaluated for impairment	3,259	3,330	143	1,308	6,532	1,446	53	4,835	20,906
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$8,307	$3,330	$143	$1,308	$6,532	$1,446	$53	$4,835	$25,954
Carrying value of loans:
Individually evaluated for impairment	$11,140	$5,264	$-	$-	$-	$7,694	$617	$-	$24,715
Collectively evaluated for impairment	331,652	468,294	2,409	85,439	331,361	97,751	10,225	-	1,327,131
Purchased loans with evidence of credit deterioration	-	-	-	-	-	680	185	-	865
Total	$342,792	$473,558	$2,409	$85,439	$331,361	$106,125	$11,027	$-	$1,352,711

The decline in the unallocated allowance for loan losses during 2016 was generally due to the overall improved economic conditions and credit quality metrics.

Management considers the $26.0 million allowance for loan losses to be adequate as a reserve against loan losses inherent in the loan portfolio as of December 31, 2016.

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

Management expects a high level of uncertainty in regard to interest rate levels in the immediate term, and Management’s most likely earnings forecast for the twelve months ending December 31, 2017 assumes market interest rates will gradually rise, with short-term rates rising more than long-term rates.

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

The Company’s asset and liability position was “neutral” to slightly “asset sensitive” at December 31, 2016, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

Market Risk - Other

Market values of loan collateral can directly impact the level of loan chargeoffs and the provision for loan losses. The financial condition and liquidity of debtors issuing bonds and debtors whose mortgages or other obligations are securitized can directly impact the credit quality of the Company’s investment securities portfolio requiring the Company to recognize other than temporary impairment charges. Other types of market risk, such as foreign currency exchange risk, are not significant in the normal course of the Company's business activities.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98 percent of funding for average total assets in 2016 and 97 percent in 2015. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $3.2 billion in total investment securities at December 31, 2016. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At December 31, 2016, such collateral requirements totaled approximately $769 million.

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

Management will monitor the Company’s cash levels throughout 2017. Loan demand from credit worthy borrowers will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service, new regulations and market conditions. The Company does not aggressively solicit higher-costing time deposits; as a result, Management anticipates such deposits will decline. Changes in interest rates, most notably rising interest rates, could impact deposit volumes. Depending on economic conditions, interest rate levels, liquidity management and a variety of other conditions, deposit growth may be used to fund loans or purchase investment securities. However, due to possible volatility in economic conditions, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

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

The Bank’s dividends paid to the Parent Company and proceeds from the exercise of stock options provided adequate cash flow for the Parent Company to pay shareholder dividends of $40 million in 2016, $39 million in 2015 and $40 million in 2014, and retire common stock in the amount of $6 million, $15 million and $53 million, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Contractual Obligations

The following table sets forth the known contractual obligations, except short-term borrowing arrangements and post-retirement benefit plans, of the Company:

	At December 31, 2016
	Within One Year	Over One to Three Years	Over Three to Five Years	After Five Years	Total
	(In thousands)
Operating Lease Obligations	$6,335	$9,799	$3,587	$1,045	$20,766
Purchase Obligations	8,078	16,556	17,104	-	41,738
Total	$14,413	$26,355	$20,691	$1,045	$62,504

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

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 10.9% in 2016, 11.3% in 2015 and 11.6% in 2014. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $24 million in 2016 compared with $5 million in 2015 and $12 million in 2014.

The Company paid common dividends totaling $40 million in 2016, $39 million in 2015 and $40 million in 2014, which represent dividends per common share of $1.56, $1.53 and $1.52, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 137 thousand shares valued at $6 million in 2016, 344 thousand shares valued at $15 million in 2015 and 1.0 million shares valued at $53 million in 2014.

The Company's primary capital resource is shareholders' equity, which was $561 million at December 31, 2016 compared with $532 million at December 31, 2015. The Company's ratio of equity to total assets was 10.46% at December 31, 2016 and 10.30% at December 31, 2015.

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

Under the final rule, a banking organization that is not subject to the “advanced approaches rule” may make a one-time election not to include most elements of Accumulated Other Comprehensive Income, including net-of-tax unrealized gains and losses on available for sale investment securities, in regulatory capital. Neither the Company nor the Bank is subject to the “advanced approaches rule” and both made the election not to include most elements of Accumulated Other Comprehensive Income in regulatory capital.

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

The capital ratios for the Company and the Bank under the new capital framework are presented in the table below, on the dates indicated.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At December 31, 2016		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2016		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	14.85%	11.70%	5.125	%(1)	7.00	%(2)	6.50%
Tier I Capital	14.85%	11.70%	6.625	%(1)	8.50	%(2)	8.00%
Total Capital	15.95%	13.02%	8.625	%(1)	10.50	%(2)	10.00%
Leverage Ratio	8.46%	6.63%	4.000%		4.00%		5.00%

(1) Includes 0.625% capital conservation buffer.

(2) Includes 2.5% capital conservation buffer.

						To Be
			Required for			Well-capitalized
			Capital Adequacy Purposes			Under Prompt
	At December 31, 2015		Effective	Effective		Corrective Action
	Company	Bank	January 1, 2015	January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	12.82%	11.00%	4.50%	7.00	%(3)	6.50%
Tier I Capital	12.82%	11.00%	6.00%	8.50	%(3)	8.00%
Total Capital	13.39%	11.68%	8.00%	10.50	%(3)	10.00%
Leverage Ratio	7.99%	6.82%	4.00%	4.00%		5.00%

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

The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate
	($ In thousands)

Noninterest-bearing demand	$2,026,939	44.1%	-%	$1,968,817	44.4%	-%	$1,841,522	43.0%	-%
Interest bearing:
Transaction	862,581	18.8%	0.03%	822,156	18.5%	0.03%	790,467	18.5%	0.03%
Savings	1,428,059	31.1%	0.06%	1,312,100	29.6%	0.06%	1,215,035	28.4%	0.07%
Time less than $100 thousand	154,022	3.4%	0.26%	172,836	3.9%	0.33%	197,821	4.6%	0.41%
Time $100 thousand or more	118,750	2.6%	0.43%	161,710	3.6%	0.42%	237,002	5.5%	0.38%
Total (1)	$4,590,351	100.0%	0.08%	$4,437,619	100.0%	0.10%	$4,281,847	100.0%	0.07%

(1) The rates for total deposits reflect value of noninterest-bearing deposits.

The Company’s strategy includes building the value of its deposit base by building balances of lower-costing deposits and avoiding reliance on higher-costing time deposits. From 2014 to 2016 higher costing time deposits declined from 10% to 6% of total deposits. The Company’s average balances of checking and savings accounts represented 94% of average balances of total deposits in 2016 compared with 93% in 2015 and 90% in 2014.

[The remainder of this page intentionally left blank]

Total time deposits were $256 million and $287 million at December 31, 2016 and 2015, respectively. The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits. The Company has no foreign time deposits.

Time Deposits Maturity Distribution

At December 31, 2016
(In thousands)
2017	$192,471
2018	35,828
2019	8,621
2020	10,345
2021	8,886
Thereafter	19
Total	$256,170

The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:

Time Deposits $100,000 or more Maturity Distribution

At December 31, 2016
(In thousands)
Three months or less	$44,293
Over three through six months	20,119
Over six through twelve months	26,622
Over twelve months	31,424
Total	$122,458

Short-term Borrowings

The following table sets forth the short-term borrowings of the Company:

Short-Term Borrowings Distribution

	At December 31,
	2016	2015	2014
	(In thousands)
Securities sold under agreements to repurchase the securities	$59,078	$53,028	$89,784
Total short-term borrowings	$59,078	$53,028	$89,784

[The remainder of this page intentionally left blank]

Further detail of federal funds purchased and other borrowed funds is as follows:

	For the Years Ended December 31,
	2016	2015	2014
	($ in thousands)
Federal funds purchased balances and rates paid on outstanding amount:
Average balance for the year	$5	$8	$8
Maximum month-end balance during the year	-	-	-
Average interest rate for the year	0.77%	0.48%	0.48%
Average interest rate at period end	-%	-%	-%
Securities sold under agreements to repurchase the securities balances and rates paid on outstanding amount:
Average balance for the year	$61,271	$75,046	$70,244
Maximum month-end balance during the year	74,815	89,484	89,784
Average interest rate for the year	0.06%	0.07%	0.07%
Average interest rate at period end	0.06%	0.06%	0.06%
FHLB advances balances and rates paid on outstanding amount:
Average balance for the year	$-	$494	$20,308
Maximum month-end balance during the year	-	-	20,530
Average interest rate for the year	-%	0.20%	2.00%
Average interest rate at period end	-%	-%	2.04%
Term repurchase agreement balances and rates paid on outstanding amount:
Average balance for the year	$-	$-	$6,082
Maximum month-end balance during the year	-	-	10,000
Average interest rate for the year	-%	-%	0.99%
Average interest rate at period end	-%	-%	-%

Financial Ratios

The following table shows key financial ratios for the periods indicated:

	At and For the Years Ended December 31,
	2016	2015	2014
Return on average total assets	1.12%	1.16%	1.22%
Return on average common shareholders' equity	10.85%	11.32%	11.57%
Average shareholders' equity as a percentage of:
Average total assets	10.34%	10.21%	10.58%
Average total loans	38.08%	32.08%	29.57%
Average total deposits	11.81%	11.70%	12.24%
Common dividend payout ratio	68%	67%	66%

[The remainder of this page intentionally left blank]

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Westamerica Bancorporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2016 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. Their opinion and attestation on internal control over financial reporting appear on page 89.

Dated: February 27, 2017

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31, 2016	At December 31, 2015
	(In thousands)
Assets:
Cash and due from banks	$462,271	$433,044
Investment securities available for sale	1,890,758	1,570,216
Investment securities held to maturity, with fair values of: $1,340,741 at December 31, 2016 and $1,325,699 at December 31, 2015	1,346,312	1,316,075
Loans	1,352,711	1,533,396
Allowance for loan losses	(25,954)	(29,771)
Loans, net of allowance for loan losses	1,326,757	1,503,625
Other real estate owned	3,095	9,264
Premises and equipment, net	36,566	38,693
Identifiable intangibles, net	6,927	10,431
Goodwill	121,673	121,673
Other assets	171,724	165,854
Total Assets	$5,366,083	$5,168,875

Liabilities:
Noninterest-bearing deposits	$2,089,443	$2,026,049
Interest-bearing deposits	2,615,298	2,514,610
Total deposits	4,704,741	4,540,659
Short-term borrowed funds	59,078	53,028
Other liabilities	40,897	42,983
Total Liabilities	4,804,716	4,636,670

Contingencies (Note 13)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 25,907 at December 31, 2016 and 25,528 at December 31, 2015	404,606	378,858
Deferred compensation	1,533	2,578
Accumulated other comprehensive (loss) income	(10,074)	675
Retained earnings	165,302	150,094
Total Shareholders' Equity	561,367	532,205
Total Liabilities and Shareholders' Equity	$5,366,083	$5,168,875

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$69,139	$78,441	$89,056
Investment securities available for sale	34,276	31,263	24,740
Investment securities held to maturity	30,636	26,825	26,413
Total Interest and Fee Income	134,051	136,529	140,209
Interest Expense:
Deposits	2,077	2,370	2,887
Short-term borrowed funds	39	53	90
Federal Home Loan Bank advances	-	1	407
Term repurchase agreement	-	-	60
Total Interest Expense	2,116	2,424	3,444
Net Interest Income	131,935	134,105	136,765
(Reversal of) Provision for Loan Losses	(3,200)	-	2,800
Net Interest Income After (Reversal of) Provision For Loan Losses	135,135	134,105	133,965
Noninterest Income:
Service charges on deposit accounts	20,854	22,241	24,191
Merchant processing services	6,377	6,339	7,219
Debit card fees	6,290	6,084	5,960
Other service fees	2,571	2,689	2,717
Trust fees	2,686	2,732	2,582
ATM processing fees	2,411	2,397	2,473
Financial services commissions	568	695	757
Other	4,817	4,690	5,888
Total Noninterest Income	46,574	47,867	51,787
Noninterest Expense:
Salaries and related benefits	51,507	52,192	54,777
Occupancy	14,116	14,960	14,992
Outsourced data processing services	8,505	8,441	8,411
Amortization of identifiable intangibles	3,504	3,856	4,270
Furniture and equipment	4,901	4,434	4,174
Courier service	1,952	2,329	2,624
Professional fees	3,980	2,490	2,346
Other real estate owned	(479)	504	(642)
Other	13,766	16,094	15,847
Total Noninterest Expense	101,752	105,300	106,799
Income Before Income Taxes	79,957	76,672	78,953
Provision for income taxes	21,104	17,919	18,307
Net Income	$58,853	$58,753	$60,646

Average Common Shares Outstanding	25,612	25,555	26,099
Diluted Average Common Shares Outstanding	25,678	25,577	26,160
Per Common Share Data:
Basic earnings	$2.30	$2.30	$2.32
Diluted earnings	2.29	2.30	2.32
Dividends paid	1.56	1.53	1.52

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Net Income	$58,853	$58,753	$60,646
Other comprehensive (loss) income:
(Decrease) increase in net unrealized gains on securities available for sale	(18,610)	(8,028)	1,627
Deferred tax benefit (expense)	7,825	3,375	(684)
(Decrease) increase in net unrealized gains on securities available for sale, net of tax	(10,785)	(4,653)	943
Post-retirement benefit transition obligation amortization	61	61	61
Deferred tax expense	(25)	(25)	(25)
Post-retirement benefit transition obligation amortization, net of tax	36	36	36
Total Other Comprehensive (Loss) Income	(10,749)	(4,617)	979
Total Comprehensive Income	$48,104	$54,136	$61,625

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Shares Outstanding	Common Stock	Deferred Compensation	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2013	26,510	$378,946	$2,711	$4,313	$156,964	$542,934
Net income for the year 2014					60,646	60,646
Other comprehensive income				979		979
Exercise of stock options	256	12,396				12,396
Tax benefit decrease upon exercise and expiration of stock options		(447)				(447)
Restricted stock activity	21	1,114				1,114
Stock based compensation		1,318				1,318
Stock awarded to employees	2	102				102
Retirement of common stock	(1,044)	(15,297)			(37,381)	(52,678)
Dividends					(39,761)	(39,761)
Balance, December 31, 2014	25,745	378,132	2,711	5,292	140,468	526,603
Net income for the year 2015					58,753	58,753
Other comprehensive loss				(4,617)		(4,617)
Exercise of stock options	108	4,848				4,848
Tax benefit decrease upon exercise and expiration of stock options		(1,284)				(1,284)
Restricted stock activity	17	874	(133)			741
Stock based compensation		1,272				1,272
Stock awarded to employees	2	105				105
Retirement of common stock	(344)	(5,089)			(10,003)	(15,092)
Dividends					(39,124)	(39,124)
Balance, December 31, 2015	25,528	378,858	2,578	675	150,094	532,205
Net income for the year 2016					58,853	58,853
Other comprehensive loss				(10,749)		(10,749)
Exercise of stock options	499	24,031				24,031
Tax benefit increase upon exercise and expiration of stock options		394				394
Restricted stock activity	15	1,798	(1,045)			753
Stock based compensation		1,494				1,494
Stock awarded to employees	2	90				90
Retirement of common stock	(137)	(2,059)			(3,721)	(5,780)
Dividends					(39,924)	(39,924)
Balance, December 31, 2016	25,907	$404,606	$1,533	$(10,074)	$165,302	$561,367

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Operating Activities:
Net income	$58,853	$58,753	$60,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	19,939	16,402	15,502
(Reversal of) provision for loan losses	(3,200)	-	2,800
Net amortization of deferred loan fees	(340)	(310)	(279)
Increase in interest income receivable	(1,316)	(780)	(469)
Life insurance premiums paid	(828)	(782)	(751)
Decrease in net deferred tax asset	4,380	830	1,417
Increase in other assets	(2,493)	(1,046)	(2,172)
Stock option compensation expense	1,494	1,272	1,318
Tax benefit (increase) decrease upon exercise and expiration of stock options	(394)	1,284	447
(Decrease) increase in income taxes payable	(40)	265	478
Decrease in interest expense payable	(52)	(86)	(111)
Increase (decrease) in other liabilities	2,026	(5,754)	4,474
Gain on sale of real estate and other assets	-	-	(400)
Write-down/net loss on sale of premises and equipment	30	109	76
Net loss/write-down (gain) on sale of foreclosed assets	(422)	247	(665)
Net Cash Provided by Operating Activities	77,637	70,404	82,311
Investing Activities:
Net repayments of loans	183,506	164,093	126,414
Net (payments) receipts under FDIC[1] indemnification agreements	(127)	-	6,703
Purchases of investment securities available for sale	(1,080,959)	(946,794)	(1,126,203)
Proceeds from sale/maturity/calls of securities available for sale	737,625	967,118	604,475
Purchases of investment securities held to maturity	(246,956)	(437,935)	(67,725)
Proceeds from maturity/calls of securities held to maturity	204,054	153,014	153,405
Purchases of premises and equipment	(1,818)	(4,474)	(3,791)
Net change in FRB2/FHLB[3] securities	-	940	3,248
Proceeds from sale of foreclosed assets	7,412	1,774	8,212
Net Cash Used in Investing Activities	(197,263)	(102,264)	(295,262)
Financing Activities:
Net increase in deposits	164,082	191,476	185,508
Net change in short-term borrowings and FHLB[3] advances	6,050	(56,756)	26,741
Repayments of term repurchase agreement	-	-	(10,000)
Exercise of stock options/issuance of shares	24,031	4,848	12,396
Taxes paid by withholding shares for tax purposes	(356)	(357)	(521)
Tax benefit increase (decrease) upon exercise and expiration of stock options	394	(1,284)	(447)
Retirement of common stock	(5,424)	(14,735)	(52,157)
Common stock dividends paid	(39,924)	(39,124)	(39,761)
Net Cash Provided by Financing Activities	148,853	84,068	121,759
Net Change In Cash and Due from Banks	29,227	52,208	(91,192)
Cash and Due from Banks at Beginning of Period	433,044	380,836	472,028
Cash and Due from Banks at End of Period	$462,271	$433,044	$380,836

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Loan collateral transferred to other real estate owned	$821	$4,911	$968
Securities purchases pending settlement	-	2,885	2,892
Supplemental disclosure of cash flow activities:
Interest paid for the period	2,202	2,533	3,822
Income tax payments for the period	19,264	17,666	16,412

See accompanying notes to consolidated financial statements.

(1) Federal Deposit Insurance Corporation ("FDIC")

(2) Federal Reserve Bank ("FRB")

(3) Federal Home Loan Bank ("FHLB")

WESTAMERICA BANCORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Business and Accounting Policies

Westamerica Bancorporation, a registered bank holding company (the “Company”), provides a full range of banking services to corporate and individual customers in Northern and Central California through its wholly-owned subsidiary bank, Westamerica Bank (the “Bank”). The Bank is subject to competition from both financial and nonfinancial institutions and to the regulations of certain agencies and undergoes periodic examinations by those regulatory authorities. All of the financial service operations are considered by management to be aggregated in one reportable operating segment.

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

Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments about future economic and market conditions. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Although the estimates contemplate current conditions and how Management expects them to change in the future, it is reasonably possible that in 2017 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial conditions. The most significant of these involve the Allowance for Credit Losses, as discussed below under “Allowance for Credit Losses.”

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and all the Company’s subsidiaries. Significant intercompany transactions have been eliminated in consolidation. The Company does not maintain or conduct transactions with any unconsolidated special purpose entities.

Cash. Cash includes Due From Banks balances which are readily convertible to known amounts of cash and are generally 90 days or less from maturity at the time of initiation, presenting insignificant risk of changes in value due to interest rate changes.

Securities. Investment securities consist of debt securities of the U.S. Treasury, government sponsored entities, states, counties, municipalities, corporations, agency and non-agency mortgage-backed securities, asset-backed securities and equity securities. Securities transactions are recorded on a trade date basis. The Company classifies its debt and marketable equity securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value with unrealized gains and losses included in earnings. Held to maturity securities are those debt securities which the Company has the ability and intent to hold until maturity. Held to maturity securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Securities not included in trading or held to maturity are classified as available for sale. Available for sale securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale securities are included in accumulated other comprehensive income.

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

A decline in the market value of any available for sale or held to maturity security below amortized cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. Unrealized investment securities losses are evaluated at least quarterly to determine whether such declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition in income. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is below the carrying value primarily due to changes in risk-free interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company does not intend to sell or be required to sell the securities before recovery of its amortized cost. An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security declined primarily due to current market conditions and not deterioration in the financial condition of the issuer, the Company expects the fair value of the security to recover in the near term and the Company does not intend to sell or be required to sell the securities before recovery of its cost basis. Other factors that may be considered in determining whether a decline in the value of either a debt or an equity security is “other than temporary” include ratings by recognized rating agencies, actions of commercial banks or other lenders relative to the continued extension of credit facilities to the issuer of the security, the financial condition, capital strength and near-term prospects of the issuer, and recommendations of investment advisors or market analysts.

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

Life Insurance Cash Surrender Value. The Company has purchased life insurance policies on certain directors and officers as well as acquired such assets as part of the acquisition of other banks. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. These assets are included in other assets on the consolidated balance sheets.

Intangible Assets. Intangible assets are comprised of goodwill, core deposit intangibles and other identifiable intangibles acquired in business combinations. Intangible assets with definite useful lives are amortized on an accelerated basis over their respective estimated useful lives not exceeding 15 years. If an event occurs that indicates the carrying amount of an intangible asset may not be recoverable, Management reviews the asset for impairment. Any goodwill and any intangible asset acquired in a purchase business combination determined to have an indefinite useful life is not amortized, but is evaluated for impairment annually. The Company has the option to first assess qualitative factors to determine the likelihood of impairment pursuant to FASB ASU 2011-08, Testing for Goodwill Impairment. Although the Company has the option to first assess qualitative factors when determining if impairment exists, the Company has opted to perform a quantitative analysis to determine if impairment exists.

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

The Company will be required to adopt the ASU provisions on January 1, 2018. Management does not expect the adoption of the ASU to have a material effect on the Company’s consolidated financial statements.

FASB Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), was issued February 25, 2016. The provisions of the new standard require lessees to recognize most leases on-balance sheet, increasing reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP.

The Company will be required to adopt the ASU provisions January 1, 2019, utilizing the modified retrospective transition approach. Management is evaluating the impact that the ASU will have on the Company’s consolidated financial statements.

FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, was issued March 30, 2016. The provisions of the new standard changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification.

The Company will be required to adopt the ASU provisions January 1, 2017. Management does not expect the adoption of the ASU to have a material effect on the Company’s consolidated financial statements. The most notable impact will be the effect of Excess Tax Benefits on the provision for income taxes.

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

The Company will be required to adopt the ASU provisions on January 1, 2020. Management is evaluating the impact that the ASU will have on the Company’s consolidated financial statements.

Note 2: Investment Securities

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$141,599	$35	$(2,974)	$138,660
Agency residential mortgage-backed securities (MBS)	711,623	921	(21,045)	691,499
Non-agency residential MBS	272	-	(1)	271
Non-agency commercial MBS	2,041	-	(16)	2,025
Obligations of states and political subdivisions	182,230	5,107	(3,926)	183,411
Asset-backed securities	696	-	(1)	695
FHLMC(1) and FNMA(2) stock	749	10,120	-	10,869
Corporate securities	866,835	1,690	(7,668)	860,857
Other securities	2,034	621	(184)	2,471
Total	$1,908,079	$18,494	$(35,815)	$1,890,758

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2016
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$581	$1	$-	$582
Agency residential MBS	668,235	1,122	(8,602)	660,755
Non-agency residential MBS	5,370	76	-	5,446
Agency commercial MBS	9,332	11	(143)	9,200
Obligations of states and political subdivisions	662,794	6,031	(4,067)	664,758
Total	$1,346,312	$7,241	$(12,812)	$1,340,741

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

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2015
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. government sponsored entities	$764	$-	$-	$764
Agency residential MBS	595,503	1,810	(4,966)	592,347
Non-agency residential MBS	9,667	185	-	9,852
Agency commercial MBS	16,258	20	(274)	16,004
Obligations of states and political subdivisions	693,883	13,638	(789)	706,732
Total	$1,316,075	$15,653	$(6,029)	$1,325,699

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table s at the dates indicated:

	At December 31, 2016
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$154,693	$154,835	$14,961	$15,639
Over 1 to 5 years	750,834	745,219	292,024	292,062
Over 5 to 10 years	238,077	239,153	318,580	319,587
Over 10 years	47,756	44,416	37,810	38,052
Subtotal	1,191,360	1,183,623	663,375	665,340
MBS	713,936	693,795	682,937	675,401
Other securities	2,783	13,340	-	-
Total	$1,908,079	$1,890,758	$1,346,312	$1,340,741

	At December 31, 2015
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$136,717	$136,976	$20,709	$21,354
Over 1 to 5 years	1,049,786	1,044,453	259,556	262,163
Over 5 to 10 years	166,352	173,585	289,568	296,352
Over 10 years	2,475	2,749	124,814	127,627
Subtotal	1,355,330	1,357,763	694,647	707,496
MBS	210,783	205,293	621,428	618,203
Other securities	2,814	7,160	-	-
Total	$1,568,927	$1,570,216	$1,316,075	$1,325,699

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At December 31, 2016 and December 31, 2015, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of the gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2016
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	8	$117,227	$(2,974)	-	$-	$-	8	$117,227	$(2,974)
Agency residential MBS	21	524,269	(16,494)	28	122,901	(4,551)	49	647,170	(21,045)
Non-agency residential MBS	2	246	(1)	-	-	-	2	246	(1)
Non-agency commercial MBS	2	1,253	(9)	1	772	(7)	3	2,025	(16)
Obligations of states and political subdivisions	43	57,989	(3,905)	3	1,117	(21)	46	59,106	(3,926)
Asset-backed securities	-	-	-	1	695	(1)	1	695	(1)
Corporate securities	53	385,175	(6,551)	27	96,145	(1,117)	80	481,320	(7,668)
Other securities	-	-	-	1	1,816	(184)	1	1,816	(184)
Total	129	$1,086,159	$(29,934)	61	$223,446	$(5,881)	190	$1,309,605	$(35,815)

An analysis of gross unrecognized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2016
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	66	$569,876	$(8,285)	3	$10,480	$(317)	69	$580,356	$(8,602)
Agency commercial MBS	-	-	-	1	7,214	(143)	1	7,214	(143)
Obligations of states and political subdivisions	295	272,496	(3,710)	12	13,126	(357)	307	285,622	(4,067)
Total	361	$842,372	$(11,995)	16	$30,820	$(817)	377	$873,192	$(12,812)

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

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2016.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of December 31, 2016, $768,845  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds. As of December 31, 2015, $738,865  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds.

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

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)

Taxable	$42,718	$34,472	$24,766
Tax-exempt from regular federal income tax	22,194	23,616	26,387
Total interest income from investment securities	$64,912	$58,088	$51,153

Note 3: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following tables.

	At December 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$342,792	$473,558	$2,409	$85,439	$331,361	$1,235,559
Purchased covered loans	-	-	-	2,086	8,941	11,027
Purchased non-covered loans:
Gross purchased non-covered loans	12,452	71,250	146	222	26,113	110,183
Purchased loan discount	(547)	(2,637)	-	(23)	(851)	(4,058)
Total	$354,697	$542,171	$2,555	$87,724	$365,564	$1,352,711

	At December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment & Other	Total
	(In thousands)
Originated loans	$368,117	$517,070	$2,978	$117,631	$346,043	$1,351,839
Purchased covered loans:
Gross purchased covered loans	-	-	-	2,385	11,828	14,213
Purchased loan discount	-	-	-	(133)	(19)	(152)
Purchased non-covered loans:
Gross purchased non-covered loans	15,620	124,650	973	231	32,454	173,928
Purchased loan discount	(989)	(4,264)	-	(23)	(1,156)	(6,432)
Total	$382,748	$637,456	$3,951	$120,091	$389,150	$1,533,396

Changes in the carrying amount of impaired purchased loans were as follows:

	For the Years Ended December 31,
	2016	2015
Impaired purchased loans	(In thousands)
Carrying amount at the beginning of the period	$3,887	$4,672
Reductions during the period	(3,022)	(785)
Carrying amount at the end of the period	$865	$3,887

Changes in the accretable yield for purchased loans were as follows:

	For the Years Ended December 31,
	2016	2015
Accretable yield:	(In thousands)
Balance at the beginning of the period	$1,259	$2,261
Reclassification from nonaccretable difference	3,912	3,051
Accretion	(3,934)	(4,053)
Balance at the end of the period	$1,237	$1,259

Accretion	$(3,934)	$(4,053)
Change in FDIC indemnification	1,053	698
(Increase) in interest income	$(2,881)	$(3,355)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses For the Year Ended December 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$9,559	$4,224	$177	$1,801	$7,080	$967	$-	$5,963	$29,771
Additions:
(Reversal) provision	(2,065)	(954)	(34)	(493)	2,344	(923)	53	(1,128)	(3,200)
Deductions:
Chargeoffs	(2,023)	-	-	-	(4,404)	(345)	-	-	(6,772)
Recoveries	2,836	60	-	-	1,512	1,747	-	-	6,155
Net loan recoveries (losses)	813	60	-	-	(2,892)	1,402	-	-	(617)
Total allowance for loan losses	$8,307	$3,330	$143	$1,308	$6,532	$1,446	$53	$4,835	$25,954

	Allowance for Loan Losses For the Year Ended December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,460	$4,245	$644	$2,241	$7,717	$2,120	$-	$9,058	$31,485
Additions:
Provision (reversal)	3,702	356	(512)	(440)	950	(961)	-	(3,095)	-
Deductions:
Chargeoffs	(756)	(449)	-	-	(3,493)	(431)	-	-	(5,129)
Recoveries	1,153	72	45	-	1,906	239	-	-	3,415
Net loan recoveries (losses)	397	(377)	45	-	(1,587)	(192)	-	-	(1,714)
Total allowance for loan losses	$9,559	$4,224	$177	$1,801	$7,080	$967	$-	$5,963	$29,771

	Allowance for Credit Losses For the Year Ended December 31, 2014
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non-covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$4,005	$12,070	$602	$405	$3,198	$-	$1,561	$9,852	$31,693
Additions:
Provision (reversal)	1,095	(7,276)	39	1,866	6,864	1,006	-	(794)	2,800
Deductions:
Chargeoffs	(1,890)	(762)	-	(30)	(4,214)	(522)	-	-	(7,418)
Recoveries	2,250	213	3	-	1,869	75	-	-	4,410
Net loan recoveries (losses)	360	(549)	3	(30)	(2,345)	(447)	-	-	(3,008)
Indemnification expiration	-	-	-	-	-	1,561	(1,561)	-	-
Balance at end of period	5,460	4,245	644	2,241	7,717	2,120	-	9,058	31,485
Liability for off-balance sheet credit exposure	2,408	-	344	-	437	-	-	(496)	2,693
Total allowance for credit losses	$7,868	$4,245	$988	$2,241	$8,154	$2,120	$-	$8,562	$34,178

FDIC indemnification expired February 6, 2014 for County Bank non-single-family residential collateralized purchased loans; accordingly, such loans have been reclassified from purchased covered loans to purchased non-covered loans as well as the related allowance for credit losses.

The allowance for loan losses and recorded investment in loans were evaluated for impairment as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,048	$-	$-	$-	$-	$-	$-	$-	$5,048
Collectively evaluated for impairment	3,259	3,330	143	1,308	6,532	1,446	53	4,835	20,906
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$8,307	$3,330	$143	$1,308	$6,532	$1,446	$53	$4,835	$25,954
Carrying value of loans:
Individually evaluated for impairment	$11,140	$5,264	$-	$-	$-	$7,694	$617	$-	$24,715
Collectively evaluated for impairment	331,652	468,294	2,409	85,439	331,361	97,751	10,225	-	1,327,131
Purchased loans with evidence of credit deterioration	-	-	-	-	-	680	185	-	865
Total	$342,792	$473,558	$2,409	$85,439	$331,361	$106,125	$11,027	$-	$1,352,711

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,942	$585	$-	$-	$-	$-	$-	$-	$5,527
Collectively evaluated for impairment	4,617	3,639	177	1,801	7,080	967	-	5,963	24,244
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-	-	-
Total	$9,559	$4,224	$177	$1,801	$7,080	$967	$-	$5,963	$29,771
Carrying value of loans:
Individually evaluated for impairment	$12,587	$5,541	$-	$-	$-	$11,777	$-	$-	$29,905
Collectively evaluated for impairment	355,530	511,529	2,978	117,631	346,043	152,038	13,855	-	1,499,604
Purchased loans with evidence of credit deterioration	-	-	-	-	-	3,681	206	-	3,887
Total	$368,117	$517,070	$2,978	$117,631	$346,043	$167,496	$14,061	$-	$1,533,396

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At December 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$329,964	$459,771	$2,409	$82,715	$329,961	$95,373	$9,419	$1,309,612
Substandard	12,828	13,787	-	2,724	1,056	13,368	1,608	45,371
Doubtful	-	-	-	-	6	1,300	-	1,306
Loss	-	-	-	-	338	142	-	480
Purchased loan discount	-	-	-	-	-	(4,058)	-	(4,058)
Total	$342,792	$473,558	$2,409	$85,439	$331,361	$106,125	$11,027	$1,352,711

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Purchased Non- covered Loans	Purchased Covered Loans (1)	Total
	(In thousands)
Grade:
Pass	$353,474	$496,744	$2,978	$114,525	$344,876	$149,100	$12,563	$1,474,260
Substandard	14,643	20,326	-	3,106	781	24,810	1,650	65,316
Doubtful	-	-	-	-	12	18	-	30
Loss	-	-	-	-	374	-	-	374
Purchased loan discount	-	-	-	-	-	(6,432)	(152)	(6,584)
Total	$368,117	$517,070	$2,978	$117,631	$346,043	$167,496	$14,061	$1,533,396

 (1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2016
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$341,632	$926	$40	$-	$194	$342,792
Commercial real estate	467,529	407	445	-	5,177	473,558
Construction	2,183	226	-	-	-	2,409
Residential real estate	84,430	528	37	-	444	85,439
Consumer installment and other	327,029	3,028	949	355	-	331,361
Total originated loans	1,222,803	5,115	1,471	355	5,815	1,235,559
Purchased non-covered loans	102,878	1,353	40	142	1,712	106,125
Purchased covered loans	10,169	-	-	-	858	11,027
Total	$1,335,850	$6,468	$1,511	$497	$8,385	$1,352,711

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2015
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$365,450	$1,777	$122	$-	$768	$368,117
Commercial real estate	504,970	5,930	726	-	5,444	517,070
Construction	2,978	-	-	-	-	2,978
Residential real estate	115,575	1,202	414	-	440	117,631
Consumer installment and other	341,566	3,263	919	295	-	346,043
Total originated loans	1,330,539	12,172	2,181	295	6,652	1,351,839
Purchased non-covered loans	158,554	589	7	-	8,346	167,496
Purchased covered loans	13,929	132	-	-	-	14,061
Total	$1,503,022	$12,893	$2,188	$295	$14,998	$1,533,396

The following is a summary of the effect of nonaccrual loans on interest income:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Interest income that would have been recognized had the loans performed in accordance with their original terms	$874	$1,277	$1,146
Interest income recognized on nonaccrual loans	(1,097)	(362)	(60)
Total (addition) reduction of interest income	$(223)	$915	$1,086

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2016 and December 31, 2015.

The following summarizes impaired loans:

	Impaired Loans At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$1,234	$1,303	$-
Commercial real estate	13,233	15,610	-
Construction	-	-	-
Residential real estate	1,279	1,309	-
Consumer installment and other	569	675	-

Impaired loans with an allowance recorded:
Commercial	10,163	10,172	5,048
Commercial real estate	-	-	-
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$11,397	$11,475	$5,048
Commercial real estate	13,233	15,610	-
Construction	-	-	-
Residential real estate	1,279	1,309	-
Consumer installment and other	569	675	-

	Impaired Loans At December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$2,917	$2,979	$-
Commercial real estate	16,309	21,168	-
Construction	271	271	-
Residential real estate	666	697	-
Consumer installment and other	350	456	-

Impaired loans with an allowance recorded:
Commercial	10,170	10,170	4,942
Commercial real estate	4,660	5,109	585
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$13,087	$13,149	$4,942
Commercial real estate	20,969	26,277	585
Construction	271	271	-
Residential real estate	666	697	-
Consumer installment and other	350	456	-

Impaired loans include troubled debt restructured loans. Impaired loans at December 31, 2016, included $12,381 thousand of restructured loans, $5,302 thousand of which were on nonaccrual status. Impaired loans at December 31, 2015, included $15,712 thousand of restructured loans, $7,464 thousand of which were on nonaccrual status.

	Impaired Loans For the Years Ended December 31,
	2016		2015		2014
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$12,923	$512	$12,631	$584	$5,240	$325
Commercial real estate	16,701	725	20,307	674	19,880	469
Construction	102	-	263	-	2,015	-
Residential real estate	746	19	643	31	153	-
Consumer installment and other	473	25	739	25	1,399	29
Total	$30,945	$1,281	$34,583	$1,314	$28,687	$823

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At December 31, 2016
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	7	$2,719	$1,489	$113
Commercial real estate	10	11,257	10,673	-
Residential real estate	1	241	219	-
Total	18	$14,217	$12,381	$113

	Troubled Debt Restructurings At December 31, 2015
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	6	$3,138	$2,802	$194
Commercial real estate	10	12,927	12,684	-
Residential real estate	1	242	226	-
Total	17	$16,307	$15,712	$194

	Troubled Debt Restructurings At December 31, 2014
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	(In thousands)
Commercial	3	$2,075	$1,901	$-
Commercial real estate	4	2,890	2,928	-
Consumer installment and other	1	18	8	-
Total	8	$4,983	$4,837	$-

During the year ended December 31, 2016, the Company modified four loans with a total carrying value of $4,731 thousand that were considered troubled debt restructurings. The concessions granted in the four restructurings completed in 2016 consisted of three modifications of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms and one court order requiring under-market terms.

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

During the years ended December 31, 2016, 2015 and 2014, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

There were no loans restricted due to collateral requirements at December 31, 2016 and December 31, 2015.

There were no loans held for sale at December 31, 2016 and December 31, 2015.

At December 31, 2016 and December 31, 2015, the Company held total other real estate owned (OREO) of $3,095 thousand net of reserve of $1,816 thousand and $9,264 thousand net of reserve of $1,986 thousand, respectively, of which $-0-  thousand was foreclosed residential real estate properties or covered OREO at both dates. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $-0-  thousand at December 31, 2016 and December 31, 2015.

Note 4: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At December 31, 2016, Westamerica Bank did not have credit extended to any one entity exceeding these limits. At December 31, 2016, Westamerica Bank had 35 lending relationships each with aggregate loans exceeding $5 million. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments related to real estate loans of $57,721 thousand and $61,190 thousand at December 31, 2016 and December 31, 2015, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At December 31, 2016, Westamerica Bank held corporate bonds in 50 issuing entities that exceeded $5 million for each issuer.

[The remainder of this page intentionally left blank]

Note 5: Premises, Equipment and Other Assets

Premises and equipment consisted of the following:

	At December 31,
	Cost	Accumulated Depreciation and Amortization	Net Book Value
	(In thousands)
2016
Land	$11,896	$-	$11,896
Building and improvements	40,992	(25,180)	15,812
Leasehold improvements	5,922	(4,599)	1,323
Furniture and equipment	21,874	(14,339)	7,535
Total	$80,684	$(44,118)	$36,566
2015
Land	$11,896	$-	$11,896
Building and improvements	40,795	(24,024)	16,771
Leasehold improvements	5,696	(4,628)	1,068
Furniture and equipment	24,266	(15,308)	8,958
Total	$82,653	$(43,960)	$38,693

Depreciation and amortization of premises and equipment included in noninterest expense amounted to $3,959 thousand in 2016, $3,523 thousand in 2015 and $3,177 thousand in 2014.

Other assets consisted of the following:

	At December 31,
	2016	2015
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	201	201
Total cost method equity investments	14,270	14,270
Life insurance cash surrender value	51,535	48,972
Net deferred tax asset	55,417	51,748
Limited partnership investments	12,591	15,259
Interest receivable	21,489	20,174
Prepaid assets	4,825	4,771
Other assets	11,597	10,660
Total other assets	$171,724	$165,854

(1)	A bank applying for membership in the Federal Reserve System is required to subscribe to stock in the Federal Reserve Bank (FRB) in its district in a sum equal to six percent of the bank’s paid-up capital stock and surplus. One-half of the amount of the bank's subscription shall be paid to the FRB and the remaining half will be subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At December 31, 2016, this investment totaled $12,591 thousand and $2,299  thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2015, this investment totaled $15,259 thousand and $2,299  thousand of this amount represented outstanding equity capital commitments. At December 31, 2016, the $2,299 thousand of outstanding equity capital commitments are expected to be paid as follows, $722 thousand in 2020, $131 thousand in 2023, $90 thousand in 2024 and $1,356 thousand in 2025 or thereafter.

The amounts recognized in net income for these investments include:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Investment loss included in pre-tax income	$2,475	$2,850	$2,950
Tax credits recognized in provision for income taxes	2,286	2,650	2,825

Note 6: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the years ended December 31, 2016, December 31, 2015 and December 31, 2014. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the years ended December 31, 2016, December 31, 2015 and December 31, 2014, no such adjustments were recorded.

The carrying values of goodwill were:

	At December 31,
	2016	2015
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At December 31, 2016		At December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(50,074)	$56,808	$(46,782)
Merchant Draft Processing Intangible	10,300	(10,107)	10,300	(9,895)
Total Identifiable Intangible Assets	$67,108	$(60,181)	$67,108	$(56,677)

As of December 31, 2016, the current period and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
For the Year Ended December 31, 2016 (actual)	$3,292	$212	$3,504
Estimate for the Year Ended December 31, 2017	2,913	164	3,077
2018	1,892	29	1,921
2019	538	-	538
2020	287	-	287
2021	269	-	269

Note 7: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At December 31,
	2016	2015
	(In thousands)
Noninterest-bearing	$2,089,443	$2,026,049
Interest-bearing:
Transaction	865,701	860,706
Savings	1,493,427	1,366,936
Time deposits less than $100 thousand	133,712	150,780
Time deposits $100 thousand through $250 thousand	84,925	96,971
Time deposits more than $250 thousand	37,533	39,217
Total deposits	$4,704,741	$4,540,659

Demand deposit overdrafts of $2,679  thousand and $3,038  thousand were included as loan balances at December 31, 2016 and December 31, 2015, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $509 thousand in 2016, $687 thousand in 2015 and $893 thousand in 2014.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements Overnight and Continuous
	At December 31,
	2016	2015
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$74,031	$98,969
Agency residential MBS	63,277	-
Obligations of states and political subdivisions	-	3,975
Corporate securities	90,554	54,681
Total collateral carrying value	$227,862	$157,625
Total short-term borrowed funds	$59,078	$53,028

The Company had a $35,000 thousand unsecured line of credit which expired March 18, 2016. There was no outstanding balance at December 31, 2015.

	For the Years Ended December 31,
	2016	2015
	Highest Balance at Any Month-end
	(In thousands)
Securities sold under repurchase agreements	$74,815	$89,484

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

The following table summarizes information about stock options granted under the Plan as of December 31, 2016. The intrinsic value is calculated as the difference between the market value as of December 31, 2016 and the exercise price of the shares. The market value as of December 31, 2016 was $62.93 as reported by the NASDAQ Global Select Market:

			Options Outstanding				Options Exercisable
			At December 31, 2016			For the Year Ended December 31, 2016	At December 31, 2016			For the Year Ended December 31, 2016
Range of Exercise Price			Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
			(In thousands)		(Years)		(In thousands)		(Years)
$40	-	45	594	$12,072	8.1	$43	107	$2,105	5.4	$43
45	-	50	112	1,791	2.4	47	112	1,791	2.4	47
50	-	55	472	5,360	3.9	52	406	4,724	3.4	51
55	-	60	95	596	3.1	57	95	596	3.1	57
$40	-	60	1,273	$19,819	5.7	47	720	$9,216	3.5	50

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the twelve months ended December 31, 2016, 2015 and 2014, the Company granted 325 thousand, 343 thousand and 294 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

	For the Years Ended December 31,
	2016	2015	2014
Expected volatility (1)	22%	20%	16%
Expected life in years (2)	4.8	4.9	4.9
Risk-free interest rate	1.41%	1.36%	1.59%
Expected dividend yield (3)	4.49%	3.64%	3.32%
Fair value per award	$5.97	$5.46	$5.91

(1)	Measured using daily price changes of Company’s stock over respective expected term of the option and the implied volatility derived from the market prices of the Company’s stock and traded options.
(2)	The number of years that the Company estimates that the options will be outstanding prior to exercise.
(3)	The risk-free rate over the expected life based on the US Treasury yield curve in effect at the time of the grant.

Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options at December 31, 2016 is 1,211 thousand.

[The remainder of this page intentionally left blank]

A summary of option activity during the year ended December 31, 2016 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(In thousands)		(Years)
Outstanding at January 1, 2016	1,549	$48.83
Granted	325	42.33
Exercised	(500)	48.08
Forfeited or expired	(101)	50.17
Outstanding at December 31, 2016	1,273	47.36	5.7
Exercisable at December 31, 2016	720	50.12	3.5

A summary of the Company’s nonvested option activity during the year ended December 31, 2016 is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at January 1, 2016	493	$5.45
Granted	325	5.97
Vested	(239)	5.32
Forfeited	(26)	5.82
Nonvested at December 31, 2016	553	$5.80

The weighted average estimated grant date fair value for options granted under the Company’s stock option plan during the twelve months ended December 31, 2016, 2015 and 2014 was $5.97, $5.46 and $5.91 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2016 is $1,605 thousand and the weighted average period over which the cost is expected to be recognized is 1.8 years.

The total intrinsic value of options exercised during the twelve months ended December 31, 2016, 2015 and 2014 was $3,242 thousand, $504 thousand and $1,309 thousand, respectively. The total fair value of RPSs that vested during the twelve months ended December 31, 2016, 2015 and 2014 was $753 thousand, $741 thousand and $1,115 thousand, respectively. The total fair value of options vested during the twelve months ended December 31, 2016, 2015 and 2014 was $1,269 thousand, $1,321 thousand and $1,397 thousand, respectively. The increase in tax benefits recognized for the tax deductions from the exercise of options totaled $394 thousand for the twelve months ended December 31, 2016. The decrease in tax benefits recognized for the tax deductions from the exercise of options totaled $1,284 thousand and $447 thousand, respectively, for the twelve months ended December 31, 2015 and 2014.

A summary of the status of the Company’s restricted performance shares as of December 31, 2016 and 2015 and changes during the twelve months ended on those dates, follows:

	2016	2015
	(In thousands)
Outstanding at January 1,	45	50
Granted	18	21
Issued upon vesting	(15)	(17)
Forfeited	-	(9)
Outstanding at December 31,	48	45

As of December 31, 2016 and 2015, the restricted performance shares had a weighted-average contractual life of 1.1 years and 1.3 years, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $1,228 thousand, $535 thousand and $575 thousand for the twelve months ended December 31, 2016, 2015 and 2014, respectively. There were no stock appreciation rights or incentive stock options granted in the twelve months ended December 31, 2016 and 2015.

On February 13, 2009, the Company issued a warrant to purchase 246,640 shares of the Company’s common stock at an exercise price of $50.92 per share. The warrants remain outstanding at December 31, 2016.

The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2016, approximately 1,750 thousand shares remained available to repurchase under such plans.

Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2016, no shares of Class B Common Stock or Preferred Stock were outstanding.

Note 9: Risk-Based Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 was 0.625%. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2016, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2016 and 2015, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

[The remainder of this page intentionally left blank]

The capital ratios for the Company and the Bank under the new capital framework as of the dates indicated are presented in the table below.

	At December 31, 2016		Required for Capital Adequacy Purposes Effective January 1, 2016			To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$443,574	14.85%	$153,126	5.125	%(1)	N/A	N/A
Bank	344,739	11.70%	150,982	5.125	%(1)	$191,489	6.50%
Tier 1 Capital
Company	443,574	14.85%	197,944	6.625	%(1)	N/A	N/A
Bank	344,739	11.70%	195,172	6.625	%(1)	235,680	8.00%
Total Capital
Company	476,595	15.95%	257,700	8.625	%(1)	N/A	N/A
Bank	383,572	13.02%	254,092	8.625	%(1)	294,600	10.00%
Leverage Ratio (2)
Company	443,574	8.46%	209,702	4.000%		N/A	N/A
Bank	344,739	6.63%	208,005	4.000%		260,006	5.00%

(1) Includes 0.625% capital conservation buffer.

(2) The leverage ratio consists of Tier 1capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

	At December 31, 2015		Required for Capital Adequacy Purposes Effective January 1, 2015		To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$402,876	12.82%	$141,417	4.50%	N/A	N/A
Bank	340,918	11.00%	139,412	4.50%	$201,373	6.50%
Tier 1 Capital
Company	402,876	12.82%	188,557	6.00%	N/A	N/A
Bank	340,918	11.00%	185,883	6.00%	247,844	8.00%
Total Capital
Company	420,731	13.39%	251,409	8.00%	N/A	N/A
Bank	361,880	11.68%	247,844	8.00%	309,805	10.00%
Leverage Ratio (1)
Company	402,876	7.99%	201,606	4.00%	N/A	N/A
Bank	340,918	6.82%	199,919	4.00%	249,899	5.00%

(1) The leverage ratio consists of Tier 1capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

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

The components of the net deferred tax asset are as follows:

	At December 31,
	2016	2015
	(In thousands)
Deferred tax asset
Allowance for credit losses	$11,801	$13,466
State franchise taxes	2,679	2,612
Securities available for sale	7,283	-
Deferred compensation	8,043	8,082
Real estate owned	756	1,062
Purchased assets and assumed liabilities	3,026	4,975
Post-retirement benefits	903	1,072
Employee benefit accruals	3,399	3,772
VISA Class B shares	137	1,691
Limited partnership investments	86	760
Impaired capital assets	18,465	19,074
Accrued liabilities	967	-
Premises and equipment	577	205
Other	724	397
Total deferred tax asset	58,846	57,168
Deferred tax liability
Net deferred loan fees	346	456
Intangible assets	2,955	4,294
Securities available for sale	-	542
Other	128	128
Total deferred tax liability	3,429	5,420
Net deferred tax asset	$55,417	$51,748

Based on Management’s judgment, a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income. Net deferred tax assets are included with other assets in the consolidated balance sheets.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred are as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Current income tax expense:
Federal	$16,258	$9,647	$11,950
State	7,292	6,738	7,802
Total current	23,550	16,385	19,752
Deferred income tax (benefit) expense:
Federal	(2,604)	1,643	(1,220)
State	158	(109)	(225)
Total deferred	(2,446)	1,534	(1,445)
Provision for income taxes	$21,104	$17,919	$18,307

[The remainder of this page intentionally left blank]

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Federal income taxes due at statutory rate	$27,985	$26,835	$27,634
Reductions in income taxes resulting from:
Interest on state and municipal securities and loans not taxable for federal income tax purposes	(8,382)	(9,046)	(10,173)
State franchise taxes, net of federal income tax benefit	4,843	4,309	4,925
Tax credits	(2,286)	(2,600)	(2,700)
Dividend received deduction	(52)	(45)	(39)
Cash value life insurance	(607)	(599)	(641)
Other	(397)	(935)	(699)
Provision for income taxes	$21,104	$17,919	$18,307

At December 31, 2016, the company had no net operating loss and general tax credit carryforwards for tax return purposes.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits follow:

	2016	2015
	(In thousands)

Balance at January 1,	$1,243	$1,635
Additions for tax positions taken in the current period	-	-
Reductions for tax positions taken in the current period	-	-
Additions for tax positions taken in prior years	-	55
Reductions for tax positions taken in prior years	(144)	(447)
Decrease related to settlements with taxing authorities	-	-
Decrease as a result of a lapse in statute of limitations	-	-
Balance at December 31,	$1,099	$1,243

The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2017. Unrecognized tax benefits at December 31, 2016 and 2015 include accrued interest and penalties of $57 thousand and $88 thousand, respectively. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes. At December 31, 2016, the tax years ended December 31, 2015, 2014 and 2013 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2015, 2014, 2013 and 2012  remain subject to examination by the California Franchise Tax Board.

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

The Company regularly reviews the valuation techniques and assumptions used by its vendors and determines which valuation techniques are utilized based on observable market inputs for the type of securities being measured. The Company uses the information to determine the placement in the fair value hierarchy as level 1, 2 or 3. When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, or reevaluates the valuation techniques and assumptions used by its vendors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new information. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the twelve months ended December 31, 2016, and three months ended March 31, 2015, there were no transfers in or out of levels 1, 2 or 3. During the three months ended June 30, 2015, the Company reevaluated the valuation techniques and assumptions used by its vendors in valuing the Company’s available for sale securities, and based on the evaluation, transferred $437,715 thousand out of level 1 and transferred $437,715 thousand into level 2. There were no transfers into level 1 or into or out of level 3 during this same period. Subsequent to June 30, 2015 and through the year ended December 31, 2015, there were no transfers into or out of levels 1, 2 or 3.

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At December 31, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Securities of U.S. Government sponsored entities	$138,660	$-	$138,660	$-
Agency residential MBS	691,499	-	691,499	-
Non-agency residential MBS	271	-	271	-
Non-agency commercial MBS	2,025	-	2,025	-
Obligations of states and political subdivisions	183,411	-	183,411	-
Asset-backed securities	695	-	695	-
FHLMC and FNMA stock	10,869	17	10,852	-
Corporate securities	860,857	-	860,857	-
Other securities	2,471	656	1,815	-
Total securities available for sale	$1,890,758	$673	$1,890,085	$-

	At December 31, 2015
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Securities of U.S. Government sponsored entities	$301,882	$-	$301,882	$-
Agency residential MBS	202,544	-	202,544	-
Non-agency residential MBS	370	-	370	-
Non-agency commercial MBS	2,379	-	2,379	-
Obligations of states and political subdivisions	157,509	-	157,509	-
Asset-backed securities	2,003	-	2,003	-
FHLMC and FNMA stock	4,329	7	4,322	-
Corporate securities	896,369	-	896,369	-
Other securities	2,831	991	1,840	-
Total securities available for sale	$1,570,216	$998	$1,569,218	$-

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at December 31, 2016 and December 31, 2015, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

	At December 31, 2016				For the Year Ended December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$3,095	$-	$-	$3,095	$(705)
Impaired loans	9,525	-	-	9,525	-
Total assets measured at fair value on a nonrecurring basis	$12,620	$-	$-	$12,620	$(705)

	At December 31, 2015				For the Year Ended December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$9,264	$-	$-	$9,264	$(320)
Impaired loans	15,633	-	-	15,633	(449)
Total assets measured at fair value on a nonrecurring basis	$24,897	$-	$-	$24,897	$(769)

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

Loans Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $25,954 thousand at December 31, 2016 and $29,771 thousand at December 31, 2015 and the purchased loan discount associated with purchased covered and purchased non-covered loans of $-0- thousand and $4,058 thousand, respectively at December 31, 2016 and $152 thousand and $6,432 thousand, respectively at December 31, 2015 were applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:	(In thousands)
Cash and due from banks	$462,271	$462,271	$462,271	$-	$-
Investment securities held to maturity	1,346,312	1,340,741	-	1,340,741	-
Loans	1,326,757	1,337,774	-	-	1,337,774

Financial Liabilities:
Deposits	$4,704,741	$4,702,797	$-	$4,448,571	$254,226
Short-term borrowed funds	59,078	59,078	-	59,078	-

	At December 31, 2015
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:	(In thousands)
Cash and due from banks	$433,044	$433,044	$433,044	$-	$-
Investment securities held to maturity	1,316,075	1,325,699	-	1,325,699	-
Loans	1,503,625	1,517,394	-	-	1,517,394

Financial Liabilities:
Deposits	$4,540,659	$4,539,455	$-	$4,253,691	$285,764
Short-term borrowed funds	53,028	53,028	-	53,028	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 12: Lease Commitments

Thirty banking offices and a centralized administrative service center are owned and 61 facilities are leased. Substantially all the leases contain renewal options and provisions for rental increases, principally for cost of living index. The Company also leases certain pieces of equipment.

Minimum future rental payments under noncancelable operating leases as of December 31, 2016 are as follows:

Minimum future rental payments
(In thousands)
2017	$6,335
2018	5,665
2019	4,134
2020	2,584
2021	1,003
Thereafter	1,045
Total minimum future rental payments	$20,766

The total minimum future rental payments have not been reduced by minimum sublease rentals of $2,157 thousand due in the future under noncancelable subleases. Total rentals for premises were $6,823 thousand in 2016, $8,359 thousand in 2015 and $8,798 thousand in 2014. Total sublease rentals were $435 thousand in 2016, $1,721 thousand in 2015 and $1,833 thousand in 2014. Total rentals for premises, net of sublease income, included in noninterest expense were $6,388 thousand in 2016, $6,638 thousand in 2015 and $6,965 thousand in 2014.

Note 13: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $304,508 thousand and $299,884 thousand at December 31, 2016 and December 31, 2015, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $21,732 thousand and $26,149 thousand at December 31, 2016 and December 31, 2015, respectively. The Company also had commitments for commercial and similar letters of credit of $-0- thousand at December 31, 2016 and $40 thousand at December 31, 2015. The Company had a reserve for unfunded commitments of $2,408 thousand at December 31, 2016 and $2,593 thousand at December 31, 2015, included in other liabilities.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount can be reasonably estimated.

Note 14: Retirement Benefit Plans

The Company sponsors a qualified defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to noninterest expense related to discretionary Company contributions to the Deferred Profit-Sharing Plan were $1,000 thousand in 2016, $734 thousand in 2015 and $1,002 thousand in 2014.

The Company also sponsors a qualified defined contribution Tax Deferred Savings/Retirement Plan (ESOP) covering salaried employees who become eligible to participate upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax or after-tax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests primarily in Westamerica Bancorporation common stock. The Company funds contributions to match participating employees’ contributions, subject to certain limits. The matching contributions charged to compensation expense were $1,075 thousand in 2016, $1,147 thousand in 2015 and $1,159 thousand in 2014.

The Company offers a continuation of group insurance coverage to eligible employees electing early retirement, for the period from the date of retirement until age 65. For eligible employees the Company pays a portion of these early retirees’ group insurance premiums. The Company also reimburses a portion of Medicare Part B premiums for all qualifying retirees over age 65 and, if eligible, their spouses. Eligibility for post-retirement medical benefits is based on age and years of service, and restricted to employees hired prior to February 1, 2006 who elect early retirement prior to January 1, 2019. The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. The Company used a December 31 measurement date for determining post-retirement medical benefit calculations.

The following tables set forth the net periodic post-retirement benefit cost and the change in the benefit obligation for the years ended December 31 and the funded status of the post-retirement benefit plan as of December 31:

Net Periodic Benefit Cost

	At December 31,
	2016	2015	2014
	(In thousands)
Service (benefit) cost	$(153)	$(202)	$288
Interest cost	108	106	122
Amortization of unrecognized transition obligation	61	61	61
Net periodic cost (benefit)	$16	$(35)	$471

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

Amortization of unrecognized transition obligation, net of tax	(36)	(36)	(36)
Total recognized in net periodic (benefit) cost and accumulated other comprehensive income	$(20)	$(71)	$435

The remaining transition obligation cost for this post-retirement benefit plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $61 thousand.

Obligation and Funded Status

	At December 31,
	2016	2015	2014
Change in benefit obligation	(In thousands)
Benefit obligation at beginning of year	$2,522	$2,782	$2,544
Service (benefit) cost	$(153)	(202)	288
Interest cost	108	106	122
Benefits paid	(158)	(164)	(172)
Benefit obligation at end of year	$2,319	$2,522	$2,782
Accumulated post-retirement benefit obligation attributable to:
Retirees	$1,705	$1,695	$1,732
Fully eligible participants	606	809	998
Other	8	18	52
Total	$2,319	$2,522	$2,782
Fair value of plan assets	-	-	-
Accumulated post-retirement benefit obligation in excess of plan assets	$2,319	$2,522	$2,782

Additional Information

Assumptions

	At December 31,
	2016	2015	2014
Weighted-average assumptions used to determine benefit obligations
Discount rate	4.10%	4.30%	3.80%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.30%	3.80%	4.80%

The above discount rate is based on the Corporate Aa 25-year rate, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits. Post-retirement medical benefits are currently fixed amounts without provision for future increases; as a result, the assumed annual average rate of inflation used to measure the expected cost of benefits covered by this program is zero percent for 2017 and beyond.

Assumed benefit inflation rates are not applicable for this program.

Estimated future benefit payments
(In thousands)
2017	$158
2018	150
2019	142
2020	135
2021	129
Years 2022-2026	552

Note 15: Regulatory Matters

Payment of dividends to the Company by the Bank is limited under regulations for state chartered banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for the preceding three calendar years less dividends paid. Under this regulation, the Bank obtained approval for dividends paid to the Company during 2016; and at December 31, 2016, the Bank would be required to obtain regulatory approval for a dividend to be paid to the Company. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972.

The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $365,880 thousand in 2016 and $254,600 thousand in 2015, which amounts exceed the Bank’s required reserves.

[The remainder of this page intentionally left blank]

Note 16: Other Comprehensive Income

The components of other comprehensive (loss) income and other related tax effects were:

	2016
	Before tax	Tax effect	Net of tax
	(In thousands)
Securities available for sale:
Net unrealized losses arising during the year	$(18,610)	$7,825	$(10,785)
Reclassification of gains (losses) included in net income	-	-	-
Net unrealized losses arising during the year	(18,610)	7,825	(10,785)
Post-retirement benefit obligation	61	(25)	36
Other comprehensive loss	$(18,549)	$7,800	$(10,749)

	2015
	Before tax	Tax effect	Net of tax
	(In thousands)
Securities available for sale:
Net unrealized losses arising during the year	$(8,028)	$3,375	$(4,653)
Reclassification of gains (losses) included in net income	-	-	-
Net unrealized losses arising during the year	(8,028)	3,375	(4,653)
Post-retirement benefit obligation	61	(25)	36
Other comprehensive loss	$(7,967)	$3,350	$(4,617)

	2014
	Before tax	Tax effect	Net of tax
	(In thousands)
Securities available for sale:
Net unrealized gains arising during the year	$1,627	$(684)	$943
Reclassification of gains (losses) included in net income	-	-	-
Net unrealized gains arising during the year	1,627	(684)	943
Post-retirement benefit obligation	61	(25)	36
Other comprehensive income	$1,688	$(709)	$979

Accumulated other comprehensive income (loss) balances were:

	Post-retirement Benefit Obligation	Net Unrealized Gains (losses) on Securities	Accumulated Other Comprehensive Income (loss)
	(In thousands)
Balance, December 31, 2013	$(142)	$4,455	$4,313
Net change	36	943	979
Balance, December 31, 2014	(106)	5,398	5,292
Net change	36	(4,653)	(4,617)
Balance, December 31, 2015	(70)	745	675
Net change	36	(10,785)	(10,749)
Balance, December 31, 2016	$(34)	$(10,040)	$(10,074)

[The remainder of this page intentionally left blank]

Note 17: Earnings Per Common Share

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

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Net income (numerator)	$58,853	$58,753	$60,646
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	25,612	25,555	26,099
Basic earnings per common share	$2.30	$2.30	$2.32
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	25,612	25,555	26,099
Add common stock equivalents for options	66	22	61
Weighted average number of common shares outstanding - diluted (denominator)	25,678	25,577	26,160
Diluted earnings per common share	$2.29	$2.30	$2.32

For the years ended December 31, 2016, 2015, and 2014, options to purchase 773 thousand, 1,313 thousand and 1,133 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

Note 18: Westamerica Bancorporation (Parent Company Only Condensed Financial Information)

Statements of Income and Comprehensive (Loss) Income

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Dividends from subsidiaries	$56,824	$68,981	$75,369
Interest income	25	10	7
Other income	8,315	8,411	7,182
Total income	65,164	77,402	82,558
Interest on borrowings	-	1	42
Salaries and benefits	7,079	6,291	6,587
Other expense	3,290	3,424	1,704
Total expense	10,369	9,716	8,333
Income before taxes and equity in undistributed income of subsidiaries	54,795	67,686	74,225
Income tax benefit	1,025	803	742
Earnings of subsidiaries greater (less) than subsidiary dividends	3,033	(9,736)	(14,321)
Net income	58,853	58,753	60,646
Other comprehensive (loss) income, net of tax	(10,749)	(4,617)	979
Comprehensive income	$48,104	$54,136	$61,625

[The remainder of this page intentionally left blank]

Balance Sheets

	At December 31,
	2016	2015
	(In thousands)
Assets
Cash	$64,054	$26,453
Investment securities available for sale	656	991
Investment in Westamerica Bank	468,172	475,697
Investment in non-bank subsidiaries	455	455
Premises and equipment, net	9,165	9,391
Accounts receivable from Westamerica Bank	522	552
Other assets	34,077	33,850
Total assets	$577,101	$547,389
Liabilities
Accounts payable to Westamerica Bank	$705	$737
Other liabilities	15,029	14,447
Total liabilities	15,734	15,184
Shareholders' equity	561,367	532,205
Total liabilities and shareholders' equity	$577,101	$547,389

Statements of Cash Flows

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Operating Activities
Net income	$58,853	$58,753	$60,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	305	326	341
Decrease (increase) in accounts receivable from affiliates	299	(217)	(17)
Insurance premiums paid	(683)	(637)	(606)
Increase in other assets	(1,257)	(1,076)	(1,062)
Stock option compensation expense	1,494	1,272	1,318
Tax benefit (increase) decrease upon exercise of stock options and expiration of stock options	(394)	1,284	447
Provision (benefit) for deferred income tax	1,983	(491)	616
Increase (decrease) in other liabilities	1,392	743	(814)
Earnings of subsidiaries (greater) less than subsidiary dividends	(3,033)	9,736	14,321
Gain on sales of property and equipment	(79)	(39)	(88)
Net Cash Provided by Operating Activities	58,880	69,654	75,102
Investing Activities
Purchases of premises and equipment	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities
Exercise of stock options/issuance of shares	24,031	4,848	12,396
Taxes paid by withholding shares for tax purposes	(356)	(357)	(521)
Tax benefit increase (decrease) upon exercise of stock options and expiration of stock options	394	(1,284)	(447)
Retirement of common stock	(5,424)	(14,735)	(52,157)
Dividends	(39,924)	(39,124)	(39,761)
Net Cash Used in Financing Activities	(21,279)	(50,652)	(80,490)
Net change in cash	37,601	19,002	(5,388)
Cash at Beginning of Period	26,453	7,451	12,839
Cash at End of Period	$64,054	$26,453	$7,451
Supplemental Cash Flow Disclosures:
Supplemental disclosure of cash flow activities:
Interest paid for the period	$-	$1	$42
Income tax payments for the period	19,264	17,666	16,412

Note 19: Quarterly Financial Information

(Unaudited)

	For the Three Months Ended
	March 31,			June 30,			September 30,			December 31,
	(In thousands, expect per share data and price range of common stock)
2016
Interest and loan fee income		$33,647			$33,727			$33,468			$33,209
Net interest income		33,095			33,186			32,945			32,709
(Reversal of) provision for loan losses		-			-			(3,200)			-
Noninterest income		11,729			11,702			11,598			11,545
Noninterest expense		25,858			25,229			26,088			24,577
Income before taxes		18,966			19,659			21,655			19,677
Net income		14,226			14,546			15,628			14,453
Basic earnings per common share		0.56			0.57			0.61			0.56
Diluted earnings per common share		0.56			0.57			0.61			0.56
Dividends paid per common share		0.39			0.39			0.39			0.39
Price range, common stock	40.72	-	49.63	45.86	-	51.53	46.61	-	50.96	48.20	-	65.34
2015
Interest and loan fee income		$33,917			$34,425			$34,299			$33,888
Net interest income		33,258			33,808			33,714			33,325
Provision for loan losses		-			-			-			-
Noninterest income		12,300			12,269			11,993			11,305
Noninterest expense		26,727			26,896			26,173			25,504
Income before taxes		18,831			19,181			19,534			19,126
Net income		14,557			14,761			14,857			14,578
Basic earnings per common share		0.57			0.58			0.58			0.57
Diluted earnings per common share		0.57			0.58			0.58			0.57
Dividends paid per common share		0.38			0.38			0.38			0.39
Price range, common stock	40.68	-	48.44	42.70	-	51.69	43.00	-	51.90	42.96	-	49.64
2014
Interest and loan fee income		$35,564			$35,403			$34,900			$34,342
Net interest income		34,666			34,503			34,054			33,542
Provision for loan losses		1,000			1,000			600			200
Noninterest income		12,990			13,198			13,054			12,545
Noninterest expense		26,873			26,957			26,616			26,353
Income before taxes		19,783			19,744			19,892			19,534
Net income		15,307			15,157			15,154			15,028
Basic earnings per common share		0.58			0.58			0.58			0.58
Diluted earnings per common share		0.58			0.58			0.58			0.58
Dividends paid per common share		0.38			0.38			0.38			0.38
Price range, common stock	48.36	-	56.51	47.85	-	55.34	46.12	-	53.93	42.71	-	51.24

[The remainder of this page intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Westamerica Bancorporation

San Rafael, California

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for the years then ended. We also have audited the Company's internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Crowe Horwath LLP

Sacramento, California

February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Westamerica Bancorporation:

We have audited the consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows of Westamerica Bancorporation and subsidiaries (the Company) for the year ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

KPMG LLP

San Francisco, California

February 27, 2015

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2016.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 47 and 89, respectively.

ITEM 9B. OTHER INFORMATION

None.

[The remainder of this page intentionally left blank]

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Board of Directors and Committees”, “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Executive Compensation” in the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

[The remainder of this page intentionally left blank]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2016:

	At December 31, 2016
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(In thousands, except exercise price)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,273	$47	1,211
Equity compensation plans not approved by security holders	-	N/A	-
Total	1,273	$47	1,211

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Proposal 4 – Ratification of Independent Auditor” in the Company’s Proxy Statement for its 2017 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements: See Index to Financial Statements on page 46. The consolidated financial statements included in Item 8 are filed as part of this Report.
(a)	2.

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

Date: February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Payne	Chairman of the Board and Directors	February 27, 2017
David L. Payne	President and Chief Executive Officer
(Principal Executive Officer)

/s/ John “Robert” Thorson	Senior Vice President and Chief Financial Officer	February 27, 2017
John “Robert” Thorson	(Principal Financial and Accounting Officer)

/s/ Etta Allen	Director	February 27, 2017
Etta Allen

/s/ Louis E. Bartolini	Director	February 27, 2017
Louis E. Bartolini

/s/ E. Joseph Bowler	Director	February 27, 2017
E. Joseph Bowler

/s/ Arthur C. Latno, Jr.	Director	February 27, 2017
Arthur C. Latno, Jr.

/s/ Patrick D. Lynch	Director	February 27, 2017
Patrick D. Lynch

/s/ Catherine C. MacMillan	Director	February 27, 2017
Catherine C. MacMillan

/s/ Ronald A. Nelson	Director	February 27, 2017
Ronald A. Nelson

/s/ Edward B. Sylvester	Lead Independent Director	February 27, 2017
Edward B. Sylvester

EXHIBIT INDEX

Exhibit Number
3(a)	Restated Articles of Incorporation (composite copy), incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.
3(b)	By-laws, as amended (composite copy), incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 19, 2016.
3(c)	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Westamerica Bancorporation dated February 10, 2009, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 13, 2009.
4(c)	Warrant to Purchase Common Stock pursuant to the Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.
10(a)*	Amended and Restated Stock Option Plan of 1995, incorporated by reference to Exhibit A to the Registrant’s definitive Proxy Statement pursuant to Regulation 14(a) filed with the Securities and Exchange Commission on March 17, 2003.
10(d)*	Westamerica Bancorporation Chief Executive Officer Deferred Compensation Agreement by and between Westamerica Bancorporation and David L. Payne, dated December 18, 1998 incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000.
10(e)*	Description of Executive Cash Bonus Program incorporated by reference to Exhibit 10(e) to Exhibit 2.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 11, 2005.
10(f)*	Non-Qualified Annuity Performance Agreement with David L. Payne dated November 19, 1997 incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.
10(g)*	Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Nonstatutory Stock Option Agreement Form incorporated by reference to Exhibit 10(g) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.
10(h)*	Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Restricted Performance Share Grant Agreement Form incorporated by reference to Exhibit 10(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.
10(i)*	Amended Westamerica Bancorporation and Subsidiaries Deferred Compensation Plan (As restated effective January 1, 2005) dated December 31, 2008 incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009.
10(j)*	Amended and Restated Westamerica Bancorporation Deferral Plan (Adopted October 26, 1995) dated December 31, 2008 incorporated by reference to Exhibit 10(j) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009.
10(k)*	Form of Restricted Performance Share Deferral Election pursuant to the Westamerica Bancorporation Deferral Plan incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006.
10(l)	Purchase and Assumption Agreement by and between Federal Deposit Insurance Corporation and Westamerica Bank dated February 6, 2009, incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 11, 2009.
10(m)	Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.
10(r)	Data Processing Agreement by and between Fidelity Information Services and Westamerica Bancorporation incorporated by reference to Exhibit 10(r) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission on February 27, 2012.
10(s)*	Amended and Restated Stock Option Plan of 1995, incorporated by reference to Exhibit A to the Registrant’s definitive Proxy Statement pursuant to Regulation 14(a) filed with the Securities and Exchange Commission on March 13, 2012.
10(t)	Data Processing Agreement by and between Fidelity Information Services and Westamerica Bancorporation.
11.1	Statement re computation of per share earnings incorporated by reference to Note 17 of the notes to the consolidated financial statements of this Report.
14	Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 10, 2004.
21	Subsidiaries of the registrant.
23(a).1	Consent of Crowe Horwath LLP
23(a).2	Consent of KPMG LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2016, is formatted in XBRL interactive data files: (i) consolidated statements of Income for each of the years in the three-year period ended December 31, 2016; (ii) consolidated balance sheets at December 31, 2016, and December 31, 2015; (iii) consolidated statements of comprehensive income for each of the years in the three-year period ended December 31, 2016, (iv) consolidated statements of changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2016; (v) consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2016 and (vi) notes to consolidated financial statements.

____________

*	Indicates management contract or compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

The exhibits listed above are available through the SEC’s website (https://www.sec.gov). Alternatively, the Company will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to the Office of the Corporate Secretary A-2M, Westamerica Bancorporation, P.O. Box 1200, Suisun City, California 94585-1200, and payment to the Company of $.25 per page.

[The remainder of this page intentionally left blank]