Form 10-Q
period 2017-03-31
WESTAMERICA BANCORPORATION
filed 2017-05-05
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of April 25, 2017

Common Stock, No Par Value	26,298,078

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

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statements in this Report to reflect circumstances or events that occur after the date forward looking statements are made, except as may be required by law. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2016, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	At March 31, 2017	At December 31, 2016
	(In thousands)
Assets:
Cash and due from banks	$546,815	$462,271
Investment securities available for sale	1,893,309	1,890,758
Investment securities held to maturity, with fair values of: $1,296,738 at March 31, 2017 and $1,340,741 at December 31, 2016	1,298,414	1,346,312
Loans	1,351,090	1,352,711
Allowance for loan losses	(24,919)	(25,954)
Loans, net of allowance for loan losses	1,326,171	1,326,757
Other real estate owned	2,136	3,095
Premises and equipment, net	36,025	36,566
Identifiable intangibles, net	6,127	6,927
Goodwill	121,673	121,673
Other assets	165,277	171,724
Total Assets	$5,395,947	$5,366,083

Liabilities:
Noninterest-bearing deposits	$2,046,390	$2,089,443
Interest-bearing deposits	2,651,583	2,615,298
Total deposits	4,697,973	4,704,741
Short-term borrowed funds	73,611	59,078
Other liabilities	39,475	40,897
Total Liabilities	4,811,059	4,804,716

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,283 at March 31, 2017 and 25,907 at December 31, 2016	422,670	404,606
Deferred compensation	1,533	1,533
Accumulated other comprehensive loss	(9,443)	(10,074)
Retained earnings	170,128	165,302
Total Shareholders' Equity	584,888	561,367
Total Liabilities and Shareholders' Equity	$5,395,947	$5,366,083

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$15,780	$18,353
Investment securities available for sale	10,249	7,967
Investment securities held to maturity	7,295	7,327
Total Interest and Fee Income	33,324	33,647
Interest Expense:
Deposits	469	543
Short-term borrowed funds	11	9
Total Interest Expense	480	552
Net Interest and Fee Income	32,844	33,095
Provision for Loan Losses	-	-
Net Interest and Fee Income After Provision For Loan Losses	32,844	33,095
Noninterest Income:
Service charges on deposit accounts	4,923	5,248
Merchant processing services	1,875	1,529
Debit card fees	1,481	1,516
Trust fees	702	661
Other service fees	650	629
ATM processing fees	575	658
Financial services commissions	195	156
Other noninterest income	1,256	1,332
Total Noninterest Income	11,657	11,729
Noninterest Expense:
Salaries and related benefits	13,070	13,117
Occupancy	3,633	3,398
Outsourced data processing services	2,139	2,130
Furniture and equipment	1,254	1,213
Amortization of identifiable intangibles	800	905
Professional fees	611	732
Courier service	421	545
Other real estate owned	(40)	111
Other noninterest expense	2,727	3,707
Total Noninterest Expense	24,615	25,858
Income Before Income Taxes	19,886	18,966
Provision for income taxes	4,837	4,740
Net Income	$15,049	$14,226

Average Common Shares Outstanding	26,171	25,445
Average Diluted Common Shares Outstanding	26,329	25,468
Per Common Share Data:
Basic earnings	$0.58	$0.56
Diluted earnings	0.57	0.56
Dividends paid	0.39	0.39

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income	$15,049	$14,226
Other comprehensive income:
Increase in net unrealized gains on securities available for sale	1,074	10,241
Deferred tax expense	(452)	(4,306)
Increase in net unrealized gains on securities available for sale, net of tax	622	5,935
Post-retirement benefit transition obligation amortization	15	15
Deferred tax expense	(6)	(6)
Post-retirement benefit transition obligation amortization, net of tax	9	9
Total other comprehensive income	631	5,944
Total comprehensive income	$15,680	$20,170

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited)

	Common Shares Outstanding	Common Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2015	25,528	$378,858	$2,578	$675	$150,094	$532,205
Net income for the period					14,226	14,226
Other comprehensive income				5,944		5,944
Exercise of stock options	40	1,717				1,717
Tax benefit decrease upon exercise and expiration of stock options		(181)				(181)
Restricted stock activity		1,045	(1,045)			-
Stock based compensation		390				390
Stock awarded to employees	-	15				15
Retirement of common stock	(130)	(1,951)			(3,473)	(5,424)
Dividends					(9,919)	(9,919)
Balance, March 31, 2016	25,438	$379,893	$1,533	$6,619	$150,928	$538,973

Balance, December 31, 2016	25,907	$404,606	$1,533	$(10,074)	$165,302	$561,367
Net income for the period					15,049	15,049
Other comprehensive income				631		631
Exercise of stock options	376	17,593				17,593
Stock based compensation		456				456
Stock awarded to employees	-	15				15
Dividends					(10,223)	(10,223)
Balance, March 31, 2017	26,283	$422,670	$1,533	$(9,443)	$170,128	$584,888

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Operating Activities:
Net income	$15,049	$14,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	5,754	4,065
Net amortization of deferred net loan cost (fees)	26	(54)
Decrease in interest income receivable	1,744	1,379
Life insurance premiums paid	(126)	(126)
Increase in income taxes payable	2,896	3,424
Decrease in deferred tax asset	1,441	115
Tax benefit decrease upon exercise and expiration of stock options	-	181
Decrease (increase) in other assets	895	(5,476)
Stock option compensation expense	456	390
Increase in interest expense payable	8	25
Decrease in other liabilities	(2,864)	(4)
Writedown/loss on sale of premises and equipment	50	5
Net gain on sale of foreclosed assets	(55)	(58)
Writedown of foreclosed assets	-	126
Net Cash Provided by Operating Activities	25,274	18,218

Investing Activities:
Net repayments of loans	1,526	61,070
Net receipts under FDIC(1) indemnification agreements	129	5,189
Purchases of investment securities available for sale	(51,297)	(152,128)
Proceeds from sale/maturity/calls of securities available for sale	47,600	166,023
Purchases of investment securities held to maturity	-	(56,182)
Proceeds from maturity/calls of securities held to maturity	45,640	33,531
Purchases of premises and equipment	(501)	(283)
Proceeds from sale of FRB(2) stock	24	-
Proceeds from sale of foreclosed assets	1,014	975
Net Cash Provided by Investing Activities	44,135	58,195

Financing Activities:
Net change in deposits	(6,768)	(23,909)
Net change in short-term borrowings	14,533	(577)
Exercise of stock options/issuance of shares	17,593	1,717
Tax benefit decrease upon exercise and expiration of stock options	-	(181)
Retirement of common stock	-	(5,424)
Common stock dividends paid	(10,223)	(9,919)
Net Cash Provided by (Used in) Financing Activities	15,135	(38,293)
Net Change In Cash and Due from Banks	84,544	38,120
Cash and Due from Banks at Beginning of Period	462,271	433,044
Cash and Due from Banks at End of Period	$546,815	$471,164

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Loan collateral transferred to other real estate owned	$-	$217
Securities purchases pending settlement	-	44,580
Supplemental disclosure of cash flow activities:
Interest paid for the period	504	526
Income tax payments for the period	500	1,200

See accompanying notes to unaudited consolidated financial statements.

(1) Federal Deposit Insurance Corporation ("FDIC")

(2) Federal Reserve Bank ("FRB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

Note 2: Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has identified the allowance for loan losses accounting to be the accounting area requiring the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. A discussion of the factors affecting accounting for the allowance for loan losses is included in the “Provision for Loan Losses,” “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” discussion below. Certain amounts in prior periods have been reclassified to conform to the current presentation.

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

Recently Adopted Accounting Standards

FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, was issued March 30, 2016. The provisions of the new standard changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. The Company adopted the ASU provisions effective January 1, 2017, which has the potential to create volatility in the book tax provision at the time nonqualified stock options are exercised or expire. During the first quarter 2017, 376 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $1.6 million. First quarter 2017 income tax provision was $671 thousand lower than would have been under accounting standards prior to the adoption of ASU 2016-09. The Company elected to account for forfeitures as they occur.

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

FASB ASU 2017-08, Receivables – Non-Refundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, was issued March 2017. The ASU will shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

The Company will be required to adopt the ASU provisions on January 1, 2019. Management is evaluating the impact the ASU will have on the Company’s financial statements.

Note 3: Investment Securities

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$141,595	$33	$(2,691)	$138,937
Agency residential mortgage-backed securities (MBS)	742,713	825	(21,334)	722,204
Non-agency residential MBS	196	-	-	196
Non-agency commercial MBS	1,955	-	(16)	1,939
Obligations of states and political subdivisions	176,739	5,425	(3,293)	178,871
Asset-backed securities	355	-	-	355
FHLMC(1) and FNMA(2) stock	749	8,651	-	9,400
Corporate securities	843,249	2,037	(6,150)	839,136
Other securities	2,005	456	(190)	2,271
Total	$1,909,556	$17,427	$(33,674)	$1,893,309

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At March 31, 2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$538	$-	$-	$538
Agency residential MBS	634,958	1,007	(9,093)	626,872
Non-agency residential MBS	5,103	62	-	5,165
Agency commercial MBS	9,258	4	(123)	9,139
Obligations of states and political subdivisions	648,557	8,503	(2,036)	655,024
Total	$1,298,414	$9,576	$(11,252)	$1,296,738

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$141,599	$35	$(2,974)	$138,660
Agency residential MBS	711,623	921	(21,045)	691,499
Non-agency residential MBS	272	-	(1)	271
Non-agency commercial MBS	2,041	-	(16)	2,025
Obligations of states and political subdivisions	182,230	5,107	(3,926)	183,411
Asset-backed securities	696	-	(1)	695
FHLMC(1) and FNMA(2) stock	749	10,120	-	10,869
Corporate securities	866,835	1,690	(7,668)	860,857
Other securities	2,034	621	(184)	2,471
Total	$1,908,079	$18,494	$(35,815)	$1,890,758

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2016
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$581	$1	$-	$582
Agency residential MBS	668,235	1,122	(8,602)	660,755
Non-agency residential MBS	5,370	76	-	5,446
Agency commercial MBS	9,332	11	(143)	9,200
Obligations of states and political subdivisions	662,794	6,031	(4,067)	664,758
Total	$1,346,312	$7,241	$(12,812)	$1,340,741

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table s at the dates indicated:

	At March 31, 2017
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$200,403	$200,533	$21,359	$22,112
Over 1 to 5 years	687,340	683,836	296,478	298,933
Over 5 to 10 years	226,589	228,155	303,309	306,228
Over 10 years	47,606	44,775	27,949	28,289
Subtotal	1,161,938	1,157,299	649,095	655,562
MBS	744,864	724,339	649,319	641,176
Other securities	2,754	11,671	-	-
Total	$1,909,556	$1,893,309	$1,298,414	$1,296,738

	At December 31, 2016
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$154,693	$154,835	$14,961	$15,639
Over 1 to 5 years	750,834	745,219	292,024	292,062
Over 5 to 10 years	238,077	239,153	318,580	319,587
Over 10 years	47,756	44,416	37,810	38,052
Subtotal	1,191,360	1,183,623	663,375	665,340
MBS	713,936	693,795	682,937	675,401
Other securities	2,783	13,340	-	-
Total	$1,908,079	$1,890,758	$1,346,312	$1,340,741

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At March 31, 2017 and December 31, 2016, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

[The remainder of this page intentionally left blank]

An analysis of the gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At March 31, 2017
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	9	$120,654	$(2,691)	-	$-	$-	9	$120,654	$(2,691)
Agency residential MBS	26	564,037	(16,571)	28	117,356	(4,763)	54	681,393	(21,334)
Non-agency residential MBS	1	177	-	-	-	-	1	177	-
Non-agency commercial MBS	2	1,189	(9)	1	750	(7)	3	1,939	(16)
Obligations of states and political subdivisions	42	55,505	(3,272)	4	1,653	(21)	46	57,158	(3,293)
Corporate securities	48	360,788	(5,201)	25	88,217	(949)	73	449,005	(6,150)
Other securities	-	-	-	1	1,810	(190)	1	1,810	(190)
Total	128	$1,102,350	$(27,744)	59	$209,786	$(5,930)	187	$1,312,136	$(33,674)

An analysis of gross unrecognized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At March 31, 2017
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	66	$551,095	$(8,789)	3	$11,465	$(304)	69	$562,560	$(9,093)
Agency commercial MBS	-	-	-	1	7,175	(123)	1	7,175	(123)
Obligations of states and political subdivisions	137	128,434	(1,668)	13	12,905	(368)	150	141,339	(2,036)
Total	203	$679,529	$(10,457)	17	$31,545	$(795)	220	$711,074	$(11,252)

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

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2017.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of March 31, 2017, $774,283  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds. As of December 31, 2016, $768,845  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds.

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

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)

Taxable	$12,147	$9,674
Tax-exempt from regular federal income tax	5,397	5,620
Total interest income from investment securities	$17,544	$15,294

[The remainder of this page intentionally left blank]

Note 4: Loans and Allowance for Loan Losses

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At March 31, 2017	At December 31, 2016
	(In thousands)
Commercial	$354,500	$354,697
Commercial Real Estate	565,604	542,171
Construction	1,880	2,555
Residential Real Estate	79,481	87,724
Consumer Installment & Other	349,625	365,564
Total	$1,351,090	$1,352,711

Total loans outstanding reported above include purchased loans of $113,207 thousand and $121,210 thousand at March 31, 2017 and December 31, 2016, respectively. Purchased loans were separately reported in prior periods and have been reclassified into their respective categories in the current presentation.

Changes in the accretable yield for purchased loans were as follows:

	For the Three Months Ended March 31, 2017	For the Year Ended December 31, 2016
Accretable yield:	(In thousands)
Balance at the beginning of the period	$1,237	$1,259
Reclassification from nonaccretable difference	871	3,912
Accretion	(970)	(3,934)
Balance at the end of the period	$1,138	$1,237

Accretion	$(970)	$(3,934)
Change in FDIC indemnification	189	1,053
(Increase) in interest income	$(781)	$(2,881)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses For the Three Months Ended March 31, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,327	$3,330	$152	$1,330	$7,980	$4,835	$25,954
Additions:
Provision (reversal)	209	182	(40)	(116)	106	(341)	-
Deductions:
Chargeoffs	(103)	-	-	-	(1,739)	-	(1,842)
Recoveries	160	10	-	-	637	-	807
Net loan recoveries (losses)	57	10	-	-	(1,102)	-	(1,035)
Total allowance for loan losses	$8,593	$3,522	$112	$1,214	$6,984	$4,494	$24,919

	Allowance for Loan Losses For the Three Months Ended March 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$9,559	$4,212	$235	$1,801	$8,001	$5,963	$29,771
Additions:
Provision (reversal)	38	10	(48)	(94)	124	(30)	-
Deductions:
Chargeoffs	(1,171)	-	-	-	(1,006)	-	(2,177)
Recoveries	1,421	15	-	-	457	-	1,893
Net loan recoveries (losses)	250	15	-	-	(549)	-	(284)
Total allowance for loan losses	$9,847	$4,237	$187	$1,707	$7,576	$5,933	$29,487

The allowance for loan losses and recorded investment in loans evaluated for impairment were as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At March 31, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,991	$-	$-	$-	$-	$-	$4,991
Collectively evaluated for impairment	3,602	3,522	112	1,214	6,984	4,494	19,928
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$8,593	$3,522	$112	$1,214	$6,984	$4,494	$24,919
Carrying value of loans:
Individually evaluated for impairment	$11,128	$15,243	$-	$217	$-	$-	$26,588
Collectively evaluated for impairment	343,345	549,838	1,880	79,264	349,303	-	1,323,630
Purchased loans with evidence of credit deterioration	27	523	-	-	322	-	872
Total	$354,500	$565,604	$1,880	$79,481	$349,625	$-	$1,351,090

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,048	$-	$-	$-	$-	$-	$5,048
Collectively evaluated for impairment	3,279	3,330	152	1,330	7,980	4,835	20,906
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$8,327	$3,330	$152	$1,330	$7,980	$4,835	$25,954
Carrying value of loans:
Individually evaluated for impairment	$11,174	$12,706	$-	$835	$-	$-	$24,715
Collectively evaluated for impairment	343,494	528,957	2,555	86,889	365,236	-	1,327,131
Purchased loans with evidence of credit deterioration	29	508	-	-	328	-	865
Total	$354,697	$542,171	$2,555	$87,724	$365,564	$-	$1,352,711

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

[The remainder of this page intentionally left blank]

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At March 31, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$339,296	$538,750	$1,880	$79,481	$346,864	$1,306,271
Substandard	15,204	25,558	-	-	2,447	43,209
Doubtful	-	1,296	-	-	-	1,296
Loss	-	-	-	-	314	314
Total	$354,500	$565,604	$1,880	$79,481	$349,625	$1,351,090

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$340,973	$515,045	$2,555	$84,384	$362,597	$1,305,554
Substandard	13,724	25,830	-	3,340	2,477	45,371
Doubtful	-	1,296	-	-	10	1,306
Loss	-	-	-	-	480	480
Total	$354,697	$542,171	$2,555	$87,724	$365,564	$1,352,711

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At March 31, 2017
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$351,417	$1,979	$1,072	$-	$32	$354,500
Commercial real estate	553,637	4,922	605	-	6,440	565,604
Construction	1,880	-	-	-	-	1,880
Residential real estate	78,182	1,299	-	-	-	79,481
Consumer installment and other	345,600	2,764	693	373	195	349,625
Total	$1,330,716	$10,964	$2,370	$373	$6,667	$1,351,090

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2016
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$353,497	$966	$40	$-	$194	$354,697
Commercial real estate	533,377	1,460	445	-	6,889	542,171
Construction	2,329	226	-	-	-	2,555
Residential real estate	86,098	528	37	-	1,061	87,724
Consumer installment and other	360,549	3,288	989	497	241	365,564
Total	$1,335,850	$6,468	$1,511	$497	$8,385	$1,352,711

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2017 and December 31, 2016.

The following summarizes impaired loans:

	Impaired Loans At March 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$1,080	$1,148	$-
Commercial real estate	15,766	17,788	-
Construction	-	-	-
Residential real estate	217	247	-
Consumer installment and other	517	623	-

Impaired loans with an allowance recorded:
Commercial	10,106	10,115	4,991
Commercial real estate	-	-	-
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$11,186	$11,263	$4,991
Commercial real estate	15,766	17,788	-
Construction	-	-	-
Residential real estate	217	247	-
Consumer installment and other	517	623	-

[The remainder of this page intentionally left blank]

	Impaired Loans At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$1,234	$1,303	$-
Commercial real estate	13,233	15,610	-
Construction	-	-	-
Residential real estate	1,279	1,309	-
Consumer installment and other	569	675	-

Impaired loans with an allowance recorded:
Commercial	10,163	10,172	5,048
Commercial real estate	-	-	-
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$11,397	$11,475	$5,048
Commercial real estate	13,233	15,610	-
Construction	-	-	-
Residential real estate	1,279	1,309	-
Consumer installment and other	569	675	-

Impaired loans include troubled debt restructured loans. Impaired loans at March 31, 2017, included $12,403 thousand of restructured loans, $5,172 thousand of which were on nonaccrual status. Impaired loans at December 31, 2016, included $12,381 thousand of restructured loans, $5,302 thousand of which were on nonaccrual status.

	Impaired Loans For the Three Months Ended March 31,
	2017		2016
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$11,292	$118	$13,410	$133
Commercial real estate	14,500	237	20,849	159
Construction	-	-	271	-
Residential real estate	748	4	810	4
Consumer installment and other	543	7	347	6
Total	$27,083	$366	$35,687	$302

[The remainder of this page intentionally left blank]

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At March 31, 2017
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	8	$2,768	$1,468	$107
Commercial real estate	11	11,576	10,718	-
Residential real estate	1	241	217	-
Total	20	$14,585	$12,403	$107

	Troubled Debt Restructurings At December 31, 2016
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	7	$2,719	$1,489	$113
Commercial real estate	10	11,257	10,673	-
Residential real estate	1	241	219	-
Total	18	$14,217	$12,381	$113

During the three months ended March 31, 2017, the Company modified two loans with a carrying value of $273 thousand that were considered troubled debt restructurings. The two concessions granted in the first quarter 2017 consisted of modifications of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms. During the three months ended March 31, 2016, the Company modified three loans with a carrying value of $4,757 thousand that were considered troubled debt restructurings. The concessions granted in the first quarter 2016 consisted of two modifications of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms and one court order requiring under-market terms. There were no chargeoffs related to troubled debt restructurings made during the three months ended March 31, 2017 and March 31, 2016. During the three months ended March 31, 2017 and 2016, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

There were no loans restricted due to collateral requirements at March 31, 2017 and December 31, 2016.

There were no loans held for sale at March 31, 2017 and December 31, 2016.

At March 31, 2017 and December 31, 2016, the Company held total other real estate owned (OREO) of $2,136 thousand net of reserve of $1,685 thousand and $3,095 thousand net of reserve of $1,816 thousand, respectively, of which $-0-  thousand was foreclosed residential real estate properties or covered OREO at both dates. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $-0-  thousand at March 31, 2017 and December 31, 2016.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At March 31, 2017, Westamerica Bank did not have credit extended to any one entity exceeding these limits. At March 31, 2017, Westamerica Bank had 39 lending relationships each with aggregate loans exceeding $5 million. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $60,831 thousand and $57,721 thousand at March 31, 2017 and December 31, 2016, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At March 31, 2017, Westamerica Bank held corporate bonds in 50 issuing entities that exceeded $5 million for each issuer.

Note 6: Other Assets

Other assets consisted of the following:

	At March 31, 2017	At December 31, 2016
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,045	$14,069
Other investments	201	201
Total cost method equity investments	14,246	14,270
Life insurance cash surrender value	52,177	51,535
Net deferred tax asset	53,518	55,417
Limited partnership investments	12,141	12,591
Interest receivable	19,745	21,489
Prepaid assets	4,997	4,825
Other assets	8,453	11,597
Total other assets	$165,277	$171,724

(1)	A bank applying for membership in the Federal Reserve System is required to subscribe to stock in the Federal Reserve Bank (FRB) in its district in a sum equal to six percent of the bank’s paid-up capital stock and surplus. One-half of the amount of the bank's subscription shall be paid to the FRB and the remaining half will be subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At March 31, 2017, this investment totaled $12,141 thousand and $2,299  thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2016, this investment totaled $12,591 thousand and $2,299  thousand of this amount represented outstanding equity capital commitments. At March 31, 2017, the $2,299 thousand of outstanding equity capital commitments are expected to be paid as follows, $722 thousand in 2020, $131 thousand in 2023, $90 thousand in 2024 and $1,356 thousand in 2025 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Investment loss included in pre-tax income	$450	$675
Tax credits recognized in provision for income taxes	463	598

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three months ended March 31, 2017 and year ended December 31, 2016. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three months ended March 31, 2017 and year ended December 31, 2016, no such adjustments were recorded.

The carrying values of goodwill were:

	At March 31, 2017	At December 31, 2016
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At March 31, 2017		At December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(50,827)	$56,808	$(50,074)
Merchant Draft Processing Intangible	10,300	(10,154)	10,300	(10,107)
Total Identifiable Intangible Assets	$67,108	$(60,981)	$67,108	$(60,181)

As of March 31, 2017, the current period and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
For the Three Months ended March 31, 2017 (actual)	$753	$47	$800
Estimate for the remainder of year ending December 31, 2017	2,160	117	2,277
Estimate for year ending December 31, 2018	1,892	29	1,921
2019	538	-	538
2020	287	-	287
2021	269	-	269
2022	252	-	252

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At March 31, 2017	At December 31, 2016
	(In thousands)
Noninterest-bearing	$2,046,390	$2,089,443
Interest-bearing:
Transaction	905,588	865,701
Savings	1,494,854	1,493,427
Time deposits less than $100 thousand	129,889	133,712
Time deposits $100 thousand through $250 thousand	83,636	84,925
Time deposits more than $250 thousand	37,616	37,533
Total deposits	$4,697,973	$4,704,741

Demand deposit overdrafts of $806  thousand and $2,679 thousand were included as loan balances at March 31, 2017 and December 31, 2016, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $106 thousand in the first quarter 2017 and $137 thousand in the first quarter 2016.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements Overnight and Continuous
	At March 31, 2017	At December 31, 2016
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$74,205	$74,031
Agency residential MBS	62,217	63,277
Corporate securities	90,598	90,554
Total collateral carrying value	$227,020	$227,862
Total short-term borrowed funds	$73,611	$59,078

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

The Company relies on independent vendor pricing services to measure fair value for investment securities available for sale and investment securities held to maturity. The Company employs three pricing services. To validate the pricing of these vendors, the Company compares vendors’ pricing for each of the securities for consistency; significant pricing differences, if any, are evaluated using all available independent quotes with the quote closely affecting the market generally used as the fair value estimate. In addition, the Company conducts “other than temporary impairment (OTTI)” analysis on a quarterly basis; securities selected for OTTI analysis include all securities at a market price below 95 percent of par value. As with any valuation technique used to estimate fair value, changes in underlying assumptions used could significantly affect the results of current and future values. Accordingly, these fair value estimates may not be realized in an actual sale of the securities.

The Company regularly reviews the valuation techniques and assumptions used by its vendors and determines which valuation techniques are utilized based on observable market inputs for the type of securities being measured. The Company uses the information to determine the placement in the fair value hierarchy as level 1, 2 or 3. When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, or reevaluates the valuation techniques and assumptions used by its vendors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new information. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the three months ended March 31, 2017 and year ended December 31, 2016, there were no transfers in or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At March 31, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Securities of U.S. Government sponsored entities	$138,937	$-	$138,937	$-
Agency residential MBS	722,204	-	722,204	-
Non-agency residential MBS	196	-	196	-
Non-agency commercial MBS	1,939	-	1,939	-
Obligations of states and political subdivisions	178,871	-	178,871	-
Asset-backed securities	355	-	355	-
FHLMC and FNMA stock	9,400	12	9,388	-
Corporate securities	839,136	-	839,136	-
Other securities	2,271	461	1,810	-
Total securities available for sale	$1,893,309	$473	$1,892,836	$-

	At December 31, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Securities of U.S. Government sponsored entities	$138,660	$-	$138,660	$-
Agency residential MBS	691,499	-	691,499	-
Non-agency residential MBS	271	-	271	-
Non-agency commercial MBS	2,025	-	2,025	-
Obligations of states and political subdivisions	183,411	-	183,411	-
Asset-backed securities	695	-	695	-
FHLMC and FNMA stock	10,869	17	10,852	-
Corporate securities	860,857	-	860,857	-
Other securities	2,471	656	1,815	-
Total securities available for sale	$1,890,758	$673	$1,890,085	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at March 31, 2017 and December 31, 2016, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Three Months Ended
	At March 31, 2017				March 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$2,136	$-	$-	$2,136	$-
Impaired loans	9,400	-	-	9,400	-
Total assets measured at fair value on a nonrecurring basis	$11,536	$-	$-	$11,536	$-

					For the Year Ended
	At December 31, 2016				December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$3,095	$-	$-	$3,095	$(705)
Impaired loans	9,525	-	-	9,525	-
Total assets measured at fair value on a nonrecurring basis	$12,620	$-	$-	$12,620	$(705)

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

Loans Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $24,919 thousand at March 31, 2017 and $25,954 thousand at December 31, 2016 was applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At March 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$546,815	$546,815	$546,815	$-	$-
Investment securities held to maturity	1,298,414	1,296,738	-	1,296,738	-
Loans	1,326,171	1,332,148	-	-	1,332,148

Financial Liabilities:
Deposits	$4,697,973	4,695,676	$-	$4,446,832	248,844
Short-term borrowed funds	73,611	73,611	-	73,611	-

	At December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$462,271	$462,271	$462,271	$-	$-
Investment securities held to maturity	1,346,312	1,340,741	-	1,340,741	-
Loans	1,326,757	1,337,774	-	-	1,337,774

Financial Liabilities:
Deposits	$4,704,741	$4,702,797	$-	$4,448,571	$254,226
Short-term borrowed funds	59,078	59,078	-	59,078	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $305,544 thousand and $304,508 thousand at March 31, 2017 and December 31, 2016, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $19,762 thousand and $21,732 thousand at March 31, 2017 and December 31, 2016, respectively. The Company also had commitments for commercial and similar letters of credit of $-0- thousand at March 31, 2017 and December 31, 2016. The Company had a reserve for unfunded commitments of $2,308 thousand at March 31, 2017 and $2,408 thousand at December 31, 2016, included in other liabilities.

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

	For the Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Net income (numerator)	$15,049	$14,226
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,171	25,445
Basic earnings per common share	$0.58	$0.56
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,171	25,445
Add common stock equivalents for options	158	23
Weighted average number of common shares outstanding - diluted (denominator)	26,329	25,468
Diluted earnings per common share	$0.57	$0.56

For the three months ended March 31, 2017 and 2016, options to purchase 299 thousand and 1,297 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months Ended
	March 31,	March 31,	December 31,
	2017	2016	2016
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)(1)	$36,030	$36,447	$35,959
Provision for Loan Losses	-	-	-
Noninterest Income	11,657	11,729	11,545
Noninterest Expense	24,615	25,858	24,577
Income Before Income Taxes (FTE)(1)	23,072	22,318	22,927
Provision for Income Taxes (FTE)(1)	8,023	8,092	8,474
Net Income	$15,049	$14,226	$14,453

Average Common Shares Outstanding	26,171	25,445	25,773
Average Diluted Common Shares Outstanding	26,329	25,468	25,925
Common Shares Outstanding at Period End	26,283	25,438	25,907

Per Common Share:
Basic Earnings	$0.58	$0.56	$0.56
Diluted Earnings	0.57	0.56	0.56
Book Value Per Common Share	$22.25	$21.19	$21.67

Financial Ratios:
Return On Assets	1.13%	1.11%	1.07%
Return On Common Equity	10.48%	10.85%	10.30%
Net Interest Margin (FTE)(1)	3.14%	3.34%	3.15%
Net Loan Losses to Average Loans	0.31%	0.08%	0.12%
Efficiency Ratio(2)	51.6%	53.7%	51.7%

Average Balances:
Assets	$5,395,783	$5,174,804	$5,370,412
Earning Assets	4,620,001	4,381,423	4,561,619
Loans	1,355,250	1,500,616	1,356,350
Deposits	4,692,746	4,537,548	4,702,129
Shareholders' Equity	582,384	527,177	558,057

Period End Balances:
Assets	$5,395,947	$5,199,868	$5,366,083
Earning Assets	4,542,813	4,417,305	4,589,781
Loans	1,351,090	1,473,196	1,352,711
Deposits	4,697,973	4,516,750	4,704,741
Shareholders' Equity	584,888	538,973	561,367

Capital Ratios at Period End:
Total Risk Based Capital	16.91%	13.51%	15.95%
Tangible Equity to Tangible Assets	8.68%	8.04%	8.26%

Dividends Paid Per Common Share	$0.39	$0.39	$0.39
Common Dividend Payout Ratio	68%	70%	70%

The above financial summary has been derived from the Company's unaudited consolidated financial statements. This information should be read in conjunction with those statements, notes and the other information included elsewhere herein. Percentages under the heading "Financial Ratios" are annualized with the exception of the efficiency ratio.

(1)	Yields on securities and certain loans have been adjusted upward to an FTE basis in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.
(2)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on an FTE basis and noninterest income).

Financial Overview

Westamerica Bancorporation and subsidiaries’ (the Company”) principal source of revenue is net interest and loan fee income, which represents interest and fees earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). Market interest rates declined considerably following the recession of 2008 and 2009. Interest rates remained historically low through 2016 as the Federal Open Market Committee’s (“FOMC”) monetary policy was highly accommodative. During this period, Management avoided originating long-dated, low-yielding loans given the potential impact of such assets on forward earning potential; as a result, loans declined and investment securities increased. The changing composition of the earning assets and low market interest rates has pressured the net interest margin to lower levels. The FOMC’s first post-recession increase in the federal funds rate occurred in December 2015, although longer-term rates declined. The FOMC’s second and third post-recession increases in the federal funds rate occurred in December 2016 and March 2017, and longer-term rates increased as well. The recent increase in rates has resulted in competitive loan yields, which are more appealing from a profitability perspective, in Management’s opinion. Total average loan volumes were stable during the first quarter 2017.

The funding of the Company’s earning assets is primarily customer deposits. The Company’s long-term strategy includes maximizing checking and savings deposits as these types of deposits are lower-cost and less sensitive to changes in interest rates compared to time deposits. The first quarter 2017 average volume of checking and savings deposits was 95 percent of average total deposits.

Credit quality improved during the first quarter 2017 with nonperforming assets declining $3 million to $9 million at March 31, 2017. The Company did not recognize a provision for loan losses in the first quarter 2017.

The Company’s long-term strategy also includes controlling operating costs, or “noninterest expense.” Noninterest expense of $24.6 million for the first quarter 2017 was $1.3 million lower than the comparable first quarter 2016.

The Company presents its net interest margin and net interest income on a FTE basis using the current statutory federal tax rate. Management believes the FTE basis is valuable to the reader because the Company’s loan and investment securities portfolios contain a relatively large portion of municipal loans and securities that are federally tax exempt. The Company’s tax exempt loans and securities composition may not be similar to that of other banks, therefore in order to reflect the impact of the federally tax exempt loans and securities on the net interest margin and net interest income for comparability with other banks, the Company presents its net interest margin and net interest income on a FTE basis.

The Company’s significant accounting policies (see Note 1 (“Summary of Significant Accounting Policies”) to Financial Statements in the Company’s 2016 Form 10-K) are fundamental to understanding the Company’s results of operations and financial condition. The Company adopted the FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting effective January 1, 2017.

The Company reported first quarter 2017 net income of $15.0 million or $0.57 diluted earnings per common share. First quarter 2017 results reflect the Company’s prospective adoption of ASU 2016-09; first quarter 2017 diluted earnings per common share measured $0.02 higher than would have been measured under accounting standards applied in 2016. First quarter 2017 results compare to net income of $14.2 million or $0.56 diluted earnings per common share for the first quarter 2016 and $14.5 million or $0.56 diluted earnings per common share for the fourth quarter 2016.

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2017	2016	2016
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$36,030	$36,447	$35,959
Provision for loan losses	-	-	-
Noninterest income	11,657	11,729	11,545
Noninterest expense	24,615	25,858	24,577
Income before taxes (FTE)	23,072	22,318	22,927
Income tax provision (FTE)	8,023	8,092	8,474
Net income	$15,049	$14,226	$14,453

Average diluted common shares	26,329	25,468	25,925
Diluted earnings per common share	$0.57	$0.56	$0.56

Average total assets	$5,395,783	$5,174,804	$5,370,412
Net income to average total assets (annualized)	1.13%	1.11%	1.07%
Net income to average common shareholders' equity (annualized)	10.48%	10.85%	10.30%

Net income for the first quarter of 2017 was $823 thousand more than the same quarter of 2016. Net interest and loan fee income (FTE) decreased in the first quarter 2017 compared with first quarter 2016 mostly attributable to lower average balances of loans and lower yield on interest-earning assets, partially offset by higher average balances of investments and lower average balances of higher-costing time deposits. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest expense decreased mostly due to reductions in professional fees, courier costs, postage, correspondent service charges, OREO expense, insurance premiums, limited partnership operating losses and intangible amortization. The effective tax rate decreased to 34.8% in the first quarter 2017 from 36.3% in the first quarter 2016 primarily due to the adoption of ASU 2016-09.

Comparing the first quarter of 2017 with the fourth quarter of 2016, net income increased $596 thousand due to lower income tax provision (FTE) and higher noninterest income. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest income increased primarily due to higher merchant credit card fees.

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2017	2016	2016
	(In thousands)
Interest and loan fee income	$33,324	$33,647	$33,209
Interest expense	480	552	500
FTE adjustment	3,186	3,352	3,250
Net interest and loan fee income (FTE)	$36,030	$36,447	$35,959

Average earning assets	$4,620,001	$4,381,423	$4,561,619
Net interest margin (FTE) (annualized)	3.14%	3.34%	3.15%

Net interest and fee income (FTE) decreased during the first quarter 2017 by $417 thousand from the same period in 2016, mainly due to lower average balances of loans (down $145 million) and lower yield on interest-earning assets, partially offset by higher average balances of investments (up $384 million) and lower average balances of higher-costing time deposits (down $30 million).

Comparing the first quarter 2017 with the fourth quarter 2016, net interest and fee income (FTE) increased $71 thousand due to higher average balances of investments (up $59 million) and higher yield on those investments (up 0.01%), offset by lower net yield on loans (down 0.04%).

Yields on interest-earning assets declined due to relatively low interest rates prevailing in the market. The annualized net interest margin (FTE) was 3.14% in the first quarter 2017 compared with 3.34% in the first quarter 2016 and 3.15% in the fourth quarter 2016. The volume of older-dated higher-yielding loans declined due to principal maturities and paydowns. The Company, in anticipation of rising interest rates, has been purchasing shorter-duration investment securities with lower yields than longer-duration securities to increase liquidity. The Company’s high levels of liquidity will provide an opportunity to invest in higher yielding assets assuming market interest rates increase to levels higher than yields on maturing securities and security paydowns.

The Company has been replacing higher-cost funding sources with low-cost deposits and interest expense has declined to offset some of the decline in interest income. Average balances of time deposits declined $30 million from the first quarter 2016 to first quarter 2017 while lower-cost checking and savings deposits grew 4% in the same period. Average balances of checking and saving deposits accounted for 94.6% of average total deposits in the first quarter 2017 compared with 93.7% in the first quarter 2016 and 94.5% in the fourth quarter 2016.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated (percentages are annualized.):

	For the Three Months Ended
	March 31,		December 31,
	2017	2016	2016

Yield on earning assets (FTE)	3.18%	3.39%	3.19%
Rate paid on interest-bearing liabilities	0.07%	0.09%	0.07%
Net interest spread (FTE)	3.11%	3.30%	3.12%
Impact of noninterest-bearing funds	0.03%	0.04%	0.03%
Net interest margin (FTE)	3.14%	3.34%	3.15%

During 2016 and through the first quarter 2017, the net interest margin (FTE) was affected by historically low market interest rates. The changing composition of interest-earning assets and low market rates has pressured the net interest margin. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost time deposits and increasing balances of checking and savings deposits, which earn relatively low interest rates and are less volatile than time deposits during periods of rising market interest rates.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2017
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,433,669	$12,147	2.00%
Tax-exempt (1)	831,082	8,294	3.99%
Total investments (1)	3,264,751	20,441	2.50%
Loans:
Taxable	1,290,093	15,243	4.79%
Tax-exempt (1)	65,157	826	5.14%
Total loans (1)	1,355,250	16,069	4.81%
Total Interest-earning assets (1)	4,620,001	36,510	3.18%
Other assets	775,782
Total assets	$5,395,783

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,056,858	$-	-%
Savings and interest-bearing transaction	2,382,348	280	0.05%
Time less than $100,000	141,400	83	0.24%
Time $100,000 or more	112,140	106	0.38%
Total interest-bearing deposits	2,635,888	469	0.07%
Short-term borrowed funds	68,584	11	0.06%
Total interest-bearing liabilities	2,704,472	480	0.07%
Other liabilities	52,069
Shareholders' equity	582,384
Total liabilities and shareholders' equity	$5,395,783
Net interest spread (1) (2)			3.11%
Net interest and fee income and interest margin (1) (3)		$36,030	3.14%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2016
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,046,547	$9,674	1.89%
Tax-exempt (1)	834,260	8,636	4.14%
Total investments (1)	2,880,807	18,310	2.54%
Loans:
Taxable	1,429,106	17,726	4.99%
Tax-exempt (1)	71,510	963	5.41%
Total loans (1)	1,500,616	18,689	5.01%
Total Interest-earning assets (1)	4,381,423	36,999	3.39%
Other assets	793,381
Total assets	$5,174,804

Liabilities and shareholders' equity
Noninterest-bearing demand	$1,993,986	$-	-%
Savings and interest-bearing transaction	2,259,681	293	0.05%
Time less than $100,000	160,190	113	0.28%
Time $100,000 or more	123,691	137	0.44%
Total interest-bearing deposits	2,543,562	543	0.09%
Short-term borrowed funds	57,846	9	0.07%
Total interest-bearing liabilities	2,601,408	552	0.09%
Other liabilities	52,233
Shareholders' equity	527,177
Total liabilities and shareholders' equity	$5,174,804
Net interest spread (1) (2)			3.30%
Net interest and fee income and interest margin (1) (3)		$36,447	3.34%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended December 31, 2016
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,351,530	$11,462	1.95%
Tax-exempt (1)	853,739	8,471	3.97%
Total investments (1)	3,205,269	19,933	2.49%
Loans:
Taxable	1,290,372	15,693	4.84%
Tax-exempt (1)	65,978	833	5.02%
Total loans (1)	1,356,350	16,526	4.85%
Total interest-earning assets (1)	4,561,619	36,459	3.19%
Other assets	808,793
Total assets	$5,370,412

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$2,077,213	$-	-%
Savings and interest-bearing transaction	2,364,695	288	0.05%
Time less than $100,000	146,440	90	0.24%
Time $100,000 or more	113,781	113	0.40%
Total interest-bearing deposits	2,624,916	491	0.07%
Short-term borrowed funds	56,669	9	0.06%
Total interest-bearing liabilities	2,681,585	500	0.07%
Other liabilities	53,557
Shareholders' equity	558,057
Total liabilities and shareholders' equity	$5,370,412
Net interest spread (1) (2)			3.12%
Net interest and fee income and interest margin (1) (3)		$35,959	3.15%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2017
	Compared with
	For the Three Months Ended March 31, 2016
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$1,830	$643	$2,473
Tax-exempt (1)	(33)	(309)	(342)
Total investments (1)	1,797	334	2,131
Loans:
Taxable	(1,697)	(786)	(2,483)
Tax-exempt (1)	(84)	(53)	(137)
Total loans (1)	(1,781)	(839)	(2,620)
Total increase (decrease) in interest and loan fee income (1)	16	(505)	(489)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	16	(29)	(13)
Time less than $100,000	(13)	(17)	(30)
Time $100,000 or more	(13)	(18)	(31)
Total interest-bearing deposits	(10)	(64)	(74)
Short-term borrowed funds	3	(1)	2
Total decrease in interest expense	(7)	(65)	(72)
Increase (decrease) in net interest and loan fee income (1)	$23	$(440)	$(417)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2017
	Compared with
	For the Three Months Ended December 31, 2016
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$400	$285	$685
Tax-exempt (1)	(225)	48	(177)
Total investments (1)	175	333	508
Loans:
Taxable	(10)	(440)	(450)
Tax-exempt (1)	(16)	9	(7)
Total loans (1)	(26)	(431)	(457)
Total increase (decrease) in interest and loan fee income (1)	149	(98)	51
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	0	(8)	(8)
Time less than $100,000	(4)	(3)	(7)
Time $100,000 or more	(2)	(5)	(7)
Total interest-bearing deposits	(6)	(16)	(22)
Short-term borrowed funds	2	-	2
Total decrease in interest expense	(4)	(16)	(20)
Increase (decrease) in net interest and loan fee income (1)	$153	$(82)	$71

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

Provision for Loan Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for loan losses reflects Management's assessment of credit risk in the loan portfolio during each of the periods presented.

The Company provided no provision for loan losses in the first quarter of 2017 and the first and fourth quarters of 2016. Management’s evaluation of credit quality includes originated and purchased loans. Classified loans declined $26.8 million (which included nonperforming loans of $6.7 million) during the period from March 31, 2016 to March 31, 2017. This development was reflected in Management’s evaluation of credit quality, the level of the provision for loan losses, and the adequacy of the allowance for loan losses at March 31, 2017. Management’s evaluation of credit quality includes originated and purchased loans. The Company recorded purchased loans at estimated fair value upon the acquisition dates. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans secured by single-family residential real estate are “covered” through February 6, 2019 by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this Report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2017	2016	2016
	(In thousands)

Service charges on deposit accounts	$4,923	$5,248	$5,064
Merchant processing services	1,875	1,529	1,678
Debit card fees	1,481	1,516	1,566
Trust fees	702	661	682
Other service fees	650	629	620
ATM processing fees	575	658	551
Financial services commissions	195	156	157
Other noninterest income	1,256	1,332	1,227
Total	$11,657	$11,729	$11,545

Noninterest income for the first quarter 2017 declined by $72 thousand from the same period in 2016. Service charges on deposits decreased $325 thousand due to declines in fees charged on overdrawn and insufficient funds accounts (down $259 thousand) and lower fees on analyzed accounts (down $95 thousand). Merchant processing services fees increased $346 thousand primarily due to increased transaction volumes.

In the first quarter 2017, noninterest income increased $112 thousand compared with the fourth quarter 2016 mostly due to a $197 thousand increase in merchant processing services fees primarily due to the improved margin mix of transaction volumes. Service charges on deposits decreased $141 thousand due to declines in fees charged on overdrawn and insufficient funds accounts (down $181 thousand) and lower fees on analyzed accounts (down $48 thousand), partially offset by fee increases and collection of annual IRA account fees.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2017	2016	2016
	(In thousands)

Salaries and related benefits	$13,070	$13,117	$12,439
Occupancy	3,633	3,398	3,570
Outsourced data processing services	2,139	2,130	2,131
Furniture and equipment	1,254	1,213	1,290
Amortization of identifiable intangibles	800	905	863
Professional fees	611	732	797
Courier service	421	545	494
Other real estate owned	(40)	111	7
Other noninterest expense	2,727	3,707	2,986
Total	$24,615	$25,858	$24,577

Noninterest expense decreased $1.3 million in the first quarter 2017 compared with the same period in 2016 mostly due to reductions in professional fees, courier costs, OREO expense, intangible amortization and other noninterest expense. Other noninterest expense decreased $980 thousand primarily due to decreases in insurance premiums, correspondent bank service charges, limited partnership operating losses, postage and amortization of intangibles. Amortization of intangibles decreased $105 thousand as assets are amortized on a declining balance method. Professional fees decreased $121 thousand due to lower legal fees associated with nonperforming assets. Expenses of other real estate owned decreased in the first quarter 2017 due to gains on sale of disposition of foreclosed assets and because first quarter 2016 included net writedowns. Occupancy expense increased $235 thousand due to higher maintenance and utility costs.

In the first quarter 2017, noninterest expense increased $38 thousand compared with the fourth quarter 2016. Salaries and related benefits increased $631 thousand primarily due to seasonally higher payroll taxes. Professional fees decreased $186 thousand due to lower legal fees. Other noninterest expense decreased $259 thousand primarily due to lower correspondent bank service charges.

Provision for Income Tax

The Company’s first quarter 2017 income tax provision (FTE) was $8.0 million. Effective January 1, 2017, the Company adopted ASU 2016-09 which has the potential to create volatility in the book tax provision at the time nonqualified stock options are exercised or expire. During the first quarter 2017, 376 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $1.6 million. First quarter 2017 income tax provision was $671 thousand lower than would have been under accounting standards prior to the adoption of ASU 2016-09. First quarter 2017 income tax provision (FTE) compared with $8.1 million and $8.5 million for the first and fourth quarters 2016, respectively. The current quarter provision represents an effective tax rate (FTE) of 34.8%, compared with 36.3% and 37.0% for the first and fourth quarters 2016, respectively. The first quarter 2017 effective tax rate (FTE) would have been 37.7% under accounting rules applied in 2016.

Investment Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, and asset-backed and other securities. Investment securities are held in safekeeping by an independent custodian.

Management has increased the investment securities portfolio in response to deposit growth and loan volume declines. The carrying value of the Company’s investment securities portfolio was $3.2 billion as of March 31, 2017 and December 31, 2016.

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

As of March 31, 2017, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. Credit ratings are considered in our analysis only as a guide to the historical default rate associated with similarly-rated bonds. There have been no significant differences in our internal analyses compared with the ratings assigned by the third party credit rating agencies.

[The remainder of this page intentionally left blank]

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At March 31, 2017, the Company’s investment securities portfolios included securities issued by 687 state and local government municipalities and agencies located within 44 states with a fair value of $833.9 million. None of the Company’s investment securities were issued by Puerto Rican government entities. The largest exposure to any one municipality or agency was $10.1 million (fair value) represented by nine general obligation bonds.

	At March 31, 2017
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$102,125	$104,225
Texas	68,829	68,944
New Jersey	40,024	40,346
Minnesota	30,703	30,947
Pennsylvania	29,690	29,888
Other (36 states)	277,881	278,999
Total general obligation bonds	$549,252	$553,349

Revenue bonds:
California	$46,448	$47,514
Kentucky	22,811	23,062
Iowa	18,068	18,309
Pennsylvania	16,067	16,179
Colorado	15,553	15,739
Washington	13,557	14,179
Other (29 states)	143,540	145,564
Total revenue bonds	$276,044	$280,546
Total obligations of states and political subdivisions	$825,296	$833,895

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

At March 31, 2017 and December 31, 2016, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 23 revenue sources. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At March 31, 2017
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$55,334	$57,043
Sewer	35,455	36,187
Sales tax	31,119	31,951
Lease (renewal)	24,208	24,411
College & University	17,806	17,808
Other (18 sources)	112,122	113,146
Total revenue bonds by revenue source	$276,044	$280,546

	At December 31, 2016
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$55,401	$56,826
Sewer	37,996	38,497
Sales tax	31,146	31,835
Lease (renewal)	24,242	24,235
College & University	17,856	17,762
Other (18 sources)	113,308	113,889
Total revenue bonds by revenue source	$279,949	$283,044

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

	At March 31,		At December 31,
	2017	2016	2016
	(In thousands)

Nonperforming nonaccrual loans	$2,382	$15,806	$3,956
Performing nonaccrual loans	4,285	1,921	4,429
Total nonaccrual loans	6,667	17,727	8,385
Accruing loans 90 or more days past due	373	260	497
Total nonperforming loans	7,040	17,987	8,882
Other real estate owned	2,136	8,438	3,095
Total nonperforming assets	$9,176	$26,425	$11,977

Nonperforming assets have declined during 2016 and the first quarter 2017 due to payoffs and chargeoffs. At March 31, 2017, one loan secured by commercial real estate with a balance of $4.3 million was on nonaccrual status. The remaining seven nonaccrual loans held at March 31, 2017 had an average carrying value of $340 thousand and the largest carrying value was $1.3 million.

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

The following table summarizes the allowance for loan losses, chargeoffs and recoveries of the Company for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2017	2016	2016
	(In thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$25,954	$29,771	$26,359
Provision for loan losses	-	-	-
Provision for unfunded commitments	-	-	-
Loans charged off
Commercial	(103)	(1,171)	-
Commercial real estate	-	-	-
Consumer installment and other	(1,739)	(1,006)	(1,180)
Total chargeoffs	(1,842)	(2,177)	(1,180)
Recoveries of loans previously charged off
Commercial	160	1,421	325
Commercial real estate	10	15	15
Construction	-	-	-
Consumer installment and other	637	457	435
Total recoveries	807	1,893	775
Net loan losses	(1,035)	(284)	(405)
Balance, end of period	$24,919	$29,487	$25,954

Net loan losses as a percentage of
average total loans (annualized)	0.31%	0.08%	0.12%

The Company's allowance for loan losses is maintained at a level considered appropriate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall loan loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is individually allocated to impaired loans whose full collectability of principal is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. The Company evaluates for impairment all loans with outstanding principal balances in excess of $500 thousand which are classified or on nonaccrual status and all “troubled debt restructured” loans. The remainder of the loan portfolio is collectively evaluated for impairment based in part on quantitative analyses of historical loan loss experience of loan portfolio segments to determine standard loss rates for each segment. The loss rate for each loan portfolio segment reflects both the historical loss experience during a look-back period and the loss emergence period. Liquidating purchased consumer installment loans are evaluated separately by applying historical loss rates to forecasted liquidating principal balances to initially measure losses inherent in this portfolio segment. The loss rates are applied to segmented loan balances to allocate the allowance to the segments of the loan portfolio.

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of March 31, 2017 is economic and business conditions $1.1 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $1.1 million, adequacy of lending Management and staff $0.9 million and concentrations of credit $1.3 million.

	Allowance for Loan Losses
	For the Three Months Ended March 31, 2017
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,327	$3,330	$152	$1,330	$7,980	$4,835	$25,954
Additions:
Provision (reversal)	209	182	(40)	(116)	106	(341)	-
Deductions:
Chargeoffs	(103)	-	-	-	(1,739)	-	(1,842)
Recoveries	160	10	-	-	637	-	807
Net loan recoveries (losses)	57	10	-	-	(1,102)	-	(1,035)
Total allowance for loan losses	$8,593	$3,522	$112	$1,214	$6,984	$4,494	$24,919

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At March 31, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,991	$-	$-	$-	$-	$-	$4,991
Collectively evaluated for impairment	3,602	3,522	112	1,214	6,984	4,494	19,928
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$8,593	$3,522	$112	$1,214	$6,984	$4,494	$24,919
Carrying value of loans:
Individually evaluated for impairment	$11,128	$15,243	$-	$217	$-	$-	$26,588
Collectively evaluated for impairment	343,345	549,838	1,880	79,264	349,303	-	1,323,630
Purchased loans with evidence of credit deterioration	27	523	-	-	322	-	872
Total	$354,500	$565,604	$1,880	$79,481	$349,625	$-	$1,351,090

The portion of the allowance for loan losses ascribed to loan segments declined from March 31, 2016 to March 31, 2017 due to declines in classified loans, delinquent loans, and the overall loan portfolio. The decline in the unallocated portion was due to improved economic conditions within the Company’s geographic markets and credit quality metrics.

Management considers the $24.9 million allowance for loan losses to be adequate as a reserve against loan losses inherent in the loan portfolio as of March 31, 2017.

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

Management expects a high level of uncertainty in regard to interest rate levels in the immediate term, and Management’s most likely earnings forecast for the twelve months ending March 31, 2018 assumes market interest rates will gradually rise, with short-term rates rising more than long-term rates.

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

The Company’s asset and liability position was “neutral” to slightly “asset sensitive” at March 31, 2017, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

Fluctuations in the Company's common stock price can impact the Company's financial results in several ways. First, the Company has regularly repurchased and retired its common stock; the market price paid to retire the Company's common stock affects the level of the Company's shareholders' equity, cash flows and shares outstanding. Second, the Company's common stock price impacts the number of dilutive equivalent shares used to compute diluted earnings per share. Third, fluctuations in the Company's common stock price can motivate holders of options to purchase Company common stock through the exercise of such options thereby increasing the number of shares outstanding and potentially adding volatility to the book tax provision. Finally, the amount of compensation expense associated with share based compensation fluctuates with changes in and the volatility of the Company's common stock price.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98 percent of funding for average total assets in the first quarter 2017 and in 2016. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $3.2 billion in total investment securities at March 31, 2017. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At March 31, 2017, such collateral requirements totaled approximately $774 million.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $10 million in the first quarter 2017 and $40 million in 2016, and retire common stock in the amount of $-0- million in the first quarter 2017 and $6 million in 2016. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 10.5% in the first quarter 2017 and 10.9% in 2016. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $18 million in the first quarter 2017 and $24 million in 2016.

The Company paid common dividends totaling $10 million in the first quarter 2017 and $40 million in 2016, which represent dividends per common share of $0.39 and $1.56, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired -0- shares in the first quarter 2017 and 137 thousand shares valued at $6 million in 2016.

The Company's primary capital resource is shareholders' equity, which was $585 million at March 31, 2017 compared with $561 million at December 31, 2016. The Company's ratio of equity to total assets was 10.84% at March 31, 2017 and 10.46% at December 31, 2016.

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

The capital ratios for the Company and the Bank under the new capital framework are presented in the table below, on the dates indicated.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At March 31, 2017		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2017		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	15.85%	11.97%	5.75	%(1)	7.00	%(2)	6.50%
Tier I Capital	15.85%	11.97%	7.25	%(1)	8.50	%(2)	8.00%
Total Capital	16.91%	13.24%	9.25	%(1)	10.50	%(2)	10.00%
Leverage Ratio	8.84%	6.64%	4.00%		4.00%		5.00%

(1) Includes 1.25% capital conservation buffer.

(2) Includes 2.5% capital conservation buffer.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At December 31, 2016		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2016		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	14.85%	11.70%	5.125	%(3)	7.00	%(4)	6.50%
Tier I Capital	14.85%	11.70%	6.625	%(3)	8.50	%(4)	8.00%
Total Capital	15.95%	13.02%	8.625	%(3)	10.50	%(4)	10.00%
Leverage Ratio	8.46%	6.63%	4.000%		4.00%		5.00%

(3) Includes 0.625% capital conservation buffer.

(4) Includes 2.5% capital conservation buffer.

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2017.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s Form 10-K as of December 31, 2016 includes detailed disclosure about the risks faced by the Company’s business; such risks have not materially changed since the Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended March 31, 2017 (in thousands, except per share data).

	2017
Period	(a) Total Number of shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
January 1 through January 31	-	$-	-	1,750
February 1 through February 28	-	-	-	1,750
March 1 through March 31	-	-	-	1,750
Total	-	$-	-	1,750

The Company repurchases shares of its common stock in the open market on a discretionary basis to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

No shares were repurchased during the period from January 1, 2017 through March 31, 2017. A program approved by the Board of Directors on July 28, 2016 authorized the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2017.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Submission of Matters to a Vote of Security Holders

The information required by this item is incorporated by reference to Item 5.07 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on May 1, 2017.

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

Date: May 5, 2017

EXHIBIT INDEX

Exhibit 31.1: Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2: Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2: Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101: Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (ii) Consolidated Balance Sheets at March 31, 2017, and December 31, 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (vi) Notes to the Unaudited Consolidated Financial Statements.