Form 10-Q
period 2017-06-30
WESTAMERICA BANCORPORATION
filed 2017-08-04
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of July 27, 2017

Common Stock, No Par Value	26,305,907

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

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	At June 30, 2017	At December 31, 2016
	(In thousands)
Assets:
Cash and due from banks	$529,362	$462,271
Investment securities available for sale	1,976,156	1,890,758
Investment securities held to maturity, with fair values of: $1,264,759 at June 30, 2017 and $1,340,741 at December 31, 2016	1,261,321	1,346,312
Loans	1,318,341	1,352,711
Allowance for loan losses	(24,103)	(25,954)
Loans, net of allowance for loan losses	1,294,238	1,326,757
Other real estate owned	1,645	3,095
Premises and equipment, net	35,564	36,566
Identifiable intangibles, net	5,365	6,927
Goodwill	121,673	121,673
Other assets	168,026	171,724
Total Assets	$5,393,350	$5,366,083

Liabilities:
Noninterest-bearing deposits	$2,079,608	$2,089,443
Interest-bearing deposits	2,602,962	2,615,298
Total deposits	4,682,570	4,704,741
Short-term borrowed funds	75,769	59,078
Other liabilities	39,417	40,897
Total Liabilities	4,797,756	4,804,716

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,304 at June 30, 2017 and 25,907 at December 31, 2016	424,479	404,606
Deferred compensation	1,533	1,533
Accumulated other comprehensive loss	(5,864)	(10,074)
Retained earnings	175,446	165,302
Total Shareholders' Equity	595,594	561,367
Total Liabilities and Shareholders' Equity	$5,393,350	$5,366,083

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$15,468	$17,583	$31,248	$35,936
Investment securities available for sale	10,709	8,091	20,958	16,058
Investment securities held to maturity	6,986	8,053	14,281	15,380
Total Interest and Loan Fee Income	33,163	33,727	66,487	67,374
Interest Expense:
Deposits	465	531	934	1,074
Short-term borrowed funds	11	10	22	19
Total Interest Expense	476	541	956	1,093
Net Interest and Loan Fee Income	32,687	33,186	65,531	66,281
Reversal of Provision for Loan Losses	(1,900)	-	(1,900)	-
Net Interest and Loan Fee Income After Reversal of Provision for Loan Losses	34,587	33,186	67,431	66,281
Noninterest Income:
Service charges on deposit accounts	4,945	5,239	9,868	10,487
Merchant processing services	2,052	1,638	3,927	3,167
Debit card fees	1,586	1,621	3,067	3,137
Trust fees	716	657	1,418	1,318
Other service fees	662	650	1,312	1,279
ATM processing fees	654	603	1,229	1,261
Financial services commissions	142	137	337	293
Other noninterest income	1,366	1,157	2,622	2,489
Total Noninterest Income	12,123	11,702	23,780	23,431
Noninterest Expense:
Salaries and related benefits	12,981	12,887	26,051	26,004
Occupancy	3,509	3,400	7,142	6,798
Outsourced data processing services	2,188	2,130	4,327	4,260
Furniture and equipment	1,267	1,187	2,521	2,400
Amortization of identifiable intangibles	762	870	1,562	1,775
Courier service	438	462	859	1,007
Professional fees	410	758	1,021	1,490
Other real estate owned	(126)	(392)	(166)	(281)
Other noninterest expense	2,967	3,927	5,694	7,634
Total Noninterest Expense	24,396	25,229	49,011	51,087
Income Before Income Taxes	22,314	19,659	42,200	38,625
Provision for income taxes	6,515	5,113	11,352	9,853
Net Income	$15,799	$14,546	$30,848	$28,772

Average Common Shares Outstanding	26,299	25,586	26,235	25,516
Average Diluted Common Shares Outstanding	26,402	25,630	26,366	25,549
Per Common Share Data:
Basic earnings	$0.60	$0.57	$1.18	$1.13
Diluted earnings	0.60	0.57	1.17	1.13
Dividends paid	0.39	0.39	0.78	0.78

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$15,799	$14,546	$30,848	$28,772
Other comprehensive income:
Changes in unrealized gains and losses on securities available for sale	6,160	9,070	7,234	19,311
Deferred tax expense	(2,590)	(3,813)	(3,042)	(8,119)
Changes in unrealized gains and losses on securities available for sale, net of tax	3,570	5,257	4,192	11,192
Post-retirement benefit transition obligation amortization	15	15	30	30
Deferred tax expense	(6)	(6)	(12)	(12)
Post-retirement benefit transition obligation amortization, net of tax	9	9	18	18
Total other comprehensive income	3,579	5,266	4,210	11,210
Total comprehensive income	$19,378	$19,812	$35,058	$39,982

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited)

	Common Shares Outstanding	Common Stock	Deferred Compensation	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2015	25,528	$378,858	$2,578	$675	$150,094	$532,205
Net income for the period					28,772	28,772
Other comprehensive income				11,210		11,210
Exercise of stock options	225	10,060				10,060
Tax benefit increase upon exercise and expiration of stock options		211				211
Restricted stock activity	15	1,798	(1,045)			753
Stock based compensation		752				752
Stock awarded to employees	1	60				60
Retirement of common stock	(137)	(2,059)			(3,721)	(5,780)
Dividends					(19,916)	(19,916)
Balance, June 30, 2016	25,632	$389,680	$1,533	$11,885	$155,229	$558,327

Balance, December 31, 2016	25,907	$404,606	$1,533	$(10,074)	$165,302	$561,367
Net income for the period					30,848	30,848
Other comprehensive income				4,210		4,210
Exercise of stock options	389	18,290				18,290
Restricted stock activity	13	707				707
Stock based compensation		912				912
Stock awarded to employees	1	54				54
Retirement of common stock	(6)	(90)			(224)	(314)
Dividends					(20,480)	(20,480)
Balance, June 30, 2017	26,304	$424,479	$1,533	$(5,864)	$175,446	$595,594

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2017	2016
	(In thousands)
Operating Activities:
Net income	$30,848	$28,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,068	8,618
Reversal of provision for loan losses	(1,900)	-
Net amortization of deferred loan cost (fees)	21	(157)
(Increase) decrease in interest income receivable	(415)	171
Life insurance premiums paid	(126)	(126)
Increase (decrease) in income taxes payable	91	(1,469)
Decrease in net deferred tax asset	262	2,066
Tax benefit increase upon exercise and expiration of stock options	-	(211)
Decrease (increase) in other assets	1,155	(4,211)
Stock option compensation expense	912	752
Increase in interest expense payable	33	46
(Decrease) increase in other liabilities	(2,553)	1,849
Net writedown of premises and equipment	60	7
Net gain on sale of foreclosed assets	(72)	(1,017)
Writedown of foreclosed assets	-	758
Net Cash Provided by Operating Activities	40,384	35,848

Investing Activities:
Net repayments of loans	35,852	104,975
Net (payments) receipts under FDIC(1) indemnification agreements	(63)	98
Purchases of investment securities available for sale	(253,658)	(260,587)
Proceeds from sale/maturity/calls of securities available for sale	171,632	344,393
Purchases of investment securities held to maturity	-	(246,956)
Proceeds from maturity/calls of securities held to maturity	80,433	82,059
Purchases of premises and equipment	(1,050)	(991)
Net change in FRB(2) stock	24	-
Proceeds from sale of foreclosed assets	1,521	5,848
Net Cash Provided by Investing Activities	34,691	28,839

Financing Activities:
Net change in deposits	(22,171)	(55,345)
Net change in short-term borrowings	16,691	14,824
Exercise of stock options	18,290	10,060
Tax benefit increase upon exercise and expiration of stock options	-	211
Retirement of common stock	(314)	(5,780)
Common stock dividends paid	(20,480)	(19,916)
Net Cash Used in Financing Activities	(7,984)	(55,946)
Net Change In Cash and Due from Banks	67,091	8,741
Cash and Due from Banks at Beginning of Period	462,271	433,044
Cash and Due from Banks at End of Period	$529,362	$441,785

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$-	$488
Securities purchases pending settlement	649	26,488
Supplemental disclosure of cash flow activities:
Interest paid for the period	955	1,046
Income tax payments for the period	10,998	9,922

See accompanying notes to unaudited consolidated financial statements.

(1) Federal Deposit Insurance Corporation ("FDIC")

(2) Federal Reserve Bank ("FRB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recently Adopted Accounting Standards

FASB Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, was issued March 30, 2016. The provisions of the new standard changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. The Company adopted the ASU provisions effective January 1, 2017, which has the potential to create volatility in the book tax provision at the time nonqualified stock options are exercised or expire. During the first six months of 2017, 389 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $1.6 million. The first six months of 2017 income tax provision was $666 thousand lower than would have been under accounting standards prior to the adoption of ASU 2016-09. The Company elected to account for forfeitures as they occur.

Recently Issued Accounting Standards

FASB ASU 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, was issued May 2014. The ASU specifies a standardized approach for revenue recognition across industries and transactions. The scope of the ASU does not include revenue streams covered by other ASU topics; thus, Topic 606 does not apply to revenue related to financial instruments, guarantees and leases, such as the Company’s net interest income.

Approximately 73% of our revenue, including all of our net interest income and a portion of our noninterest income, is out of scope of the guidance. The contracts that are in scope of the guidance are primarily related to service charges and fees on deposit accounts, merchant processing fees, trust fees and other service charges, commissions and fees. We have created an implementation team that is analyzing the individual contracts in scope to determine if our current accounting will change. This review is expected be completed in the fourth quarter of 2017.

The Company will be required to adopt the ASU on January 1, 2018. The Company intends to adopt the accounting standard during the first quarter of 2018, as required. The Company has not yet selected a transition method. The Company’s preliminary analysis suggests that the adoption of this accounting standard is not expected to have a material impact on the Company’s consolidated financial statements as substantially all of the Company’s revenues are excluded from the scope of the new standard.

FASB ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, was issued January 2016. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the ASU changes the income statement impact of equity investments held by the Company and the requirement for the Company to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes.

The Company will be required to adopt the ASU provisions on January 1, 2018. Management is evaluating the impact that the ASU will have on the Company’s financial statements.

FASB ASU 2016-02, Leases (Topic 842), was issued February 25, 2016. The provisions of the new standard require lessees to recognize most leases on-balance sheet, increasing reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP.

The Company will be required to adopt the ASU provisions January 1, 2019, utilizing the modified retrospective transition approach. Management is evaluating the impact that the ASU will have on the Company’s financial statements. As of December 31, 2016, the Company leased 61 of its operating facilities; the remaining minimum lease payments were $20.8 million. The Company does not expect a material change in noninterest expenses upon adoption of the new standard.

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

The Company will be required to adopt the ASU provisions on January 1, 2020. Management is evaluating the impact that the ASU will have on the Company’s consolidated financial statements. The ultimate adjustment to the allowance for loan losses will be accomplished through an offsetting after-tax adjustment to shareholders’ equity. Management expects the Company and the Bank to meet all regulatory capital adequacy requirements to which they are subject following adoption of the new standard. Economic conditions and the composition of the Company’s loan portfolio at the time of adoption will influence the extent of the adopting accounting adjustment.

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

Note 3: Investment Securities

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$122,274	$18	$(1,999)	$120,293
Agency residential mortgage-backed securities (MBS)	719,638	841	(16,997)	703,482
Non-agency residential MBS	183	-	-	183
Agency commercial MBS	1,927	-	(13)	1,914
Non-agency commercial MBS	1,869	-	(14)	1,855
Obligations of states and political subdivisions	177,603	5,387	(2,103)	180,887
FHLMC(1) and FNMA(2) stock	749	6,576	-	7,325
Corporate securities	959,997	2,600	(4,532)	958,065
Other securities	2,003	337	(188)	2,152
Total	$1,986,243	$15,759	$(25,846)	$1,976,156

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At June 30, 2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Agency residential MBS	$605,983	$738	$(7,287)	$599,434
Non-agency residential MBS	4,911	82	-	4,993
Agency commercial MBS	9,187	3	(103)	9,087
Obligations of states and political subdivisions	641,240	11,188	(1,183)	651,245
Total	$1,261,321	$12,011	$(8,573)	$1,264,759

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

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2016
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$581	$1	$-	$582
Agency residential MBS	668,235	1,122	(8,602)	660,755
Non-agency residential MBS	5,370	76	-	5,446
Agency commercial MBS	9,332	11	(143)	9,200
Obligations of states and political subdivisions	662,794	6,031	(4,067)	664,758
Total	$1,346,312	$7,241	$(12,812)	$1,340,741

The amortized cost and fair value of investment securities by contractual maturity are shown in the following table s at the dates indicated:

	At June 30, 2017
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$212,847	$213,262	$27,034	$27,849
Over 1 to 5 years	760,615	758,384	287,607	290,554
Over 5 to 10 years	238,957	241,929	304,849	310,660
Over 10 years	47,455	45,670	21,750	22,182
Subtotal	1,259,874	1,259,245	641,240	651,245
MBS	723,617	707,434	620,081	613,514
Other securities	2,752	9,477	-	-
Total	$1,986,243	$1,976,156	$1,261,321	$1,264,759

	At December 31, 2016
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$154,693	$154,835	$14,961	$15,639
Over 1 to 5 years	750,834	745,219	292,024	292,062
Over 5 to 10 years	238,077	239,153	318,580	319,587
Over 10 years	47,756	44,416	37,810	38,052
Subtotal	1,191,360	1,183,623	663,375	665,340
MBS	713,936	693,795	682,937	675,401
Other securities	2,783	13,340	-	-
Total	$1,908,079	$1,890,758	$1,346,312	$1,340,741

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At June 30, 2017 and December 31, 2016, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of the gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At June 30, 2017
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	8	$118,210	$(1,999)	-	$-	$-	8	$118,210	$(1,999)
Agency residential MBS	23	468,590	(12,775)	29	112,860	(4,222)	52	581,450	(16,997)
Agency commercial MBS	1	1,914	(13)	-	-	-	1	1,914	(13)
Non-agency commercial MBS	2	1,126	(7)	1	729	(7)	3	1,855	(14)
Obligations of states and political subdivisions	53	57,306	(2,003)	4	3,633	(100)	57	60,939	(2,103)
Corporate securities	57	425,374	(3,717)	23	81,265	(815)	80	506,639	(4,532)
Other securities	-	-	-	1	1,812	(188)	1	1,812	(188)
Total	144	$1,072,520	$(20,514)	58	$200,299	$(5,332)	202	$1,272,819	$(25,846)

An analysis of gross unrecognized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At June 30, 2017
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	64	$497,924	$(6,995)	6	$12,895	$(292)	70	$510,819	$(7,287)
Agency commercial MBS	-	-	-	1	7,137	(103)	1	7,137	(103)
Obligations of states and political subdivisions	85	76,591	(783)	13	12,815	(400)	98	89,406	(1,183)
Total	149	$574,515	$(7,778)	20	$32,847	$(795)	169	$607,362	$(8,573)

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

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2017.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of June 30, 2017, $795,007  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds. As of December 31, 2016, $768,845  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds.

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

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Three Months		For the Six Months
	Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Taxable	$12,481	$10,558	$24,627	$20,231
Tax-exempt from regular federal income tax	5,214	5,586	10,612	11,207
Total interest income from investment securities	$17,695	$16,144	$35,239	$31,438

Note 4: Loans and Allowance for Loan Losses

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At June 30, 2017	At December 31, 2016
	(In thousands)
Commercial	$344,702	$354,697
Commercial Real Estate	564,372	542,171
Construction	2,699	2,555
Residential Real Estate	72,375	87,724
Consumer Installment & Other	334,193	365,564
Total	$1,318,341	$1,352,711

Total loans outstanding reported above include loans purchased from the FDIC of $104,481  thousand and $121,210 thousand at June 30, 2017 and December 31, 2016, respectively. Loans purchased from the FDIC were separately reported in prior periods and have been reclassified into their respective categories in the current presentation.

Changes in the accretable yield for purchased loans were as follows:

	For the Six Months Ended June 30, 2017	For the Year Ended December 31, 2016
Accretable yield:	(In thousands)
Balance at the beginning of the period	$1,237	$1,259
Reclassification from nonaccretable difference	1,209	3,912
Accretion	(1,462)	(3,934)
Balance at the end of the period	$984	$1,237

Accretion	$(1,462)	$(3,934)
Change in FDIC indemnification	191	1,053
(Increase) in interest income	$(1,271)	$(2,881)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses For the Three Months Ended June 30, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,593	$3,522	$112	$1,214	$6,984	$4,494	$24,919
Additions:
(Reversal) provision	(38)	(55)	(1,851)	(109)	736	(583)	(1,900)
Deductions:
Chargeoffs	(726)	-	-	-	(1,158)	-	(1,884)
Recoveries	338	78	1,899	-	653	-	2,968
Net loan (losses) recoveries	(388)	78	1,899	-	(505)	-	1,084
Total allowance for loan losses	$8,167	$3,545	$160	$1,105	$7,215	$3,911	$24,103

	Allowance for Loan Losses For the Six Months Ended June 30, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,327	$3,330	$152	$1,330	$7,980	$4,835	$25,954
Additions:
Provision (reversal)	171	127	(1,891)	(225)	842	(924)	(1,900)
Deductions:
Chargeoffs	(829)	-	-	-	(2,897)	-	(3,726)
Recoveries	498	88	1,899	-	1,290	-	3,775
Net loan (losses) recoveries	(331)	88	1,899	-	(1,607)	-	49
Total allowance for loan losses	$8,167	$3,545	$160	$1,105	$7,215	$3,911	$24,103

	Allowance for Loan Losses For the Three Months Ended June 30, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$9,847	$4,237	$187	$1,707	$7,576	$5,933	$29,487
Additions:
Provision (reversal)	777	(340)	(20)	(71)	445	(791)	-
Deductions:
Chargeoffs	(764)	-	-	-	(715)	-	(1,479)
Recoveries	542	15	-	-	345	-	902
Net loan (losses) recoveries	(222)	15	-	-	(370)	-	(577)
Total allowance for loan losses	$10,402	$3,912	$167	$1,636	$7,651	$5,142	$28,910

	Allowance for Loan Losses For the Six Months Ended June 30, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$9,559	$4,212	$235	$1,801	$8,001	$5,963	$29,771
Additions:
Provision (reversal)	815	(330)	(68)	(165)	569	(821)	-
Deductions:
Chargeoffs	(1,935)	-	-	-	(1,720)	-	(3,655)
Recoveries	1,963	30	-	-	801	-	2,794
Net loan recoveries (losses)	28	30	-	-	(919)	-	(861)
Total allowance for loan losses	$10,402	$3,912	$167	$1,636	$7,651	$5,142	$28,910

The allowance for loan losses and recorded investment in loans evaluated for impairment were as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At June 30, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,908	$-	$-	$-	$-	$-	$4,908
Collectively evaluated for impairment	3,259	3,545	160	1,105	7,215	3,911	19,195
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$8,167	$3,545	$160	$1,105	$7,215	$3,911	$24,103
Carrying value of loans:
Individually evaluated for impairment	$10,829	$14,009	$-	$214	$-	$-	$25,052
Collectively evaluated for impairment	333,846	549,820	2,699	72,161	333,877	-	1,292,403
Purchased loans with evidence of credit deterioration	27	543	-	-	316	-	886
Total	$344,702	$564,372	$2,699	$72,375	$334,193	$-	$1,318,341

[The remainder of this page intentionally left blank]

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,048	$-	$-	$-	$-	$-	$5,048
Collectively evaluated for impairment	3,279	3,330	152	1,330	7,980	4,835	20,906
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$8,327	$3,330	$152	$1,330	$7,980	$4,835	$25,954
Carrying value of loans:
Individually evaluated for impairment	$11,174	$12,706	$-	$835	$-	$-	$24,715
Collectively evaluated for impairment	343,494	528,957	2,555	86,889	365,236	-	1,327,131
Purchased loans with evidence of credit deterioration	29	508	-	-	328	-	865
Total	$354,697	$542,171	$2,555	$87,724	$365,564	$-	$1,352,711

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At June 30, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$331,343	$540,343	$2,699	$69,379	$331,571	$1,275,335
Substandard	13,359	24,029	-	2,996	2,399	42,783
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	223	223
Total	$344,702	$564,372	$2,699	$72,375	$334,193	$1,318,341

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade At December 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$340,973	$515,045	$2,555	$84,384	$362,597	$1,305,554
Substandard	13,724	25,830	-	3,340	2,477	45,371
Doubtful	-	1,296	-	-	10	1,306
Loss	-	-	-	-	480	480
Total	$354,697	$542,171	$2,555	$87,724	$365,564	$1,352,711

(1) Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At June 30, 2017
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$342,091	$1,987	$221	$-	$403	$344,702
Commercial real estate	557,707	861	12	-	5,792	564,372
Construction	2,699	-	-	-	-	2,699
Residential real estate	71,553	209	308	-	305	72,375
Consumer installment and other	330,604	2,597	611	186	195	334,193
Total	$1,304,654	$5,654	$1,152	$186	$6,695	$1,318,341

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2016
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$353,497	$966	$40	$-	$194	$354,697
Commercial real estate	533,377	1,460	445	-	6,889	542,171
Construction	2,329	226	-	-	-	2,555
Residential real estate	86,098	528	37	-	1,061	87,724
Consumer installment and other	360,549	3,288	989	497	241	365,564
Total	$1,335,850	$6,468	$1,511	$497	$8,385	$1,352,711

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2017 and December 31, 2016.

[The remainder of this page intentionally left blank]

The following summarizes impaired loans:

	Impaired Loans At June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$1,356	$1,422	$-
Commercial real estate	14,827	16,967	-
Construction	-	-	-
Residential real estate	519	549	-
Consumer installment and other	511	618	-

Impaired loans with an allowance recorded:
Commercial	9,845	9,845	4,908
Commercial real estate	-	-	-
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$11,201	$11,267	$4,908
Commercial real estate	14,827	16,967	-
Construction	-	-	-
Residential real estate	519	549	-
Consumer installment and other	511	618	-

	Impaired Loans At December 31, 2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
Impaired loans with no related allowance recorded:
Commercial	$1,234	$1,303	$-
Commercial real estate	13,233	15,610	-
Construction	-	-	-
Residential real estate	1,279	1,309	-
Consumer installment and other	569	675	-

Impaired loans with an allowance recorded:
Commercial	10,163	10,172	5,048
Commercial real estate	-	-	-
Construction	-	-	-
Residential real estate	-	-	-
Consumer installment and other	-	-	-

Total:
Commercial	$11,397	$11,475	$5,048
Commercial real estate	13,233	15,610	-
Construction	-	-	-
Residential real estate	1,279	1,309	-
Consumer installment and other	569	675	-

Impaired loans include troubled debt restructured loans. Impaired loans at June 30, 2017, included $12,419 thousand of restructured loans, $5,106 thousand of which were on nonaccrual status. Impaired loans at December 31, 2016, included $12,381 thousand of restructured loans, $5,302 thousand of which were on nonaccrual status.

	Impaired Loans
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2017		2016		2017		2016
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$11,194	$118	$14,094	$135	$11,243	$236	$13,752	$268
Commercial real estate	15,297	224	18,639	202	14,898	461	19,744	361
Construction	-	-	136	-	-	-	203	-
Residential real estate	368	5	740	5	558	9	775	9
Consumer installment and other	514	7	412	6	529	14	379	12
Total	$27,373	$354	$34,021	$348	$27,228	$720	$34,853	$650

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings At June 30, 2017
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	7	$2,418	$1,195	$49
Commercial real estate	11	11,847	11,010	-
Residential real estate	1	241	214	-
Total	19	$14,506	$12,419	$49

	Troubled Debt Restructurings At December 31, 2016
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	7	$2,719	$1,489	$113
Commercial real estate	10	11,257	10,673	-
Residential real estate	1	241	219	-
Total	18	$14,217	$12,381	$113

During the three and six months ended June 30, 2017, the Company modified one loan with a carrying value of $407 thousand and three loans with a carrying value of $680 thousand, respectively, that were considered troubled debt restructurings. The three concessions granted in the first six months of 2017 consisted of modifications of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms. During the three and six months ended June 30, 2016, the Company modified one loan with a carrying value of $242 thousand and four loans with a total carrying value of $4,843 thousand, respectively, that were considered troubled debt restructurings. The concessions granted in the four restructurings completed in the first six months of 2016 consisted of three modifications of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms and one court order requiring under-market terms. There were no chargeoffs related to troubled debt restructurings made during the three and six months ended June 30, 2017 and June 30, 2016. During the three and six months ended June 30, 2017 and 2016, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

There were no loans restricted due to collateral requirements at June 30, 2017 and December 31, 2016.

There were no loans held for sale at June 30, 2017 and December 31, 2016.

At June 30, 2017 and December 31, 2016, the Company held total other real estate owned (OREO) of $1,645 thousand net of reserve of $1,685 thousand and $3,095 thousand net of reserve of $1,816 thousand, respectively, of which $-0-  thousand was foreclosed residential real estate properties or covered OREO at both dates. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $195  thousand at June 30, 2017 and $-0- thousand at December 31, 2016.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At June 30, 2017, Westamerica Bank did not have credit extended to any one entity exceeding these limits. At June 30, 2017, Westamerica Bank had 36 lending relationships each with aggregate loans exceeding $5 million. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $56,654 thousand and $57,721 thousand at June 30, 2017 and December 31, 2016, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At June 30, 2017, Westamerica Bank held corporate bonds in 61 issuing entities that exceeded $5 million for each issuer.

Note 6: Other Assets

Other assets consisted of the following:

	At June 30, 2017	At December 31, 2016
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,045	$14,069
Other investments	159	201
Total cost method equity investments	14,204	14,270
Life insurance cash surrender value	52,818	51,535
Net deferred tax asset	52,101	55,417
Limited partnership investments	11,691	12,591
Interest receivable	21,904	21,489
Prepaid assets	4,065	4,825
Other assets	11,243	11,597
Total other assets	$168,026	$171,724

(1)	A bank applying for membership in the Federal Reserve System is required to subscribe to stock in the Federal Reserve Bank (FRB) in its district in a sum equal to six percent of the bank’s paid-up capital stock and surplus. One-half of the amount of the bank's subscription shall be paid to the FRB and the remaining half will be subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At June 30, 2017, this investment totaled $11,691 thousand and $2,299  thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2016, this investment totaled $12,591 thousand and $2,299  thousand of this amount represented outstanding equity capital commitments. At June 30, 2017, the $2,299 thousand of outstanding equity capital commitments are expected to be paid as follows, $722 thousand in 2020, $131 thousand in 2023, $90 thousand in 2024 and $1,356 thousand in 2025 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Six Months Ended
	June 30,
	2017	2016	2017	2016
	(In thousands)
Investment loss included in pre-tax income	$450	$675	$900	$1,350
Tax credits recognized in provision for income taxes	462	511	925	1,109

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three and six months ended June 30, 2017 and year ended December 31, 2016. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three and six months ended June 30, 2017 and year ended December 31, 2016, no such adjustments were recorded.

The carrying values of goodwill were:

	At June 30, 2017	At December 31, 2016
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At June 30, 2017		At December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(51,550)	$56,808	$(50,074)
Merchant Draft Processing Intangible	10,300	(10,193)	10,300	(10,107)
Total Identifiable Intangible Assets	$67,108	$(61,743)	$67,108	$(60,181)

As of June 30, 2017, the current period and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
For the Six Months ended June 30, 2017 (actual)	$1,476	$86	$1,562
Estimate for the remainder of year ending December 31, 2017	1,437	78	1,515
Estimate for year ending December 31, 2018	1,892	29	1,921
2019	538	-	538
2020	287	-	287
2021	269	-	269
2022	252	-	252

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At June 30, 2017	At December 31, 2016
	(In thousands)
Noninterest-bearing	$2,079,608	$2,089,443
Interest-bearing:
Transaction	885,516	865,701
Savings	1,470,978	1,493,427
Time deposits less than $100 thousand	127,401	133,712
Time deposits $100 thousand through $250 thousand	80,940	84,925
Time deposits more than $250 thousand	38,127	37,533
Total deposits	$4,682,570	$4,704,741

Demand deposit overdrafts of $959 thousand and $2,679  thousand were included as loan balances at June 30, 2017 and December 31, 2016, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $105 thousand and $211 thousand for the three and six months ended June 30, 2017, respectively and $135 thousand and $271 thousand for the three and six months ended June 30, 2016, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements Overnight and Continuous
	At June 30, 2017	At December 31, 2016
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$74,695	$74,031
Agency residential MBS	61,612	63,277
Corporate securities	100,934	90,554
Total collateral carrying value	$237,241	$227,862
Total short-term borrowed funds	$75,769	$59,078

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

The Company regularly reviews the valuation techniques and assumptions used by its vendors and determines which valuation techniques are utilized based on observable market inputs for the type of securities being measured. The Company uses the information to determine the placement in the fair value hierarchy as level 1, 2 or 3. When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, or reevaluates the valuation techniques and assumptions used by its vendors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new information. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the six months ended June 30, 2017 and year ended December 31, 2016, there were no transfers in or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At June 30, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Securities of U.S. Government sponsored entities	$120,293	$-	$120,293	$-
Agency residential MBS	703,482	-	703,482	-
Non-agency residential MBS	183	-	183	-
Agency commercial MBS	1,914	-	1,914	-
Non-agency commercial MBS	1,855	-	1,855	-
Obligations of states and political subdivisions	180,887	-	180,887	-
FHLMC and FNMA stock	7,325	10	7,315	-
Corporate securities	958,065	-	958,065	-
Other securities	2,152	340	1,812	-
Total securities available for sale	$1,976,156	$350	$1,975,806	$-

	At December 31, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Securities of U.S. Government sponsored entities	$138,660	$-	$138,660	$-
Agency residential MBS	691,499	-	691,499	-
Non-agency residential MBS	271	-	271	-
Non-agency commercial MBS	2,025	-	2,025	-
Obligations of states and political subdivisions	183,411	-	183,411	-
Asset-backed securities	695	-	695	-
FHLMC and FNMA stock	10,869	17	10,852	-
Corporate securities	860,857	-	860,857	-
Other securities	2,471	656	1,815	-
Total securities available for sale	$1,890,758	$673	$1,890,085	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at June 30, 2017 and December 31, 2016, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Six Months Ended
	At June 30, 2017				June 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$1,645	$-	$-	$1,645	$-
Impaired loans	9,222	-	-	9,222	-
Total assets measured at fair value on a nonrecurring basis	$10,867	$-	$-	$10,867	$-

					For the
					Year Ended
	At December 31, 2016				December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$3,095	$-	$-	$3,095	$(705)
Impaired loans	9,525	-	-	9,525	-
Total assets measured at fair value on a nonrecurring basis	$12,620	$-	$-	$12,620	$(705)

Level 3 – Valuation is based upon present value of expected future cash flows, independent market prices, estimated liquidation values of loan collateral or appraised value of the collateral as determined by third-party independent appraisers, less 10% for selling costs, generally. Level 3 includes other real estate owned that has been measured at fair value upon transfer to foreclosed assets and impaired loans collateralized by real property and other business asset collateral where a specific reserve has been established or a chargeoff has been recorded. Losses on other real estate owned represent losses recognized in earnings during the period subsequent to its initial classification as foreclosed assets. The unobservable inputs and qualitative information about the unobservable inputs are not presented as the inputs were not developed by the Company.

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

Loans Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $24,103 thousand at June 30, 2017 and $25,954 thousand at December 31, 2016 was applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

[The remainder of this page intentionally left blank]

	At June 30, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$529,362	$529,362	$529,362	$-	$-
Investment securities held to maturity	1,261,321	1,264,759	-	1,264,759	-
Loans	1,294,238	1,299,025	-	-	1,299,025

Financial Liabilities:
Deposits	$4,682,570	$4,680,373	$-	$4,436,102	$244,271
Short-term borrowed funds	75,769	75,769	-	75,769	-

	At December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$462,271	$462,271	$462,271	$-	$-
Investment securities held to maturity	1,346,312	1,340,741	-	1,340,741	-
Loans	1,326,757	1,337,774	-	-	1,337,774

Financial Liabilities:
Deposits	$4,704,741	$4,702,797	$-	$4,448,571	$254,226
Short-term borrowed funds	59,078	59,078	-	59,078	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $293,481 thousand and $304,508 thousand at June 30, 2017 and December 31, 2016, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $20,042 thousand and $21,732 thousand at June 30, 2017 and December 31, 2016, respectively. The Company had no commitments outstanding for commercial and similar letters of credit at June 30, 2017 and December 31, 2016. The Company had a reserve for unfunded commitments of $2,308 thousand at June 30, 2017 and $2,408 thousand at December 31, 2016, included in other liabilities.

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

	For the Three Months		For the Six Months
	Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$15,799	$14,546	$30,848	$28,772
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,299	25,586	26,235	25,516
Basic earnings per common share	$0.60	$0.57	$1.18	$1.13
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,299	25,586	26,235	25,516
Add common stock equivalents for options	103	44	131	33
Weighted average number of common shares outstanding - diluted (denominator)	26,402	25,630	26,366	25,549
Diluted earnings per common share	$0.60	$0.57	$1.17	$1.13

For the three and six months ended June 30, 2017, options to purchase 352 thousand and 326 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months		For the Six Months
	Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE)(1)	$35,764	$36,495	$71,794	$72,942
Reversal of Provision for Loan Losses	(1,900)	-	(1,900)	-
Noninterest Income	12,123	11,702	23,780	23,431
Noninterest Expense	24,396	25,229	49,011	51,087
Income Before Income Taxes (FTE)(1)	25,391	22,968	48,463	45,286
Income Tax Provision (FTE)(1)	9,592	8,422	17,615	16,514
Net Income	$15,799	$14,546	$30,848	$28,772

Average Common Shares Outstanding	26,299	25,586	26,235	25,516
Average Diluted Common Shares Outstanding	26,402	25,630	26,366	25,549
Common Shares Outstanding at Period End	26,304	25,632

Per Common Share:
Basic Earnings	$0.60	$0.57	$1.18	$1.13
Diluted Earnings	0.60	0.57	1.17	1.13
Book Value	$22.64	$21.78

Financial Ratios:
Return on Assets	1.18%	1.13%	1.15%	1.12%
Return on Common Equity	10.69%	10.87%	10.58%	10.86%
Net Interest Margin (FTE)(1)	3.12%	3.27%	3.13%	3.30%
Net Loan (Recoveries) Losses to Average Loans	(0.33%)	0.16%	(0.01%)	0.12%
Efficiency Ratio(2)	50.9%	52.3%	51.3%	53.0%

Average Balances:
Assets	$5,385,085	$5,184,409	$5,390,404	$5,179,607
Earning Assets	4,598,296	4,473,700	4,609,089	4,427,507
Loans	1,333,135	1,455,050	1,344,132	1,477,833
Deposits	4,669,424	4,531,751	4,681,021	4,534,650
Shareholders' Equity	593,028	537,987	587,736	532,582

Period End Balances:
Assets	$5,393,350	$5,179,085
Earning Assets	4,555,818	4,433,952
Loans	1,318,341	1,429,560
Deposits	4,682,570	4,485,314
Shareholders' Equity	595,594	558,327

Capital Ratios at Period End:
Total Risk Based Capital	16.69%	14.76%
Tangible Equity to Tangible Assets	8.90%	8.48%

Dividends Paid Per Common Share	$0.39	$0.39	$0.78	$0.78
Common Dividend Payout Ratio	65%	68%	67%	69%

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

Financial Overview

Westamerica Bancorporation and subsidiaries’ (the “Company”) principal source of revenue is net interest and loan fee income, which represents interest and fees earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). Market interest rates declined considerably following the recession of 2008 and 2009. Interest rates remained historically low through 2016 as the Federal Open Market Committee’s (“FOMC”) monetary policy was highly accommodative. During this period, Management avoided originating long-dated, low-yielding loans given the potential impact of such assets on forward earning potential; as a result, loans declined and investment securities increased. The changing composition of the earning assets and low market interest rates has pressured the net interest margin to lower levels. The FOMC’s first post-recession increase in the federal funds rate occurred in December 2015, although longer-term rates declined. The FOMC’s successive post-recession increases in the federal funds rate occurred between December 2016 and June 2017, although longer-term rates have not increased by a similar magnitude. The more recent increase in rates has resulted in competitive loan yields which are more appealing from a profitability perspective, in Management’s opinion.

The funding of the Company’s earning assets is primarily customer deposits. The Company’s long-term strategy includes maximizing checking and savings deposits as these types of deposits are lower-cost and less sensitive to changes in interest rates compared to time deposits. The first half of 2017 average volume of checking and savings deposits was 95 percent of average total deposits.

Credit quality improved during the first half of 2017 with nonperforming assets declining $3 million to $9 million at June 30, 2017. The Company realized net recoveries of loan losses of $1.1 million in the second quarter 2017. The Company recorded a reversal of the provision for loan losses of $1.9 million in the second quarter 2017.

The Company’s long-term strategy also includes controlling operating costs, or “noninterest expense.” Noninterest expense of $49.0 million for the first half of 2017 was $2.1 million lower than for the first half of 2016.

The Company presents its net interest margin and net interest income on a FTE basis using the current statutory federal tax rate. Management believes the FTE basis is valuable to the reader because the Company’s loan and investment securities portfolios contain a relatively large portion of municipal loans and securities that are federally tax exempt. The Company’s tax exempt loans and securities composition may not be similar to that of other banks. Therefore in order to reflect the impact of the federally tax exempt loans and securities on the net interest margin and net interest income for comparability with other banks, the Company presents its net interest margin and net interest income on a FTE basis.

The Company’s significant accounting policies (see Note 1 (“Summary of Significant Accounting Policies”) to Financial Statements in the Company’s 2016 Form 10-K) are fundamental to understanding the Company’s results of operations and financial condition. The Company adopted the FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting effective January 1, 2017.

The Company reported net income of $15.8 million or $0.60 diluted earnings per common share for the second quarter 2017 and net income of $30.8 million or $1.17 diluted earnings per common share for the six months ended June 30, 2017. Second quarter 2017 results included a $1.9 million reversal of provision for loan losses which accounted for $0.04 of the quarter’s diluted earnings per common share. Second quarter and first half of 2017 results reflect the Company’s prospective adoption of ASU 2016-09; first quarter 2017 diluted earnings per common share measured $0.02 higher than would have been measured under accounting standards applied in 2016. The adoption of ASU 2016-09 did not affect second quarter 2017 results by a meaningful amount. Second quarter and first half of 2017 results compare to net income of $14.5 million or $0.57 diluted earnings per common share for the second quarter 2016 and net income of $28.8 million or $1.13 diluted earnings per common share for the six months ended June 30, 2016.

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$35,764	$36,495	$71,794	$72,942
Reversal of Provision for loan losses	(1,900)	-	(1,900)	-
Noninterest income	12,123	11,702	23,780	23,431
Noninterest expense	24,396	25,229	49,011	51,087
Income before taxes (FTE)	25,391	22,968	48,463	45,286
Income tax provision (FTE)	9,592	8,422	17,615	16,514
Net income	$15,799	$14,546	$30,848	$28,772

Average diluted common shares	26,402	25,630	26,366	25,549
Diluted earnings per common share	$0.60	$0.57	$1.17	$1.13

Average total assets	$5,385,085	$5,184,409	$5,390,404	$5,179,607
Net income to average total assets (annualized)	1.18%	1.13%	1.15%	1.12%
Net income to average common shareholders' equity (annualized)	10.69%	10.87%	10.58%	10.86%

Net income for the second quarter of 2017 was $1.3 million more than the same quarter of 2016, the net result of a reversal of provision for loan losses, higher noninterest income and lower noninterest expense, partially offset by lower net interest and fee income (FTE) and higher income tax provision (FTE). Net interest and loan fee income (FTE) decreased in the second quarter 2017 compared with second quarter 2016 mostly attributable to lower average balances of loans and lower yield on those loans, partially offset by higher average balances of investments. The Company recorded a $1.9 million reversal of provision for loan losses, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest income increased primarily due to higher merchant processing services fees. Noninterest expense decreased due to reductions in professional fees, correspondent service charges, insurance premiums, limited partnership operating losses, intangible amortization and other expenses. Second quarter 2017 tax provision (FTE) was higher than second quarter 2016 primarily due to higher pre-tax income, reduced levels of federally tax-exempt income on interest-earning assets relative to pre-tax income, and lower tax credits. The ASU 2016-09 did not affect second quarter 2017 results by a meaningful amount.

Comparing the first half of 2017 with the first half of 2016, net income increased $2.1 million due to a reversal of provision for loan losses, higher noninterest income and lower noninterest expense, partially offset by lower net interest and fee income (FTE) and higher income tax provision (FTE). Net interest and loan fee income (FTE) decreased in the first half of 2017 compared with first half of 2016 mostly attributable to lower average balances of loans and lower yield on those loans, partially offset by higher average balances of investments. The Company recorded a $1.9 million reversal of provision for loan losses, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest income increased primarily due to higher merchant processing services fees. Noninterest expense decreased due to reductions in professional fees, correspondent service charges, courier service charges, insurance premiums, limited partnership operating losses, intangible amortization and other expenses. The tax provision (FTE) for the first half of 2017 was higher than in the first half of 2016 primarily due to higher pre-tax income, reduced levels of federally tax-exempt income on interest-earning assets relative to pre-tax income, and lower tax credits. The first six months of 2017 income tax provision was $666 thousand lower than would have been under accounting standards prior to the adoption of ASU 2016-09.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2017	2016	2017	2016
	($ in thousands)
Interest and loan fee income	$33,163	$33,727	$66,487	$67,374
Interest expense	476	541	956	1,093
FTE adjustment	3,077	3,309	6,263	6,661
Net interest and loan fee income (FTE)	$35,764	$36,495	$71,794	$72,942

Average earning assets	$4,598,296	$4,473,700	$4,609,089	$4,427,507
Net interest margin (FTE) (annualized)	3.12%	3.27%	3.13%	3.30%

Net interest and loan fee income (FTE) decreased $731 thousand in the second quarter 2017 compared with second quarter 2016 mostly attributable to lower average balances of loans (down $122 million) and lower yield on those loans (down 0.21%), partially offset by higher average balances of investments (up $247 million).

Comparing the first half of 2017 with the first half of 2016, net interest and loan fee income (FTE) decreased $1.1 million mostly due to lower average balances of loans (down $134 million) and lower yield on those loans (down 0.21%), partially offset by higher average balances of investments (up $315 million).

Yields on interest-earning assets declined due to relatively low interest rates prevailing in the market. The annualized net interest margin (FTE) was 3.12% in the second quarter 2017 and 3.13% in the first half of 2017 compared with 3.27% in the second quarter 2016 and 3.30% in the first half of 2016. The volume of older-dated higher-yielding loans and municipal bonds declined due to principal maturities and paydowns. The Company, in anticipation of rising interest rates, has been purchasing shorter-duration investment securities with lower yields than longer-duration securities to increase liquidity. The Company’s high levels of liquidity will provide an opportunity to invest in higher yielding assets assuming market interest rates increase to levels higher than yields on maturing securities and security paydowns.

The Company has been replacing higher-cost funding sources with low-cost deposits and interest expense has declined to offset some of the decline in interest income. Average balances of time deposits declined $29 million from the first half of 2016 to first half of 2017 while lower-cost checking and savings deposits grew 4% in the same period. Average balances of checking and saving deposits accounted for 94.6% of average total deposits in the first half of 2017 compared with 93.8% in the first half of 2016.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated (percentages are annualized):

	For the Three Months		For the Six Months
	Ended June 30,
	2017	2016	2017	2016

Yield on earning assets (FTE)	3.16%	3.32%	3.17%	3.35%
Rate paid on interest-bearing liabilities	0.07%	0.08%	0.07%	0.08%
Net interest spread (FTE)	3.09%	3.24%	3.10%	3.27%
Impact of noninterest-bearing demand deposits	0.03%	0.03%	0.03%	0.03%
Net interest margin (FTE)	3.12%	3.27%	3.13%	3.30%

During 2016 and through the second quarter 2017, the net interest margin (FTE) was affected by historically low market interest rates. The changing composition of interest-earning assets and low market rates has pressured the net interest margin. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost time deposits and increasing balances of checking and savings deposits, which earn relatively low interest rates and are less volatile than time deposits during periods of rising market interest rates.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended June 30, 2017
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,447,248	$12,481	2.04%
Tax-exempt (1)	817,913	8,012	3.92%
Total investments (1)	3,265,161	20,493	2.51%
Loans:
Taxable	1,269,852	14,949	4.72%
Tax-exempt (1)	63,283	798	5.06%
Total loans (1)	1,333,135	15,747	4.74%
Total Interest-earning assets (1)	4,598,296	36,240	3.16%
Other assets	786,789
Total assets	$5,385,085

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,048,155	$-	-%
Savings and interest-bearing transaction	2,371,753	279	0.05%
Time less than $100,000	138,754	81	0.23%
Time $100,000 or more	110,762	105	0.38%
Total interest-bearing deposits	2,621,269	465	0.07%
Short-term borrowed funds	71,178	11	0.06%
Total interest-bearing liabilities	2,692,447	476	0.07%
Other liabilities	51,455
Shareholders' equity	593,028
Total liabilities and shareholders' equity	$5,385,085
Net interest spread (1) (2)			3.09%
Net interest and fee income and interest margin (1) (3)		$35,764	3.12%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended June 30, 2016
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,182,962	$10,558	1.93%
Tax-exempt (1)	835,688	8,581	4.11%
Total investments (1)	3,018,650	19,139	2.53%
Loans:
Taxable	1,386,677	16,999	4.93%
Tax-exempt (1)	68,373	898	5.28%
Total loans (1)	1,455,050	17,897	4.95%
Total Interest-earning assets (1)	4,473,700	37,036	3.32%
Other assets	710,709
Total assets	$5,184,409

Liabilities and shareholders' equity
Noninterest-bearing demand	$1,994,803	$-	-%
Savings and interest-bearing transaction	2,260,054	292	0.05%
Time less than $100,000	157,419	104	0.27%
Time $100,000 or more	119,475	135	0.45%
Total interest-bearing deposits	2,536,948	531	0.08%
Short-term borrowed funds	61,920	10	0.07%
Total interest-bearing liabilities	2,598,868	541	0.08%
Other liabilities	52,751
Shareholders' equity	537,987
Total liabilities and shareholders' equity	$5,184,409
Net interest spread (1) (2)			3.24%
Net interest and fee income and interest margin (1) (3)		$36,495	3.27%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Six Months Ended June 30, 2017
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,440,496	$24,627	2.02%
Tax-exempt (1)	824,461	16,307	3.96%
Total investments (1)	3,264,957	40,934	2.51%
Loans:
Taxable	1,279,917	30,191	4.76%
Tax-exempt (1)	64,215	1,625	5.10%
Total loans (1)	1,344,132	31,816	4.77%
Total Interest-earning assets (1)	4,609,089	72,750	3.17%
Other assets	781,315
Total assets	$5,390,404

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,052,483	$-	-%
Savings and interest-bearing transaction	2,377,021	559	0.05%
Time less than $100,000	140,070	164	0.24%
Time $100,000 or more	111,447	211	0.38%
Total interest-bearing deposits	2,628,538	934	0.07%
Short-term borrowed funds	69,888	22	0.06%
Total interest-bearing liabilities	2,698,426	956	0.07%
Other liabilities	51,759
Shareholders' equity	587,736
Total liabilities and shareholders' equity	$5,390,404
Net interest spread (1) (2)			3.10%
Net interest and fee income and interest margin (1) (3)		$71,794	3.13%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended June 30, 2017
	Compared with
	For the Three Months Ended June 30, 2016
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$1,278	$645	$1,923
Tax-exempt (1)	(183)	(386)	(569)
Total investments (1)	1,095	259	1,354
Loans:
Taxable	(1,384)	(666)	(2,050)
Tax-exempt (1)	(65)	(35)	(100)
Total loans (1)	(1,449)	(701)	(2,150)
Total decrease in interest and loan fee income (1)	(354)	(442)	(796)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	15	(28)	(13)
Time less than $100,000	(12)	(11)	(23)
Time $100,000 or more	(10)	(20)	(30)
Total interest-bearing deposits	(7)	(59)	(66)
Short-term borrowed funds	2	(1)	1
Total decrease in interest expense	(5)	(60)	(65)
Decrease in net interest and loan fee income (1)	$(349)	$(382)	$(731)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Six Months Ended June 30, 2017
	Compared with
	For the Six Months Ended June 30, 2016
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$3,117	$1,279	$4,396
Tax-exempt (1)	(217)	(694)	(911)
Total investments (1)	2,900	585	3,485
Loans:
Taxable	(3,102)	(1,432)	(4,534)
Tax-exempt (1)	(150)	(86)	(236)
Total loans (1)	(3,252)	(1,518)	(4,770)
Total decrease in interest and loan fee income (1)	(352)	(933)	(1,285)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	31	(57)	(26)
Time less than $100,000	(26)	(28)	(54)
Time $100,000 or more	(22)	(38)	(60)
Total interest-bearing deposits	(17)	(123)	(140)
Short-term borrowed funds	4	(1)	3
Total decrease in interest expense	(13)	(124)	(137)
Decrease in net interest and loan fee income (1)	$(339)	$(809)	$(1,148)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

Provision for Loan Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for loan losses reflects Management's assessment of credit risk in the loan portfolio during each of the periods presented.

The Company recorded a reversal of the provision for loan losses of $1.9 million in the three and six months ended June 30, 2017. The Company provided no provision for loan losses in the three and six months ended June 30, 2016. During the first six months ended June 30, 2017, classified loans declined $4.2 million to $43.0 million (total classified loans included nonperforming loans of $6.7 million). The Company realized net recoveries of $1.1 million in the second quarter 2017; these developments were reflected in Management’s evaluation of credit quality, the level of the provision for loan losses, and the adequacy of the allowance for loan losses at June 30, 2017. Management’s evaluation of credit quality includes originated and purchased loans. The Company recorded purchased loans at estimated fair value upon the acquisition dates. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans secured by single-family residential real estate are “covered” through February 6, 2019 by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this Report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Service charges on deposit accounts	$4,945	$5,239	$9,868	$10,487
Merchant processing services	2,052	1,638	3,927	3,167
Debit card fees	1,586	1,621	3,067	3,137
Trust fees	716	657	1,418	1,318
Other service fees	662	650	1,312	1,279
ATM processing fees	654	603	1,229	1,261
Financial services commissions	142	137	337	293
Other noninterest income	1,366	1,157	2,622	2,489
Total	$12,123	$11,702	$23,780	$23,431

Noninterest income for the second quarter 2017 increased by $421 thousand from the same period in 2016. Merchant processing services fees increased $414 thousand primarily due to increased transaction volumes. Offsetting the increase was service charges on deposits which decreased $294 thousand due to declines in fees charged on overdrawn and insufficient funds accounts (down $232 thousand) and lower fees on analyzed accounts (down $56 thousand).

In the first half of 2017, noninterest income increased $349 thousand compared with the first half of 2016 mostly due to a $760 thousand increase in merchant processing services fees primarily due to the improved transaction volumes. Trust fees increased $100 thousand due to marketing efforts. Offsetting the increase was service charges on deposits which decreased $619 thousand due to declines in fees charged on overdrawn and insufficient funds accounts (down $491 thousand) and lower fees on analyzed accounts (down $152 thousand).

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Salaries and related benefits	$12,981	$12,887	$26,051	$26,004
Occupancy	3,509	3,400	7,142	6,798
Outsourced data processing services	2,188	2,130	4,327	4,260
Furniture and equipment	1,267	1,187	2,521	2,400
Amortization of identifiable intangibles	762	870	1,562	1,775
Courier service	438	462	859	1,007
Professional fees	410	758	1,021	1,490
Other real estate owned	(126)	(392)	(166)	(281)
Other noninterest expense	2,967	3,927	5,694	7,634
Total	$24,396	$25,229	$49,011	$51,087

Noninterest expense decreased $833 thousand in the second quarter 2017 compared with the same period in 2016. Other noninterest expense decreased $960 thousand primarily due to decreases in correspondent bank service charges, insurance premiums and limited partnership operating losses. Professional fees decreased $348 thousand due to lower legal fees associated with nonperforming assets. Amortization of intangibles decreased $108 thousand as assets are amortized on a declining balance method. Offsetting the decrease were other real estate owned and occupancy expenses. Expenses of other real estate owned increased $266 thousand due to lower gains on sale of foreclosed assets.

In the first half of 2017, noninterest expense decreased $2.1 million compared with the first half of 2016. Other noninterest expense decreased $1.9 million primarily due to decreases in correspondent bank service charges, insurance premiums and limited partnership operating losses. Professional fees decreased $469 thousand due to lower legal fees associated with nonperforming assets. Amortization of intangibles decreased $213 thousand as assets are amortized on a declining balance method. Occupancy expense increased $344 thousand mostly due to branch closure expenses and higher maintenance costs. Expenses of other real estate owned increased $115 thousand due to lower gains on sale of foreclosed assets.

Provision for Income Tax

The Company recorded an income tax provision (FTE) of $9.6 million for the second quarter 2017 and $17.6 million for the first half of 2017. Effective January 1, 2017, the Company adopted ASU 2016-09 which has the potential to create volatility in the book tax provision at the time nonqualified stock options are exercised or expire. During the first half of 2017, 389 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $1.6 million. The first half of 2017 income tax provision was $666 thousand lower than would have been under accounting standards prior to the adoption of ASU 2016-09. Second quarter and first half of 2017 income tax provision (FTE) compared with $8.4 million and $16.5 million for the second and first half of 2016, respectively. The effective tax rates (FTE) of 37.8% and 36.3% for the second quarter and first half of 2017, respectively, compared with 36.7% and 36.5% for the second quarter and first half of 2016, respectively. The second quarter and first half of 2017 effective tax rates (FTE) would have been 37.8% and 37.7%, respectively, under accounting rules applied in 2016.

Investment Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, and other securities.

Management has increased the investment securities portfolio in response to deposit growth and loan volume declines. The carrying value of the Company’s investment securities portfolio was $3.2 billion as of June 30, 2017 and December 31, 2016.

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

As of June 30, 2017, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in our internal analyses compared with the ratings assigned by the third party credit rating agencies.

[The remainder of this page intentionally left blank]

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At June 30, 2017, the Company’s investment securities portfolios included securities issued by 685 state and local government municipalities and agencies located within 44 states. None of the Company’s investment securities were issued by Puerto Rican government entities. The largest exposure to any one municipality or agency was $10.2 million (fair value) represented by nine general obligation bonds.

	At June 30, 2017
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$101,999	$104,711
Texas	68,641	69,016
New Jersey	39,936	40,485
Minnesota	30,630	31,013
Pennsylvania	28,324	28,555
Other (36 states)	276,892	280,397
Total general obligation bonds	$546,422	$554,177

Revenue bonds:
California	$45,853	$47,016
Kentucky	22,767	23,211
Iowa	17,339	17,543
Pennsylvania	16,062	16,169
Colorado	15,533	15,861
Washington	13,540	14,201
Other (29 states)	141,327	143,954
Total revenue bonds	$272,421	$277,955
Total obligations of states and political subdivisions	$818,843	$832,132

At December 31, 2016, the Company’s investment securities portfolios included securities issued by 698 state and local government municipalities and agencies located within 44 states. None of the Company’s investment securities were issued by Puerto Rican government entities. The largest exposure to any one municipality or agency was $10.0 million (fair value) represented by nine general obligation bonds.

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

At June 30, 2017 and December 31, 2016, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 22 revenue sources at June 30, 2017 and 23 revenue sources December 31, 2016. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At June 30, 2017
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$53,923	$55,802
Sewer	34,975	35,821
Sales tax	31,092	32,042
Lease (renewal)	21,026	21,459
College & University	17,755	17,772
Other (17 sources)	113,650	115,059
Total revenue bonds by revenue source	$272,421	$277,955

	At December 31, 2016
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$55,401	$56,826
Sewer	37,996	38,497
Sales tax	31,146	31,835
Lease (renewal)	24,242	24,235
College & University	17,856	17,762
Other (18 sources)	113,308	113,889
Total revenue bonds by revenue source	$279,949	$283,044

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

The preparation of the financial statements requires Management to estimate the amount of losses inherent in the loan portfolio and establish an allowance for credit losses. The allowance for credit losses is maintained by assessing or reversing a provision for loan losses through the Company’s earnings. In estimating credit losses, Management must exercise judgment in evaluating information deemed relevant, such as financial information regarding individual borrowers, overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other information. The amount of ultimate losses on the loan portfolio can vary from the estimated amounts. Management follows a systematic methodology to estimate loss potential in an effort to reduce the differences between estimated and actual losses.

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

Nonperforming Assets

	At June 30,		At December 31,
	2017	2016	2016
	(In thousands)

Nonperforming nonaccrual loans	$2,215	$6,527	$3,956
Performing nonaccrual loans	4,480	7,038	4,429
Total nonaccrual loans	6,695	13,565	8,385
Accruing loans 90 or more days past due	186	356	497
Total nonperforming loans	6,881	13,921	8,882
Other real estate owned	1,645	4,162	3,095
Total nonperforming assets	$8,526	$18,083	$11,977

Nonperforming assets have declined during 2016 and the first half of 2017 due to payoffs and chargeoffs. At June 30, 2017, one loan secured by commercial real estate with a balance of $4.3 million was on nonaccrual status. The remaining nine nonaccrual loans held at June 30, 2017 had an average carrying value of $268 thousand and the largest carrying value was $577 thousand.

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

The following table summarizes the allowance for loan losses, chargeoffs and recoveries for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2017	2016	2017	2016
	($ in thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$24,919	$29,487	$25,954	$29,771
Reversal of provision for loan losses	(1,900)	-	(1,900)	-
Loans charged off
Commercial	(726)	(764)	(829)	(1,935)
Real estate residential	-	-	-	-
Consumer installment and other	(1,158)	(715)	(2,897)	(1,720)
Total chargeoffs	(1,884)	(1,479)	(3,726)	(3,655)
Recoveries of loans previously charged off
Commercial	338	542	498	1,963
Commercial real estate	78	15	88	30
Construction	1,899	-	1,899	-
Consumer installment and other	653	345	1,290	801
Total recoveries	2,968	902	3,775	2,794
Net loan recoveries (losses)	1,084	(577)	49	(861)
Balance, end of period	$24,103	$28,910	$24,103	$28,910

Net loan (recoveries) losses as a percentage of
average total loans (annualized)	(0.33%)	0.16%	(0.01%)	0.12%

The Company's allowance for loan losses is maintained at a level considered appropriate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall loan loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is individually allocated to impaired loans whose full collectability of principal is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. The Company evaluates for impairment all loans with outstanding principal balances in excess of $500 thousand which are classified or on nonaccrual status and all “troubled debt restructured” loans. The remainder of the loan portfolio is collectively evaluated for impairment based in part on quantitative analyses of historical loan loss experience of loan portfolio segments to determine standard loss rates for each segment. The loss rate for each loan portfolio segment reflects both the historical loss experience during a look-back period and a loss emergence period. Liquidating purchased consumer installment loans are evaluated separately by applying historical loss rates to forecasted liquidating principal balances to measure losses inherent in this portfolio segment. The loss rates are applied to segmented loan balances to allocate the allowance to the segments of the loan portfolio.

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of June 30, 2017 is economic and business conditions $0.6 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $1.1 million, adequacy of lending Management and staff $0.9 million and concentrations of credit $1.3 million.

	Allowance for Loan Losses
	For the Three Months Ended June 30, 2017
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,593	$3,522	$112	$1,214	$6,984	$4,494	$24,919
Additions:
(Reversal) provision	(38)	(55)	(1,851)	(109)	736	(583)	(1,900)
Deductions:
Chargeoffs	(726)	-	-	-	(1,158)	-	(1,884)
Recoveries	338	78	1,899	-	653	-	2,968
Net loan (losses) recoveries	(388)	78	1,899	-	(505)	-	1,084
Total allowance for loan losses	$8,167	$3,545	$160	$1,105	$7,215	$3,911	$24,103

	Allowance for Loan Losses
	For the Six Months Ended June 30, 2017
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,327	$3,330	$152	$1,330	$7,980	$4,835	$25,954
Additions:
Provision (reversal)	171	127	(1,891)	(225)	842	(924)	(1,900)
Deductions:
Chargeoffs	(829)	-	-	-	(2,897)	-	(3,726)
Recoveries	498	88	1,899	-	1,290	-	3,775
Net loan (losses) recoveries	(331)	88	1,899	-	(1,607)	-	49
Total allowance for loan losses	$8,167	$3,545	$160	$1,105	$7,215	$3,911	$24,103

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At June 30, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,908	$-	$-	$-	$-	$-	$4,908
Collectively evaluated for impairment	3,259	3,545	160	1,105	7,215	3,911	19,195
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$8,167	$3,545	$160	$1,105	$7,215	$3,911	$24,103
Carrying value of loans:
Individually evaluated for impairment	$10,829	$14,009	$-	$214	$-	$-	$25,052
Collectively evaluated for impairment	333,846	549,820	2,699	72,161	333,877	-	1,292,403
Purchased loans with evidence of credit deterioration	27	543	-	-	316	-	886
Total	$344,702	$564,372	$2,699	$72,375	$334,193	$-	$1,318,341

The portion of the allowance for loan losses ascribed to loan segments declined from June 30, 2016 to June 30, 2017 due to declines in classified loans, delinquent loans, and the overall loan portfolio. The decline in the unallocated portion was due to improved economic conditions within the Company’s geographic markets.

Management considers the $24.1 million allowance for loan losses to be adequate as a reserve against loan losses inherent in the loan portfolio as of June 30, 2017.

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

The Company’s earnings are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States government and its agencies, particularly the Federal Open Market Committee (the “FOMC”). The monetary policies of the FOMC can influence the overall growth of loans, investment securities, and deposits and the level of interest rates earned on assets and paid for liabilities. The nature and impact of future changes in monetary policies are generally not predictable.

Management expects a high level of uncertainty in regard to interest rate levels in the immediate term, and Management’s most likely earnings forecast for the twelve months ending June 30, 2018 assumes market interest rates will gradually rise, with short-term rates rising more than long-term rates.

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

The Company’s asset and liability position was “neutral” to slightly “asset sensitive” at June 30, 2017, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98 percent of funding for average total assets in the first half of 2017 and in 2016. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $3.2 billion in total investment securities at June 30, 2017. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At June 30, 2017, such collateral requirements totaled approximately $795 million.

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

Management continually monitors the Company’s cash levels. Loan demand from credit worthy borrowers will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service, new regulations and market conditions. The Company does not aggressively solicit higher-costing time deposits; as a result, Management anticipates such deposits will decline. Changes in interest rates, most notably rising interest rates, could impact deposit volumes. Depending on economic conditions, interest rate levels, liquidity management and a variety of other conditions, deposit growth may be used to fund loans or purchase investment securities. However, due to possible volatility in economic conditions, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

Westamerica Bancorporation ("Parent Company") is a separate entity apart from Westamerica Bank (“Bank”) and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. The Parent Company currently has no debt. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees.

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $20 million in the first half of 2017 and $40 million in 2016, and retire common stock in the amount of $314 thousand in the first half of 2017 and $6 million in 2016. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 10.6% in the first half of 2017 and 10.9% in 2016. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $18 million in the first half of 2017 and $24 million in 2016.

The Company paid common dividends totaling $20 million in the first half of 2017 and $40 million in 2016, which represent dividends per common share of $0.78 and $1.56, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 6 thousand shares valued at $314 thousand in the first half of 2017 and 137 thousand shares valued at $6 million in 2016.

The Company's primary capital resource is shareholders' equity, which was $596 million at June 30, 2017 compared with $561 million at December 31, 2016. The Company's ratio of equity to total assets was 11.04% at June 30, 2017 and 10.46% at December 31, 2016.

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

The capital ratios for the Company and the Bank under the new capital framework are presented in the table below, on the dates indicated.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At June 30, 2017		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2017		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	15.72%	12.23%	5.75	%(1)	7.00	%(2)	6.50%
Tier I Capital	15.72%	12.23%	7.25	%(1)	8.50	%(2)	8.00%
Total Capital	16.69%	13.41%	9.25	%(1)	10.50	%(2)	10.00%
Leverage Ratio	9.00%	6.96%	4.00%		4.00%		5.00%

(1) Includes 1.25% capital conservation buffer.

(2) Includes 2.5% capital conservation buffer.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At December 31, 2016		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2016		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	14.85%	11.70%	5.125	%(3)	7.00	%(4)	6.50%
Tier I Capital	14.85%	11.70%	6.625	%(3)	8.50	%(4)	8.00%
Total Capital	15.95%	13.02%	8.625	%(3)	10.50	%(4)	10.00%
Leverage Ratio	8.46%	6.63%	4.000%		4.00%		5.00%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2017.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended June 30, 2017 (in thousands, except per share data).

	2017
Period	(a) Total Number of shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
April 1 through April 30	6	$56.51	6	1,744
May 1 through May 31	-	-	-	1,744
June 1 through June 30	-	-	-	1,744
Total	6	$56.51	6	1,744

The Company repurchases shares of its common stock in the open market on a discretionary basis to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

Shares were repurchased during the second quarter 2017 pursuant to a program approved by the Board of Directors on July 28, 2016 authorized the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2017.

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

Date: August 4, 2017

EXHIBIT INDEX

Exhibit 31.1: Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2: Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2: Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101: Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016; (ii) Consolidated Balance Sheets at June 30, 2017, and December 31, 2016; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (vi) Notes to the Unaudited Consolidated Financial Statements.

53