Form 10-Q
period 2017-09-30
WESTAMERICA BANCORPORATION
filed 2017-11-03
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of October 26, 2017

Common Stock,	26,345,570
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

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	At September 30,	At December 31,
	2017	2016
	(In thousands)
Assets:
Cash and due from banks	$561,757	$462,271
Investment securities available for sale	2,090,477	1,890,758
Investment securities held to maturity, with fair values of: $1,208,279 at September 30, 2017 and $1,340,741 at December 31, 2016	1,204,240	1,346,312
Loans	1,284,782	1,352,711
Allowance for loan losses	(23,628)	(25,954)
Loans, net of allowance for loan losses	1,261,154	1,326,757
Other real estate owned	1,426	3,095
Premises and equipment, net	35,507	36,566
Identifiable intangibles, net	4,605	6,927
Goodwill	121,673	121,673
Other assets	164,969	171,724
Total Assets	$5,445,808	$5,366,083

Liabilities:
Noninterest-bearing deposits	$2,128,342	$2,089,443
Interest-bearing deposits	2,606,238	2,615,298
Total deposits	4,734,580	4,704,741
Short-term borrowed funds	66,337	59,078
Other liabilities	40,934	40,897
Total Liabilities	4,841,851	4,804,716

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,319 at September 30, 2017 and 25,907 at December 31, 2016	425,655	404,606
Deferred compensation	1,533	1,533
Accumulated other comprehensive loss	(3,433)	(10,074)
Retained earnings	180,202	165,302
Total Shareholders' Equity	603,957	561,367
Total Liabilities and Shareholders' Equity	$5,445,808	$5,366,083

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$15,082	$16,968	$46,330	$52,904
Investment securities available for sale	11,347	8,796	32,305	24,855
Investment securities held to maturity	6,716	7,704	20,997	23,083
Total Interest and Loan Fee Income	33,145	33,468	99,632	100,842
Interest Expense:
Deposits	461	512	1,395	1,586
Short-term borrowed funds	12	11	34	30
Total Interest Expense	473	523	1,429	1,616
Net Interest and Loan Fee Income	32,672	32,945	98,203	99,226
Reversal of Provision for Loan Losses	-	(3,200)	(1,900)	(3,200)
Net Interest and Loan Fee Income After Reversal of Provision for Loan Losses	32,672	36,145	100,103	102,426
Noninterest Income:
Service charges on deposit accounts	4,989	5,303	14,857	15,790
Merchant processing services	2,153	1,532	6,080	4,699
Debit card fees	1,784	1,587	4,851	4,724
Trust fees	718	686	2,136	2,004
ATM processing fees	684	600	1,914	1,860
Other service fees	652	671	1,964	1,951
Financial services commissions	148	118	484	411
Other noninterest income	1,420	1,101	4,042	3,590
Total Noninterest Income	12,548	11,598	36,328	35,029
Noninterest Expense:
Salaries and related benefits	12,816	13,063	38,867	39,067
Occupancy	3,665	3,749	10,807	10,546
Outsourced data processing services	2,383	2,114	6,710	6,375
Furniture and equipment	1,242	1,211	3,764	3,611
Amortization of identifiable intangibles	760	867	2,322	2,642
Professional fees	512	1,693	1,533	3,183
Courier service	451	451	1,310	1,458
Other real estate owned	221	(206)	54	(487)
Other noninterest expense	2,064	3,146	7,758	10,780
Total Noninterest Expense	24,114	26,088	73,125	77,175
Income Before Income Taxes	21,106	21,655	63,306	60,280
Provision for income taxes	6,089	6,027	17,441	15,880
Net Income	$15,017	$15,628	$45,865	$44,400

Average Common Shares Outstanding	26,309	25,641	26,260	25,558
Average Diluted Common Shares Outstanding	26,404	25,687	26,379	25,595
Per Common Share Data:
Basic earnings	$0.57	$0.61	$1.75	$1.74
Diluted earnings	0.57	0.61	1.74	1.73
Dividends paid	0.39	0.39	1.17	1.17

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$15,017	$15,628	$45,865	$44,400
Other comprehensive income (loss):
Changes in unrealized gains and losses on securities available for sale	4,179	(4,992)	11,413	14,319
Deferred tax (expense) benefit	(1,757)	2,099	(4,799)	(6,020)
Changes in unrealized gains and losses on securities available for sale, net of tax	2,422	(2,893)	6,614	8,299
Post-retirement benefit transition obligation amortization	15	15	45	45
Deferred tax expense	(6)	(6)	(18)	(18)
Post-retirement benefit transition obligation amortization, net of tax	9	9	27	27
Total other comprehensive income (loss)	2,431	(2,884)	6,641	8,326
Total comprehensive income	$17,448	$12,744	$52,506	$52,726

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income (loss)	Earnings	Total
	(In thousands)

Balance, December 31, 2015	25,528	$378,858	$2,578	$675	$150,094	$532,205
Net income for the period					44,400	44,400
Other comprehensive income				8,326		8,326
Exercise of stock options	258	11,588				11,588
Tax benefit increase upon exercise and expiration of stock options		199				199
Restricted stock activity	15	1,798	(1,045)			753
Stock based compensation		1,142				1,142
Stock awarded to employees	1	75				75
Retirement of common stock	(137)	(2,059)			(3,721)	(5,780)
Dividends					(29,912)	(29,912)
Balance, September 30, 2016	25,665	$391,601	$1,533	$9,001	$160,861	$562,996

Balance, December 31, 2016	25,907	$404,606	$1,533	$(10,074)	$165,302	$561,367
Net income for the period					45,865	45,865
Other comprehensive income				6,641		6,641
Exercise of stock options	403	18,988				18,988
Restricted stock activity	13	707				707
Stock based compensation		1,368				1,368
Stock awarded to employees	2	76				76
Retirement of common stock	(6)	(90)			(224)	(314)
Dividends					(30,741)	(30,741)
Balance, September 30, 2017	26,319	$425,655	$1,533	$(3,433)	$180,202	$603,957

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months
	Ended September 30,
	2017	2016
	(In thousands)
Operating Activities:
Net income	$45,865	$44,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,807	14,211
Reversal of provision for loan losses	(1,900)	(3,200)
Net amortization of deferred loan cost (fees)	34	(281)
Decrease in interest income receivable	713	475
Life insurance premiums paid	(126)	(126)
Increase in other assets	(2,088)	(627)
Increase in income taxes payable	2,461	403
Decrease in net deferred tax asset	895	3,258
Tax benefit increase upon exercise and expiration of stock options	-	(199)
Stock option compensation expense	1,368	1,142
Decrease in interest expense payable	(8)	(19)
(Decrease) increase in other liabilities	(1,142)	143
Net writedown of premises and equipment	60	21
Net gain on sale of foreclosed assets	(72)	(1,182)
Writedown of foreclosed assets	219	759
Net Cash Provided by Operating Activities	65,086	59,178
Investing Activities:
Net repayments of loans	69,319	171,573
Net (payments) receipts under FDIC(1) indemnification agreements	(63)	3,180
Purchases of investment securities available for sale	(433,525)	(812,697)
Proceeds from sale/maturity/calls of securities available for sale	238,888	632,795
Purchases of investment securities held to maturity	-	(246,956)
Proceeds from maturity/calls of securities held to maturity	135,208	141,770
Purchases of premises and equipment	(1,980)	(1,299)
Net change in FRB(2) stock	1	-
Proceeds from sale of foreclosed assets	1,521	7,143
Net Cash Provided by (Used in) Investing Activities	9,369	(104,491)
Financing Activities:
Net change in deposits	29,839	104,211
Net change in short-term borrowings	7,259	3,330
Exercise of stock options	18,988	11,588
Tax benefit increase upon exercise and expiration of stock options	-	199
Retirement of common stock	(314)	(5,780)
Common stock dividends paid	(30,741)	(29,912)
Net Cash Provided by Financing Activities	25,031	83,636
Net Change In Cash and Due from Banks	99,486	38,323
Cash and Due from Banks at Beginning of Period	462,271	433,044
Cash and Due from Banks at End of Period	$561,757	$471,367

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$-	$488
Securities purchases pending settlement	811	171
Supplemental disclosure of cash flow activities:
Interest paid for the period	1,437	1,635
Income tax payments for the period	14,657	14,032

See accompanying notes to unaudited consolidated financial statements.

(1) Federal Deposit Insurance Corporation ("FDIC")

(2) Federal Reserve Bank ("FRB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Recently Adopted Accounting Standards

FASB Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, was issued March 30, 2016. The provisions of the new standard changes several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. The Company adopted the ASU provisions effective January 1, 2017, which has the potential to create volatility in the book tax provision at the time nonqualified stock options are exercised or expire. During the first nine months of 2017, 403 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $1.6 million. The first nine months of 2017 income tax provision was $688 thousand lower than would have been under accounting standards prior to the adoption of ASU 2016-09. The Company elected to account for forfeitures as they occur.

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

The Company will be required to adopt the ASU on January 1, 2018. The Company intends to adopt the accounting standard during the first quarter of 2018, as required. The Company has not yet selected a transition method. The Company’s preliminary analysis suggests that the adoption of this accounting standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company will be required to adopt the ASU provisions on January 1, 2018, and for those equity securities with readily determinable fair values, the Company plans to elect the retrospective transition approach with a cumulative effect adjustment to the balance sheet and for those equity securities that do not have readily determinable fair values, the Company plans to elect the prospective transition approach. The adoption of this accounting standard on the Company’s consolidated financial statements will be subject to the price volatility of the equity investments.

FASB ASU 2016-02, Leases (Topic 842), was issued February 25, 2016. The provisions of the new standard require lessees to recognize most leases on-balance sheet, increasing reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP.

The Company will be required to adopt the ASU provisions January 1, 2019, and plans to elect the modified retrospective transition approach. Management is evaluating the impact that the ASU will have on the Company’s financial statements. As of December 31, 2016, the Company leased 61 of its operating facilities; the remaining minimum lease payments were $20.8 million. The Company does not expect a material change in noninterest expenses upon adoption of the new standard.

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

Note 3: Investment Securities

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale
	At September 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities of U.S. Government sponsored entities	$122,280	$19	$(1,840)	$120,459
Agency residential mortgage-backed securities (MBS)	754,138	1,091	(16,011)	739,218
Non-agency residential MBS	164	1	-	165
Agency commercial MBS	1,916	-	(14)	1,902
Securities of U.S. Government entities	1,783	-	(14)	1,769
Obligations of states and political subdivisions	176,182	4,929	(1,610)	179,501
FHLMC(1) and FNMA(2) stock	749	8,811	-	9,560
Corporate securities	1,037,173	2,943	(4,027)	1,036,089
Other securities	2,000	-	(186)	1,814
Total	$2,096,385	$17,794	$(23,702)	$2,090,477

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity
	At September 30, 2017
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Agency residential MBS	$574,017	$949	$(6,802)	$568,164
Non-agency residential MBS	4,628	67	-	4,695
Agency commercial MBS	9,114	1	(82)	9,033
Obligations of states and political subdivisions	616,481	10,999	(1,093)	626,387
Total	$1,204,240	$12,016	$(7,977)	$1,208,279

[The remainder of this page intentionally left blank]

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale
	At December 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities of U.S. Government sponsored entities	$141,599	$35	$(2,974)	$138,660
Agency residential MBS	711,623	921	(21,045)	691,499
Non-agency residential MBS	272	-	(1)	271
Securities of U.S. Government entities	2,041	-	(16)	2,025
Obligations of states and political subdivisions	182,230	5,107	(3,926)	183,411
Asset-backed securities	696	-	(1)	695
FHLMC(1) and FNMA(2) stock	749	10,120	-	10,869
Corporate securities	866,835	1,690	(7,668)	860,857
Other securities	2,034	621	(184)	2,471
Total	$1,908,079	$18,494	$(35,815)	$1,890,758

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity
	At December 31, 2016
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Securities of U.S. Government sponsored entities	$581	$1	$-	$582
Agency residential MBS	668,235	1,122	(8,602)	660,755
Non-agency residential MBS	5,370	76	-	5,446
Agency commercial MBS	9,332	11	(143)	9,200
Obligations of states and political subdivisions	662,794	6,031	(4,067)	664,758
Total	$1,346,312	$7,241	$(12,812)	$1,340,741

The amortized cost and fair value of investment securities by contractual maturity are shown in the following tables at the dates indicated:

	At September 30, 2017
	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$208,391	$208,764	$37,548	$38,399
Over 1 to 5 years	861,895	860,966	278,240	281,577
Over 5 to 10 years	219,648	221,949	290,869	296,357
Over 10 years	45,701	44,370	9,824	10,054
Subtotal	1,335,635	1,336,049	616,481	626,387
MBS	758,001	743,054	587,759	581,892
Other securities	2,749	11,374	-	-
Total	$2,096,385	$2,090,477	$1,204,240	$1,208,279

	At December 31, 2016
	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$154,693	$154,835	$14,961	$15,639
Over 1 to 5 years	750,834	745,219	292,024	292,062
Over 5 to 10 years	238,077	239,153	318,580	319,587
Over 10 years	47,756	44,416	37,810	38,052
Subtotal	1,191,360	1,183,623	663,375	665,340
MBS	713,936	693,795	682,937	675,401
Other securities	2,783	13,340	-	-
Total	$1,908,079	$1,890,758	$1,346,312	$1,340,741

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At September 30, 2017 and December 31, 2016, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of the gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale
	At September 30, 2017
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	6	$89,046	$(1,169)	2	$29,328	$(671)	8	$118,374	$(1,840)
Agency residential MBS	15	336,023	(8,283)	37	202,746	(7,728)	52	538,769	(16,011)
Non-agency residential MBS	1	6	-	-	-	-	1	6	-
Agency commercial MBS	1	1,902	(14)	-	-	-	1	1,902	(14)
Securities of U.S. Government entities	1	896	(6)	2	873	(8)	3	1,769	(14)
Obligations of states and political subdivisions	35	28,910	(592)	24	35,329	(1,018)	59	64,239	(1,610)
Corporate securities	36	299,545	(1,672)	26	166,386	(2,355)	62	465,931	(4,027)
Other securities	-	-	-	1	1,814	(186)	1	1,814	(186)
Total	95	$756,328	$(11,736)	92	$436,476	$(11,966)	187	$1,192,804	$(23,702)

An analysis of gross unrecognized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity
	At September 30, 2017
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	64	$494,096	$(6,320)	8	$19,092	$(482)	72	$513,188	$(6,802)
Agency commercial MBS	-	-	-	1	7,101	(82)	1	7,101	(82)
Obligations of states and political subdivisions	42	40,023	(417)	26	27,693	(676)	68	67,716	(1,093)
Total	106	$534,119	$(6,737)	35	$53,886	$(1,240)	141	$588,005	$(7,977)

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

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of September 30, 2017.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of September 30, 2017, $771,257  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds. As of December 31, 2016, $768,845  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds.

An analysis of gross unrealized losses of investment securities available for sale follows:

	Investment Securities Available for Sale
	At December 31, 2016
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	8	$117,227	$(2,974)	-	$-	$-	8	$117,227	$(2,974)
Agency residential MBS	21	524,269	(16,494)	28	122,901	(4,551)	49	647,170	(21,045)
Non-agency residential MBS	2	246	(1)	-	-	-	2	246	(1)
Securities of U.S. Government entities	2	1,253	(9)	1	772	(7)	3	2,025	(16)
Obligations of states and political subdivisions	43	57,989	(3,905)	3	1,117	(21)	46	59,106	(3,926)
Asset-backed securities	-	-	-	1	695	(1)	1	695	(1)
Corporate securities	53	385,175	(6,551)	27	96,145	(1,117)	80	481,320	(7,668)
Other securities	-	-	-	1	1,816	(184)	1	1,816	(184)
Total	129	$1,086,159	$(29,934)	61	$223,446	$(5,881)	190	$1,309,605	$(35,815)

An analysis of gross unrecognized losses  of investment securities held to maturity follows:

	Investment Securities Held to Maturity
	At December 31, 2016
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	66	$569,876	$(8,285)	3	$10,480	$(317)	69	$580,356	$(8,602)
Agency commercial MBS	-	-	-	1	7,214	(143)	1	7,214	(143)
Obligations of states and political subdivisions	295	272,496	(3,710)	12	13,126	(357)	307	285,622	(4,067)
Total	361	$842,372	$(11,995)	16	$30,820	$(817)	377	$873,192	$(12,812)

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Three Months		For the Nine Months
	Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Taxable	$12,957	$11,024	$37,584	$31,256
Tax-exempt from regular federal income tax	5,106	5,476	15,718	16,682
Total interest income from investment securities	$18,063	$16,500	$53,302	$47,938

Note 4: Loans and Allowance for Loan Losses

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At September 30, 2017	At December 31, 2016
	(In thousands)
Commercial	$316,891	$354,697
Commercial Real Estate	573,717	542,171
Construction	4,992	2,555
Residential Real Estate	69,124	87,724
Consumer Installment & Other	320,058	365,564
Total	$1,284,782	$1,352,711

Total loans outstanding reported above include loans purchased from the FDIC of $90,708  thousand and $121,210 thousand at September 30, 2017 and December 31, 2016, respectively. Loans purchased from the FDIC were separately reported in prior periods and have been reclassified into their respective categories in the current presentation.

Changes in the accretable yield for purchased loans were as follows:

	For the	For the
	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016
Accretable yield:	(In thousands)
Balance at the beginning of the period	$1,237	$1,259
Reclassification from nonaccretable difference	1,504	3,912
Accretion	(1,862)	(3,934)
Balance at the end of the period	$879	$1,237

Accretion	$(1,862)	$(3,934)
Change in FDIC indemnification	192	1,053
(Increase) in interest income	$(1,670)	$(2,881)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses
	For the Three Months Ended September 30, 2017
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,167	$3,545	$160	$1,105	$7,215	$3,911	$24,103
Additions:
(Reversal) provision	(391)	288	136	(50)	167	(150)	-
Deductions:
Chargeoffs	(132)	-	-	-	(886)	-	(1,018)
Recoveries	128	-	-	-	415	-	543
Net loan losses	(4)	-	-	-	(471)	-	(475)
Total allowance for loan losses	$7,772	$3,833	$296	$1,055	$6,911	$3,761	$23,628

	Allowance for Loan Losses
	For the Nine Months Ended September 30, 2017
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,327	$3,330	$152	$1,330	$7,980	$4,835	$25,954
Additions:
(Reversal) provision	(220)	415	(1,755)	(275)	1,009	(1,074)	(1,900)
Deductions:
Chargeoffs	(961)	-	-	-	(3,783)	-	(4,744)
Recoveries	626	88	1,899	-	1,705	-	4,318
Net loan (losses) recoveries	(335)	88	1,899	-	(2,078)	-	(426)
Total allowance for loan losses	$7,772	$3,833	$296	$1,055	$6,911	$3,761	$23,628

	Allowance for Loan Losses
	For the Three Months Ended September 30, 2016
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$10,402	$3,912	$167	$1,636	$7,651	$5,142	$28,910
Additions:
(Reversal) provision	(3,642)	(822)	(22)	(193)	1,777	(298)	(3,200)
Deductions:
Chargeoffs	(88)	-	-	-	(1,848)	-	(1,936)
Recoveries	1,739	509	-	-	337	-	2,585
Net loan recoveries (losses)	1,651	509	-	-	(1,511)	-	649
Total allowance for loan losses	$8,411	$3,599	$145	$1,443	$7,917	$4,844	$26,359

	Allowance for Loan Losses
	For the Nine Months Ended September 30, 2016
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$9,559	$4,212	$235	$1,801	$8,001	$5,963	$29,771
Additions:
(Reversal) provision	(2,827)	(1,152)	(90)	(358)	2,346	(1,119)	(3,200)
Deductions:
Chargeoffs	(2,024)	-	-	-	(3,568)	-	(5,592)
Recoveries	3,703	539	-	-	1,138	-	5,380
Net loan recoveries (losses)	1,679	539	-	-	(2,430)	-	(212)
Total allowance for loan losses	$8,411	$3,599	$145	$1,443	$7,917	$4,844	$26,359

The allowance for loan losses and recorded investment in loans evaluated for impairment were as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At September 30, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,922	$154	$-	$-	$-	$-	$5,076
Collectively evaluated for impairment	2,850	3,679	296	1,055	6,911	3,761	18,552
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$7,772	$3,833	$296	$1,055	$6,911	$3,761	$23,628
Carrying value of loans:
Individually evaluated for impairment	$10,749	$13,973	$-	$211	$-	$-	$24,933
Collectively evaluated for impairment	306,113	559,182	4,992	68,913	319,889	-	1,259,089
Purchased loans with evidence of credit deterioration	29	562	-	-	169	-	760
Total	$316,891	$573,717	$4,992	$69,124	$320,058	$-	$1,284,782

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At September 30, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$304,710	$551,222	$4,992	$66,164	$317,933	$1,245,021
Substandard	12,181	22,495	-	2,960	1,603	39,239
Doubtful	-	-	-	-	6	6
Loss	-	-	-	-	516	516
Total	$316,891	$573,717	$4,992	$69,124	$320,058	$1,284,782

Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$340,973	$515,045	$2,555	$84,384	$362,597	$1,305,554
Substandard	13,724	25,830	-	3,340	2,477	45,371
Doubtful	-	1,296	-	-	10	1,306
Loss	-	-	-	-	480	480
Total	$354,697	$542,171	$2,555	$87,724	$365,564	$1,352,711

Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

[The remainder of this page intentionally left blank]

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At September 30, 2017
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$316,150	$404	$66	$-	$271	$316,891
Commercial real estate	565,377	2,820	8	-	5,512	573,717
Construction	4,992	-	-	-	-	4,992
Residential real estate	69,124	-	-	-	-	69,124
Consumer installment and other	315,520	3,351	753	434	-	320,058
Total	$1,271,163	$6,575	$827	$434	$5,783	$1,284,782

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2016
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$353,497	$966	$40	$-	$194	$354,697
Commercial real estate	533,377	1,460	445	-	6,889	542,171
Construction	2,329	226	-	-	-	2,555
Residential real estate	86,098	528	37	-	1,061	87,724
Consumer installment and other	360,549	3,288	989	497	241	365,564
Total	$1,335,850	$6,468	$1,511	$497	$8,385	$1,352,711

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2017 and December 31, 2016.

The following summarizes impaired loans:

	Impaired Loans			Impaired Loans
	At September 30, 2017			At December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)			(In thousands)
With no related allowance recorded:
Commercial	$1,246	$1,308	$-	$1,234	$1,303	$-
Commercial real estate	12,726	14,817	-	13,233	15,610	-
Residential real estate	211	241	-	1,279	1,309	-
Consumer installment and other	169	276	-	569	675	-
Total with no related allowance recorded	14,352	16,642	-	16,315	18,897	-

With an allowance recorded:
Commercial	9,803	9,803	4,922	10,163	10,172	5,048
Commercial real estate	1,809	1,811	154	-	-	-
Total with an allowance recorded	11,612	11,614	5,076	10,163	10,172	5,048
Total	$25,964	$28,256	$5,076	$26,478	$29,069	$5,048

Impaired loans include troubled debt restructured loans. Impaired loans at September 30, 2017, included $12,365 thousand of restructured loans, $5,044 thousand of which were on nonaccrual status. Impaired loans at December 31, 2016, included $12,381 thousand of restructured loans, $5,302 thousand of which were on nonaccrual status.

[The remainder of this page intentionally left blank]

	Impaired Loans
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2017		2016		2017		2016
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income	Investment	Income	Investment	Income
	(In thousands)
Commercial	$11,125	$130	$12,858	$126	$11,203	$366	$13,454	$394
Commercial real estate	14,681	208	14,486	188	14,826	669	17,991	549
Construction	-	-	-	-	-	-	136	-
Residential real estate	365	4	530	4	494	13	693	13
Consumer installment and other	340	3	545	6	466	17	435	18
Total	$26,511	$345	$28,419	$324	$26,989	$1,065	$32,709	$974

The following table provides information on troubled debt restructurings:

	Troubled Debt Restructurings
	At September 30, 2017
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial	7	$2,393	$1,140	$49
Commercial real estate	11	11,847	11,014	-
Residential real estate	1	241	211	-
Total	19	$14,481	$12,365	$49

	Troubled Debt Restructurings
	At December 31, 2016
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial	7	$2,719	$1,489	$113
Commercial real estate	10	11,257	10,673	-
Residential real estate	1	241	219	-
Total	18	$14,217	$12,381	$113

During the three and nine months ended September 30, 2017, the Company modified one loan with a carrying value of $50 thousand and four loans with a carrying value of $699 thousand, respectively, that were considered troubled debt restructurings. The four concessions granted in the first nine months of 2017 consisted of modifications of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms. During the three and nine months ended September 30, 2016, the Company modified zero loans and four loans with a total carrying value of $4,843 thousand, respectively, that were considered troubled debt restructurings. The concessions granted in the four restructurings completed in the first nine months of 2016 consisted of three modifications of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms and one court order requiring under-market terms. During the three and nine months ended September 30, 2017, one troubled debt restructured loan with a carrying value of $58 thousand was charged off. There were no chargeoffs related to troubled debt restructurings made during the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2017 and 2016, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

There were no loans restricted due to collateral requirements at September 30, 2017 and December 31, 2016.

There were no loans held for sale at September 30, 2017 and December 31, 2016.

At September 30, 2017 and December 31, 2016, the Company held total other real estate owned (OREO) of $1,426 thousand net of reserve of $1,905 thousand and $3,095 thousand net of reserve of $1,816 thousand, respectively, of which $-0-  thousand was foreclosed residential real estate properties or covered OREO at both dates. There were no consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process at September 30, 2017 and December 31, 2016.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At September 30, 2017, Westamerica Bank did not have credit extended to any one entity exceeding these limits. At September 30, 2017, Westamerica Bank had 38 lending relationships each with aggregate loans exceeding $5 million. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $58,046 thousand and $57,721 thousand at September 30, 2017 and December 31, 2016, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At September 30, 2017, Westamerica Bank held corporate bonds in 66 issuing entities that exceeded $5 million for each issuer.

Note 6: Other Assets

Other assets consisted of the following:

	At September 30, 2017	At December 31, 2016
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,068	$14,069
Other investments	159	201
Total cost method equity investments	14,227	14,270
Life insurance cash surrender value	53,459	51,535
Net deferred tax asset	49,514	55,417
Limited partnership investments	11,241	12,591
Interest receivable	20,776	21,489
Prepaid assets	3,969	4,825
Other assets	11,783	11,597
Total other assets	$164,969	$171,724

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

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At September 30, 2017, this investment totaled $11,241 thousand and $2,299  thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2016, this investment totaled $12,591 thousand and $2,299  thousand of this amount represented outstanding equity capital commitments. At September 30, 2017, the $2,299 thousand of outstanding equity capital commitments are expected to be paid as follows, $722 thousand in 2020, $131 thousand in 2023, $90 thousand in 2024 and $1,356 thousand in 2025 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Nine Months Ended
	September 30,
	2017	2016	2017	2016
	(In thousands)
Investment loss included in pre-tax income	$450	$675	$1,350	$2,025
Tax credits recognized in provision for income taxes	463	562	1,388	1,723

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three and nine months ended September 30, 2017 and year ended December 31, 2016. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three and nine months ended September 30, 2017 and year ended December 31, 2016, no such adjustments were recorded.

The carrying values of goodwill were:

	At September 30, 2017	At December 31, 2016
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At September 30, 2017		At December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(52,271)	$56,808	$(50,074)
Merchant Draft Processing Intangible	10,300	(10,232)	10,300	(10,107)
Total Identifiable Intangible Assets	$67,108	$(62,503)	$67,108	$(60,181)

As of September 30, 2017, the current period and estimated future amortization expense for identifiable intangible assets was:

		Merchant
	Core	Draft
	Deposit	Processing
	Intangibles	Intangible	Total
	(In thousands)
For the Nine Months ended September 30, 2017 (actual)	$2,197	$125	$2,322
Estimate for the remainder of year ending December 31, 2017	716	39	755
Estimate for year ending December 31, 2018	1,892	29	1,921
2019	538	-	538
2020	287	-	287
2021	269	-	269
2022	252	-	252

[The remainder of this page intentionally left blank]

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At September 30, 2017	At December 31, 2016
	(In thousands)
Noninterest-bearing	$2,128,342	$2,089,443
Interest-bearing:
Transaction	873,145	865,701
Savings	1,491,168	1,493,427
Time deposits less than $100 thousand	124,252	133,712
Time deposits $100 thousand through $250 thousand	79,614	84,925
Time deposits more than $250 thousand	38,059	37,533
Total deposits	$4,734,580	$4,704,741

Demand deposit overdrafts of $1,179  thousand and $2,679  thousand were included as loan balances at September 30, 2017 and December 31, 2016, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $103 thousand and $314 thousand for the three and nine months ended September 30, 2017, respectively and $124 thousand and $395 thousand for the three and nine months ended September 30, 2016, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At September 30, 2017	At December 31, 2016
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$74,852	$74,031
Agency residential MBS	60,023	63,277
Corporate securities	105,698	90,554
Total collateral carrying value	$240,573	$227,862
Total short-term borrowed funds	$66,337	$59,078

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

The Company regularly reviews the valuation techniques and assumptions used by its vendors and determines which valuation techniques are utilized based on observable market inputs for the type of securities being measured. The Company uses the information to determine the placement in the fair value hierarchy as level 1, 2 or 3. When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, or reevaluates the valuation techniques and assumptions used by its vendors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new information. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the nine months ended September 30, 2017 and year ended December 31, 2016, there were no transfers in or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At September 30, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Securities of U.S. Government sponsored entities	$120,459	$-	$120,459	$-
Agency residential MBS	739,218	-	739,218	-
Non-agency residential MBS	165	-	165	-
Agency commercial MBS	1,902	-	1,902	-
Securities of U.S. Government entities	1,769	-	1,769	-
Obligations of states and political subdivisions	179,501	-	179,501	-
FHLMC and FNMA stock	9,560	13	9,547	-
Corporate securities	1,036,089	-	1,036,089	-
Other securities	1,814	-	1,814	-
Total securities available for sale	$2,090,477	$13	$2,090,464	$-

[The remainder of this page intentionally left blank]

	At December 31, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Securities of U.S. Government sponsored entities	$138,660	$-	$138,660	$-
Agency residential MBS	691,499	-	691,499	-
Non-agency residential MBS	271	-	271	-
Securities of U.S. Government entities	2,025	-	2,025	-
Obligations of states and political subdivisions	183,411	-	183,411	-
Asset-backed securities	695	-	695	-
FHLMC and FNMA stock	10,869	17	10,852	-
Corporate securities	860,857	-	860,857	-
Other securities	2,471	656	1,815	-
Total securities available for sale	$1,890,758	$673	$1,890,085	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at September 30, 2017 and December 31, 2016, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Nine Months Ended
	At September 30, 2017				September 30, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$1,426	$-	$-	$1,426	$(219)
Impaired loans	10,821	-	-	10,821	-
Total assets measured at fair value on a nonrecurring basis	$12,247	$-	$-	$12,247	$(219)

					For the
					Year Ended
	At December 31, 2016				December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$3,095	$-	$-	$3,095	$(705)
Impaired loans	9,525	-	-	9,525	-
Total assets measured at fair value on a nonrecurring basis	$12,620	$-	$-	$12,620	$(705)

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

Loans Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $23,628 thousand at September 30, 2017 and $25,954 thousand at December 31, 2016 was applied against the estimated fair values to recognize estimated future defaults of contractual cash flows. The Company does not consider these values to be a liquidation price for the loans.

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

	At September 30, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$561,757	$561,757	$561,757	$-	$-
Investment securities held to maturity	1,204,240	1,208,279	-	1,208,279	-
Loans	1,261,154	1,264,503	-	-	1,264,503

Financial Liabilities:
Deposits	$4,734,580	$4,731,990	$-	$4,492,655	$239,335
Short-term borrowed funds	66,337	66,337	-	66,337	-

	At December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$462,271	$462,271	$462,271	$-	$-
Investment securities held to maturity	1,346,312	1,340,741	-	1,340,741	-
Loans	1,326,757	1,337,774	-	-	1,337,774

Financial Liabilities:
Deposits	$4,704,741	$4,702,797	$-	$4,448,571	$254,226
Short-term borrowed funds	59,078	59,078	-	59,078	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $307,269 thousand and $304,508 thousand at September 30, 2017 and December 31, 2016, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $19,956 thousand and $21,732 thousand at September 30, 2017 and December 31, 2016, respectively. The Company had no commitments outstanding for commercial and similar letters of credit at September 30, 2017 and December 31, 2016. The Company had a reserve for unfunded commitments of $2,308 thousand at September 30, 2017 and $2,408 thousand at December 31, 2016, included in other liabilities.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount can be reasonably estimated.

The Company has determined that it will be obligated to provide refunds of revenue recognized in prior years to some customers. The Company is not yet able to quantify the amount of refunds and has therefore not accrued a liability.  The Company will provide additional information and accrue a liability when a determination of the probable amount of these obligations is made.

The October 2017 California wildfires have disrupted operations in the Company's geographic footprint mainly due to temporary power outages, unhealthy air quality, and evacuations affecting some branches and an operations center. The Company maintains secondary power generation capability at its principal operations center. The Company maintains, and regularly tests, disaster recovery plans and protocols to be prepared for disasters such as these wildfires. The Company has not experienced a casualty loss as of the date of this report, but does carry customary casualty insurance to protect against such risk.

Management has performed an initial evaluation of loss exposure caused by the wildfires within the Company's loan portfolio and investment portfolio; Management has not identified any increased risk of loss, however, continuing Management evaluations and further wildfire developments could result in identification of losses which are not currently apparent.

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

	For the Three Months		For the Nine Months
	Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$15,017	$15,628	$45,865	$44,400
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,309	25,641	26,260	25,558
Basic earnings per common share	$0.57	$0.61	$1.75	$1.74
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,309	25,641	26,260	25,558
Add common stock equivalents for options	95	46	119	37
Weighted average number of common shares outstanding - diluted (denominator)	26,404	25,687	26,379	25,595
Diluted earnings per common share	$0.57	$0.61	$1.74	$1.73

For the three and nine months ended September 30, 2017, options to purchase 376 thousand and 343 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months		For the Nine Months
	Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE)(1)	$35,680	$36,176	$107,474	$109,118
Reversal of Provision for Loan Losses	-	(3,200)	(1,900)	(3,200)
Noninterest Income	12,548	11,598	36,328	35,029
Noninterest Expense	24,114	26,088	73,125	77,175
Income Before Income Taxes (FTE)(1)	24,114	24,886	72,577	70,172
Income Tax Provision (FTE)(1)	9,097	9,258	26,712	25,772
Net Income	$15,017	$15,628	$45,865	$44,400

Average Common Shares Outstanding	26,309	25,641	26,260	25,558
Average Diluted Common Shares Outstanding	26,404	25,687	26,379	25,595
Common Shares Outstanding at Period End	26,319	25,665

Per Common Share:
Basic Earnings	$0.57	$0.61	$1.75	$1.74
Diluted Earnings	0.57	0.61	1.74	1.73
Book Value	$22.95	$21.94

Financial Ratios:
Return on Assets	1.09%	1.18%	1.13%	1.14%
Return on Common Equity	9.94%	11.39%	10.36%	11.04%
Net Interest Margin (FTE)(1)	3.10%	3.21%	3.12%	3.27%
Net Loan Losses (Recoveries) to Average Loans	0.15%	(0.19%)	0.04%	0.02%
Efficiency Ratio(2)	50.0%	54.6%	50.9%	53.5%

Average Balances:
Assets	$5,441,612	$5,253,502	$5,407,661	$5,204,418
Earning Assets	4,587,848	4,489,317	4,601,931	4,448,261
Loans	1,287,740	1,386,186	1,325,128	1,447,061
Deposits	4,714,579	4,588,762	4,692,330	4,552,819
Shareholders' Equity	599,473	545,771	591,691	537,010

Period End Balances:
Assets	$5,445,808	$5,306,778
Earning Assets	4,579,499	4,537,756
Loans	1,284,782	1,364,329
Deposits	4,734,580	4,644,870
Shareholders' Equity	603,957	562,996

Capital Ratios at Period End:
Total Risk Based Capital	16.71%	15.16%
Tangible Equity to Tangible Assets	8.98%	8.37%

Dividends Paid Per Common Share	$0.39	$0.39	$1.17	$1.17
Common Dividend Payout Ratio	68%	64%	67%	68%

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

The funding of the Company’s earning assets is primarily customer deposits. The Company’s long-term strategy includes maximizing checking and savings deposits as these types of deposits are lower-cost and less sensitive to changes in interest rates compared to time deposits. The first nine months of 2017 average volume of checking and savings deposits was 95 percent of average total deposits.

The Company recognized a reversal of the provision for loan losses of $1.9 million in the first nine months of 2017. Credit quality improved during the first nine months of 2017 with nonperforming assets declining $4 million to $8 million at September 30, 2017. The Company’s net losses were $426 thousand for the first nine months of 2017. These developments were reflected in Management’s evaluation of credit quality, the level of the provision for loan losses, and the adequacy of the allowance for loan losses at September 30, 2017.

The Company’s long-term strategy also includes controlling operating costs, or “noninterest expense.” Noninterest expense of $73.1 million for the first nine months of 2017 was $4.1 million lower than for the first nine months of 2016.

The Company presents its net interest margin and net interest income on an FTE basis using the current statutory federal tax rate. Management believes the FTE basis is valuable to the reader because the Company’s loan and investment securities portfolios contain a relatively large portion of municipal loans and securities that are federally tax exempt. The Company’s tax exempt loans and securities composition may not be similar to that of other banks. Therefore in order to reflect the impact of the federally tax exempt loans and securities on the net interest margin and net interest income for comparability with other banks, the Company presents its net interest margin and net interest income on an FTE basis.

The Company’s significant accounting policies (see Note 1 (“Summary of Significant Accounting Policies”) to Financial Statements in the Company’s 2016 Form 10-K) are fundamental to understanding the Company’s results of operations and financial condition. The Company adopted the FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting effective January 1, 2017.

The Company reported net income of $15.0 million or $0.57 diluted earnings per common share for the third quarter 2017 and net income of $45.9 million or $1.74 diluted earnings per common share for the nine months ended September 30, 2017. Second quarter 2017 results included a $1.9 million reversal of provision for loan losses which accounted for $0.04 of the quarter’s diluted earnings per common share. Third quarter and first nine months of 2017 results reflect the Company’s prospective adoption of ASU 2016-09; first quarter 2017 diluted earnings per common share measured $0.02 higher than would have been measured under accounting standards applied in 2016. The adoption of ASU 2016-09 did not affect second or third quarter 2017 results by a meaningful amount. Third quarter and first nine months of 2017 results compare to net income of $15.6 million or $0.61 diluted earnings per common share for the third quarter 2016 and net income of $44.4 million or $1.73 diluted earnings per common share for the nine months ended September 30, 2016.

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net interest and fee income (FTE)	$35,680	$36,176	$107,474	$109,118
Reversal of provision for loan losses	-	3,200	1,900	3,200
Noninterest income	12,548	11,598	36,328	35,029
Noninterest expense	(24,114)	(26,088)	(73,125)	(77,175)
Income before income taxes (FTE)	24,114	24,886	72,577	70,172
Income tax provision (FTE)	(9,097)	(9,258)	(26,712)	(25,772)
Net income	$15,017	$15,628	$45,865	$44,400

Average diluted common shares	26,404	25,687	26,379	25,595
Diluted earnings per common share	$0.57	$0.61	$1.74	$1.73

Average total assets	$5,441,612	$5,253,502	$5,407,661	$5,204,418
Net income to average total assets (annualized)	1.09%	1.18%	1.13%	1.14%
Net income to average common shareholders' equity (annualized)	9.94%	11.39%	10.36%	11.04%

Net income for the third quarter 2017 was $611 thousand less than the third quarter 2016, the net result of a reversal of provision for loan losses in the third quarter 2016 and lower net interest and fee income (FTE) in the third quarter 2017, partially offset by higher noninterest income and lower noninterest expense and lower income tax provision (FTE) in the third quarter 2017. The decline in net interest and loan fee income (FTE) in the third quarter 2017 compared with the third quarter 2016 was mostly attributable to lower average balances of loans and lower net yield on those loans, partially offset by higher average balances of investments and higher net yield on those investments. The Company recorded no provision for loan losses in the current quarter and a $3.2 million reversal of provision for loan losses for the third quarter 2016, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest income increased primarily due to higher merchant processing services and debit card fees, partially offset by lower service charges on deposit accounts. Noninterest expense decreased due to reductions in professional fees, limited partnership operating losses, intangible amortization, correspondent service charges, offset in part by higher outsourced data processing and other real estate owned expenses. Third quarter 2017 tax provision (FTE) was lower than third quarter 2016 primarily due to lower pre-tax income, higher levels of federally tax-exempt income on interest-earning assets relative to pre-tax income. The ASU 2016-09 did not affect third quarter 2017 results by a meaningful amount.

Comparing the first nine months of 2017 with the first nine months of 2016, net income increased $1.5 million due to higher noninterest income and lower noninterest expense, partially offset by lower net interest and fee income (FTE), a lower reversal of provision for loan losses, and higher income tax provision (FTE). Net interest and loan fee income (FTE) decreased in the first nine months of 2017 compared with first nine months of 2016 mostly attributable to lower average balances of loans and lower net yield on those loans, partially offset by higher average balances of investments. The Company recorded a $1.9 million reversal of provision for loan losses for the first nine months of 2017 and a $3.2 million reversal of provision for loan losses for the first nine months of 2016, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest income increased primarily due to higher merchant processing services fees, partially offset by lower service charges on deposit accounts. Noninterest expense decreased due to reductions in professional fees, correspondent service charges, insurance premiums, limited partnership operating losses and intangible amortization, partially offset by higher outsourced data processing and other real estate owned expenses. The tax provision (FTE) for the first nine months of 2017 was higher than in the first nine months of 2016 primarily due to higher pre-tax income, reduced levels of federally tax-exempt income on interest-earning assets relative to pre-tax income, and lower tax credits. The first nine months of 2017 income tax provision was $688 thousand lower than would have been under accounting standards prior to the adoption of ASU 2016-09.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
Interest and loan fee income	$33,145	$33,468	$99,632	$100,842
Interest expense	(473)	(523)	(1,429)	(1,616)
FTE adjustment	3,008	3,231	9,271	9,892
Net interest and loan fee income (FTE)	$35,680	$36,176	$107,474	$109,118

Average earning assets	$4,587,848	$4,489,317	$4,601,931	$4,448,261
Net interest margin (FTE) (annualized)	3.10%	3.21%	3.12%	3.27%

Net interest and loan fee income (FTE) decreased $496 thousand in the third quarter 2017 compared with third quarter 2016 mostly attributable to lower average balances of loans (down $98 million) and lower net yield on those loans (down 0.22%), partially offset by higher average balances of investments (up $197 million) and higher net yield on those investments (up 0.01%).

Comparing the first nine months of 2017 with the first nine months of 2016, net interest and loan fee income (FTE) decreased $1.6 million mostly due to lower average balances of loans (down $122 million) and lower net yield on those loans (down 0.21%), partially offset by higher average balances of investments (up $276 million).

Yields on interest-earning assets declined due to relatively low interest rates prevailing in the market. The annualized net interest margin (FTE) was 3.10% in the third quarter 2017 and 3.12% in the first nine months of 2017 compared with 3.21% in the third quarter 2016 and 3.27% in the first nine months of 2016. The volume of older-dated higher-yielding loans and municipal bonds declined due to principal maturities and paydowns. The Company, in anticipation of rising interest rates, has been purchasing shorter-duration investment securities with lower yields than longer-duration securities to increase liquidity. The Company’s high levels of liquidity will provide an opportunity to invest in higher yielding assets assuming market interest rates increase to levels higher than yields on maturing securities and security paydowns.

The Company has been replacing higher-cost funding sources with low-cost deposits and interest expense has declined to offset some of the decline in interest income. Average balances of time deposits declined $28 million from the first nine months of 2016 to first nine months of 2017 while lower-cost checking and savings deposits grew 4% in the same period. Average balances of checking and saving deposits accounted for 94.7% of average total deposits in the nine months of 2017 compared with 93.9% in the first nine months of 2016.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (annualized) for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2017	2016	2017	2016

Yield on earning assets (FTE)	3.14%	3.26%	3.16%	3.32%
Rate paid on interest-bearing liabilities	0.07%	0.08%	0.07%	0.08%
Net interest spread (FTE)	3.07%	3.18%	3.09%	3.24%
Impact of noninterest-bearing demand deposits	0.03%	0.03%	0.03%	0.03%
Net interest margin (FTE)	3.10%	3.21%	3.12%	3.27%

During 2016 and through the third quarter 2017, the net interest margin (FTE) was affected by historically low market interest rates. The changing composition of interest-earning assets and low market rates has pressured the net interest margin. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost time deposits and increasing balances of checking and savings deposits, which earn relatively low interest rates and are less volatile than time deposits during periods of rising market interest rates.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2017
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,496,470	$12,957	2.08%
Tax-exempt (1)	803,638	7,847	3.91%
Total investments (1)	3,300,108	20,804	2.52%
Loans:
Taxable	1,225,937	14,586	4.72%
Tax-exempt (1)	61,803	763	4.90%
Total loans (1)	1,287,740	15,349	4.73%
Total Interest-earning assets (1)	4,587,848	36,153	3.14%
Other assets	853,764
Total assets	$5,441,612

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,103,042	$-	-%
Savings and interest-bearing transaction	2,367,501	280	0.05%
Time less than $100,000	135,363	78	0.23%
Time $100,000 or more	108,673	103	0.38%
Total interest-bearing deposits	2,611,537	461	0.07%
Short-term borrowed funds	76,083	12	0.06%
Total interest-bearing liabilities	2,687,620	473	0.07%
Other liabilities	51,477
Shareholders' equity	599,473
Total liabilities and shareholders' equity	$5,441,612
Net interest spread (1) (2)			3.07%
Net interest and fee income and interest margin (1) (3)		$35,680	3.10%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Nine Months Ended September 30, 2017
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,459,360	$37,584	2.04%
Tax-exempt (1)	817,443	24,154	3.94%
Total investments (1)	3,276,803	61,738	2.51%
Loans:
Taxable	1,261,726	44,777	4.74%
Tax-exempt (1)	63,402	2,388	5.04%
Total loans (1)	1,325,128	47,165	4.76%
Total Interest-earning assets (1)	4,601,931	108,903	3.16%
Other assets	805,730
Total assets	$5,407,661

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,069,521	$-	-%
Savings and interest-bearing transaction	2,373,814	839	0.05%
Time less than $100,000	138,483	242	0.23%
Time $100,000 or more	110,512	314	0.38%
Total interest-bearing deposits	2,622,809	1,395	0.07%
Short-term borrowed funds	71,976	34	0.06%
Total interest-bearing liabilities	2,694,785	1,429	0.07%
Other liabilities	51,664
Shareholders' equity	591,691
Total liabilities and shareholders' equity	$5,407,661
Net interest spread (1) (2)			3.09%
Net interest and fee income and interest margin (1) (3)		$107,474	3.12%

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended September 30, 2017
	Compared with
	For the Three Months Ended September 30, 2016
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$1,122	$811	$1,933
Tax-exempt (1)	(338)	(230)	(568)
Total investments (1)	784	581	1,365
Loans:
Taxable	(1,154)	(684)	(1,838)
Tax-exempt (1)	(47)	(26)	(73)
Total loans (1)	(1,201)	(710)	(1,911)
Total decrease in interest and loan fee income (1)	(417)	(129)	(546)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	12	(25)	(13)
Time less than $100,000	(10)	(7)	(17)
Time $100,000 or more	(10)	(11)	(21)
Total interest-bearing deposits	(8)	(43)	(51)
Short-term borrowed funds	1	-	1
Total decrease in interest expense	(7)	(43)	(50)
Decrease in net interest and loan fee income (1)	$(410)	$(86)	$(496)

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Nine Months Ended September 30, 2017
	Compared with
	For the Nine Months Ended September 30, 2016
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$4,242	$2,086	$6,328
Tax-exempt (1)	(561)	(917)	(1,478)
Total investments (1)	3,681	1,169	4,850
Loans:
Taxable	(4,363)	(2,010)	(6,373)
Tax-exempt (1)	(201)	(107)	(308)
Total loans (1)	(4,564)	(2,117)	(6,681)
Total decrease in interest and loan fee income (1)	(883)	(948)	(1,831)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	42	(81)	(39)
Time less than $100,000	(36)	(35)	(71)
Time $100,000 or more	(33)	(48)	(81)
Total interest-bearing deposits	(27)	(164)	(191)
Short-term borrowed funds	4	-	4
Total decrease in interest expense	(23)	(164)	(187)
Decrease in net interest and loan fee income (1)	$(860)	$(784)	$(1,644)

Provision for Loan Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for loan losses reflects Management's assessment of credit risk in the loan portfolio during each of the periods presented.

The Company provided no provision for loan losses in the three months ended September 30, 2017 and recorded a reversal of the provision for loan losses of $1.9 million in the nine months ended September 30, 2017. The Company recorded a reversal of the provision for loan losses of $3.2 million in the three and nine months ended September 30, 2016. During the nine months ended September 30, 2017, classified loans declined $7.4 million to $39.8 million (total classified loans included nonperforming loans of $6.4 million). The Company realized net loan losses of $426 thousand for the first nine months of 2017; these developments were reflected in Management’s evaluation of credit quality, the level of the provision for loan losses, and the adequacy of the allowance for loan losses at September 30, 2017. Management’s evaluation of credit quality includes originated and purchased loans. The Company recorded purchased loans at estimated fair value upon the acquisition dates. Such estimated fair values were recognized for individual loans, although small balance homogenous loans were pooled for valuation purposes. The valuation discounts recorded for purchased loans included Management’s assessment of the risk of principal loss under economic and borrower conditions prevailing on the dates of purchase. The purchased County Bank loans secured by single-family residential real estate are “covered” through February 6, 2019 by loss-sharing agreements the Company entered with the FDIC which mitigates losses during the term of the agreements. Any deterioration in estimated value related to principal loss subsequent to the acquisition dates requires additional loss recognition through a provision for loan losses. No assurance can be given future provisions for loan losses related to purchased loans will not be necessary. For further information regarding credit risk, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this Report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Service charges on deposit accounts	$4,989	$5,303	$14,857	$15,790
Merchant processing services	2,153	1,532	6,080	4,699
Debit card fees	1,784	1,587	4,851	4,724
Trust fees	718	686	2,136	2,004
ATM processing fees	684	600	1,914	1,860
Other service fees	652	671	1,964	1,951
Financial services commissions	148	118	484	411
Other noninterest income	1,420	1,101	4,042	3,590
Total	$12,548	$11,598	$36,328	$35,029

Noninterest income for the third quarter 2017 increased by $950 thousand from the third quarter 2016. Merchant processing services fees increased $621 thousand primarily due to increased transaction volumes. Service charges on deposit accounts decreased $314 thousand due to declines in fees charged on overdrawn and insufficient funds accounts (down $255 thousand) and lower fees on analyzed accounts (down $60 thousand).

In the first nine months of 2017, noninterest income increased $1.3 million compared with the first nine months of 2016. Merchant processing services fees increased $1.4 million primarily due to higher transaction volumes. Trust fees increased $132 thousand due to successful sales efforts. Offsetting the increase were service charges on deposits which decreased $933 thousand due to declines in fees charged on overdrawn and insufficient funds accounts (down $746 thousand) and lower fees on analyzed accounts (down $212 thousand).

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Salaries and related benefits	$12,816	$13,063	$38,867	$39,067
Occupancy	3,665	3,749	10,807	10,546
Outsourced data processing services	2,383	2,114	6,710	6,375
Furniture and equipment	1,242	1,211	3,764	3,611
Amortization of identifiable intangibles	760	867	2,322	2,642
Professional fees	512	1,693	1,533	3,183
Courier service	451	451	1,310	1,458
Other real estate owned	221	(206)	54	(487)
Other noninterest expense	2,064	3,146	7,758	10,780
Total	$24,114	$26,088	$73,125	$77,175

Noninterest expense decreased $2.0 million in the third quarter 2017 compared with the third quarter 2016. Professional fees decreased $1.2 million due to lower legal fees associated with nonperforming assets. Other noninterest expense decreased $1.1 million primarily due to decreases in correspondent bank service charges and limited partnership operating losses. Salaries and related benefits decreased $247 thousand mostly due to attrition. Amortization of intangibles decreased $107 thousand as assets are amortized on a declining balance method. Offsetting the decrease were higher expenses for other real estate owned and outsourced data processing. Expenses of other real estate owned increased $427 thousand due to a writedown of a foreclosed property in the current quarter and gains on sale of foreclosed assets in the third quarter 2016.

In the first nine months of 2017, noninterest expense decreased $4.1 million compared with the first nine months of 2016. Other noninterest expense decreased $3.0 million primarily due to decreases in correspondent bank service charges, limited partnership operating losses and insurance premiums. Professional fees decreased $1.7 million due to lower legal fees associated with nonperforming assets. Amortization of intangibles decreased $320 thousand as assets are amortized on a declining balance method. Salaries and related benefits decreased $200 thousand mostly due to attrition, partially offset by higher stock option expense. Offsetting the decrease were higher expenses for other real estate owned, outsourced data processing, occupancy and furniture and equipment. Expenses of other real estate owned increased $541 thousand due to lower gains on sale of foreclosed assets. Expenses for occupancy and furniture and equipment increased due to technology upgrades.

Provision for Income Tax

The Company recorded an income tax provision (FTE) of $9.1 million for the third quarter 2017 and $26.7 million for the first nine months of 2017. Effective January 1, 2017, the Company adopted ASU 2016-09 which has the potential to create volatility in the book tax provision at the time nonqualified stock options are exercised or expire. During the first nine months of 2017, 403 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $1.6 million. The first nine months of 2017 income tax provision was $688 thousand lower than would have been under accounting standards prior to the adoption of ASU 2016-09. Third quarter and first nine months of 2017 income tax provision (FTE) compared with $9.3 million and $25.8 million for the third quarter and first nine months of 2016, respectively. The effective tax rates (FTE) of 37.7% and 36.8% for the third quarter and first nine months of 2017, respectively, compared with 37.2% and 36.7% for the third quarter and first nine months of 2016, respectively. The third quarter and first nine months of 2017 effective tax rates (FTE) would have been 37.8% and 37.8%, respectively, under accounting rules applied in 2016.

Investment Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, and other securities.

Management has increased the investment securities portfolio in response to deposit growth and loan volume declines. The carrying value of the Company’s investment securities portfolio was $3.3 billion as of September 30, 2017 and $3.2 billion as of December 31, 2016.

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

As of September 30, 2017, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in our internal analyses compared with the ratings assigned by the third party credit rating agencies.

During the third quarter 2017, the Atlantic hurricane season caused severe damage within many US States and Territories. Management has evaluated investment security exposures within the counties receiving disaster designations. The Company’s exposures are limited to municipal and corporate bond investment securities from issuers within Texas, Florida and Georgia counties. The Company holds municipal bonds of $19 million issued by seventeen municipalities within Texas counties, $9 million issued by nine municipalities within Florida counties and $6 million issued by four municipalities within Georgia counties. The market value of the bonds at September 30, 2017 was $20 million, $10 million and $7 million, respectively. The bonds mature as follows:

	2018	2019	2020	2022	2023	2024	2025	2026	2027	Total
	(In thousands)

Texas	$280	$4,285	$3,220	$-	$4,460	$710	$4,435	$1,625	$350	$19,365
Florida	1,000	2,185	-	-	1,755	1,910	340	635	1,405	9,230
Georgia	-	-	-	-	-	-	1,325	4,880	-	6,205
	$1,280	$6,470	$3,220	$-	$6,215	$2,620	$6,100	$7,140	$1,755	$34,800

In Management’s judgement, each municipality’s financial resources and the availability of federal and state disaster funds mitigates the risk exposure of the bonds, particularly for intermediate-term and longer-term bonds.

In addition, the Company holds one $12.3 million (market value) corporate bond maturing in 2021 issued by a regulated utility in a Texas county which can recapture capital expenditures through rates charged customers; the market value of this corporate bond at September 30, 2017 was 121.5% of its par value, which reflects the bond’s 9.15% coupon rate.

Based on currently available information, Management does not expect any of the bonds affected by the hurricanes to become impaired; Management will continue to monitor the value of these bonds for impairment.

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At September 30, 2017, the Company’s investment securities portfolios included securities issued by 662 state and local government municipalities and agencies located within 45 states. None of the Company’s investment securities were issued by Puerto Rican government entities. The largest exposure to any one municipality or agency was $10.1 million (fair value) represented by nine general obligation bonds.

	At September 30, 2017
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$94,536	$97,251
Texas	66,823	67,200
New Jersey	39,474	40,073
Minnesota	30,558	30,937
Other (36 states)	298,187	302,140
Total general obligation bonds	$529,578	$537,601

Revenue bonds:
California	$41,261	$42,389
Kentucky	22,724	23,155
Iowa	17,322	17,472
Colorado	15,512	15,816
Washington	13,523	14,140
Indiana	13,363	13,606
Other (29 states)	139,380	141,709
Total revenue bonds	$263,085	$268,287
Total obligations of states and political subdivisions	$792,663	$805,888

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

At September 30, 2017 and December 31, 2016, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 22 revenue sources at September 30, 2017 and 23 revenue sources December 31, 2016. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At September 30, 2017
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$53,416	$55,155
Sewer	34,754	35,600
Sales tax	30,255	31,133
Lease (renewal)	20,991	21,379
College & University	17,705	17,695
Other (17 sources)	105,964	107,325
Total revenue bonds by revenue source	$263,085	$268,287

[The remainder of this page intentionally left blank]

	At December 31, 2016
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$55,401	$56,826
Sewer	37,996	38,497
Sales tax	31,146	31,835
Lease (renewal)	24,242	24,235
College & University	17,856	17,762
Other (18 sources)	113,308	113,889
Total revenue bonds by revenue source	$279,949	$283,044

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

Nonperforming Assets
	At September 30,		At December 31,
	2017	2016	2016
	(In thousands)

Nonperforming nonaccrual loans	$1,498	$1,861	$3,956
Performing nonaccrual loans	4,285	4,432	4,429
Total nonaccrual loans	5,783	6,293	8,385
Accruing loans 90 or more days past due	434	487	497
Total nonperforming loans	6,217	6,780	8,882
Other real estate owned	1,426	3,032	3,095
Total nonperforming assets	$7,643	$9,812	$11,977

Nonperforming assets have declined during 2016 and the first nine months of 2017 due to payoffs, chargeoffs and sale of Other Real Estate Owned. At September 30, 2017, one loan secured by commercial real estate with a balance of $4.3 million was on nonaccrual status. The remaining four nonaccrual loans held at September 30, 2017 had an average carrying value of $375 thousand and the largest carrying value was $573 thousand.

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

The following table summarizes the allowance for loan losses, chargeoffs and recoveries for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2017	2016	2017	2016
	($ in thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$24,103	$28,910	$25,954	$29,771
Reversal of provision for loan losses	-	(3,200)	(1,900)	(3,200)
Loans charged off
Commercial	(132)	(88)	(961)	(2,024)
Real estate residential	-	-	-	-
Consumer installment and other	(886)	(1,848)	(3,783)	(3,568)
Total chargeoffs	(1,018)	(1,936)	(4,744)	(5,592)
Recoveries of loans previously charged off
Commercial	128	1,739	626	3,703
Commercial real estate	-	509	88	539
Construction	-	-	1,899	-
Consumer installment and other	415	337	1,705	1,138
Total recoveries	543	2,585	4,318	5,380
Net loan (losses) recoveries	(475)	649	(426)	(212)
Balance, end of period	$23,628	$26,359	$23,628	$26,359

Net loan losses (recoveries) as a percentage of average total loans (annualized)	0.15%	(0.19%)	0.04%	0.02%

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of September 30, 2017 is economic and business conditions $0.7 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $1.1 million, adequacy of lending Management and staff $0.4 million and concentrations of credit $1.3 million.

	Allowance for Loan Losses
	For the Three Months Ended September 30, 2017
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,167	$3,545	$160	$1,105	$7,215	$3,911	$24,103
Additions:
(Reversal) provision	(391)	288	136	(50)	167	(150)	-
Deductions:
Chargeoffs	(132)	-	-	-	(886)	-	(1,018)
Recoveries	128	-	-	-	415	-	543
Net loan losses	(4)	-	-	-	(471)	-	(475)
Total allowance for loan losses	$7,772	$3,833	$296	$1,055	$6,911	$3,761	$23,628

	Allowance for Loan Losses
	For the Nine Months Ended September 30, 2017
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,327	$3,330	$152	$1,330	$7,980	$4,835	$25,954
Additions:
(Reversal) provision	(220)	415	(1,755)	(275)	1,009	(1,074)	(1,900)
Deductions:
Chargeoffs	(961)	-	-	-	(3,783)	-	(4,744)
Recoveries	626	88	1,899	-	1,705	-	4,318
Net loan (losses) recoveries	(335)	88	1,899	-	(2,078)	-	(426)
Total allowance for loan losses	$7,772	$3,833	$296	$1,055	$6,911	$3,761	$23,628

[The remainder of this page intentionally left blank]

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At September 30, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,922	$154	$-	$-	$-	$-	$5,076
Collectively evaluated for impairment	2,850	3,679	296	1,055	6,911	3,761	18,552
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$7,772	$3,833	$296	$1,055	$6,911	$3,761	$23,628
Carrying value of loans:
Individually evaluated for impairment	$10,749	$13,973	$-	$211	$-	$-	$24,933
Collectively evaluated for impairment	306,113	559,182	4,992	68,913	319,889	-	1,259,089
Purchased loans with evidence of credit deterioration	29	562	-	-	169	-	760
Total	$316,891	$573,717	$4,992	$69,124	$320,058	$-	$1,284,782

The portion of the allowance for loan losses ascribed to loan segments declined from September 30, 2016 to September 30, 2017 due to declines in classified loans, delinquent loans, and the overall loan portfolio. The decline in the unallocated portion was due to improved economic conditions within the Company’s geographic markets.

Management considers the $23.6 million allowance for loan losses to be adequate as a reserve against loan losses inherent in the loan portfolio as of September 30, 2017.

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

Management expects a high level of uncertainty in regard to interest rate levels in the immediate term, and Management’s most likely earnings forecast for the twelve months ending September 30, 2018 assumes market interest rates will gradually rise, with short-term rates rising more than long-term rates.

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

The Company’s asset and liability position was “neutral” to slightly “asset sensitive” at September 30, 2017, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98 percent of funding for average total assets in the first nine months of 2017 and in 2016. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $3.3 billion in total investment securities at September 30, 2017. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At September 30, 2017, such collateral requirements totaled approximately $771 million.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $31 million in the first nine months of 2017 and $40 million in 2016, and retire common stock in the amount of $314 thousand in the first nine months of 2017 and $6 million in 2016. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 10.4% in the first nine months of 2017 and 10.9% in 2016. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $19 million in the first nine months of 2017 and $24 million in 2016.

The Company paid common dividends totaling $31 million in the first nine months of 2017 and $40 million in 2016, which represent dividends per common share of $1.17 and $1.56, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 6 thousand shares valued at $314 thousand in the first nine months of 2017 and 137 thousand shares valued at $6 million in 2016.

The Company's primary capital resource is shareholders' equity, which was $604 million at September 30, 2017 compared with $561 million at December 31, 2016. The Company's ratio of equity to total assets was 11.09% at September 30, 2017 and 10.46% at December 31, 2016.

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

The capital ratios for the Company and the Bank under the new capital framework are presented in the table below, on the dates indicated.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At September 30, 2017		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2017		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	15.73%	12.59%	5.75	%(1)	7.00	%(2)	6.50%
Tier I Capital	15.73%	12.59%	7.25	%(1)	8.50	%(2)	8.00%
Total Capital	16.71%	13.78%	9.25	%(1)	10.50	%(2)	10.00%
Leverage Ratio	9.03%	7.18%	4.00%		4.00%		5.00%

(1) Includes 1.25% capital conservation buffer.

(2) Includes 2.5% capital conservation buffer.

[The remainder of this page intentionally left blank]

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2017.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended September 30, 2017 (in thousands, except per share data).

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

No shares were repurchased during the period from July 1, 2017 through September 30, 2017. A replacement program approved by the Board of Directors on July 28, 2017 authorizes the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2018.

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

Date: November 3, 2017

EXHIBIT INDEX

Exhibit 31.1: Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2: Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2: Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101: Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, is formatted in XBRL interactive data files: (i) Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (ii) Consolidated Balance Sheets at September 30, 2017, and December 31, 2016; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 and 2016; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (vi) Notes to the Unaudited Consolidated Financial Statements.