Form 10-K
period 2017-12-31
WESTAMERICA BANCORPORATION
filed 2018-02-27
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2017 as reported on the NASDAQ Global Select Market, was $1,081,997,447.44 . Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 13, 2018 26,567,573 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 26, 2018, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing or security systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of natural disasters, including earthquakes, hurricanes, fire, flood, drought, and other disasters, on the uninsured value of the Company’s assets and of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values; (13) changes in the securities markets and (14) the outcome of contingencies, such as legal proceedings. However, the reader should not consider the above-mentioned factors to be a complete set of all potential risks or uncertainties.

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

At December 31, 2017, the Company had consolidated assets of approximately $5.5 billion, deposits of approximately $4.8 billion and shareholders’ equity of approximately $590 million. The Company and its subsidiaries employed 785 full-time equivalent staff as of December 31, 2017.

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

On July 21, 2010, financial regulatory reform legislation entitled the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the "Dodd-Frank Act") was signed into law. The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including provisions that, among other things:

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

As of December 31, 2017, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 9 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to minimum capital requirements and for the Bank the standards for well capitalized depository institutions.

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

Safety and Soundness Standards

FDICIA has implemented certain specific restrictions on transactions and required federal banking regulators to adopt overall safety and soundness standards for depository institutions related to internal control, loan underwriting and documentation, and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, restricts the use of brokered deposits, limits the aggregate extensions of credit by a depository institution to an executive officer, director, principal shareholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts. The federal banking agencies may require an institution to submit an acceptable compliance plan as well as have the flexibility to pursue other more appropriate or effective courses of action given the specific circumstances and severity of an institution’s noncompliance with one or more standards.

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

The federal banking agencies also have the authority to prohibit a depository institution or its holding company from engaging in business practices which are considered to be unsafe or unsound, possibly including payment of dividends or other payments under certain circumstances even if such payments are not expressly prohibited by statute. The Federal reserve Board has issued guidance indicating its expectations that a bank holding company will inform and consult with Federal Reserve supervisory staff sufficiently in advance of (i) declaring and paying a dividend that could raise safety and soundness concerns (e.g., declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid); (ii) redeeming or repurchasing regulatory capital instruments when the bank holding company is experiencing financial weaknesses; or (iii) redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of the quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

Premiums for Deposit Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level, asset quality and supervisory rating ("CAMELS rating").

In July 2010, Congress in the Dodd-Frank Act increased the minimum for the DIF reserve ratio, the ratio of the amount in the fund to insured deposits, from 1.15% to 1.35% and required that the ratio reach that level by September 30, 2020. Further, the Dodd-Frank Act made banks with $10 billion or more in assets responsible for the increase from 1.15% to 1.35%, among other provisions.

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

The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 26.4 million shares of common stock were outstanding at December 31, 2017. Pursuant to its stock option plans, at December 31, 2017, the Company had outstanding options for 1.0 million shares of common stock, of which 469 thousand were currently exercisable. As of December 31, 2017, 930 thousand shares of Company common stock remained available for grants under the Company’s stock option plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

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

The Company repurchases and retires its common stock in accordance with Board of Directors-approved share repurchase programs. At December 31, 2017, approximately 1.8 million shares remained available to repurchase under such plans. The Company has been active in repurchasing and retiring shares of its common stock when alternative uses of excess capital, such as acquisitions, have been limited. The Company could repurchase shares of its common stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were effected at lower prices.

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

Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2017, real estate served as the principal source of collateral with respect to approximately 53% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. The California economy was severely affected by the recessionary period of 2008 to 2009. Much of the California real estate market experienced a decline in values of varying degrees. This decline had an adverse impact on the business of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans. Generally, the counties surrounding and near San Francisco Bay have recovered more soundly from the recent recession than counties in the California “Central Valley,” from Sacramento in the north to Bakersfield in the south. Approximately 22% of the Company’s loans are to borrowers in the California “Central Valley.” Economic conditions in California’s diverse geographic markets can be vastly different and are subject to various uncertainties, including the condition of the construction and real estate sectors, the effect of drought on the agricultural sector and its infrastructure, and the California state government’s budgetary and fiscal condition. The Company can provide no assurance that conditions in any sector or geographic market of the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.

The markets in which the Company operates are subject to the risk of earthquakes, fire storms and other natural disasters.

All of the properties of the Company are located in California. Also, most of the real and personal properties which currently secure a majority of the Company’s loans are located in California. Further, the Company invests in securities issued by companies and municipalities operating throughout the United States, and in mortgage-backed securities collateralized by real property located throughout the United States. California and other regions of the United States are prone to earthquakes, brush and forest fires, flooding, drought and other natural disasters. In addition to possibly sustaining uninsured damage to its own properties, if there is a major earthquake, flood, drought, fire or other natural disaster, the Company faces the risk that many of its debtors may experience uninsured property losses, or sustained business or employment interruption and/or loss which may materially impair their ability to meet the terms of their debt obligations. A major earthquake, flood, prolonged drought, fire or other natural disaster in California or other regions of the United States could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

The 2008 - 2009 financial crisis led to the failure or merger of a number of financial institutions. Financial institution failures can result in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. The failure of institutions with FDIC insured deposits can cause the DIF reserve ratio to decline, resulting in increased deposit insurance assessments on surviving FDIC insured institutions. Weak economic conditions can significantly weaken the strength and liquidity of financial institutions.

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

As a holding company, a substantial portion of the Company’s cash flow typically comes from dividends paid by the Bank. Various statutory provisions restrict the amount of dividends the Company’s subsidiaries can pay to the Company without regulatory approval. The Bank obtained regulatory approval for dividends paid to the Company in 2017. A reduction in subsidiary dividends paid to the Company could limit the capacity of the Company to pay dividends. In addition, if any of the Company’s subsidiaries were to liquidate, that subsidiary’s creditors will be entitled to receive distributions from the assets of that subsidiary to satisfy their claims against it before the Company, as a holder of an equity interest in the subsidiary, will be entitled to receive any of the assets of the subsidiary.

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

Following the most recent recession, the FRB has been providing vast amounts of liquidity into the banking system. The FRB has been purchasing large quantities of U.S. government securities, including agency-backed mortgage securities, increasing the demand for such securities thereby reducing interest rates. The FRB began reducing these asset purchase activities in the fourth quarter 2013 and the Federal Open Market Committee (“FOMC”) has been increasing the target range for the federal funds rate. On December 13, 2017, the FOMC raised the target range for the federal funds rate to 1¼ to 1½ percent, which could reduce liquidity in the markets and cause interest rates to rise, thereby increasing funding costs to the Bank, reducing the availability of funds to the Bank to finance its existing operations, and causing fixed-rate investment securities and loans to decline in value.

Federal and state governments could pass legislation detrimental to the Company’s performance.

As an example, the Company could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank's borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Company could experience higher credit losses because of federal or state legislation or regulatory action that limits or delays the Bank's ability to foreclose on property or other collateral or makes foreclosure less economically feasible. Federal, state and local governments could pass tax legislation causing the Company to pay higher levels of taxes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Branch Offices and Facilities

Westamerica Bank is engaged in the banking business through 82   branch offices in 21 counties in Northern and Central California. WAB believes all of its offices are constructed and equipped to meet prescribed security requirements.

The Company owns 29 banking office locations and one centralized administrative service center facility and leases 58 facilities.  Most of the leases contain renewal options and provisions for rental increases, principally for changes in the cost of living index, and for changes in other operating costs such as property taxes and maintenance.

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

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “WABC”. The following table shows the high and the low sales prices for the common stock, for each quarter, as reported by NASDAQ:

	High	Low
2017:
First quarter	$64.07	$54.12
Second quarter	57.78	51.31
Third quarter	59.54	49.54
Fourth quarter	63.03	53.96
2016:
First quarter	$49.63	$40.72
Second quarter	51.53	45.86
Third quarter	50.96	46.61
Fourth quarter	65.34	48.20

As of January 31, 2018, there were approximately 5,700 shareholders of record of the Company’s common stock.

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

Stock performance

The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2017 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2007 and reinvestment of all dividends.

	December 31,
	2007	2008	2009	2010	2011	2012
Westamerica Bancorporation (WABC)	$100.00	$117.83	$131.29	$135.08	$110.22	$110.48
S&P 500 (SPX)	100.00	63.01	79.69	91.71	93.62	108.59
NASDAQ Bank Index (CBNK)	100.00	78.47	65.69	75.00	67.12	79.69

	December 31,
	2013	2014	2015	2016	2017
Westamerica Bancorporation (WABC)	$151.16	$135.34	$129.56	$179.56	$169.70
S&P 500 (SPX)	143.73	163.36	162.32	181.53	216.54
NASDAQ Bank Index (CBNK)	112.92	118.46	126.39	174.06	179.77

[The remainder of this page intentionally left blank]

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2017 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2012 and reinvestment of all dividends.

	December 31,
	2012	2013	2014	2015	2016	2017
Westamerica Bancorporation (WABC)	$100.00	$136.83	$122.50	$117.28	$162.54	$153.61
S&P 500 (SPX)	100.00	132.36	150.43	149.48	167.16	199.41
NASDAQ Bank Index (CBNK)	100.00	141.69	148.65	158.61	218.42	225.59

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended December 31, 2017 (in thousands, except per share data).

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

No shares were repurchased during the period from October 1, 2017 through December 31, 2017. A program approved by the Board of Directors on July 27, 2017 authorizes the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2018.

[The remainder of this page intentionally left blank]

ITEM 6. SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2017 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and other information included elsewhere herein.

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data and ratios)
Interest and loan fee income	$133,836	$134,051	$136,529	$140,209	$154,396
Interest expense	1,900	2,116	2,424	3,444	4,671
Net interest and loan fee income	131,936	131,935	134,105	136,765	149,725
(Reversal of) provision for loan losses	(1,900)	(3,200)	-	2,800	8,000
Noninterest income:
Securities gains	7,955	-	-	-	-
Other noninterest income	48,673	46,574	47,867	51,787	57,011
Total noninterest income	56,628	46,574	47,867	51,787	57,011
Noninterest expense	103,292	101,752	105,300	106,799	112,614
Income before income taxes	87,172	79,957	76,672	78,953	86,122
Income tax provision	37,147	21,104	17,919	18,307	18,945
Net income	$50,025	$58,853	$58,753	$60,646	$67,177

Average common shares outstanding	26,291	25,612	25,555	26,099	26,826
Average diluted common shares outstanding	26,419	25,678	25,577	26,160	26,877
Common shares outstanding at December 31,	26,425	25,907	25,528	25,745	26,510

Per common share:
Basic earnings	$1.90	$2.30	$2.30	$2.32	$2.50
Diluted earnings	1.89	2.29	2.30	2.32	2.50
Book value at December 31,	22.34	21.67	20.85	20.45	20.48

Financial ratios:
Return on assets	0.92%	1.12%	1.16%	1.22%	1.38%
Return on common equity	8.39%	10.85%	11.32%	11.57%	12.48%
Net interest margin (FTE)(1)	3.12%	3.24%	3.36%	3.70%	4.08%
Net loan losses to average loans	0.08%	0.04%	0.11%	0.17%	0.33%
Efficiency ratio(2)	51.45%	53.09%	53.69%	52.24%	50.11%
Equity to assets	10.71%	10.46%	10.30%	10.46%	11.20%

Period end balances:
Assets	$5,513,046	$5,366,083	$5,168,875	$5,035,724	$4,847,055
Loans	1,287,982	1,352,711	1,533,396	1,700,290	1,827,744
Allowance for loan losses	23,009	25,954	29,771	31,485	31,693
Investment securities	3,352,371	3,237,070	2,886,291	2,639,439	2,211,680
Deposits	4,827,613	4,704,741	4,540,659	4,349,191	4,163,781
Identifiable intangible assets and goodwill	125,523	128,600	132,104	135,960	140,230
Short-term borrowed funds	58,471	59,078	53,028	89,784	62,668
Federal Home Loan Bank advances	-	-	-	20,015	20,577
Term repurchase agreement	-	-	-	-	10,000
Shareholders' equity	590,239	561,367	532,205	526,603	542,934

Capital ratios at period end:
Total risk based capital	16.17%	15.95%	13.39%	14.54%	16.18%
Tangible equity to tangible assets	8.63%	8.26%	7.94%	7.97%	8.56%

Dividends paid per common share	$1.57	$1.56	$1.53	$1.52	$1.49
Common dividend payout ratio	83%	68%	67%	66%	60%

(1)	Yields on securities and certain loans have been adjusted upward to a "fully taxable equivalent" ("FTE") basis in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

(2)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on an FTE basis and noninterest income).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 47 through 88, as well as with the other information presented throughout this Report.

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

Net Income

The Company reported net income of $50.0 million and diluted earnings per common share (“EPS”) of $1.89 in 2017. The 2017 results include adjustments to net deferred tax asset values triggered by enactment of the Tax Cuts and Jobs Act of 2017 which reduced EPS $0.48, recognition of a loss contingency which reduced EPS $0.12, and securities gains which increased EPS $0.18. The 2017 results compare to net income of $58.9 million or $2.29 EPS for the year ended December 31, 2016 and net income of $58.8 million or $2.30 EPS for the year ended December 31, 2015.

The Company’s principal source of revenue is net interest and loan fee income, which represents interest and fees earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). Market interest rates declined considerably following the recession of 2008 and 2009. Interest rates remained historically low through 2016 as the Federal Open Market Committee’s (“FOMC”) monetary policy was highly accommodative. During this period, Management avoided originating long-dated, low-yielding loans given the potential impact of such assets on forward earning potential; as a result, loans declined and investment securities increased. The changing composition of the earning assets and low market interest rates has pressured the net interest margin to lower levels. The FOMC’s first post-recession increase in the federal funds rate occurred in December 2015, although longer-term rates declined. The FOMC’s successive post-recession increases in the federal funds rate occurred between December 2016 and December 2017, although longer-term rates have not increased by a similar magnitude. The more recent increase in rates has resulted in competitive loan yields which are more appealing from a profitability perspective, in Management’s opinion.

The funding of the Company’s earning assets is primarily customer deposits. The Company’s long-term strategy includes maximizing checking and savings deposits as these types of deposits are lower-cost and less sensitive to changes in interest rates compared to time deposits. The 2017 average volume of checking and savings deposits was 95 percent of average total deposits.

The Company recognized a reversal of the provision for loan losses of $1.9 million in 2017. Credit quality improved during 2017 with nonperforming assets declining $4 million to $8 million at December 31, 2017. The Company’s net losses in 2017 were 0.08% of average loan balances. These developments were reflected in Management’s evaluation of credit quality, the level of the provision for loan losses, and the adequacy of the allowance for loan losses at December 31, 2017.

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

The Company’s significant accounting policies (see Note 1 (“Summary of Significant Accounting Policies”) to Financial Statements in the Company’s 2017 Form 10-K) are fundamental to understanding the Company’s results of operations and financial condition. The Company adopted the FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting effective January 1, 2017. The 2017 results reflect the Company’s prospective adoption of ASU 2016-09; The 2017 income tax provision was $698 thousand lower than would have been under accounting standards prior to the adoption of ASU 2016-09.

Components of Net Income

	For the Years Ended December 31,
	2017	2016	2015
	($ in thousands, except per share data)
Net interest and loan fee income (FTE)	$144,118	$145,077	$148,258
Reversal of (provision for) loan losses	1,900	3,200	-
Noninterest income	56,628	46,574	47,867
Noninterest expense	(103,292)	(101,752)	(105,300)
Income before income taxes (FTE)	99,354	93,099	90,825
Income taxes (FTE)	(49,329)	(34,246)	(32,072)
Net income	$50,025	$58,853	$58,753

Net income per average fully-diluted common share	$1.89	$2.29	$2.30
Net income as a percentage of average shareholders' equity	8.39%	10.85%	11.32%
Net income as a percentage of average total assets	0.92%	1.12%	1.16%

Comparing 2017 with 2016, net income decreased $8.8 million. Net interest and loan fee income (FTE) decreased in 2017 compared with 2016 mostly attributable to lower average balances of loans and lower net yield on those loans, partially offset by higher average balances of investments. The Company recorded a $1.9 million reversal of provision for loan losses in 2017 and a $3.2 million reversal of provision for loan losses in 2016, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest income increased primarily due to gains on sale of securities of $8.0 million and higher merchant processing services fees, partially offset by lower service charges on deposit accounts. Noninterest expense increased due to a $5.5 million loss contingency and an impairment charge of tax credit investments, partially offset by reductions in professional fees and correspondent service charges. The tax provision (FTE) for 2017 was higher than in 2016 primarily due to a $12.3 million charge to re-measure the Company’s net deferred tax asset triggered by enactment of the Tax Cuts and Jobs Act of 2017. The 2017 income tax provision was $698 thousand lower than it would have been under accounting standards prior to the adoption of ASU 2016-09.

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

Components of Net Interest and Loan Fee Income (FTE)

	For the Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Interest and loan fee income	$133,836	$134,051	$136,529
Interest expense	(1,900)	(2,116)	(2,424)
FTE adjustment	12,182	13,142	14,153
Net interest and loan fee income (FTE)	$144,118	$145,077	$148,258

Net interest margin (FTE)	3.12%	3.24%	3.36%

Comparing 2017 with 2016, net interest and loan fee income (FTE) decreased $959 thousand mostly due to lower average balances of loans (down $109 million) and lower net yield on those loans (down 0.16%), partially offset by higher average balances of investments (up $255 million).

Comparing 2016 with 2015, net interest and loan fee income (FTE) decreased $3.2 million due to lower average balances of loans (down $194 million), partially offset by higher average balances of investments (up $255 million) and lower average balances of higher-costing time deposits (down $62 million).

Loan volumes have declined due to payoffs and problem loan workout activities (such as chargeoffs, collateral repossessions and principal payments), particularly with purchased loans, and reduced volumes of loan originations. The Company did not take an aggressive posture relative to loan portfolio growth during the post-recession period of historically low interest rates. Management increased investment securities as loan volumes declined. The average balance of the investment securities portfolio increased from $2.8 billion in 2015 to $3.1 billion in 2016 and $3.3 billion in 2017. The Company has been purchasing shorter-duration investment securities with lower yields than longer-duration securities to increase liquidity. The Company’s high levels of liquidity will provide an opportunity to obtain higher yielding assets as market interest rates rise.

Yields on interest-earning assets declined due to historically low interest rates prevailing in the market. The net interest margin (FTE) was 3.12% in 2017, 3.24% in 2016 and 3.36% in 2015. The volume of older-dated higher-yielding loans and securities declined due to principal maturities and paydowns. As the investment securities portfolio grew during the three years ended December 31, 2017, the investment securities portfolio generated an increasing portion of the interest income (FTE). Interest income (FTE) generated from investments represented 47.0% of total interest income (FTE) in 2015, 52.2% in 2016 and 57.0% in 2017. During the three years ended December 31, 2017, the net interest margin (FTE) was affected by low market interest rates and the changing composition of interest-earning assets.

The Company has been replacing higher-cost funding sources with low-cost deposits and interest expense has declined to offset some of the decline in interest income. Interest expense has been reduced by lowering rates paid on interest-bearing deposits and borrowings by reducing the volume of higher-cost funding sources. Federal Home Loan Bank (“FHLB”) advances were repaid in January 2015. Average balances of time deposits declined $27 million in 2017 compared with 2016 while lower-cost checking and savings deposits grew 4% in the same period. Lower-cost checking and savings deposits accounted for 94.8% of total average deposits in 2017 compared with 94.1% in 2016 and 92.5% in 2015.

[The remainder of this page intentionally left blank]

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present information regarding the consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income earned from average interest earning assets and the resulting yields, and the amounts of interest expense incurred on average interest-bearing liabilities and the resulting rates. Average loan balances include nonperforming loans. Interest income includes reversal of previously accrued interest on loans placed on non-accrual status during the period and proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income and accretion of purchased loan discounts. Yields on tax-exempt securities and loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the federal statutory tax rate of 35 percent for 2015, 2016 and 2017. Due to the Tax Cuts and Jobs Act of 2017, the federal tax rate will be 21 percent for 2018; as such, the upward adjustment to reflect the effect of income exempt from federal taxation will be lower in 2018.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2017
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,498,001	$51,445	2.06%
Tax-exempt (1)	809,136	31,737	3.92%
Total investments (1)	3,307,137	83,182	2.52%
Loans:
Taxable	1,252,474	59,700	4.77%
Tax-exempt (1)	62,728	3,136	5.00%
Total loans (1)	1,315,202	62,836	4.78%
Total interest-earning assets (1)	4,622,339	146,018	3.16%
Other assets	817,343
Total assets	$5,439,682

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,095,522	$-	-%
Savings and interest-bearing transaction	2,380,841	1,123	0.05%
Time less than $100,000	136,324	318	0.23%
Time $100,000 or more	109,563	415	0.38%
Total interest-bearing deposits	2,626,728	1,856	0.07%
Short-term borrowed funds	69,671	44	0.06%
Total interest-bearing liabilities	2,696,399	1,900	0.07%
Other liabilities	51,405
Shareholders' equity	596,356
Total liabilities and shareholders' equity	$5,439,682
Net interest spread (1) (2)			3.09%
Net interest and fee income and interest margin (1) (3)		$144,118	3.12%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2016
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,212,234	$42,718	1.93%
Tax-exempt (1)	840,262	34,103	4.06%
Total investments (1)	3,052,496	76,821	2.52%
Loans:
Taxable	1,356,417	66,842	4.93%
Tax-exempt (1)	67,842	3,530	5.20%
Total loans (1)	1,424,259	70,372	4.94%
Total interest-earning assets (1)	4,476,755	147,193	3.29%
Other assets	769,389
Total assets	$5,246,144

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,026,939	$-	-%
Savings and interest-bearing transaction	2,290,640	1,166	0.05%
Time less than $100,000	154,022	402	0.26%
Time $100,000 or more	118,750	509	0.43%
Total interest-bearing deposits	2,563,412	2,077	0.08%
Short-term borrowed funds	61,276	39	0.06%
Total interest-bearing liabilities	2,624,688	2,116	0.08%
Other liabilities	52,216
Shareholders' equity	542,301
Total liabilities and shareholders' equity	$5,246,144
Net interest spread (1) (2)			3.21%
Net interest and fee income and interest margin (1) (3)		$145,077	3.24%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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

Summary of Changes in Interest Income and Expense

	For the Year Ended December 31, 2017
	Compared with
	For the Year Ended December 31, 2016
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$5,518	$3,209	$8,727
Tax-exempt (1)	(1,263)	(1,103)	(2,366)
Total investments (1)	4,255	2,106	6,361
Loans:
Taxable	(5,118)	(2,024)	(7,142)
Tax-exempt (1)	(266)	(128)	(394)
Total loans (1)	(5,384)	(2,152)	(7,536)
Total decrease in interest and loan fee income (1)	(1,129)	(46)	(1,175)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	45	(88)	(43)
Time less than $100,000	(46)	(38)	(84)
Time $100,000 or more	(39)	(55)	(94)
Total interest-bearing deposits	(40)	(181)	(221)
Short-term borrowed funds	5	-	5
Total decrease in interest expense	(35)	(181)	(216)
(Decrease) increase in net interest and loan fee income (1)	$(1,094)	$135	$(959)

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

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

The Company recorded a reversal of the provision for loan losses of $1.9 million in 2017 and $3.2 million in 2016. The Company provided no provision for loan losses in 2015. Classified loans declined $10.5 million (which included nonperforming loans of $5.9 million) in 2017. The Company’s net loan losses decreased from $1.7 million in 2015 to $617 thousand in 2016 and $1.0 million in 2017; these developments were reflected in Management’s evaluation of credit quality, the level of the provision for loan losses, and the adequacy of the allowance for loan losses at December 31, 2017. At December 31, 2017, the Company had $7.8 million in residential real estate secured loans which are indemnified from loss by the FDIC up to eighty percent of principal; the indemnification expires February 6, 2019. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

Components of Noninterest Income

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Service charges on deposit accounts	$19,612	$20,854	$22,241
Merchant processing services	8,426	6,377	6,339
Securities gains	7,955	-	-
Debit card fees	6,421	6,290	6,084
Trust fees	2,875	2,686	2,732
ATM processing fees	2,610	2,411	2,397
Other service fees	2,584	2,571	2,689
Financial services commissions	639	568	695
Other noninterest income	5,506	4,817	4,690
Total Noninterest Income	$56,628	$46,574	$47,867

In 2017, noninterest income increased $10.1 million compared with 2016 mainly due to $8.0 million in gains on sale of securities. Merchant processing services fees increased $2.0 million due to successful sales efforts and higher transaction volumes. ATM processing fees and debit card fees increased $199 thousand and $131 thousand, respectively, primarily due to increased transaction volumes. Trust fees increased $189 thousand due to successful sales efforts. Offsetting the increase were service charges on deposits which decreased $1.2 million due to declines in fees charged on overdrawn and insufficient funds accounts (down $1.0 million) and lower fees on analyzed accounts (down $220 thousand).

In 2016, noninterest income decreased $1.3 million or 2.7% compared with 2015. Service charges on deposits decreased $1.4 million due to declines in fees charged on overdrawn and insufficient funds accounts (down $1.1 million) and lower fees on analyzed accounts (down $393 thousand). The decrease was partially offset by increased debit card fees of $206 thousand as a result of increased transaction volumes.

Noninterest Expense

Components of Noninterest Expense

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Salaries and related benefits	$51,519	$51,507	$52,192
Occupancy and equipment	19,430	19,017	19,394
Outsourced data processing services	9,035	8,505	8,441
Loss contingency	5,542	3	-
Amortization of identifiable intangibles	3,077	3,504	3,856
Professional fees	2,161	3,980	2,490
Courier service	1,732	1,952	2,329
Impairment of tax credit investments	625	-	-
Other noninterest expense	10,171	13,284	16,598
Total Noninterest Expense	$103,292	$101,752	$105,300

In 2017, noninterest expense increased $1.5 million compared with 2016. The 2017 noninterest expense included a $5.5 million loss contingency and a $625 thousand impairment of low income housing limited partnership investments due to enactment of the Tax Cuts and Jobs Act of 2017. The loss contingency represents the Company’s estimated refunds to customers of revenue recognized in prior years. Outsourced data processing services expense increased $530 thousand primarily due to additional processing services. Expenses for occupancy and equipment increased $413 thousand due to technology upgrades. Other noninterest expense decreased $3.1 million primarily due to decreases in correspondent bank service charges and insurance premiums. Professional fees decreased $1.8 million due to lower legal fees associated with nonperforming assets. Amortization of intangibles decreased $427 thousand as assets are amortized on a declining balance method.

In 2016, noninterest expense decreased $3.5 million or 3.4% compared with 2015. Salaries and related benefits decreased $685 thousand primarily due to employee attrition, offset in part by higher expenses for stock based compensation. Occupancy and equipment expense decreased $377 thousand in 2016 compared with 2015 mostly due to branch closures and a lease expiration related to a non-branch building, partially offset by higher depreciation costs for technology. Courier expense decreased $377 thousand primarily due to logistical changes and switching to new vendors. Amortization of identifiable intangibles decreased $352 thousand as assets are amortized on a declining balance method. Other operating expense decreased $3.3 million primarily due to lower expenses for correspondent service charges, insurance premiums, operating losses on limited partnership investments and higher net gains on foreclosed properties. Professional fees increased $1.5 million due to higher legal fees associated with loan administration and collection activities.

Provision for Income Tax

The income tax provision (FTE) was $49.3 million in 2017 compared with $34.2 million in 2016 and $32.1 million in 2015. The 2017 income tax provision (FTE) included a $12.3 million charge to re-measure the Company’s net deferred tax asset triggered by enactment of the Tax Cuts and Jobs Act of 2017. Effective January 1, 2017, the Company adopted ASU 2016-09 which has the potential to create volatility in the book tax provision at the time nonqualified stock options are exercised or expire. During 2017, 509 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $1.7 million. The 2017 income tax provision was $698 thousand lower than it would have been under accounting standards prior to the adoption of ASU 2016-09. The 2017 effective tax rate (FTE) was 49.6% compared with 36.8% in 2016 and 35.3% in 2015. The effective tax rates without FTE adjustments were 42.6% for 2017, 26.4% for 2016 and 23.4% for 2015. The effective tax rates for 2017 were higher than the effective tax rates for 2016 due to the 2017 $12.3 million charge to re-measure the Company’s net deferred tax asset, higher pre-tax income, and declining tax preference items. The effective tax rates for 2016 were higher than the effective tax rates for 2015 due to higher pre-tax income and declining tax preference items. Interest income earned on municipal securities and loans which are exempt from federal income taxes and the tax credits earned from investments in limited partnerships have each declined in 2017 and 2016.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, and other securities.

Management has increased the investment securities portfolio in response to deposit growth and loan volume declines. The carrying value of the Company’s investment securities portfolio was $3.4 billion as of December 31, 2017 and $3.2 billion as of December 31, 2016.

Management continually evaluates the Company’s investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, liquidity, and the level of interest rate risk to which the Company is exposed. These evaluations may cause Management to change the level of funds the Company deploys into investment securities and change the composition of the Company’s investment securities portfolio. In 2016 Management reduced securities of U.S. Government sponsored entities to reduce call optionality and increased agency residential MBS to develop more reliable cash flows. In 2017 corporate securities increased in order to improve yields without extending the duration of the bond portfolio.

As of December 31, 2017, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in our internal analyses compared with the ratings assigned by the third party credit rating agencies.

[The remainder of this page intentionally left blank]

The following table shows the fair value carrying amount of the Company’s investment securities available for sale as of the dates indicated:

Available for Sale Portfolio

	At December 31,
	2017	2016	2015
	(In thousands)
Securities of U.S. Government sponsored entities	$119,319	$138,660	$301,882
Agency residential mortgage-backed securities (MBS)	767,706	691,499	202,544
Non-agency residential MBS	154	271	370
Agency commercial MBS	2,219	-	-
Securities of U.S. Government entities	1,590	2,025	2,379
Obligations of states and political subdivisions	185,221	183,411	157,509
Asset-backed securities	-	695	2,003
FHLMC(1) and FNMA(2) stock	-	10,869	4,329
Corporate securities	1,115,498	860,857	896,369
Other securities	1,800	2,471	2,831
Total	$2,193,507	$1,890,758	$1,570,216

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

The following table sets forth the relative maturities and contractual yields of the Company’s available for sale securities (stated at fair value) at December 31, 2017. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Available for Sale Portfolio Maturity Distribution

	At December 31, 2017
	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Other	Total
	($ in thousands)
Securities of U.S. Government sponsored entities	$80	$66,635	$52,604	$-	$-	$-	$119,319
Interest rate	5.84%	1.90%	1.97%	-%	-%	-%	1.94%
Securities of U.S. Government entities	124	-	1,466	-	-	-	1,590
Interest rate	2.15%	-%	2.67%	-%	-%	-%	2.63%
Obligations of states and political subdivisions	11,256	27,948	100,863	45,154	-	-	185,221
Interest rate	3.04%	5.23%	5.51%	3.49%	-%	-%	4.56%
Corporate securities	181,925	928,464	5,109	-	-	-	1,115,498
Interest rate	1.86%	2.32%	2.73%	-%	-%	-%	2.24%
Subtotal	193,385	1,023,047	160,042	45,154	-	-	1,421,628
Interest rate	1.93%	2.37%	4.23%	3.49%	-%	-%	2.52%
MBS	-	-	-	-	770,079	-	770,079
Interest rate	-%	-%	-%	-%	2.05%	-%	2.05%
Other securities without set maturities	-	-	-	-	-	1,800	1,800
Interest rate	-%	-%	-%	-%	-%	2.39%	2.39%
Total	$193,385	$1,023,047	$160,042	$45,154	$770,079	$1,800	$2,193,507
Interest rate	1.93%	2.37%	4.23%	3.49%	2.05%	2.39%	2.35%

[The remainder of this page intentionally left blank]

The following table shows the amortized cost carrying amount and fair value of the Company’s investment securities held to maturity as of the dates indicated:

Held to Maturity Portfolio

	At December 31,
	2017	2016	2015
	(In thousands)
Securities of U.S. Government sponsored entities	$-	$581	$764
Agency residential MBS	545,883	668,235	595,503
Non-agency residential MBS	4,462	5,370	9,667
Agency commercial MBS	9,041	9,332	16,258
Obligations of states and political subdivisions	599,478	662,794	693,883
Total	$1,158,864	$1,346,312	$1,316,075
Fair value	$1,155,342	$1,340,741	$1,325,699

The following table sets forth the relative maturities and contractual yields of the Company’s held to maturity securities at December 31, 2017. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Held to Maturity Portfolio Maturity Distribution

	At December 31, 2017
	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
	($ in thousands)
Obligations of states and political subdivisions	$50,295	$269,050	$277,170	$2,963	$-	$599,478
Interest rate	2.99%	2.95%	4.38%	4.23%	-%	3.54%
MBS	-	-	-	-	559,386	559,386
Interest rate	-%	-%	-%	-%	2.03%	2.03%
Total	$50,295	$269,050	$277,170	$2,963	$559,386	$1,158,864
Interest rate	2.99%	2.95%	4.38%	4.23%	2.03%	2.81%

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At December 31,
	2017		2016
	Market value	As percent of total corporate securities	Market value	As percent of total corporate securities
	($ in thousands)
Basic materials	$35,219	3%	$14,083	2%
Communications	50,763	5%	40,744	5%
Consumer, cyclical	12,592	1%	44,491	5%
Consumer, non-cyclical	133,476	12%	56,543	6%
Financial	525,932	47%	583,658	68%
Industrial	129,989	12%	39,455	4%
Technology	71,708	6%	41,251	5%
Utilities	155,819	14%	40,632	5%
Total corporate securities	$1,115,498	100%	$860,857	100%

During the third quarter 2017, the Atlantic hurricane season caused severe damage within many US States and Territories. Management has evaluated investment security exposures within the counties receiving disaster designations. The Company’s exposures are limited to municipal and corporate bond investment securities from issuers within Texas, Florida and Georgia counties. The Company holds municipal bonds of $19 million issued by 17 municipalities within Texas counties, $8 million issued by eight municipalities within Florida counties and $6 million issued by four municipalities within Georgia counties. The market value of the bonds at December 31, 2017 was $20 million, $9 million and $7 million, respectively. The bonds mature as follows:

	2018	2019	2020	2021 and 2022	2023	2024	2025	2026	2027	Total
	(In thousands)
Texas	$280	$4,285	$3,220	$-	$4,460	$710	$4,435	$1,625	$350	$19,365
Florida	1,000	2,185	-	-	1,755	600	340	635	1,405	7,920
Georgia	-	-	-	-	-	-	1,325	4,880	-	6,205
	$1,280	$6,470	$3,220	$-	$6,215	$1,310	$6,100	$7,140	$1,755	$33,490

In Management’s judgment, each municipality’s financial resources and the availability of federal and state disaster funds mitigate the risk exposure of the bonds, particularly for intermediate-term and longer-term bonds.

In addition, the Company holds one $12.0 million (market value) corporate bond maturing in 2021 issued by a regulated utility in a Texas county which can recapture capital expenditures through rates charged customers; the market value of this corporate bond at December 31, 2017 was 119.0% of its par value, which reflects the bond’s 9.15% coupon rate.

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

At December 31, 2017, the Company’s investment securities portfolios included securities issued by 647 state and local government municipalities and agencies located within 44 states. None of the Company’s investment securities were issued by Puerto Rican government entities. The largest exposure to any one municipality or agency was $10.0 million (fair value) represented by nine general obligation bonds.

	At December 31, 2017
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$104,330	$106,311
Texas	66,636	66,699
New Jersey	39,387	39,612
Minnesota	30,485	30,707
Other (36 states)	292,102	294,779
Total general obligation bonds	$532,940	$538,108

Revenue bonds:
California	$38,838	$39,660
Kentucky	21,731	21,958
Iowa	17,304	17,287
Colorado	14,956	15,086
Washington	13,506	13,963
Indiana	12,914	13,054
Other (29 states)	130,196	131,301
Total revenue bonds	$249,445	$252,309
Total obligations of states and political subdivisions	$782,385	$790,417

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

At December 31, 2017 and 2016, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 22 revenue sources at December 31, 2017 and 23 revenue sources at December 31, 2016. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At December 31, 2017
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$50,737	$51,854
Sewer	30,427	31,030
Sales tax	30,233	30,777
Lease (renewal)	20,007	20,235
College & University	17,230	17,087
Other (17 sources)	100,811	101,326
Total revenue bonds by revenue source	$249,445	$252,309

[The remainder of this page intentionally left blank]

	At December 31, 2016
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$55,401	$56,826
Sewer	37,996	38,497
Sales tax	31,146	31,835
Lease (renewal)	24,242	24,235
College & University	17,856	17,762
Other (18 sources)	113,308	113,889
Total revenue bonds by revenue source	$279,949	$283,044

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

Commercial loans represent term loans used to acquire durable business assets or revolving lines of credit used to finance working capital. Underwriting practices evaluate each borrower’s cash flow as the principal source of loan repayment. Commercial loans are generally secured by the borrower’s business assets as a secondary source of repayment. Commercial loans are evaluated for credit-worthiness based on prior loan performance and borrower financial information including cash flow, borrower net worth and aggregate debt.

Commercial real estate loans represent term loans used to acquire or refinance real estate to be operated by the borrower in a commercial capacity. Underwriting practices evaluate each borrower’s global cash flow as the principal source of loan repayment, independent appraisal of value of the property, and other relevant factors. Commercial real estate loans are generally secured by a first lien on the property as a secondary source of repayment.

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

For management purposes, the Company segregates its loan portfolio into two segments. Loans originated by the Company following its loan underwriting policies and procedures are separated from loans purchased from the FDIC. Loan volumes have declined due to payoffs and problem loan workout activities, particularly with purchased loans, and reduced volumes of loan originations. The Company did not take an aggressive posture relative to loan portfolio growth during the post-recession period of historically low interest rates. Management increased investment securities as loan volumes declined.

The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Loan Portfolio

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Commercial	$335,996	$354,697	$382,748	$391,815	$364,159
Commercial real estate	568,584	542,171	637,456	718,604	799,019
Construction	5,649	2,555	3,951	13,872	13,896
Residential real estate	65,183	87,724	120,091	149,827	185,057
Consumer installment and other	312,570	365,564	389,150	426,172	465,613
Total loans	$1,287,982	$1,352,711	$1,533,396	$1,700,290	$1,827,744

The following table shows the maturity distribution and interest rate sensitivity of commercial, commercial real estate, and construction loans at December 31, 2017. Balances exclude residential real estate loans and consumer loans totaling $377.8 million. These types of loans are typically paid in monthly installments over a number of years.

Loan Maturity Distribution

	At December 31, 2017
	Within One Year	One to Five Years	After Five Years	Total
	(In thousands)
Commercial and Commercial real estate	$151,661	$195,110	$557,809	$904,580
Construction	5,649	-	-	5,649
Total	$157,310	$195,110	$557,809	$910,229
Loans with fixed interest rates	$49,271	$85,095	$61,134	$195,500
Loans with floating or adjustable interest rates	108,039	110,015	496,675	714,729
Total	$157,310	$195,110	$557,809	$910,229

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

•	The Bank maintains a Loan Review Department which reports directly to the audit committee of the Board of Directors. The Loan Review Department performs independent evaluations of loans to challenge the credit risk grades assigned by Management using grading standards employed by bank regulatory agencies. Those loans judged to carry higher risk attributes are referred to as “classified loans.” Classified loans receive elevated Management attention to maximize collection.

•	The Bank maintains two loan administration offices whose sole responsibility is to manage and collect classified loans.

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

Nonperforming Assets

	At December 31,
	2017	2016	2015	2014	2013
	(In thousands)

Nonperforming nonaccrual loans	$1,641	$3,956	$14,648	$17,494	$19,893
Performing nonaccrual loans	4,285	4,429	350	110	1,409
Total nonaccrual loans	5,926	8,385	14,998	17,604	21,302
Accruing loans 90 or more days past due	531	497	295	502	410
Total nonperforming loans	6,457	8,882	15,293	18,106	21,712
Other real estate owned	1,426	3,095	9,264	6,374	13,320
Total nonperforming assets	$7,883	$11,977	$24,557	$24,480	$35,032

Nonperforming assets have declined during 2016 and 2017 due to payoffs, chargeoffs and sale of Other Real Estate Owned. At December 31, 2017, one loan secured by commercial real estate with a balance of $4.3 million was on nonaccrual status. The remaining five nonaccrual loans held at December 31, 2017 had an average carrying value of $328 thousand and the largest carrying value was $1.0 million.

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

The following table summarizes the allowance for loan losses, chargeoffs and recoveries for the periods indicated:

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	($ in thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$25,954	$29,771	$31,485	$31,693	$30,234
Provision for loan losses	(1,900)	(3,200)	-	2,800	8,000
Loans charged off:
Commercial	(961)	(2,023)	(756)	(2,152)	(4,472)
Commercial real estate	-	-	(449)	(1,022)	(1,816)
Construction	-	-	(431)	-	(237)
Residential real estate	-	-	-	(30)	(109)
Consumer and other installment	(4,957)	(4,749)	(3,493)	(4,214)	(4,097)
Total chargeoffs	(5,918)	(6,772)	(5,129)	(7,418)	(10,731)
Recoveries of loans previously charged off:
Commercial	762	4,028	1,174	2,275	1,765
Commercial real estate	88	554	290	213	273
Construction	1,899	-	45	53	-
Consumer and other installment	2,124	1,573	1,906	1,869	2,152
Total recoveries	4,873	6,155	3,415	4,410	4,190
Net loan losses	(1,045)	(617)	(1,714)	(3,008)	(6,541)
Balance, end of period	$23,009	$25,954	$29,771	$31,485	$31,693

Net loan losses as a percentage of average loans	0.08%	0.04%	0.11%	0.17%	0.33%

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of December 31, 2017 is economic and business conditions $0.5 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $1.1 million, adequacy of lending Management and staff $0.5 million and concentrations of credit $1.3 million.

The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated:

	At December 31,
	2017		2016		2015		2014		2013
	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans
	($ in thousands)
Commercial	$7,746	26%	$8,327	26%	$9,559	25%	$5,460	23%	$4,005	20%
Commercial real estate	3,849	44%	3,330	40%	4,212	42%	4,245	42%	12,223	44%
Construction	335	1%	152	-%	235	-%	654	1%	617	1%
Residential real estate	995	5%	1,330	7%	1,801	8%	2,241	9%	405	10%
Consumer installment and other	6,418	24%	7,980	27%	8,001	25%	9,827	25%	4,591	25%
Unallocated portion	3,666	-%	4,835	-%	5,963	-%	9,058	-%	9,852	-%
Total	$23,009	100%	$25,954	100%	$29,771	100%	$31,485	100%	$31,693	100%

The 2017 decline in the allowance for loan losses was due to declines in classified loans, delinquent loans, and the overall loan portfolio. The increase in the allocation of the allowance for loan losses to commercial real estate and construction loans is due to increased loan volumes outstanding. The decline in the unallocated portion was due to improved economic conditions within the Company’s geographic markets.

	Allowance for Loan Losses
	For the Year Ended December 31, 2017
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,327	$3,330	$152	$1,330	$7,980	$4,835	$25,954
Additions:
(Reversal) provision	(382)	431	(1,716)	(335)	1,271	(1,169)	(1,900)
Deductions:
Chargeoffs	(961)	-	-	-	(4,957)	-	(5,918)
Recoveries	762	88	1,899	-	2,124	-	4,873
Net loan (losses) recoveries	(199)	88	1,899	-	(2,833)	-	(1,045)
Total allowance for loan losses	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At December 31, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,814	$171	$-	$-	$-	$-	$4,985
Collectively evaluated for impairment	2,932	3,678	335	995	6,418	3,666	18,024
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
Carrying value of loans:
Individually evaluated for impairment	$10,675	$14,234	$-	$208	$-	$-	$25,117
Collectively evaluated for impairment	325,291	553,769	5,649	64,975	312,406	-	1,262,090
Purchased loans with evidence of credit deterioration	30	581	-	-	164	-	775
Total	$335,996	$568,584	$5,649	$65,183	$312,570	$-	$1,287,982

Management considers the $23.0 million allowance for loan losses to be adequate as a reserve against loan losses inherent in the loan portfolio as of December 31, 2017.

See Note 3 to the consolidated financial statements for additional information related to the loan portfolio, loan portfolio credit risk, and allowance for loan losses.

[The remainder of this page intentionally left blank]

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

Management expects a high level of uncertainty in regard to interest rate levels in the immediate term, and Management’s most likely earnings forecast for the twelve months ending December 31, 2018 assumes market interest rates will gradually rise, with short-term rates rising more than long-term rates.

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

The Company’s asset and liability position was slightly “asset sensitive” at December 31, 2017, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98 percent of funding for average total assets in 2017 and in 2016. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $3.4 billion in total investment securities at December 31, 2017. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At December 31, 2017, such collateral requirements totaled approximately $716 million.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $41 million in 2017, $40 million in 2016 and $39 million in 2015, and retire common stock in the amount of $314 thousand in 2017, $6 million in 2016 and $15 million in 2015. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Contractual Obligations

The following table sets forth the known contractual obligations, except deposits, short-term borrowing arrangements and post-retirement benefit plans, of the Company:

	At December 31, 2017
	Within One Year	Over One to Three Years	Over Three to Five Years	After Five Years	Total
	(In thousands)
Operating Lease Obligations	$6,481	$8,025	$2,194	$825	$17,525
Purchase Obligations	8,138	16,652	8,518	-	33,308
Total	$14,619	$24,677	$10,712	$825	$50,833

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

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 8.4% in 2017, 10.9% in 2016 and 11.3% in 2015. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $25 million in 2017, $24 million in 2016 and $5 million in 2015.

The Company paid common dividends totaling $41 million in 2017, $40 million in 2016 and $39 million in 2015, which represent dividends per common share of $1.57, $1.56 and $1.53, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 6 thousand shares valued at $314 thousand in 2017, 137 thousand shares valued at $6 million in 2016 and 344 thousand shares valued at $15 million in 2015.

The Company's primary capital resource is shareholders' equity, which was $590 million at December 31, 2017 compared with $561 million at December 31, 2016. The Company's ratio of equity to total assets was 10.71% at December 31, 2017 and 10.46% at December 31, 2016.

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

The capital ratios for the Company and the Bank under the new capital framework are presented in the table below, on the dates indicated.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At December 31, 2017		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2017		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	15.36%	12.50%	5.75	%(1)	7.00	%(2)	6.50%
Tier I Capital	15.36%	12.50%	7.25	%(1)	8.50	%(2)	8.00%
Total Capital	16.17%	13.52%	9.25	%(1)	10.50	%(2)	10.00%
Leverage Ratio	8.86%	7.16%	4.00%		4.00%		5.00%

(1) Includes 1.25% capital conservation buffer.

(2) Includes 2.5% capital conservation buffer.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At December 31, 2016		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2016		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	14.85%	11.70%	5.125	%(3)	7.00	%(4)	6.50%
Tier I Capital	14.85%	11.70%	6.625	%(3)	8.50	%(4)	8.00%
Total Capital	15.95%	13.02%	8.625	%(3)	10.50	%(4)	10.00%
Leverage Ratio	8.46%	6.63%	4.000%		4.00%		5.00%

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

The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	For the Years Ended December 31,
	2017			2016			2015
	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate
	($ In thousands)

Noninterest-bearing demand	$2,095,522	44.4%	-%	$2,026,939	44.1%	-%	$1,968,817	44.4%	-%
Interest bearing:
Transaction	888,116	18.8%	0.03%	862,581	18.8%	0.03%	822,156	18.5%	0.03%
Savings	1,492,725	31.6%	0.02%	1,428,059	31.1%	0.06%	1,312,100	29.6%	0.06%
Time less than $100 thousand	136,324	2.9%	0.17%	154,022	3.4%	0.26%	172,836	3.9%	0.33%
Time $100 thousand or more	109,563	2.3%	0.38%	118,750	2.6%	0.43%	161,710	3.6%	0.42%
Total (1)	$4,722,250	100.0%	0.07%	$4,590,351	100.0%	0.08%	$4,437,619	100.0%	0.10%

(1) The rates for total deposits reflect value of noninterest-bearing deposits.

The Company’s strategy includes building the value of its deposit base by building balances of lower-costing deposits and avoiding reliance on higher-costing time deposits. From 2015 to 2017 higher costing time deposits declined from 7% to 5% of total deposits. The Company’s average balances of checking and savings accounts represented 95% of average balances of total deposits in 2017 compared with 94% in 2016 and 93% in 2015.

Total time deposits were $232 million and $256 million at December 31, 2017 and 2016, respectively. The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits. The Company has no foreign time deposits.

Time Deposits Maturity Distribution

At December 31, 2017
(In thousands)
2018	$179,421
2019	23,096
2020	11,990
2021	11,329
2022	5,979
Thereafter	3
Total	$231,818

[The remainder of this page intentionally left blank]

The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:

Time Deposits $100,000 or more Maturity Distribution

At December 31, 2017
(In thousands)
Three months or less	$41,560
Over three through six months	21,336
Over six through twelve months	25,415
Over twelve months	25,659
Total	$113,970

Short-term Borrowings

The following table sets forth the short-term borrowings of the Company:

Short-Term Borrowings Distribution

	At December 31,
	2017	2016	2015
	(In thousands)
Securities sold under agreements to repurchase the securities	$58,471	$59,078	$53,028
Total short-term borrowings	$58,471	$59,078	$53,028

Further detail of federal funds purchased and other borrowed funds is as follows:

	For the Years Ended December 31,
	2017	2016	2015
	($ in thousands)
Federal funds purchased balances and rates paid on outstanding amount:
Average balance for the year	$5	$5	$8
Maximum month-end balance during the year	-	-	-
Average interest rate for the year	1.53%	0.77%	0.48%
Average interest rate at period end	-%	-%	-%
Securities sold under agreements to repurchase the securities balances and rates paid on outstanding amount:
Average balance for the year	$69,666	$61,271	$75,046
Maximum month-end balance during the year	82,126	74,815	89,484
Average interest rate for the year	0.06%	0.06%	0.07%
Average interest rate at period end	0.06%	0.06%	0.06%
FHLB advances balances and rates paid on outstanding amount:
Average balance for the year	$-	$-	$494
Maximum month-end balance during the year	-	-	-
Average interest rate for the year	-%	-%	0.20%
Average interest rate at period end	-%	-%	-%

[The remainder of this page intentionally left blank]

Financial Ratios

The following table shows key financial ratios for the periods indicated:

	At and For the Years Ended December 31,
	2017	2016	2015
Return on average total assets	0.92%	1.12%	1.16%
Return on average common shareholders' equity	8.39%	10.85%	11.32%
Average shareholders' equity as a percentage of:
Average total assets	10.96%	10.34%	10.21%
Average total loans	45.34%	38.08%	32.08%
Average total deposits	12.63%	11.81%	11.70%
Common dividend payout ratio	83%	68%	67%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Westamerica Bancorporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2017 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm has issued an attestation report on Management’s assessment of the Company’s internal control over financial reporting. Their opinion and attestation on internal control over financial reporting appear on page 89.

Dated: February 27, 2018

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2017	2016
Assets:
Cash and due from banks	$575,002	$462,271
Investment securities available for sale	2,193,507	1,890,758
Investment securities held to maturity, with fair values of: $1,155,342 at December 31, 2017 and $1,340,741 at December 31, 2016	1,158,864	1,346,312
Loans	1,287,982	1,352,711
Allowance for loan losses	(23,009)	(25,954)
Loans, net of allowance for loan losses	1,264,973	1,326,757
Other real estate owned	1,426	3,095
Premises and equipment, net	35,301	36,566
Identifiable intangibles, net	3,850	6,927
Goodwill	121,673	121,673
Other assets	158,450	171,724
Total Assets	$5,513,046	$5,366,083

Liabilities:
Noninterest-bearing deposits	$2,197,526	$2,089,443
Interest-bearing deposits	2,630,087	2,615,298
Total deposits	4,827,613	4,704,741
Short-term borrowed funds	58,471	59,078
Other liabilities	36,723	40,897
Total Liabilities	4,922,807	4,804,716

Contingencies (Note 13)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,425 at December 31, 2017 and 25,907 at December 31, 2016	431,734	404,606
Deferred compensation	1,533	1,533
Accumulated other comprehensive loss	(16,832)	(10,074)
Retained earnings	173,804	165,302
Total Shareholders' Equity	590,239	561,367
Total Liabilities and Shareholders' Equity	$5,513,046	$5,366,083

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$61,740	$69,139	$78,441
Investment securities available for sale	44,664	34,276	31,263
Investment securities held to maturity	27,432	30,636	26,825
Total Interest and Loan Fee Income	133,836	134,051	136,529
Interest Expense:
Deposits	1,856	2,077	2,370
Short-term borrowed funds	44	39	53
Federal Home Loan Bank advances	-	-	1
Total Interest Expense	1,900	2,116	2,424
Net Interest and Loan Fee Income	131,936	131,935	134,105
Reversal of Provision for Loan Losses	(1,900)	(3,200)	-
Net Interest and Loan Fee Income After Reversal of Provision For Loan Losses	133,836	135,135	134,105
Noninterest Income:
Service charges on deposit accounts	19,612	20,854	22,241
Merchant processing services	8,426	6,377	6,339
Securities gains	7,955	-	-
Debit card fees	6,421	6,290	6,084
Trust fees	2,875	2,686	2,732
ATM processing fees	2,610	2,411	2,397
Other service fees	2,584	2,571	2,689
Financial services commissions	639	568	695
Other noninterest income	5,506	4,817	4,690
Total Noninterest Income	56,628	46,574	47,867
Noninterest Expense:
Salaries and related benefits	51,519	51,507	52,192
Occupancy and equipment	19,430	19,017	19,394
Outsourced data processing services	9,035	8,505	8,441
Loss contingency	5,542	3	-
Amortization of identifiable intangibles	3,077	3,504	3,856
Professional fees	2,161	3,980	2,490
Courier service	1,732	1,952	2,329
Impairment of tax credit investments	625	-	-
Other noninterest expense	10,171	13,284	16,598
Total Noninterest Expense	103,292	101,752	105,300
Income Before Income Taxes	87,172	79,957	76,672
Provision for income taxes	37,147	21,104	17,919
Net Income	$50,025	$58,853	$58,753

Average Common Shares Outstanding	26,291	25,612	25,555
Diluted Average Common Shares Outstanding	26,419	25,678	25,577
Per Common Share Data:
Basic earnings	$1.90	$2.30	$2.30
Diluted earnings	1.89	2.29	2.30
Dividends paid	1.57	1.56	1.53

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net Income	$50,025	$58,853	$58,753
Other comprehensive loss:
Changes in net unrealized gains on securities available for sale	(3,767)	(18,610)	(8,028)
Deferred tax benefit	1,585	7,825	3,375
Reclassification of gains included in net income	(7,955)	-	-
Deferred tax expense on gains included in net income	3,345	-	-
Changes in unrealized gains and losses on securities available for sale, net of tax	(6,792)	(10,785)	(4,653)
Post-retirement benefit transition obligation amortization	59	61	61
Deferred tax expense	(25)	(25)	(25)
Post-retirement benefit transition obligation amortization, net of tax	34	36	36
Total Other Comprehensive Loss	(6,758)	(10,749)	(4,617)
Total Comprehensive Income	$43,267	$48,104	$54,136

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Shares Outstanding	Common Stock	Deferred Compensation	Accumulated Other Comprehensive Income (loss)	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2014	25,745	$378,132	$2,711	$5,292	$140,468	$526,603
Net income for the year 2015					58,753	58,753
Other comprehensive loss				(4,617)		(4,617)
Exercise of stock options	108	4,848				4,848
Tax benefit decrease upon exercise and expiration of stock options		(1,284)				(1,284)
Restricted stock activity	17	874	(133)			741
Stock based compensation		1,272				1,272
Stock awarded to employees	2	105				105
Retirement of common stock	(344)	(5,089)			(10,003)	(15,092)
Dividends					(39,124)	(39,124)
Balance, December 31, 2015	25,528	378,858	2,578	675	150,094	532,205
Net income for the year 2016					58,853	58,853
Other comprehensive loss				(10,749)		(10,749)
Exercise of stock options	499	24,031				24,031
Tax benefit increase upon exercise and expiration of stock options		394				394
Restricted stock activity	15	1,798	(1,045)			753
Stock based compensation		1,494				1,494
Stock awarded to employees	2	90				90
Retirement of common stock	(137)	(2,059)			(3,721)	(5,780)
Dividends					(39,924)	(39,924)
Balance, December 31, 2016	25,907	404,606	1,533	(10,074)	165,302	561,367
Net income for the year 2017					50,025	50,025
Other comprehensive loss				(6,758)		(6,758)
Exercise of stock options	509	24,583				24,583
Restricted stock activity	13	707				707
Stock based compensation		1,824				1,824
Stock awarded to employees	2	104				104
Retirement of common stock	(6)	(90)			(224)	(314)
Dividends					(41,299)	(41,299)
Balance, December 31, 2017	26,425	$431,734	$1,533	$(16,832)	$173,804	$590,239

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
Operating Activities:	(In thousands)
Net income	$50,025	$58,853	$58,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	26,082	19,939	16,402
(Reversal of) provision for loan losses	(1,900)	(3,200)	-
Net amortization of deferred loan fees	(46)	(340)	(310)
Increase in interest income receivable	(2,068)	(1,316)	(780)
Life insurance premiums paid	(842)	(828)	(782)
Decrease in net deferred tax asset	27,018	4,380	830
Increase in other assets	(890)	(2,493)	(1,046)
Stock option compensation expense	1,824	1,494	1,272
Tax benefit (increase) decrease upon exercise and expiration of stock options	-	(394)	1,284
(Decrease) increase in income taxes payable	(6,650)	(40)	265
Decrease in interest expense payable	(31)	(52)	(86)
(Decrease) increase in other liabilities	(3,016)	2,026	(5,754)
Gain on sale of other assets	(1,004)	-	-
Gain on sale of securities	(7,955)	-	-
Write-down/net loss on sale of premises and equipment	60	30	109
Net loss/write-down (gain) on sale of foreclosed assets	147	(422)	247
Net Cash Provided by Operating Activities	80,754	77,637	70,404
Investing Activities:
Net repayments of loans	66,065	183,506	164,093
Change in payable to FDIC[1]	(63)	(127)	-
Purchases of investment securities available for sale	(635,814)	(1,080,959)	(946,794)
Proceeds from sale/maturity/calls of securities available for sale	319,324	737,625	967,118
Purchases of investment securities held to maturity	-	(246,956)	(437,935)
Proceeds from maturity/calls of securities held to maturity	178,429	204,054	153,014
Purchases of premises and equipment	(2,720)	(1,818)	(4,474)
Net change in FHLB[2] securities	-	-	940
Proceeds from sale of foreclosed assets	1,521	7,412	1,774
Net Cash Used in Investing Activities	(73,258)	(197,263)	(102,264)
Financing Activities:
Net change in deposits	122,872	164,082	191,476
Net change in short-term borrowings and FHLB[2] advances	(607)	6,050	(56,756)
Exercise of stock options/issuance of shares	24,583	24,031	4,848
Taxes paid by withholding shares for tax purposes	-	(356)	(357)
Tax benefit increase (decrease) upon expiration/exercise of stock options	-	394	(1,284)
Retirement of common stock	(314)	(5,424)	(14,735)
Common stock dividends paid	(41,299)	(39,924)	(39,124)
Net Cash Provided by Financing Activities	105,235	148,853	84,068
Net Change In Cash and Due from Banks	112,731	29,227	52,208
Cash and Due from Banks at Beginning of Period	462,271	433,044	380,836
Cash and Due from Banks at End of Period	$575,002	$462,271	$433,044

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Loan collateral transferred to other real estate owned	$-	$821	$4,911
Securities purchases pending settlement	-	-	2,885
Supplemental disclosure of cash flow activities:
Interest paid for the period	1,931	2,202	2,533
Income tax payments for the period	17,351	19,264	17,666

See accompanying notes to consolidated financial statements.

1 Federal Deposit Insurance Corporation ("FDIC")

2 Federal Home Loan Bank ("FHLB")

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

Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require Management to make estimates and judgments about future economic and market conditions. These estimates and judgments may affect reported amounts of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. Although the estimates contemplate current conditions and how Management expects them to change in the future, it is reasonably possible that in 2018 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial conditions.

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

Nonmarketable Equity Securities. Nonmarketable equity securities include securities that are not publicly traded, such as Visa Class B common stock, and securities acquired to meet regulatory requirements, such as Federal Reserve Bank stock, which are restricted. These restricted securities are accounted for under the cost method and are included in other assets. The Company reviews those assets accounted for under the cost method at least quarterly for possible declines in value that are considered “other than temporary”. The Company’s review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment’s cash flows and capital needs, the viability of its business model and any exit strategy. The asset value is reduced when a decline in value is considered to be other than temporary. The Company recognizes the estimated loss in noninterest income.

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

Allowance for Credit Losses. The Company extends loans to commercial and consumer customers primarily in Northern and Central California. These lending activities expose the Company to the risk borrowers will default, causing loan losses. The Company’s lending activities are exposed to various qualitative risks. All loan segments are exposed to risks inherent in the economy and market conditions. Significant risk characteristics related to the commercial loan segment include the borrowers’ business performance and financial condition, and the value of collateral for secured loans. Significant risk characteristics related to the commercial real estate segment include the borrowers’ business performance and the value of properties collateralizing the loans. Significant risk characteristics related to the construction loan segment include the borrowers’ performance in successfully developing the real estate into the intended purpose and the value of the property collateralizing the loans. Significant risk characteristics related to the residential real estate segment include the borrowers’ financial wherewithal to service the mortgages and the value of the property collateralizing the loans. Significant risk characteristics related to the consumer loan segment include the financial condition of the borrowers and the value of collateral securing the loans.

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

Recently Adopted Accounting Standards

In 2017, the Company adopted the following new accounting guidance:

FASB Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, was issued March 30, 2016. The provisions of the new standard changed several aspects of the accounting for share-based payment award transactions, including: (1) Accounting and Cash Flow Classification for Excess Tax Benefits, (2) Forfeitures, and (3) Tax Withholding Requirements and Cash Flow Classification. The Company adopted the ASU provisions effective January 1, 2017, which has the potential to create volatility in the book tax provision at the time nonqualified stock options are exercised or expire. During 2017, 509 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $1,667 thousand. The 2017 income tax provision was $698 thousand lower than it would have been under accounting standards prior to the adoption of ASU 2016-09. The Company elected to account for forfeitures as they occur.

Recently Issued Accounting Standards

FASB ASU 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, was issued May 2014. The ASU specifies a standardized approach for revenue recognition across industries and transactions. The ASU also requires additional disclosures. The scope of the ASU does not include revenue streams covered by other ASU topics; thus, Topic 606 does not apply to revenue related to financial instruments, guarantees and leases, such as the Company’s net interest income.

Approximately 73% of our revenue, including all of our net interest income and a portion of our noninterest income, is out of scope of the guidance. The contracts that are in scope of the guidance are primarily related to service charges and fees on deposit accounts, merchant processing fees, trust fees and other service charges, commissions and fees. We have completed analyzing the individual contracts in scope and determined our revenue recognition will not change in any material regard upon adoption of the ASU. The Company adopted the ASU on January 1, 2018.

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

The Company was required to adopt the ASU provisions on January 1, 2018, and for those equity securities with readily determinable fair values, the Company elected the retrospective transition approach with a cumulative effect adjustment to the balance sheet and for those equity securities that do not have readily determinable fair values, the Company elected the prospective transition approach. The impact of the adoption of this accounting standard on the Company’s consolidated financial statements will be subject to the price volatility of the equity investments, which is immaterial. At December 31, 2017, the Company had $2000 thousand in equity investments with readily determinable fair value.

FASB ASU 2016-02, Leases (Topic 842), was issued February 25, 2016. The provisions of the new standard require lessees to recognize most leases on-balance sheet, increasing reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP.

The Company will be required to adopt the ASU provisions January 1, 2019, and plans to elect the modified retrospective transition approach. Management is evaluating the impact that the ASU will have on the Company’s financial statements. As of December 31, 2017, the Company leased 58 of its operating facilities; the remaining minimum lease payments were $17.5 million. The Company does not expect a material change in noninterest expenses upon adoption of the new standard.

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

FASB ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, was issued August 2017. The ASU will expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The ASU also provides for a one-time reclassification of prepayable assets from held-to-maturity (HTM) to available for sale (AFS) regardless of derivative use.

The Company will be required to adopt the ASU provisions January 1, 2019. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors. However, the Company is currently evaluating the prepayable assets in the HTM portfolio to determine if a one-time reclassification of prepayable assets from HTM to the AFS will occur upon implementation.

Note 2: Investment Securities

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities of U.S. Government sponsored entities	$122,285	$1	$(2,967)	$119,319
Agency residential mortgage-backed securities (MBS)	787,679	522	(20,495)	767,706
Non-agency residential MBS	153	1	-	154
Agency commercial MBS	2,244	-	(25)	2,219
Securities of U.S. Government entities	1,612	-	(22)	1,590
Obligations of states and political subdivisions	182,907	3,796	(1,482)	185,221
Corporate securities	1,123,671	1,104	(9,277)	1,115,498
Other securities	2,000	-	(200)	1,800
Total	$2,222,551	$5,424	$(34,468)	$2,193,507

An analysis of the amortized cost, gross unrecognized gains and losses, and fair value of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity At December 31, 2017
	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Agency residential MBS	$545,883	$606	$(9,850)	$536,639
Non-agency residential MBS	4,462	70	-	4,532
Agency commercial MBS	9,041	-	(66)	8,975
Obligations of states and political subdivisions	599,478	7,736	(2,018)	605,196
Total	$1,158,864	$8,412	$(11,934)	$1,155,342

[The remainder of this page intentionally left blank]

An analysis of the amortized cost, gross unrealized gains and losses accumulated in other comprehensive income, and fair value of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale At December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Value
	(In thousands)
Securities of U.S. Government sponsored entities	$141,599	$35	$(2,974)	$138,660
Agency residential MBS	711,623	921	(21,045)	691,499
Non-agency residential MBS	272	-	(1)	271
Securities of U.S. Government entities	2,041	-	(16)	2,025
Obligations of states and political subdivisions	182,230	5,107	(3,926)	183,411
Asset-backed securities	696	-	(1)	695
FHLMC(1) and FNMA(2) stock	749	10,120	-	10,869
Corporate securities	866,835	1,690	(7,668)	860,857
Other securities	2,034	621	(184)	2,471
Total	$1,908,079	$18,494	$(35,815)	$1,890,758

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

During the quarter ending December 31, 2017, the Company sold its shares of FHLMC and FNMA stock. Total proceeds from the sale were $8,704 thousand and the realized gain recorded in income was $7,955 thousand.

[The remainder of this page intentionally left blank]

The amortized cost and fair value of investment securities by contractual maturity are shown in the following tables at the dates indicated:

	At December 31, 2017
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$193,337	$193,385	$50,295	$51,105
Over 1 to 5 years	1,031,807	1,023,047	269,050	269,471
Over 5 to 10 years	159,266	160,042	277,170	281,546
Over 10 years	46,065	45,154	2,963	3,074
Subtotal	1,430,475	1,421,628	599,478	605,196
MBS	790,076	770,079	559,386	550,146
Other securities	2,000	1,800	-	-
Total	$2,222,551	$2,193,507	$1,158,864	$1,155,342

	At December 31, 2016
	Securities Available for Sale		Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$154,693	$154,835	$14,961	$15,639
Over 1 to 5 years	750,834	745,219	292,024	292,062
Over 5 to 10 years	238,077	239,153	318,580	319,587
Over 10 years	47,756	44,416	37,810	38,052
Subtotal	1,191,360	1,183,623	663,375	665,340
MBS	713,936	693,795	682,937	675,401
Other securities	2,783	13,340	-	-
Total	$1,908,079	$1,890,758	$1,346,312	$1,340,741

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At December 31, 2017 and December 31, 2016, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

[The remainder of this page intentionally left blank]

An analysis of the gross unrealized losses of the available for sale investment securities portfolio follows:

	Investment Securities Available for Sale
	At December 31, 2017
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment Positions	Fair Value	Unrealized Losses	Investment Positions	Fair Value	Unrealized Losses	Investment Positions	Fair Value	Unrealized Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	1	$996	$(2)	8	$117,252	$(2,965)	9	$118,248	$(2,967)
Agency residential MBS	7	238,554	(1,501)	51	516,711	(18,994)	58	755,265	(20,495)
Non-agency residential MBS	1	1	-	-	-	-	1	1	-
Agency commercial MBS	2	2,219	(25)	-	-	-	2	2,219	(25)
Securities of U.S. Government entities	-	-	-	3	1,590	(22)	3	1,590	(22)
Obligations of states and political subdivisions	50	21,453	(228)	35	52,071	(1,254)	85	73,524	(1,482)
Corporate securities	64	571,112	(4,047)	38	282,924	(5,230)	102	854,036	(9,277)
Other securities	-	-	-	1	1,800	(200)	1	1,800	(200)
Total	125	$834,335	$(5,803)	136	$972,348	$(28,665)	261	$1,806,683	$(34,468)

An analysis of gross unrecognized losses of the held to maturity investment securities portfolio follows:

	Investment Securities Held to Maturity
	At December 31, 2017
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment Positions	Fair Value	Unrecognized Losses	Investment Positions	Fair Value	Unrecognized Losses	Investment Positions	Fair Value	Unrecognized Losses
	($ in thousands)
Agency residential MBS	15	$30,218	$(201)	65	$479,775	$(9,649)	80	$509,993	$(9,850)
Agency commercial MBS	1	1,913	(4)	1	7,062	(62)	2	8,975	(66)
Obligations of states and political subdivisions	146	131,032	(553)	59	58,979	(1,465)	205	190,011	(2,018)
Total	162	$163,163	$(758)	125	$545,816	$(11,176)	287	$708,979	$(11,934)

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

The Company does not intend to sell any investments and has concluded that it is more likely than not that it will not be required to sell the investments prior to recovery of the amortized cost basis. Therefore, the Company does not consider these investments to be other-than-temporarily impaired as of December 31, 2017.

The fair values of the investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

As of December 31, 2017, $715,774  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds. As of December 31, 2016, $768,845  thousand of investment securities were pledged to secure public deposits and short-term borrowed funds.

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

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)

Taxable	$51,445	$42,718	$34,472
Tax-exempt from regular federal income tax	20,651	22,194	23,616
Total interest income from investment securities	$72,096	$64,912	$58,088

[The remainder of this page intentionally left blank]

Note 3: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At December 31,
	2017	2016
	(In thousands)
Commercial	$335,996	$354,697
Commercial Real Estate	568,584	542,171
Construction	5,649	2,555
Residential Real Estate	65,183	87,724
Consumer Installment & Other	312,570	365,564
Total	$1,287,982	$1,352,711

Total loans outstanding reported above include loans purchased from the FDIC of $83,478  thousand and $121,210 thousand at December 31, 2017 and December 31, 2016, respectively. Loans purchased from the FDIC were separately reported in prior periods and have been reclassified into their respective categories in the current presentation.

Changes in the accretable yield for purchased loans were as follows:

	For the Years Ended December 31,
	2017	2016
Accretable yield:	(In thousands)
Balance at the beginning of the period	$1,237	$1,259
Reclassification from nonaccretable difference	1,852	3,912
Accretion	(2,351)	(3,934)
Balance at the end of the period	$738	$1,237

Accretion	$(2,351)	$(3,934)
Change in FDIC indemnification	192	1,053
(Increase) in interest income	$(2,159)	$(2,881)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses For the Year Ended December 31, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,327	$3,330	$152	$1,330	$7,980	$4,835	$25,954
Additions:
(Reversal) provision	(382)	431	(1,716)	(335)	1,271	(1,169)	(1,900)
Deductions:
Chargeoffs	(961)	-	-	-	(4,957)	-	(5,918)
Recoveries	762	88	1,899	-	2,124	-	4,873
Net loan (losses) recoveries	(199)	88	1,899	-	(2,833)	-	(1,045)
Total allowance for loan losses	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009

	Allowance for Credit Losses For the Twelve Months Ended December 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$9,559	$4,212	$235	$1,801	$8,001	$5,963	$29,771
Additions:
(Reversal) provision	(3,237)	(1,436)	(83)	(471)	3,155	(1,128)	(3,200)
Deductions:
Chargeoffs	(2,023)	-	-	-	(4,749)	-	(6,772)
Recoveries	4,028	554	-	-	1,573	-	6,155
Net loan recoveries (losses)	2,005	554	-	-	(3,176)	-	(617)
Total allowance for loan losses	$8,327	$3,330	$152	$1,330	$7,980	$4,835	$25,954

	Allowance for Loan Losses
	For the Year Ended December 31, 2015
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,460	$4,245	$654	$2,241	$9,827	$9,058	$31,485
Additions:
Provision (reversal)	3,681	126	(33)	(440)	(239)	(3,095)	-
Deductions:
Chargeoffs	(756)	(449)	(431)	-	(3,493)	-	(5,129)
Recoveries	1,174	290	45	-	1,906	-	3,415
Net loan recoveries (losses)	418	(159)	(386)	-	(1,587)	-	(1,714)
Total allowance for loan losses	$9,559	$4,212	$235	$1,801	$8,001	$5,963	$29,771

The allowance for loan losses and recorded investment in loans evaluated for impairment were as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At December 31, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,814	$171	$-	$-	$-	$-	$4,985
Collectively evaluated for impairment	2,932	3,678	335	995	6,418	3,666	18,024
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
Carrying value of loans:
Individually evaluated for impairment	$10,675	$14,234	$-	$208	$-	$-	$25,117
Collectively evaluated for impairment	325,291	553,769	5,649	64,975	312,406	-	1,262,090
Purchased loans with evidence of credit deterioration	30	581	-	-	164	-	775
Total	$335,996	$568,584	$5,649	$65,183	$312,570	$-	$1,287,982

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At December 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$5,048	$-	$-	$-	$-	$-	$5,048
Collectively evaluated for impairment	3,279	3,330	152	1,330	7,980	4,835	20,906
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$8,327	$3,330	$152	$1,330	$7,980	$4,835	$25,954
Carrying value of loans:
Individually evaluated for impairment	$11,174	$12,706	$-	$835	$-	$-	$24,715
Collectively evaluated for impairment	343,494	528,957	2,555	86,889	365,236	-	1,327,131
Purchased loans with evidence of credit deterioration	29	508	-	-	328	-	865
Total	$354,697	$542,171	$2,555	$87,724	$365,564	$-	$1,352,711

The Bank’s customers are small businesses, professionals and consumers. Given the scale of these borrowers, corporate credit rating agencies do not evaluate the borrowers’ financial condition. The Bank maintains a Loan Review Department which reports directly to Audit Committee of the Board of Directors. The Loan Review Department performs independent evaluations of loans and validates management assigned credit risk grades on evaluated loans using grading standards employed by bank regulatory agencies. Loans judged to carry lower-risk attributes are assigned a “pass” grade, with a minimal likelihood of loss. Loans judged to carry higher-risk attributes are referred to as “classified loans,” and are further disaggregated, with increasing expectations for loss recognition, as “substandard,” “doubtful,” and “loss.” Loan Review Department evaluations occur every calendar quarter. If the Bank becomes aware of deterioration in a borrower’s performance or financial condition between Loan Review Department examinations, assigned risk grades are re-evaluated promptly. Credit risk grades assigned by management and validated by the Loan Review Department are subject to review by the Bank’s regulatory authorities during regulatory examinations.

[The remainder of this page intentionally left blank]

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$324,185	$548,853	$5,649	$62,253	$310,429	$1,251,369
Substandard	11,811	19,731	-	2,930	1,370	35,842
Doubtful	-	-	-	-	1	1
Loss	-	-	-	-	770	770
Total	$335,996	$568,584	$5,649	$65,183	$312,570	$1,287,982

Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$340,973	$515,045	$2,555	$84,384	$362,597	$1,305,554
Substandard	13,724	25,830	-	3,340	2,477	45,371
Doubtful	-	1,296	-	-	10	1,306
Loss	-	-	-	-	480	480
Total	$354,697	$542,171	$2,555	$87,724	$365,564	$1,352,711

Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2017
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$334,908	$627	$164	$-	$297	$335,996
Commercial real estate	561,883	1,143	125	-	5,433	568,584
Construction	5,649	-	-	-	-	5,649
Residential real estate	65,183	-	-	-	-	65,183
Consumer installment and other	307,445	3,321	1,077	531	196	312,570
Total	$1,275,068	$5,091	$1,366	$531	$5,926	$1,287,982

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2016
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$353,497	$966	$40	$-	$194	$354,697
Commercial real estate	533,377	1,460	445	-	6,889	542,171
Construction	2,329	226	-	-	-	2,555
Residential real estate	86,098	528	37	-	1,061	87,724
Consumer installment and other	360,549	3,288	989	497	241	365,564
Total	$1,335,850	$6,468	$1,511	$497	$8,385	$1,352,711

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2017 and December 31, 2016.

The following summarizes impaired loans:

	Impaired Loans At December 31,
	2017			2016
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial	$1,212	$1,271	$-	$1,234	$1,303	$-
Commercial real estate	13,169	14,985	-	13,233	15,610	-
Residential real estate	208	239	-	1,279	1,309	-
Consumer installment and other	360	466	-	569	675	-
Total with no related allowance recorded	14,949	16,961	-	16,315	18,897	-

With an allowance recorded:
Commercial	9,764	9,764	4,814	10,163	10,172	5,048
Commercial real estate	1,790	1,792	171	-	-	-
Total with an allowance recorded	11,554	11,556	4,985	10,163	10,172	5,048
Total	$26,503	$28,517	$4,985	$26,478	$29,069	$5,048

Impaired loans include troubled debt restructured loans. Impaired loans at December 31, 2017, included $12,081 thousand of restructured loans, $4,285 thousand of which were on nonaccrual status. Impaired loans at December 31, 2016, included $12,381 thousand of restructured loans, $5,302 thousand of which were on nonaccrual status.

	Impaired Loans For the Years Ended December 31,
	2017		2016		2015
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$11,156	$508	$12,923	$512	$12,631	$584
Commercial real estate	14,806	884	16,701	725	20,307	674
Construction	-	-	102	-	263	-
Residential real estate	423	17	746	19	643	31
Consumer installment and other	415	20	473	25	739	25
Total	$26,800	$1,429	$30,945	$1,281	$34,583	$1,314

The following tables provide information on troubled debt restructurings:

	Troubled Debt Restructurings At December 31, 2017
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	7	$2,393	$1,085	$43
Commercial real estate	10	11,528	10,788	-
Residential real estate	1	241	208	-
Total	18	$14,162	$12,081	$43

[The remainder of this page intentionally left blank]

	Troubled Debt Restructurings At December 31, 2016
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	7	$2,719	$1,489	$113
Commercial real estate	10	11,257	10,673	-
Residential real estate	1	241	219	-
Total	18	$14,217	$12,381	$113

	Troubled Debt Restructurings At December 31, 2015
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	6	$3,138	$2,802	$194
Commercial real estate	10	12,927	12,684	-
Residential real estate	1	242	226	-
Total	17	$16,307	$15,712	$194

During the year ended December 31, 2017, the Company modified four loans with a carrying value of $699 thousand that were considered troubled debt restructurings. The four concessions granted in 2017 consisted of modifications of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms.

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

During the year ended December 31, 2017, one troubled debt restructured loan with a carrying value of $58 thousand was charged off. There were no chargeoffs related to troubled debt restructurings made during the year ended December 31, 2016 and 2015. During the years ended December 31, 2017, 2016 and 2015, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

There were no loans restricted due to collateral requirements at December 31, 2017 and December 31, 2016.

There were no loans held for sale at December 31, 2017 and December 31, 2016.

At December 31, 2017 and 2016, the Company held total other real estate owned (OREO) of $1,426 thousand net of reserve of $1,905 thousand and $3,095 thousand net of reserve of $1,816 thousand, respectively, of which $-0-  thousand was foreclosed residential real estate properties or covered OREO at both dates, respectively. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $196 thousand at December 31, 2017. There were no consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process at December 31, 2016.

Note 4: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At December 31, 2017, Westamerica Bank did not have credit extended to any one entity exceeding these limits. At December 31, 2017, Westamerica Bank had 40 lending relationships each with aggregate amounts exceeding $5 million. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments related to real estate loans of $53,874 thousand and $57,721 thousand at December 31, 2017 and December 31, 2016, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At December 31, 2017, Westamerica Bank held corporate bonds in 70 issuing entities that exceeded $5 million for each issuer.

Note 5: Premises, Equipment and Other Assets

Premises and equipment consisted of the following:

	At December 31,
	Cost	Accumulated Depreciation and Amortization	Net Book Value
	(In thousands)
2017
Land	$11,796	$-	$11,796
Building and improvements	41,641	(26,249)	15,392
Leasehold improvements	5,817	(4,790)	1,027
Furniture and equipment	22,284	(15,198)	7,086
Total	$81,538	$(46,237)	$35,301
2016
Land	$11,896	$-	$11,896
Building and improvements	40,992	(25,180)	15,812
Leasehold improvements	5,922	(4,599)	1,323
Furniture and equipment	21,874	(14,339)	7,535
Total	$80,684	$(44,118)	$36,566

Depreciation and amortization of premises and equipment included in noninterest expense amounted to $3,925 thousand in 2017, $3,959 thousand in 2016 and $3,523 thousand in 2015.

[The remainder of this page intentionally left blank]

Other assets consisted of the following:

	At December 31,
	2017	2016
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	201
Total cost method equity investments	14,227	14,270
Life insurance cash surrender value	54,101	51,535
Net deferred tax asset	33,112	55,417
Limited partnership investments	10,119	12,591
Interest receivable	23,557	21,489
Prepaid assets	4,906	4,825
Other assets	18,428	11,597
Total other assets	$158,450	$171,724

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

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At December 31, 2017, this investment totaled $10,119 thousand and $2,299  thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2016, this investment totaled $12,591 thousand and $2,299  thousand of this amount represented outstanding equity capital commitments. At December 31, 2017, the $2,299 thousand of outstanding equity capital commitments are expected to be paid as follows, $722 thousand in 2020, $131 thousand in 2023, $90 thousand in 2024 and $1,356 thousand in 2025 or thereafter.

The amounts recognized in net income for these investments include:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Investment loss included in pre-tax income	$1,800	$2,475	$2,850
Valuation impairment included in pre-tax income	625	-	-
Tax credits recognized in provision for income taxes	1,850	2,286	2,650

The $625 thousand valuation impairment recognized in 2017 was due to a decline in future expected federal tax benefits due to the reduction in the federal corporate tax rate upon enactment of the Tax Cuts and Jobs Act of 2017.

Note 6: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the years ended December 31, 2017, 2016 and 2015. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the years ended December 31, 2017, 2016 and 2015 no such adjustments were recorded.

The carrying values of goodwill were:

	At December 31,
	2017	2016
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At December 31,
	2017		2016
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(52,987)	$56,808	$(50,074)
Merchant Draft Processing Intangible	10,300	(10,271)	10,300	(10,107)
Total Identifiable Intangible Assets	$67,108	$(63,258)	$67,108	$(60,181)

As of December 31, 2017, the current period and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
For the Year Ended December 31, 2017 (actual)	$2,913	$164	$3,077
Estimate for the Year Ended December 31, 2018	1,892	29	1,921
2019	538	-	538
2020	287	-	287
2021	269	-	269
2022	252	-	252

Note 7: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At December 31,
	2017	2016
	(In thousands)
Noninterest-bearing	$2,197,526	$2,089,443
Interest-bearing:
Transaction	904,245	865,701
Savings	1,494,024	1,493,427
Time deposits less than $100 thousand	117,848	133,712
Time deposits $100 thousand through $250 thousand	76,578	84,925
Time deposits more than $250 thousand	37,392	37,533
Total deposits	$4,827,613	$4,704,741

Demand deposit overdrafts of $2,786  thousand and $2,679  thousand were included as loan balances at December 31, 2017 and 2016, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $415 thousand in 2017, $509 thousand in 2016 and $687 thousand in 2015.

[The remainder of this page intentionally left blank]

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements Overnight and Continuous
	At December 31,
	2017	2016
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$74,173	$74,031
Agency residential MBS	58,251	63,277
Corporate securities	105,113	90,554
Total collateral carrying value	$237,537	$227,862
Total short-term borrowed funds	$58,471	$59,078

	For the Years Ended December 31,
	2017	2016
	Highest Balance at Any Month-end
	(In thousands)
Securities sold under repurchase agreements	$82,126	$74,815

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

The following table summarizes information about stock options granted under the Plan as of December 31, 2017. The intrinsic value is calculated as the difference between the market value as of December 31, 2017 and the exercise price of the shares. The market value as of December 31, 2017 was $59.55 as reported by the NASDAQ Global Select Market:

			Options Outstanding				Options Exercisable
			At December 31, 2017			For the Year Ended December 31, 2017	At December 31, 2017			For the Year Ended December 31, 2017
Range of Exercise Price			Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
			(In thousands)		(Years)		(In thousands)		(Years)
$40	-	45	400	$6,798	7.5	$43	105	$1,751	6.9	$43
45	-	50	22	305	4.1	46	22	305	4.1	46
50	-	55	310	2,588	1.9	51	310	2,588	1.9	51
55	-	60	298	725	8.3	57	32	94	2.1	57
$40	-	60	1,030	$10,416	6.0	49	469	$4,738	3.1	49

[The remainder of this page intentionally left blank]

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the twelve months ended December 31, 2017, 2016 and 2015, the Company granted 266 thousand, 325 thousand and 343 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

	For the Years Ended December 31,
	2017	2016	2015
Expected volatility (1)	20%	22%	20%
Expected life in years (2)	4.8	4.8	4.9
Risk-free interest rate (3)	1.97%	1.41%	1.36%
Expected dividend yield	3.28%	4.49%	3.64%
Fair value per award	$8.27	$5.97	$5.46

(1)	Measured using daily price changes of Company’s stock over respective expected term of the option and the implied volatility derived from the market prices of the Company’s stock and traded options.
(2)	The number of years that the Company estimates that the options will be outstanding prior to exercise.
(3)	The risk-free rate over the expected life based on the US Treasury yield curve in effect at the time of the grant.

Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options at December 31, 2017 is 930 thousand.

A summary of option activity during the year ended December 31, 2017 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(In thousands)		(Years)
Outstanding at January 1, 2017	1,273	$47.36
Granted	266	57.18
Exercised	(509)	48.29
Forfeited or expired	-	N/A
Outstanding at December 31, 2017	1,030	49.44	6.0
Exercisable at December 31, 2017	469	49.45	3.1

A summary of the Company’s nonvested option activity during the year ended December 31, 2017 is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at January 1, 2017	553	$5.80
Granted	266	8.27
Vested	(258)	5.78
Forfeited	-	N/A
Nonvested at December 31, 2017	561	$6.98

The weighted average estimated grant date fair value for options granted under the Company’s stock option plan during the twelve months ended December 31, 2017, 2016 and 2015 was $8.27, $5.97 and $5.46 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2017 is $2,012 thousand and the weighted average period over which the cost is expected to be recognized is 0.9 years.

The total intrinsic value of options exercised during the twelve months ended December 31, 2017, 2016 and 2015 was $4,642 thousand, $3,242 thousand and $504 thousand, respectively. The total fair value of Restricted Performance Shares (“RPSs”) that vested during the twelve months ended December 31, 2017, 2016 and 2015 was $708 thousand, $753 thousand and $741 thousand, respectively. The total fair value of options vested during the twelve months ended December 31, 2017, 2016 and 2015 was $1,493 thousand, $1,269 thousand and $1,321 thousand, respectively. The Company adopted the ASU provisions effective January 1, 2017, which has the potential to create volatility in the book tax provision at the time nonqualified stock options are exercised or expire. During the twelve months of 2017, 509 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $1,667 thousand. The 2017 income tax provision was $698 thousand lower than would have been under accounting standards prior to the adoption of ASU 2016-09. The increase in tax benefits recognized for the tax deductions from the exercise of options totaled $394 thousand for the twelve months ended December 31, 2016. The decrease in tax benefits recognized for the tax deductions from the exercise of options totaled $1,284 thousand for the twelve months ended December 31, 2015.

A summary of the status of the Company’s restricted performance shares as of December 31, 2017 and 2016 and changes during the twelve months ended on those dates, follows:

	2017	2016
	(In thousands)
Outstanding at January 1,	48	45
Granted	14	18
Issued upon vesting	(13)	(15)
Forfeited	-	-
Outstanding at December 31,	49	48

As of December 31, 2017 and 2016, the restricted performance shares had a weighted-average contractual life of 1.2 years and 1.1 years, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $827 thousand, $1,228 thousand and $535 thousand for the twelve months ended December 31, 2017, 2016 and 2015, respectively. There were no stock appreciation rights or incentive stock options granted in the twelve months ended December 31, 2017 and 2016.

On February 13, 2009, the Company issued a warrant to purchase 246,640 shares of the Company’s common stock at an exercise price of $50.92 per share. The warrants may be exercised in a manner wherein the Company withholds shares of common stock issuable upon exercise of the warrant equal in value to the aggregate exercise price, in which case the warrant holder would not deliver cash for the aggregate exercise price and the Company would issue a number of shares equal to the intrinsic value on the exercise date. The warrants remain outstanding at December 31, 2017.

The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2017, approximately 1,750 thousand shares remained available to repurchase under such plans.

Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2017, no shares of Class B Common Stock or Preferred Stock were outstanding.

Note 9: Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 was 1.25% and 0.625% for 2016. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2017, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2017 and 2016, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The capital ratios for the Company and the Bank under the new capital framework as of the dates indicated are presented in the table below.

	At December 31, 2017		Required for Capital Adequacy Purposes Effective January 1, 2017			To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$479,259	15.36%	$179,377	5.75	%(1)	N/A	N/A
Bank	383,796	12.50%	176,568	5.75	%(1)	$199,599	6.50%
Tier 1 Capital
Company	479,259	15.36%	226,170	7.25	%(1)	N/A	N/A
Bank	383,796	12.50%	222,630	7.25	%(1)	245,660	8.00%
Total Capital
Company	504,576	16.17%	288,562	9.25	%(1)	N/A	N/A
Bank	415,113	13.52%	284,045	9.25	%(1)	307,076	10.00%
Leverage Ratio (2)
Company	479,259	8.86%	216,280	4.000%		N/A	N/A
Bank	383,796	7.16%	214,468	4.000%		268,085	5.00%

(1) Includes 1.25% capital conservation buffer.

(2) The leverage ratio consists of Tier 1capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

	At December 31, 2016		Required for Capital Adequacy Purposes Effective January 1, 2016			To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$443,574	14.85%	$153,126	5.125	%(3)	N/A	N/A
Bank	344,739	11.70%	150,982	5.125	%(3)	$191,489	6.50%
Tier 1 Capital
Company	443,574	14.85%	197,944	6.625	%(3)	N/A	N/A
Bank	344,739	11.70%	195,172	6.625	%(3)	235,680	8.00%
Total Capital
Company	476,595	15.95%	257,700	8.625	%(3)	N/A	N/A
Bank	383,572	13.02%	254,092	8.625	%(3)	294,600	10.00%
Leverage Ratio (2)
Company	443,574	8.46%	209,702	4.000%		N/A	N/A
Bank	344,739	6.63%	208,005	4.000%		260,006	5.00%

(3) Includes 0.625% capital conservation buffer.

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

The components of the net deferred tax asset are as follows:

	At December 31,
	2017	2016
	(In thousands)
Deferred tax asset
Allowance for credit losses	$7,349	$11,801
State franchise taxes	1,871	2,679
AMT carryforward	1,752	-
Securities available for sale	8,586	7,283
Deferred compensation	5,279	8,043
Real estate owned	553	756
Purchased assets and assumed liabilities	1,111	3,026
Post-retirement benefits	526	903
Employee benefit accruals	2,066	3,399
VISA Class B shares	96	137
Limited partnership investments	57	86
Impaired capital assets	3,056	18,465
Accrued liabilities	1,609	967
Premises and equipment	299	577
Other	520	724
Total deferred tax asset	34,730	58,846
Deferred tax liability
Net deferred loan fees	281	346
Intangible assets	1,247	2,955
Other	90	128
Total deferred tax liability	1,618	3,429
Net deferred tax asset	$33,112	$55,417

Based on Management’s judgment, a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income. Net deferred tax assets are included with other assets in the consolidated balance sheets.

[The remainder of this page intentionally left blank]

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred are as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current income tax expense:
Federal	$1,778	$16,258	$9,647
State	7,810	7,292	6,738
Total current	9,588	23,550	16,385
Deferred income tax (benefit) expense:
Federal	14,461	(2,604)	1,643
State	783	158	(109)
Total deferred	15,244	(2,446)	1,534
Adjustment of net deferred tax asset for enacted changes in tax rates:
Federal	12,315	-	-
State	-	-	-
Total adjustments	12,315	$-	$-
Provision for income taxes	$37,147	$21,104	$17,919

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Federal income taxes due at statutory rate	$30,509	$27,985	$26,835
Reductions in income taxes resulting from:
Interest on state and municipal securities and loans not taxable for federal income tax purposes	(7,794)	(8,382)	(9,046)
State franchise taxes, net of federal income tax benefit	5,586	4,843	4,309
Re-measurement of net deferred tax asset due to enactment of new federal tax rate	12,315	-	-
Stock compensation deduction in excess of book expense	(583)	-	-
Tax credits	(1,850)	(2,286)	(2,600)
Dividend received deduction	(60)	(52)	(45)
Cash value life insurance	(603)	(607)	(599)
Other	(373)	(397)	(935)
Provision for income taxes	$37,147	$21,104	$17,919

The 2017 income tax provision includes a $12.3 million dollar charge to re-measure the Company’s net deferred tax asset as a result of the enactment of the Tax Cuts and Jobs Act of 2017. At December 31, 2017, the Company had no net operating loss and a $1,752 thousand AMT tax credit carryforward that under the Tax Cuts and Jobs Act of 2017 are fully refundable by 2022.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits follow:

	2017	2016
	(In thousands)

Balance at January 1,	$1,099	$1,243
Additions for tax positions taken in the current period	-	-
Reductions for tax positions taken in the current period	-	-
Additions for tax positions taken in prior years	-	-
Reductions for tax positions taken in prior years	-	(144)
Decrease related to settlements with taxing authorities	(190)	-
Decrease as a result of a lapse in statute of limitations	-	-
Balance at December 31,	$909	$1,099

- 76

The deductibility of these tax positions will be determined through examination by the appropriate tax jurisdictions or the expiration of the tax statute of limitations. The Company does not anticipate any significant increase or decrease in unrecognized tax benefits during 2018. Unrecognized tax benefits at December 31, 2017 and 2016 include accrued interest and penalties of $13 thousand and $57 thousand, respectively. If recognized, the entire amount of the unrecognized tax benefits would affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes. At December 31, 2017, the tax years ended December 31, 2016, 2015 and 2014 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2016, 2015, 2014, 2013, 2012 and 2011  remain subject to examination by the California Franchise Tax Board.

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

The Company regularly reviews the valuation techniques and assumptions used by its vendors and determines which valuation techniques are utilized based on observable market inputs for the type of securities being measured. The Company uses the information to determine the placement in the fair value hierarchy as level 1, 2 or 3. When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, or reevaluates the valuation techniques and assumptions used by its vendors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new information. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the years ended December 31, 2017 and 2016, there were no transfers into or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At December 31, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Securities of U.S. Government sponsored entities	$119,319	$-	$119,319	$-
Agency residential MBS	767,706	-	767,706	-
Non-agency residential MBS	154	-	154	-
Agency commercial MBS	2,219	-	2,219	-
Securities of U.S. Government entities	1,590	-	1,590	-
Obligations of states and political subdivisions	185,221	-	185,221	-
Corporate securities	1,115,498	-	1,115,498	-
Other securities	1,800	-	1,800	-
Total securities available for sale	$2,193,507	$-	$2,193,507	$-

	At December 31, 2016
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Securities of U.S. Government sponsored entities	$138,660	$-	$138,660	$-
Agency residential MBS	691,499	-	691,499	-
Non-agency residential MBS	271	-	271	-
Securities of U.S. Government entities	2,025	-	2,025	-
Obligations of states and political subdivisions	183,411	-	183,411	-
Asset-backed securities	695	-	695	-
FHLMC and FNMA stock	10,869	17	10,852	-
Corporate securities	860,857	-	860,857	-
Other securities	2,471	656	1,815	-
Total securities available for sale	$1,890,758	$673	$1,890,085	$-

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at December 31, 2017 and December 31, 2016, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Year Ended
	At December 31, 2017				December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$1,426	$-	$-	$1,426	$(219)
Impaired loans:
Commercial	4,950	-	-	4,950	-
Commercial real estate	5,904	-	-	5,904	-
Total assets measured at fair value on a nonrecurring basis	$12,280	$-	$-	$12,280	$(219)

					For the
					Year Ended
	At December 31, 2016				December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$3,095	$-	$-	$3,095	$(705)
Impaired loans:
Commercial	5,115	-	-	5,115	-
Commercial real estate	4,410	-	-	4,410	-
Total assets measured at fair value on a nonrecurring basis	$12,620	$-	$-	$12,620	$(705)

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

Loans Loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $23,009 thousand at December 31, 2017 and $25,954 thousand at December 31, 2016 was applied against the estimated fair values to recognize estimated future defaults of contractual cash flows.

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

	At December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$575,002	$575,002	$575,002	$-	$-
Investment securities held to maturity	1,158,864	1,155,342	-	1,155,342	-
Loans	1,264,973	1,257,811	-	-	1,257,811

Financial Liabilities:
Deposits	$4,827,613	$4,824,586	$-	$4,595,795	$228,791
Short-term borrowed funds	58,471	58,471	-	58,471	-

	At December 31, 2016
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$462,271	$462,271	$462,271	$-	$-
Investment securities held to maturity	1,346,312	1,340,741	-	1,340,741	-
Loans	1,326,757	1,337,774	-	-	1,337,774

Financial Liabilities:
Deposits	$4,704,741	$4,702,797	$-	$4,448,571	$254,226
Short-term borrowed funds	59,078	59,078	-	59,078	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 12: Lease Commitments

Twenty nine banking offices and a centralized administrative service center are owned and 58 facilities are leased. Substantially all the leases contain renewal options and provisions for rental increases, principally for cost of living index. The Company also leases certain pieces of equipment.

Minimum future rental payments under noncancelable operating leases as of December 31, 2017 are as follows:

Minimum future rental payments
(In thousands)
2018	$6,481
2019	4,882
2020	3,143
2021	1,462
2022	732
Thereafter	825
Total minimum lease payments	$17,525

The total minimum future rental payments have not been reduced by minimum sublease rentals of $2,088 thousand due in the future under noncancelable subleases. Total rentals for premises were $6,695 thousand in 2017, $6,823 thousand in 2016 and $8,359 thousand in 2015. Total sublease rentals were $406 thousand in 2017, $435 thousand in 2016 and $1,721 thousand in 2015. Total rentals for premises, net of sublease income, included in noninterest expense were $6,289 thousand in 2017, $6,388 thousand in 2016 and $6,638 thousand in 2015.

Note 13: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $272,646 thousand and $304,508 thousand at December 31, 2017 and 2016, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $19,263 thousand and $21,732 thousand at December 31, 2017 and 2016, respectively. The Company had no commitments outstanding for commercial and similar letters of credit at December 31, 2017 and 2016. The Company had a reserve for unfunded commitments of $2,308 thousand at December 31, 2017 and $2,408 thousand at December 31, 2016, included in other liabilities.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount can be reasonably estimated.

The Company has determined that it will be obligated to provide refunds of revenue recognized in prior years to some customers. The Company estimates the probable amount of these obligations will be $5,542 thousand and has accrued a liability for such amount; the estimated liability is subject to revision.

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

Note 14: Retirement Benefit Plans

The Company sponsors a qualified defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to noninterest expense related to discretionary Company contributions to the Deferred Profit-Sharing Plan were $944 thousand in 2017, $1,000 thousand in 2016 and $734 thousand in 2015.

The Company also sponsors a qualified defined contribution Tax Deferred Savings/Retirement Plan (ESOP) covering salaried employees who become eligible to participate upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax or after-tax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests primarily in Westamerica Bancorporation common stock. The Company funds contributions to match participating employees’ contributions, subject to certain limits. The matching contributions charged to compensation expense were $1,098 thousand in 2017, $1,075 thousand in 2016 and $1,147 thousand in 2015.

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

The following tables set forth the net periodic post-retirement benefit cost and the change in the benefit obligation for the years ended December 31 and the funded status of the post-retirement benefit plan as of December 31:

Net Periodic Benefit Cost

	At December 31,
	2017	2016	2015
	(In thousands)
Service benefit	$(311)	$(153)	$(202)
Interest cost	95	108	106
Amortization of unrecognized transition obligation	61	61	61
Net periodic (benefit) cost	$(155)	$16	$(35)

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

Amortization of unrecognized transition obligation, net of tax	(34)	(36)	(36)
Total recognized in net periodic (benefit) cost and accumulated other comprehensive income	$(189)	$(20)	$(71)

The transition obligation for this post-retirement benefit plan became fully amortized during the twelve months ended December, 2017.

[The remainder of this page intentionally left blank]

Obligation and Funded Status

	At December 31,
	2017	2016	2015
Change in benefit obligation	(In thousands)
Benefit obligation at beginning of year	$2,319	$2,522	$2,782
Service benefit	$(311)	$(153)	(202)
Interest cost	95	108	106
Benefits paid	(145)	(158)	(164)
Benefit obligation at end of year	$1,958	$2,319	$2,522
Accumulated post-retirement benefit obligation attributable to:
Retirees	$1,575	$1,705	$1,695
Fully eligible participants	382	606	809
Other	1	8	18
Total	$1,958	$2,319	$2,522
Fair value of plan assets	-	-	-
Accumulated post-retirement benefit obligation in excess of plan assets	$1,958	$2,319	$2,522

Additional Information

Assumptions

	At December 31,
	2017	2016	2015

Weighted-average assumptions used to determine benefit obligations
Discount rate	3.70%	4.10%	4.30%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.10%	4.30%	3.80%

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

Assumed benefit inflation rates are not applicable for this program.

Estimated future benefit payments
(In thousands)
2018	$138
2019	131
2020	124
2021	118
2022	112
Years 2023-2027	482

[The remainder of this page intentionally left blank]

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

The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2017 and 2016:

	2017	2016
	(In thousands)

Balance at January 1,	$867	$911
Originations	-	-
Principal reductions	$(245)	(44)
Balance at December 31,	$622	$867
Percent of total loans outstanding.	0.05%	0.06%

Note 16: Regulatory Matters

Payment of dividends to the Company by the Bank is limited under regulations for state chartered banks. The amount that can be paid in any calendar year, without prior approval from regulatory agencies, cannot exceed the net profits (as defined) for the preceding three calendar years less dividends paid. Under this regulation, the Bank obtained approval for dividends paid to the Company during 2017. The Company consistently has paid quarterly dividends to its shareholders since its formation in 1972.

The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $458,186 thousand in 2017 and $365,880 thousand in 2016, which amounts exceed the Bank’s required reserves.

[The remainder of this page intentionally left blank]

Note 17: Other Comprehensive Income

The components of other comprehensive (loss) income and other related tax effects were:

	2017
	Before tax	Tax effect	Net of tax
	(In thousands)
Securities available for sale:
Net unrealized losses arising during the year	$(3,767)	$1,585	$(2,182)
Reclassification of gains included in net income	(7,955)	3,345	(4,610)
Net unrealized losses arising during the year	(11,722)	4,930	(6,792)
Post-retirement benefit obligation	59	(25)	34
Other comprehensive loss	$(11,663)	$4,905	$(6,758)

	2016
	Before tax	Tax effect	Net of tax
	(In thousands)
Securities available for sale:
Net unrealized losses arising during the year	$(18,610)	$7,825	$(10,785)
Reclassification of gains (losses) included in net income	-	-	-
Net unrealized losses arising during the year	(18,610)	7,825	(10,785)
Post-retirement benefit obligation	61	(25)	36
Other comprehensive loss	$(18,549)	$7,800	$(10,749)

	2015
	Before tax	Tax effect	Net of tax
	(In thousands)
Securities available for sale:
Net unrealized losses arising during the year	$(8,028)	$3,375	$(4,653)
Reclassification of gains (losses) included in net income	-	-	-
Net unrealized losses arising during the year	(8,028)	3,375	(4,653)
Post-retirement benefit obligation	61	(25)	36
Other comprehensive loss	$(7,967)	$3,350	$(4,617)

Accumulated other comprehensive income (loss) balances were:

	Post-retirement Benefit Obligation	Net Unrealized Gains (losses) on Securities	Accumulated Other Comprehensive Income (loss)
	(In thousands)
Balance, December 31, 2014	$(106)	$5,398	$5,292
Net change	36	(4,653)	(4,617)
Balance, December 31, 2015	(70)	745	675
Net change	36	(10,785)	(10,749)
Balance, December 31, 2016	(34)	(10,040)	(10,074)
Net change	34	(6,792)	(6,758)
Balance, December 31, 2017	$-	$(16,832)	$(16,832)

[The remainder of this page intentionally left blank]

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

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net income (numerator)	$50,025	$58,853	$58,753
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,291	25,612	25,555
Basic earnings per common share	$1.90	$2.30	$2.30
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,291	25,612	25,555
Add common stock equivalents for options	128	66	22
Weighted average number of common shares outstanding - diluted (denominator)	26,419	25,678	25,577
Diluted earnings per common share	$1.89	$2.29	$2.30

For the years ended December 31, 2017, 2016 and 2015, options to purchase 323 thousand, 773 thousand and 1,313 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

Note 19: Westamerica Bancorporation (Parent Company Only Condensed Financial Information)

Statements of Income and Comprehensive Loss

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Dividends from subsidiaries	$12,728	$56,824	$68,981
Interest income	43	25	10
Other income	8,590	8,315	8,411
Total income	21,361	65,164	77,402
Interest on borrowings	-	-	1
Salaries and benefits	7,163	7,079	6,291
Other expense	3,416	3,290	3,424
Total expense	10,579	10,369	9,716
Income before taxes and equity in undistributed income of subsidiaries	10,782	54,795	67,686
Income tax benefit	241	1,025	803
Earnings of subsidiaries greater (less) than subsidiary dividends	39,002	3,033	(9,736)
Net income	50,025	58,853	58,753
Other comprehensive loss, net of tax	(6,758)	(10,749)	(4,617)
Comprehensive income	$43,267	$48,104	$54,136

[The remainder of this page intentionally left blank]

Balance Sheets

	At December 31,
	2017	2016
	(In thousands)
Assets
Cash	$53,409	$64,054
Investment securities available for sale	-	656
Investment in Westamerica Bank	500,776	468,172
Investment in non-bank subsidiaries	455	455
Premises and equipment, net	9,639	9,165
Accounts receivable from Westamerica Bank	538	522
Other assets	40,547	34,077
Total assets	$605,364	$577,101
Liabilities
Accounts payable to Westamerica Bank	$92	$705
Other liabilities	15,033	15,029
Total liabilities	15,125	15,734
Shareholders' equity	590,239	561,367
Total liabilities and shareholders' equity	$605,364	$577,101

Statements of Cash Flows

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Operating Activities
Net income	$50,025	$58,853	$58,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	319	305	326
Decrease (increase) in accounts receivable from affiliates	(16)	299	(217)
Insurance premiums paid	(704)	(683)	(637)
Increase in other assets	(1,499)	(1,257)	(1,076)
Stock option compensation expense	1,824	1,494	1,272
Tax benefit (increase) decrease upon exercise of stock options and expiration of stock options	-	(394)	1,284
Provision (benefit) for deferred income tax	(3,971)	1,983	(491)
Increase in other liabilities	202	1,392	743
Earnings of subsidiaries (greater) less than subsidiary dividends	(39,002)	(3,033)	9,736
Gain on sales of property and equipment	(793)	(79)	(39)
Net Cash Provided by Operating Activities	6,385	58,880	69,654
Investing Activities
Purchases of premises and equipment	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities
Exercise of stock options/issuance of shares	24,583	24,031	4,848
Taxes paid by withholding shares for tax purposes	-	(356)	(357)
Tax benefit increase (decrease) upon exercise of stock options and expiration of stock options	-	394	(1,284)
Retirement of common stock	(314)	(5,424)	(14,735)
Dividends	(41,299)	(39,924)	(39,124)
Net Cash Used in Financing Activities	(17,030)	(21,279)	(50,652)
Net change in cash	(10,645)	37,601	19,002
Cash at Beginning of Period	64,054	26,453	7,451
Cash at End of Period	$53,409	$64,054	$26,453
Supplemental Cash Flow Disclosures:
Supplemental disclosure of cash flow activities:
Interest paid for the period	$-	$-	$1
Income tax payments for the period	17,351	19,264	17,666

- 87

Note 20: Quarterly Financial Information

(Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	(In thousands, expect per share data and price range of common stock)
2017
Interest and loan fee income	$33,324	$33,163	$33,145	$34,204
Net interest income	32,844	32,687	32,672	33,733
(Reversal of) provision for loan losses	-	(1,900)	-	-
Noninterest income	11,657	12,123	12,548	20,300
Noninterest expense	24,615	24,396	24,114	30,167
Income before taxes	19,886	22,314	21,106	23,866
Net income	15,049	15,799	15,017	4,160
Basic earnings per common share	0.58	0.60	0.57	0.16
Diluted earnings per common share	0.57	0.60	0.57	0.16
Dividends paid per common share	0.39	0.39	0.39	0.40
Price range, common stock	54.12 - 64.07	51.31 - 57.78	49.54 - 59.54	53.96 - 63.03
2016
Interest and loan fee income	$33,647	$33,727	$33,468	$33,209
Net interest income	33,095	33,186	32,945	32,709
(Reversal of) provision for loan losses	-	-	(3,200)	-
Noninterest income	11,729	11,702	11,598	11,545
Noninterest expense	25,858	25,229	26,088	24,577
Income before taxes	18,966	19,659	21,655	19,677
Net income	14,226	14,546	15,628	14,453
Basic earnings per common share	0.56	0.57	0.61	0.56
Diluted earnings per common share	0.56	0.57	0.61	0.56
Dividends paid per common share	0.39	0.39	0.39	0.39
Price range, common stock	40.72 - 49.63	45.86 - 51.53	46.61 - 50.96	48.20 - 65.34
2015
Interest and loan fee income	$33,917	$34,425	$34,299	$33,888
Net interest income	33,258	33,808	33,714	33,325
Provision for loan losses	-	-	-	-
Noninterest income	12,300	12,269	11,993	11,305
Noninterest expense	26,727	26,896	26,173	25,504
Income before taxes	18,831	19,181	19,534	19,126
Net income	14,557	14,761	14,857	14,578
Basic earnings per common share	0.57	0.58	0.58	0.57
Diluted earnings per common share	0.57	0.58	0.58	0.57
Dividends paid per common share	0.38	0.38	0.38	0.39
Price range, common stock	40.68 - 48.44	42.70 - 51.69	43.00 - 51.90	42.96 - 49.64

[The remainder of this page intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Westamerica Bancorporation

San Rafael, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP

Crowe Horwath LLP

We have served as the Company's auditor since 2015.

Sacramento, California

February 27, 2018

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2017.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 46 and 89, respectively.

ITEM 9B. OTHER INFORMATION

None.

[The remainder of this page intentionally left blank]

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information regarding Directors of the Registrant and compliance with Section 16(a) of the Securities Exchange Act of 1934 required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Board of Directors and Committees”, “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Executive Compensation” in the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

[The remainder of this page intentionally left blank]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2017:

	At December 31, 2017
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(In thousands, except exercise price)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,030	$49	930
Equity compensation plans not approved by security holders	-	N/A	-
Total	1,030	$49	930

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Proposal 3 – Ratification of Independent Auditor” in the Company’s Proxy Statement for its 2018 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements: See Index to Financial Statements on page 45. The consolidated financial statements included in Item 8 are filed as part of this Report.
(a)	2.

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

Date: February 27, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Payne David L. Payne	Chairman of the Board and Directors President and Chief Executive Officer (Principal Executive Officer)	February 27, 2018
/s/ John “Robert” Thorson John “Robert” Thorson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2018
/s/ Etta Allen Etta Allen	Director	February 27, 2018
/s/ Louis E. Bartolini Louis E. Bartolini	Director	February 27, 2018
/s/ E. Joseph Bowler E. Joseph Bowler	Director	February 27, 2018
/s/ Arthur C. Latno, Jr. Arthur C. Latno, Jr.	Director	February 27, 2018
/s/ Patrick D. Lynch Patrick D. Lynch	Director	February 27, 2018
/s/ Catherine C. MacMillan Catherine C. MacMillan	Director	February 27, 2018
/s/ Ronald A. Nelson Ronald A. Nelson	Director	February 27, 2018
/s/ Edward B. Sylvester Edward B. Sylvester	Lead Independent Director	February 27, 2018

EXHIBIT INDEX

Exhibit Number
3(a)	Restated Articles of Incorporation (composite copy), incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.
3(b)	By-laws, as amended (composite copy), incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on December 19, 2016.
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

10(e)*	Description of Executive Cash Bonus Program incorporated by reference to Exhibit 10(e) to Exhibit 2.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2005.
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

10(t)

Data Processing Agreement by and between Fidelity Information Services and Westamerica Bancorporation incorporated by reference to Exhibit 10(t) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on February 28, 2017.

11.1	Statement re computation of per share earnings incorporated by reference to Note 18 of the notes to the consolidated financial statements of this Report.
14

Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 10, 2004.

21	Subsidiaries of the registrant.
23.1	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, is formatted in XBRL interactive data files: (i) consolidated statements of income for each of the years in the three-year period ended December 31, 2017; (ii) consolidated balance sheets at December 31, 2017, and December 31, 2016; (iii) consolidated statements of comprehensive income for each of the years in the three-year period ended December 31, 2017, (iv) consolidated statements of changes in shareholders’ equity for each of the years in the three-year period ended December 31, 2017; (v) consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2017 and (vi) notes to consolidated financial statements.

____________

*	Indicates management contract or compensatory plan or arrangement.
**	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

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

- 96 -