Form 10-Q
period 2018-03-31
WESTAMERICA BANCORPORATION
filed 2018-05-04
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of April 26, 2018

Common Stock,	26,626,524
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

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statements in this Report to reflect circumstances or events that occur after the date forward looking statements are made, except as may be required by law. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2017, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.

PART I - FINANCIAL INFORMATION

Item 1      Financial Statements

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

	At March 31,	At December 31,
	2018	2017
	(In thousands)
Assets:
Cash and due from banks	$555,607	$575,002
Equity securities	1,764	1,800
Debt securities available for sale	2,351,970	2,191,707
Debt securities held to maturity, with fair values of: $1,098,895 at March 31, 2018 and $1,155,342 at December 31, 2017	1,114,287	1,158,864
Loans	1,228,584	1,287,982
Allowance for loan losses	(23,081)	(23,009)
Loans, net of allowance for loan losses	1,205,503	1,264,973
Other real estate owned	1,376	1,426
Premises and equipment, net	35,790	35,301
Identifiable intangibles, net	3,280	3,850
Goodwill	121,673	121,673
Other assets	159,786	158,450
Total Assets	$5,551,036	$5,513,046

Liabilities:
Noninterest-bearing deposits	$2,179,157	$2,197,526
Interest-bearing deposits	2,688,710	2,630,087
Total deposits	4,867,867	4,827,613
Short-term borrowed funds	65,356	58,471
Other liabilities	35,730	36,723
Total Liabilities	4,968,953	4,922,807

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,591 at March 31, 2018 and 26,425 at December 31, 2017	439,817	431,734
Deferred compensation	1,533	1,533
Accumulated other comprehensive loss	(43,452)	(16,832)
Retained earnings	184,185	173,804
Total Shareholders' Equity	582,083	590,239
Total Liabilities and Shareholders' Equity	$5,551,036	$5,513,046

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$14,697	$15,780
Equity securities	85	74
Debt securities available for sale	13,551	10,175
Debt securities held to maturity	6,174	7,295
Total Interest and Fee Income	34,507	33,324
Interest Expense:
Deposits	450	469
Short-term borrowed funds	9	11
Total Interest Expense	459	480
Net Interest and Fee Income	34,048	32,844
Provision for Loan Losses	-	-
Net Interest and Fee Income After Provision For Loan Losses	34,048	32,844
Noninterest Income:
Service charges on deposit accounts	4,752	4,923
Merchant processing services	2,420	1,875
Debit card fees	1,605	1,481
Trust fees	743	702
ATM processing fees	664	575
Other service fees	631	650
Financial services commissions	114	195
Equity securities losses	(36)	-
Other noninterest income	1,062	1,256
Total Noninterest Income	11,955	11,657
Noninterest Expense:
Salaries and related benefits	13,351	13,070
Occupancy and equipment	4,691	4,887
Outsourced data processing services	2,340	2,139
Professional fees	785	611
Amortization of identifiable intangibles	570	800
Courier service	463	421
Other noninterest expense	2,014	2,687
Total Noninterest Expense	24,214	24,615
Income Before Income Taxes	21,789	19,886
Provision for income taxes	4,283	4,837
Net Income	$17,506	$15,049

Average Common Shares Outstanding	26,532	26,171
Average Diluted Common Shares Outstanding	26,665	26,329
Per Common Share Data:
Basic earnings	$0.66	$0.58
Diluted earnings	0.66	0.57
Dividends paid	0.40	0.39

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Net income	$17,506	$15,049
Other comprehensive (loss) income:
Changes in net unrealized gains on debt securities available for sale	(32,846)	1,074
Deferred tax benefit (expense)	9,709	(452)
Changes in net unrealized gains on debt securities available for sale, net of tax	(23,137)	622
Post-retirement benefit transition obligation amortization	-	15
Deferred tax expense	-	(6)
Post-retirement benefit transition obligation amortization, net of tax	-	9
Total other comprehensive (loss) income	(23,137)	631
Total comprehensive (loss) income	$(5,631)	$15,680

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	(Loss) Income	Earnings	Total
	(In thousands)

Balance, December 31, 2016	25,907	$404,606	$1,533	$(10,074)	$165,302	$561,367
Net income for the period					15,049	15,049
Other comprehensive income				631		631
Exercise of stock options	376	17,593				17,593
Stock based compensation		456				456
Stock awarded to employees	-	15				15
Dividends					(10,223)	(10,223)
Balance, March 31, 2017	26,283	$422,670	$1,533	$(9,443)	$170,128	$584,888

Balance, December 31, 2017	26,425	$431,734	$1,533	$(16,832)	$173,804	$590,239
Cumulative effect of equity securities losses reclassified				142	(142)	-
Adjusted Balance, January 1, 2018	26,425	431,734	1,533	(16,690)	173,662	590,239
Reclass stranded tax effects resulting from the Tax Cuts and Jobs Act				(3,625)	3,625	-
Net income for the period					17,506	17,506
Other comprehensive loss				(23,137)		(23,137)
Exercise of stock options	166	7,534				7,534
Stock based compensation		525				525
Stock awarded to employees	-	24				24
Dividends					(10,608)	(10,608)
Balance, March 31, 2018	26,591	$439,817	$1,533	$(43,452)	$184,185	$582,083

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Operating Activities:
Net income	$17,506	$15,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	1,643	5,754
Net amortization of deferred net loan (fees) cost	(40)	26
Decrease in interest income receivable	1,019	1,744
Life insurance premiums paid	(203)	(126)
Increase in income taxes payable	4,302	2,896
(Increase) decrease in deferred tax asset	(20)	1,441
Decrease in other assets	2,676	895
Stock option compensation expense	525	456
Increase in interest expense payable	15	8
Decrease in other liabilities	(984)	(2,864)
Equity securities losses	36	-
Writedown of premises and equipment	1	50
Net gain on sale of foreclosed assets	-	(55)
Net Cash Provided by Operating Activities	26,476	25,274

Investing Activities:
Net repayments of loans	59,959	1,526
Net receipts under FDIC(1) indemnification agreements	-	129
Purchases of debt securities available for sale	(279,327)	(51,297)
Proceeds from sale/maturity/calls of debt securities available for sale	86,218	47,600
Proceeds from maturity/calls of debt securities held to maturity	44,577	45,640
Purchases of premises and equipment	(1,413)	(501)
Proceeds from sale of FRB(2) stock	-	24
Proceeds from sale of foreclosed assets	50	1,014
Net Cash (Used in) Provided by Investing Activities	(89,936)	44,135

Financing Activities:
Net change in deposits	40,254	(6,768)
Net change in short-term borrowings	6,885	14,533
Exercise of stock options/issuance of shares	7,534	17,593
Common stock dividends paid	(10,608)	(10,223)
Net Cash Provided by Financing Activities	44,065	15,135
Net Change In Cash and Due from Banks	(19,395)	84,544
Cash and Due from Banks at Beginning of Period	575,002	462,271
Cash and Due from Banks at End of Period	$555,607	$546,815

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Loan collateral transferred to other real estate owned	$-	$-
Securities purchases pending settlement	-	-
Supplemental disclosure of cash flow activities:
Interest paid for the period	444	504
Income tax payments for the period	-	500

See accompanying notes to unaudited consolidated financial statements.

(1)	Federal Deposit Insurance Corporation ("FDIC")
(2)	Federal Reserve Bank ("FRB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

Note 2: Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, it is reasonably possible conditions could change materially affecting results of operations and financial conditions.

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

Recently Adopted Accounting Standards

In the three months ended March 31, 2018, the Company adopted the following new accounting guidance:

FASB Accounting Standard Update (ASU) 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, was issued May 2014. The ASU specifies a standardized approach for revenue recognition across industries and transactions. The ASU also requires additional disclosures. The scope of the ASU does not include revenue streams covered by other ASU topics; thus, Topic 606 does not apply to revenue related to financial instruments, guarantees and leases, such as the Company’s net interest income.

Approximately 73% of our revenue, including all of our net interest income and a portion of our noninterest income, is out of scope of the guidance. The contracts that are in scope of the guidance are primarily related to service charges and fees on deposit accounts, merchant processing fees, debit card fees, ATM processing fees, trust fees and other service charges, commissions and fees. We have completed analyzing the individual contracts in scope and determined our revenue recognition practices within the scope of the ASU as described below did not change in any material regard upon adoption of the ASU.

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Merchant Processing Services and Debit Card Fees: The Company earns interchange fees from cardholder transactions conducted through the payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Trust Fees: The Company earns trust fees from its contracts with customers to manage assets for investment or custody services. These fees are primarily earned over time as the Company provides the contracted monthly or quarterly services and are generally assessed based on a tiered scale of the market value of assets under management (AUM) at month-end. Other related services provided, which are based on a fixed fee schedule, are recognized when the services are rendered.

Gains/Losses on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. The Company does not finance the sale of OREO.

The Company adopted the ASU on January 1, 2018 and no cumulative adjustment was required.

FASB ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, was issued January 2016. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the ASU changes the income statement impact of equity investments held by the Company and the requirement for the Company to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes (Note 9).

The Company was required to adopt the ASU provisions on January 1, 2018, and for those equity securities with readily determinable fair values, the Company elected the retrospective transition approach with a cumulative effect adjustment to the balance sheet and for those equity securities that do not have readily determinable fair values, the Company elected the prospective transition approach. The impact of the adoption of this accounting standard on the Company’s consolidated financial statements will be subject to the price volatility of the equity investments. As a result of implementing the ASU provisions, effective January 1, 2018, the Company recorded a cumulative effect adjustment to retained earnings of $142 thousand.

FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, was issued February 2018. The ASU eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company early adopted the provisions of the ASU effective January 1, 2018, by reclassifying the Company’s $3,625 thousand stranded tax effect.

Recently Issued Accounting Standards

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

FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued on June 16, 2016. The ASU significantly changes estimates for credit losses related to financial assets measured at amortized cost and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with the current expected credit loss (CECL) model, which will accelerate recognition of credit losses. Additionally, credit losses relating to debt securities available-for-sale will be recorded through an allowance for credit losses under the new standard. The Company will also be required to provide additional disclosures related to the financial assets within the scope of the new standard.

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

[The remainder of this page intentionally left blank]

Note 3: Investment Securities

Effective January 1, 2018, upon adoption of ASU 2016-01, equity securities included in the Company’s available for sale portfolio of $1,800 thousand were reclassified to equity securities. The reclassification of equity securities resulted in recording a cumulative effect adjustment to retained earnings of $142 thousand, net of tax.

At March 31, 2018, the market value of equity securities was $1,764 thousand. During the three months ended March 31, 2018, the Company recognized gross unrealized holding losses of $36 thousand in earnings.

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of cumulative other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At March 31, 2018	(In thousands)
Debt securities available for sale
Securities of U.S. Government sponsored entities	$122,291	$1	$(4,345)	$117,947
Agency residential mortgage-backed securities (MBS)	879,824	500	(32,684)	847,640
Non-agency residential MBS	138	1	-	139
Agency commercial MBS	2,229	-	(39)	2,190
Securities of U.S. Government entities	1,526	-	(6)	1,520
Obligations of states and political subdivisions	181,386	2,910	(3,661)	180,635
Corporate securities	1,226,267	523	(24,891)	1,201,899
Total debt securities available for sale	2,413,661	3,935	(65,626)	2,351,970
Debt securities held to maturity
Agency residential MBS	520,105	325	(16,728)	503,702
Non-agency residential MBS	4,179	77	-	4,256
Agency commercial MBS	1,902	-	(9)	1,893
Obligations of states and political subdivisions	588,101	4,419	(3,476)	589,044
Total debt securities held to maturity	1,114,287	4,821	(20,213)	1,098,895
Total	$3,527,948	$8,756	$(85,839)	$3,450,865

[The remainder of this page intentionally left blank]

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2017	(In thousands)
Debt securities available for sale
Securities of U.S. Government sponsored entities	$122,285	$1	$(2,967)	$119,319
Agency residential MBS	787,679	522	(20,495)	767,706
Non-agency residential MBS	153	1	-	154
Agency commercial MBS	2,244	-	(25)	2,219
Securities of U.S. Government entities	1,612	-	(22)	1,590
Obligations of states and political subdivisions	182,907	3,796	(1,482)	185,221
Corporate securities	1,123,671	1,104	(9,277)	1,115,498
Total debt securities available for sale	2,220,551	5,424	(34,268)	2,191,707
Debt securities held to maturity
Agency residential MBS	545,883	606	(9,850)	536,639
Non-agency residential MBS	4,462	70	-	4,532
Agency commercial MBS	9,041	-	(66)	8,975
Obligations of states and political subdivisions	599,478	7,736	(2,018)	605,196
Total debt securities held to maturity	1,158,864	8,412	(11,934)	1,155,342
Total	$3,379,415	$13,836	$(46,202)	$3,347,049

The amortized cost and fair value of debt securities by contractual maturity are shown in the following table s at the dates indicated:

	At March 31, 2018
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$164,450	$162,099	$67,865	$68,636
Over 1 to 5 years	1,098,360	1,075,777	248,126	247,858
Over 5 to 10 years	225,690	223,481	269,159	269,527
Over 10 years	42,970	40,644	2,951	3,023
Subtotal	1,531,470	1,502,001	588,101	589,044
MBS	882,191	849,969	526,186	509,851
Total	$2,413,661	$2,351,970	$1,114,287	$1,098,895

	At December 31, 2017
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$193,337	$193,385	$50,295	$51,105
Over 1 to 5 years	1,031,807	1,023,047	269,050	269,471
Over 5 to 10 years	159,266	160,042	277,170	281,546
Over 10 years	46,065	45,154	2,963	3,074
Subtotal	1,430,475	1,421,628	599,478	605,196
MBS	790,076	770,079	559,386	550,146
Total	$2,220,551	$2,191,707	$1,158,864	$1,155,342

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At March 31, 2018 and December 31, 2017, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At March 31, 2018
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	2	$1,977	$(12)	8	$115,889	$(4,333)	10	$117,866	$(4,345)
Agency residential MBS	11	280,804	(6,163)	52	492,453	(26,521)	63	773,257	(32,684)
Agency commercial MBS	2	2,190	(39)	-	-	-	2	2,190	(39)
Securities of U.S. Government entities	-	-	-	3	1,520	(6)	3	1,520	(6)
Obligations of states and political subdivisions	57	31,091	(636)	35	49,993	(3,025)	92	81,084	(3,661)
Corporate securities	82	781,714	(16,548)	34	258,551	(8,343)	116	1,040,265	(24,891)
Total	154	$1,097,776	$(23,398)	132	$918,406	$(42,228)	286	$2,016,182	$(65,626)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At March 31, 2018
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	23	$33,919	$(578)	67	$451,597	$(16,150)	90	$485,516	$(16,728)
Agency commercial MBS	1	1,893	(9)	-	-	-	1	1,893	(9)
Obligations of states and political subdivisions	266	257,849	(1,557)	58	57,422	(1,919)	324	315,271	(3,476)
Total	290	$293,661	$(2,144)	125	$509,019	$(18,069)	415	$802,680	$(20,213)

The unrealized losses on the Company’s debt securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates. The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by a major rating agency. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The Company does not intend to sell any debt securities and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2018.

The fair values of the debt securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for debt securities declines. As a result, other than temporary impairments may occur in the future.

As of March 31, 2018 and December 31, 2017, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $696,058  thousand and $715,774 thousand, respectively.

An analysis of gross unrealized losses  of debt securities available for sale follows:

	Debt Securities Available for Sale
	At December 31, 2017
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	1	$996	$(2)	8	$117,252	$(2,965)	9	$118,248	$(2,967)
Agency residential MBS	7	238,554	(1,501)	51	516,711	(18,994)	58	755,265	(20,495)
Non-agency residential MBS	1	1	-	-	-	-	1	1	-
Agency commercial MBS	2	2,219	(25)	-	-	-	2	2,219	(25)
Securities of U.S. Government entities	-	-	-	3	1,590	(22)	3	1,590	(22)
Obligations of states and political subdivisions	50	21,453	(228)	35	52,071	(1,254)	85	73,524	(1,482)
Corporate securities	64	571,112	(4,047)	38	282,924	(5,230)	102	854,036	(9,277)
Total	125	$834,335	$(5,803)	135	$970,548	$(28,465)	260	$1,804,883	$(34,268)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At December 31, 2017
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	15	$30,218	$(201)	65	$479,775	$(9,649)	80	$509,993	$(9,850)
Agency commercial MBS	1	1,913	(4)	1	7,062	(62)	2	8,975	(66)
Obligations of states and political subdivisions	146	131,032	(553)	59	58,979	(1,465)	205	190,011	(2,018)
Total	162	$163,163	$(758)	125	$545,816	$(11,176)	287	$708,979	$(11,934)

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Three Months
	Ended March 31,
	2018	2017
	(In thousands)

Taxable	$14,935	$12,147
Tax-exempt from regular federal income tax	4,875	5,397
Total interest income from investment securities	$19,810	$17,544

[The remainder of this page intentionally left blank]

Note 4: Loans and Allowance for Loan Losses

A summary of the major categories of loans outstanding is shown in the following table at the dates indicated.

	At March 31,	At December 31,
	2018	2017
	(In thousands)
Commercial	$306,978	$335,996
Commercial Real Estate	553,318	568,584
Construction	2,941	5,649
Residential Real Estate	59,484	65,183
Consumer Installment & Other	305,863	312,570
Total	$1,228,584	$1,287,982

Total loans outstanding reported above include loans purchased from the FDIC of $75,476  thousand and $83,478 thousand at March 31, 2018 and December 31, 2017, respectively. Loans purchased from the FDIC were separately reported in prior periods and have been reclassified into their respective categories in the current presentation.

Changes in the accretable yield for purchased loans were as follows:

	For the	For the
	Three Months Ended	Year Ended
	March 31, 2018	December 31, 2017
Accretable yield:	(In thousands)
Balance at the beginning of the period	$738	$1,237
Reclassification from nonaccretable difference	313	1,852
Accretion	(452)	(2,351)
Balance at the end of the period	$599	$738

Accretion	$(452)	$(2,351)
Change in FDIC indemnification	1	192
(Increase) in interest income	$(451)	$(2,159)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses
	For the Three Months Ended March 31, 2018
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
Additions:
(Reversal) provision	(17)	(25)	(160)	(87)	37	252	-
Deductions:
Chargeoffs	(41)	-	-	-	(1,365)	-	(1,406)
Recoveries	829	-	-	-	649	-	1,478
Net loan recoveries (losses)	788	-	-	-	(716)	-	72
Total allowance for loan losses	$8,517	$3,824	$175	$908	$5,739	$3,918	$23,081

	Allowance for Loan Losses
	For the Three Months Ended March 31, 2017
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,327	$3,330	$152	$1,330	$7,980	$4,835	$25,954
Additions:
Provision (reversal)	209	182	(40)	(116)	106	(341)	-
Deductions:
Chargeoffs	(103)	-	-	-	(1,739)	-	(1,842)
Recoveries	160	10	-	-	637	-	807
Net loan recoveries (losses)	57	10	-	-	(1,102)	-	(1,035)
Total allowance for loan losses	$8,593	$3,522	$112	$1,214	$6,984	$4,494	$24,919

The allowance for loan losses and recorded investment in loans evaluated for impairment were as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At March 31, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,777	$214	$-	$-	$-	$-	$4,991
Collectively evaluated for impairment	3,740	3,610	175	908	5,739	3,918	18,090
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$8,517	$3,824	$175	$908	$5,739	$3,918	$23,081
Carrying value of loans:
Individually evaluated for impairment	$10,513	$11,393	$-	$206	$-	$-	$22,112
Collectively evaluated for impairment	296,432	541,327	2,941	59,278	305,705	-	1,205,683
Purchased loans with evidence of credit deterioration	33	598	-	-	158	-	789
Total	$306,978	$553,318	$2,941	$59,484	$305,863	$-	$1,228,584

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At December 31, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,814	$171	$-	$-	$-	$-	$4,985
Collectively evaluated for impairment	2,932	3,678	335	995	6,418	3,666	18,024
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
Carrying value of loans:
Individually evaluated for impairment	$10,675	$14,234	$-	$208	$-	$-	$25,117
Collectively evaluated for impairment	325,291	553,769	5,649	64,975	312,406	-	1,262,090
Purchased loans with evidence of credit deterioration	30	581	-	-	164	-	775
Total	$335,996	$568,584	$5,649	$65,183	$312,570	$-	$1,287,982

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

[The remainder of this page intentionally left blank]

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At March 31, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$283,666	$547,740	$2,941	$59,202	$303,836	$1,197,385
Substandard	23,312	5,578	-	282	1,523	30,695
Doubtful	-	-	-	-	177	177
Loss	-	-	-	-	327	327
Total	$306,978	$553,318	$2,941	$59,484	$305,863	$1,228,584

Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$324,185	$548,853	$5,649	$62,253	$310,429	$1,251,369
Substandard	11,811	19,731	-	2,930	1,370	35,842
Doubtful	-	-	-	-	1	1
Loss	-	-	-	-	770	770
Total	$335,996	$568,584	$5,649	$65,183	$312,570	$1,287,982

Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At March 31, 2018
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$306,396	$227	$84	$-	$271	$306,978
Commercial real estate	544,476	2,809	360	-	5,673	553,318
Construction	2,941	-	-	-	-	2,941
Residential real estate	59,184	300	-	-	-	59,484
Consumer installment and other	302,214	2,667	531	255	196	305,863
Total	$1,215,211	$6,003	$975	$255	$6,140	$1,228,584

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2017
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$334,908	$627	$164	$-	$297	$335,996
Commercial real estate	561,883	1,143	125	-	5,433	568,584
Construction	5,649	-	-	-	-	5,649
Residential real estate	65,183	-	-	-	-	65,183
Consumer installment and other	307,445	3,321	1,077	531	196	312,570
Total	$1,275,068	$5,091	$1,366	$531	$5,926	$1,287,982

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2018 and December 31, 2017.

The following summarizes impaired loans:

	Impaired Loans
	At March 31,			At December 31,
	2018			2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Commercial	$1,183	$1,227	$-	$1,212	$1,271	$-
Commercial real estate	9,766	11,752	-	13,169	14,985	-
Residential real estate	206	237	-	208	239	-
Consumer installment and other	354	461	-	360	466	-
Total with no related allowance recorded	11,509	13,677	-	14,949	16,961	-

With an allowance recorded:
Commercial	9,634	9,634	4,777	9,764	9,764	4,814
Commercial real estate	2,784	2,787	214	1,790	1,792	171
Total with an allowance recorded	12,418	12,421	4,991	11,554	11,556	4,985
Total	$23,927	$26,098	$4,991	$26,503	$28,517	$4,985

Impaired loans include troubled debt restructured loans. Impaired loans at March 31, 2018, included $9,550 thousand of restructured loans, $4,110 thousand of which were on nonaccrual status. Impaired loans include troubled debt restructured loans. Impaired loans at December 31, 2017, included $12,081 thousand of restructured loans, $4,285 thousand of which were on nonaccrual status.

	Impaired Loans
	For the Three Months Ended March 31,
	2018		2017
	Average	Recognized	Average	Recognized
	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income
	(In thousands)
Commercial	$10,897	$175	$11,292	$118
Commercial real estate	13,755	215	14,500	237
Construction	-	-	-	-
Residential real estate	207	4	748	4
Consumer installment and other	357	3	543	7
Total	$25,216	$397	$27,083	$366

The following tables provide information on troubled debt restructurings:

	Troubled Debt Restructurings
	At March 31, 2018
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial	7	$2,393	$1,043	$39
Commercial real estate	9	9,537	8,301	-
Residential real estate	1	241	206	-
Total	17	$12,171	$9,550	$39

[The remainder of this page intentionally left blank]

	Troubled Debt Restructurings
	At December 31, 2017
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial	7	$2,393	$1,085	$43
Commercial real estate	10	11,528	10,788	-
Residential real estate	1	241	208	-
Total	18	$14,162	$12,081	$43

During the three months ended March 31, 2018, the Company did not modify any loans that were considered troubled debt restructurings. During the three months ended March 31, 2017, the Company modified two loans with a carrying value of $273 thousand that were considered troubled debt restructurings. The two concessions granted in the three months ended March 31, 2017 consisted of modifications of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms. There were no chargeoffs related to troubled debt restructurings made during the three months ended March 31, 2018 and March 31, 2017. During the three months ended March 31, 2018 and 2017, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

There were no loans restricted due to collateral requirements at March 31, 2018 and December 31, 2017.

There were no loans held for sale at March 31, 2018 and December 31, 2017.

At March 31, 2018 and December 31, 2017, the Company held total other real estate owned (OREO) of $1,376 thousand net of reserve of $1,905 thousand and $1,426 thousand net of reserve of $1,905 thousand, respectively, of which $-0-  thousand was foreclosed residential real estate properties or covered OREO at both dates, respectively. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $196 thousand at March 31, 2018 and December 31, 2017.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At March 31, 2018, Westamerica Bank did not have credit extended to any one entity exceeding these limits. At March 31, 2018, Westamerica Bank had 36 lending relationships each with aggregate amounts exceeding $5 million. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $48,623 thousand and $53,874 thousand at March 31, 2018 and December 31, 2017, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At March 31, 2018, Westamerica Bank held corporate bonds in 72 issuing entities that exceeded $5 million for each issuer.

[The remainder of this page intentionally left blank]

Note 6: Other Assets

Other assets consisted of the following:

	At March 31,	At December 31,
	2018	2017
	(In thousands)
Equity securities without readily determinable fair values:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total equity securities without readily determinable fair values	14,227	14,227
Life insurance cash surrender value	54,742	54,101
Net deferred tax asset	42,842	33,112
Limited partnership investments	9,519	10,119
Interest receivable	22,538	23,557
Prepaid assets	4,532	4,906
Other assets	11,386	18,428
Total other assets	$159,786	$158,450

(1)	A bank applying for membership in the Federal Reserve System is required to subscribe to stock in the Federal Reserve Bank (FRB) in its district in a sum equal to six percent of the bank’s paid-up capital stock and surplus. One-half of the amount of the bank's subscription shall be paid to the FRB and the remaining half will be subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At March 31, 2018, this investment totaled $9,519 thousand and $2,299  thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2017, this investment totaled $10,119 thousand and $2,299  thousand of this amount represented outstanding equity capital commitments. At March 31, 2018, the $2,299 thousand of outstanding equity capital commitments are expected to be paid as follows, $722 thousand in 2020, $131 thousand in 2023, $90 thousand in 2024 and $1,356 thousand in 2025 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Investment loss included in pre-tax income	$600	$450
Tax credits recognized in provision for income taxes	336	463

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three months ended March 31, 2018 and year ended December 31, 2017. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three months ended March 31, 2018 and year ended December 31, 2017 no such adjustments were recorded.

The carrying values of goodwill were:

	At March 31, 2018	At December 31, 2017
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At March 31,		At December 31,
	2018		2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(53,528)	$56,808	$(52,987)
Merchant Draft Processing Intangible	10,300	(10,300)	10,300	(10,271)
Total Identifiable Intangible Assets	$67,108	$(63,828)	$67,108	$(63,258)

As of March 31, 2018, the current period and estimated future amortization expense for identifiable intangible assets was:

		Merchant
	Core	Draft
	Deposit	Processing
	Intangibles	Intangible	Total
	(In thousands)
For the Three Months ended March 31, 2018 (actual)	$541	$29	$570
Estimate for the remainder of year ending December 31, 2018	1,351	-	1,351
Estimate for year ending December 31, 2019	538	-	538
2020	287	-	287
2021	269	-	269
2022	252	-	252
2023	236	-	236

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At March 31,	At December 31,
	2018	2017
	(In thousands)
Noninterest-bearing	$2,179,157	$2,197,526
Interest-bearing:
Transaction	924,081	904,245
Savings	1,540,192	1,494,024
Time deposits less than $100 thousand	114,301	117,848
Time deposits $100 thousand through $250 thousand	74,436	76,578
Time deposits more than $250 thousand	35,700	37,392
Total deposits	$4,867,867	$4,827,613

Demand deposit overdrafts of $788  thousand and $2,786  thousand were included as loan balances at March 31, 2018 and December 31, 2017, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $97 thousand in the three months ended March 31, 2018 and $106 thousand in the three months ended March 31, 2017.

[The remainder of this page intentionally left blank]

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At March 31, 2018	At December 31, 2017
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$73,165	$74,173
Agency residential MBS	64,266	58,251
Corporate securities	104,210	105,113
Total collateral carrying value	$241,641	$237,537
Total short-term borrowed funds	$65,356	$58,471

Note 9: Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Equity securities and available for sale debt securities are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as other real estate owned, impaired loans, certain loans held for investment, debt securities held to maturity, and other assets. These nonrecurring fair value adjustments typically involve the lower-of-cost or fair-value accounting of individual assets.

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

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 includes mutual funds, federal agency securities, mortgage-backed securities, corporate securities, asset-backed securities, and municipal bonds.

Level 3 – Valuation is generated from model-based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The Company relies on independent vendor pricing services to measure fair value for equity securities, debt securities available for sale and debt securities held to maturity. The Company employs three pricing services. To validate the pricing of these vendors, the Company compares vendors’ pricing for each of the securities for consistency; significant pricing differences, if any, are evaluated using all available independent quotes with the quote most closely reflecting the market generally used as the fair value estimate. In addition, the Company conducts “other than temporary impairment (OTTI)” analysis on a quarterly basis; debt securities selected for OTTI analysis include all debt securities at a market price below 95 percent of par value. As with any valuation technique used to estimate fair value, changes in underlying assumptions used could significantly affect the results of current and future values. Accordingly, these fair value estimates may not be realized in an actual sale of the securities.

The Company regularly reviews the valuation techniques and assumptions used by its vendors and determines which valuation techniques are utilized based on observable market inputs for the type of securities being measured. The Company uses the information to determine the placement in the fair value hierarchy as level 1, 2 or 3. When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, or reevaluates the valuation techniques and assumptions used by its vendors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new information. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the three months ended March 31, 2018 and year ended December 31, 2017, there were no transfers in to or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At March 31, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity securities
Mutual funds	$1,764	$-	$1,764	$-
Total equity securities	1,764	-	1,764	-
Debt securities available for sale
Securities of U.S. Government sponsored entities	117,947	-	117,947	-
Agency residential MBS	847,640	-	847,640	-
Non-agency residential MBS	139	-	139	-
Agency commercial MBS	2,190	-	2,190	-
Securities of U.S. Government entities	1,520	-	1,520	-
Obligations of states and political subdivisions	180,635	-	180,635	-
Corporate securities	1,201,899	-	1,201,899	-
Total debt securities available for sale	2,351,970	-	2,351,970	-
Total	$2,353,734	$-	$2,353,734	$-

	At December 31, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity securities
Mutual funds	$1,800	$-	$1,800	$-
Total equity securities	1,800	-	1,800	-
Debt securities available for sale
Securities of U.S. Government sponsored entities	119,319	-	119,319	-
Agency residential MBS	767,706	-	767,706	-
Non-agency residential MBS	154	-	154	-
Agency commercial MBS	2,219	-	2,219	-
Securities of U.S. Government entities	1,590	-	1,590	-
Obligations of states and political subdivisions	185,221	-	185,221	-
Corporate securities	1,115,498	-	1,115,498	-
Total debt securities available for sale	2,191,707	-	2,191,707	-
Total	$2,193,507	$-	$2,193,507	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at March 31, 2018 and December 31, 2017, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Three Months Ended
	At March 31, 2018				March 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$1,376	$-	$-	$1,376	$-
Impaired loans:
Commercial	4,857	-	-	4,857	-
Commercial real estate	6,680	-	-	6,680	-
Total assets measured at fair value on a nonrecurring basis	$12,913	$-	$-	$12,913	$-

					For the
					Year Ended
	At December 31, 2017				December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$1,426	$-	$-	$1,426	$(219)
Impaired loans:
Commercial	4,950	-	-	4,950	-
Commercial real estate	5,904	-	-	5,904	-
Total assets measured at fair value on a nonrecurring basis	$12,280	$-	$-	$12,280	$(219)

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

Disclosures about Fair Value of Financial Instruments

The following section describes the valuation methodologies used by the Company for estimating fair value of financial instruments not recorded at fair value in the balance sheet. The Company implemented the provisions of ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, effective January 1, 2018. The provisions require the Company to use the “exit price notion” when measuring the fair value of financial instruments for disclosure purposes.

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

Debt Securities Held to Maturity The fair values of debt securities were estimated using quoted prices as described above for Level 2 valuation.

Loans Loans are valued using the exit price notion. The Company uses a net present value of cash flows methodology that seeks to incorporate interest rate, credit, liquidity and prepayment risks in the fair market value estimation. Inputs to calculation include market rates for similarly offered products, market interest rate projections, credit spreads and prepayment assumptions.

Prior to adoption of ASU 2016-01, loans were separated into two groups for valuation. Variable rate loans, except for those described below, which reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $23,009 thousand at December 31, 2017 was applied against the estimated fair values to recognize estimated future defaults of contractual cash flows.

Deposit Liabilities Deposits with no stated maturity such as checking accounts, savings accounts and money market accounts can be readily converted to cash or used to settle transactions at face value through the broad financial system operated by the Federal Reserve Banks and financial institutions. The fair value of deposits with no stated maturity is equal to the amount payable on demand. The fair values of time deposits were estimated by using net present value of cash flows methodology that seeks to incorporate interest rate, credit, liquidity and prepayment risks in the fair market value estimation. Inputs to calculation include market rates for similarly offered products, market interest rate projections, credit spreads and prepayment assumptions. The resulting cash flows are compared against alternative funding sources.

Prior to adoption of ASU 2016-01, the fair value of time deposits were estimated by discounting estimated future contractual cash flows using current market rates for financial instruments with similar characteristics.

Short-Term Borrowed Funds The carrying amount of securities sold under agreement to repurchase and other short-term borrowed funds approximate fair value due to the relatively short period of time between their origination and their expected realization.

The tables below are a summary of fair value estimates for financial instruments and the level of the fair value hierarchy within which the fair value measurements are categorized, excluding financial instruments recorded at fair value on a recurring basis. The values assigned do not necessarily represent amounts which ultimately may be realized for assets or paid to settle liabilities. In addition, these values do not give effect to adjustments to fair value which may occur when financial instruments are sold or settled in larger quantities. The carrying amounts in the following tables are recorded in the balance sheet under the indicated captions.

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

	At March 31, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$555,607	$555,607	$555,607	$-	$-
Debt securities held to maturity	1,114,287	1,098,895	-	1,098,895	-
Loans	1,205,503	1,244,670	-	-	1,244,670

Financial Liabilities:
Deposits	$4,867,867	$4,864,792	$-	$4,643,430	$221,362
Short-term borrowed funds	65,356	65,356	-	65,356	-

[The remainder of this page intentionally left blank]

	At December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$575,002	$575,002	$575,002	$-	$-
Debt securities held to maturity	1,158,864	1,155,342	-	1,155,342	-
Loans	1,264,973	1,257,811	-	-	1,257,811

Financial Liabilities:
Deposits	$4,827,613	$4,824,586	$-	$4,595,795	$228,791
Short-term borrowed funds	58,471	58,471	-	58,471	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $282,428 thousand and $272,646 thousand at March 31, 2018 and December 31, 2017, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $3,849 thousand and $19,263 thousand at March 31, 2018 and December 31, 2017, respectively. The Company had no commitments outstanding for commercial and similar letters of credit at March 31, 2018 and December 31, 2017. The Company had a reserve for unfunded commitments of $2,308 thousand at March 31, 2018 and $2,308 thousand at December 31, 2017, included in other liabilities.

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

	For the Three Months Ended
	March 31,
	2018	2017
	(In thousands, except per share data)
Net income (numerator)	$17,506	$15,049
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,532	26,171
Basic earnings per common share	$0.66	$0.58
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,532	26,171
Add common stock equivalents for options	133	158
Weighted average number of common shares outstanding - diluted (denominator)	26,665	26,329
Diluted earnings per common share	$0.66	$0.57

For the three months ended March 31, 2018 and 2017, options to purchase 491 thousand and 299 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months Ended
	March 31,		December 31,
	2018	2017	2017
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)(1)	$35,467	$36,030	$36,644
Provision for Loan Losses	-	-	-
Noninterest Income:
Securities (Losses) Gains	(36)	-	7,955
Other Noninterest Income	11,991	11,657	12,345
Total Noninterest Income	11,955	11,657	20,300
Noninterest Expense	24,214	24,615	30,167
Income Before Income Taxes (FTE)(1)	23,208	23,072	26,777
Provision for Income Taxes (FTE)(1)	5,702	8,023	22,617
Net Income	$17,506	$15,049	$4,160

Average Common Shares Outstanding	26,532	26,171	26,384
Average Diluted Common Shares Outstanding	26,665	26,329	26,538
Common Shares Outstanding at Period End	26,591	26,283	26,425

Per Common Share:
Basic Earnings	$0.66	$0.58	$0.16
Diluted Earnings	0.66	0.57	0.16
Book Value Per Common Share	$21.89	$22.25	$22.34

Financial Ratios:
Return On Assets	1.28%	1.13%	0.30%
Return On Common Equity	11.57%	10.48%	2.70%
Net Interest Margin (FTE)(1)	3.02%	3.14%	3.12%
Net Loan (Recoveries) Losses to Average Loans	(0.02)%	0.31%	0.19%
Efficiency Ratio(2)	51.1%	51.6%	53.0%

Average Balances:
Assets	$5,564,705	$5,395,783	$5,534,700
Earning Assets	4,723,213	4,620,001	4,682,897
Loans	1,243,750	1,355,250	1,285,748
Deposits	4,828,352	4,692,746	4,811,035
Shareholders' Equity	613,860	582,384	610,200

Period End Balances:
Assets	$5,551,036	$5,395,947	$5,513,046
Earning Assets	4,696,605	4,542,813	4,640,353
Loans	1,228,584	1,351,090	1,287,982
Deposits	4,867,867	4,697,973	4,827,613
Shareholders' Equity	582,083	584,888	590,239

Capital Ratios at Period End:
Total Risk Based Capital	16.53%	16.91%	16.17%
Tangible Equity to Tangible Assets	8.42%	8.68%	8.63%

Dividends Paid Per Common Share	$0.40	$0.39	$0.40
Common Dividend Payout Ratio	61%	68%	250%

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

Financial Overview

Westamerica Bancorporation and subsidiaries’ (the Company”) principal source of revenue is net interest and loan fee income, which represents interest and fees earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). Market interest rates declined considerably following the recession of 2008 and 2009. Interest rates remained historically low through 2016 as the Federal Open Market Committee’s (“FOMC”) monetary policy was highly accommodative. During this period, Management avoided originating long-dated, low-yielding loans given the potential impact of such assets on forward earning potential; as a result, loans declined and investment securities increased. The changing composition of the earning assets and low market interest rates has pressured the net interest margin to lower levels. The FOMC’s increases in the federal funds rate occurred between December 2016 and March 2018, although longer-term rates have not increased by a similar magnitude. Net interest income was $34.0 million for the first quarter 2018, compared with $33.7 million for the fourth quarter 2017 and $32.8 million for the first quarter 2017. The increase in net interest income is due to higher asset yields and higher levels of average earning assets.

The funding source of the Company’s earning assets is primarily customer deposits. The Company’s long-term strategy includes maximizing checking and savings deposits as these types of deposits are lower-cost and less sensitive to changes in interest rates compared to time deposits. The first quarter 2018 average volume of checking and savings deposits was 95 percent of average total deposits.

Credit quality remained strong with nonperforming assets totaling $8 million at March 31, 2018 and net loan loss recoveries of $72 thousand for the first quarter 2018. The Company did not recognize a provision for loan losses in the first quarter 2018.

The Company presents its net interest margin and net interest income on an FTE basis using the current statutory federal tax rate. Management believes the FTE basis is valuable to the reader because the Company’s loan and investment securities portfolios contain a relatively large portion of municipal loans and securities that are federally tax exempt. The Company’s tax exempt loans and securities composition may not be similar to that of other banks, therefore in order to reflect the impact of the federally tax exempt loans and securities on the net interest margin and net interest income for comparability with other banks, the Company presents its net interest margin and net interest income on an FTE basis. Yields on tax-exempt securities and loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the federal statutory tax rate of 35% for 2017. Due to the Tax Cuts and Jobs Act of 2017 (“Act”), the federal tax rate became 21% for 2018; as such, the upward adjustment to reflect the effect of income exempt from federal taxation is lower in 2018.

The Company’s significant accounting policies (see Note 1, “Summary of Significant Accounting Policies,” to Financial Statements in the Company’s 2017 Form 10-K) are fundamental to understanding the Company’s results of operations and financial condition.

The Company reported first quarter 2018 net income of $17.5 million or $0.66 diluted earnings per common share. First quarter 2018 results compare to net income of $15.0 million or $0.57 diluted earnings per common share for the first quarter 2017 and $4.2 million or $0.16 diluted earnings per common share for the fourth quarter 2017. Fourth quarter 2017 results include adjustments to asset values triggered by enactment of the Act, recognition of a loss contingency, and securities gains which collectively reduced EPS $0.42.

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2018	2017	2017
	(In thousands, except per share data)
Net interest and loan fee income	$34,048	$32,844	$33,733
FTE adjustment	1,419	3,186	2,911
Net interest and loan fee income (FTE)	35,467	36,030	36,644
Provision for loan losses	-	-	-
Noninterest income	11,955	11,657	20,300
Noninterest expense	24,214	24,615	30,167
Income before taxes (FTE)	23,208	23,072	26,777
Income tax provision (FTE)	5,702	8,023	22,617
Net income	$17,506	$15,049	$4,160

Average diluted common shares	26,665	26,329	26,538
Diluted earnings per common share	$0.66	$0.57	$0.16

Average total assets	$5,564,705	$5,395,783	$5,534,700
Net income to average total assets (annualized)	1.28%	1.13%	0.30%
Net income to average common shareholders' equity (annualized)	11.57%	10.48%	2.70%

Net income for the first quarter of 2018 was $2.5 million more than the same quarter of 2017. Net interest and loan fee income increased $1.2 million in the first quarter 2018 compared with first quarter 2017 mostly attributable to higher average balances of investments and higher yield on earning assets as market interest rates rose. The increase was offset by lower average balances of loans. Net interest and loan fee income (FTE) in the first quarter 2018 included a lower FTE adjustment than in the first quarter 2017 due to the reduced federal corporate tax as a result of enactment of the Act. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. The book tax provision for the first quarter 2018 was $4.3 million compared with $4.8 million for the first quarter 2017, representing effective tax rates of 19.7% and 24.3%, respectively. The book tax provisions for the first quarter 2018 and the first quarter 2017 include tax benefits of $451 thousand and $671 thousand, respectively, for tax deductions from the exercise of employee stock options which exceed related compensation expenses recognized in the financial statements; these benefits reduced the effective tax rate by 2.0% and 3.4%, respectively.

Comparing the first quarter of 2018 with the fourth quarter of 2017, net income increased $13.3 million. Net interest and loan fee income increased $315 thousand in the first quarter 2018 compared with fourth quarter 2017 mostly attributable to higher average balances of investments and higher yield on earning assets as market interest rates rose. The increase was offset by lower average balances of loans. Net interest and loan fee income (FTE) in the first quarter 2018 included a lower FTE adjustment than in the fourth quarter 2017 due to the reduced federal corporate tax as a result of enactment of the Act. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest income in the first quarter 2018 was $8.3 million lower than in the fourth quarter 2017 due to gains on sale of securities of $8.0 million in the fourth quarter 2017. Noninterest expense decreased $6.0 million primarily because the fourth quarter 2017 included a $5.5 million loss contingency accrual and a $625 thousand impairment charge on tax credit investments. The book tax provision for the first quarter 2018 was $4.3 million compared with $19.7 million for the fourth quarter 2017, representing effective tax rates of 19.7% and 82.6%, respectively. The book tax provision for the fourth quarter 2017 includes a $12.3 million charge resulting from re-measurement of the Company’s net deferred tax asset triggered by enactment of the Act.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2018	2017	2017
	(In thousands)
Interest and loan fee income	$34,507	$33,324	$34,204
Interest expense	459	480	471
Net interest and loan fee income	34,048	32,844	33,733
FTE adjustment	1,419	3,186	2,911
Net interest and loan fee income (FTE)	$35,467	$36,030	$36,644

Average earning assets	$4,723,213	$4,620,001	$4,682,897
Net interest margin (FTE) (annualized)	3.02%	3.14%	3.12%

Net interest and loan fee income increased $1.2 million in the first quarter 2018 compared with the first quarter 2017, mainly due to higher average balances of investments (up $215 million) and higher yield on earning assets (up 0.04%), partially offset by lower average balances of loans (down $111 million) The FTE adjustment was lower in the first quarter 2018 compared with the first quarter 2017 due to the reduced federal corporate tax rate as a result of enactment of the Act.

Comparing the first quarter 2018 with the fourth quarter 2017, net interest and loan fee income increased $315 thousand due to higher average balances of investments (up $82 million) and higher yield on interest earning assets (up 0.03%), offset by lower average balances of loans (down $42 million) The FTE adjustment was lower in the first quarter 2018 compared with the fourth quarter 2017 due to the reduced federal corporate tax rate as a result of enactment of the Act.

Yields on interest-earning assets increased in the first quarter 2018 as market interest rates rose. The annualized net interest margin (FTE) was 3.02% in the first quarter 2018 compared with 3.14% in the first quarter 2017 and 3.12% in the fourth quarter 2017. The first quarter net interest margin (FTE) was lower than in the first quarter 2017 and the fourth quarter 2017 due to the reduced federal corporate tax rate as a result of enactment of the Act.

The Company’s funding costs were 0.04% in the first quarter 2018, unchanged from the first quarter 2017. Average balances of time deposits declined $25 million from the first quarter 2017 to first quarter 2018 while lower-cost checking and savings deposits grew 4% in the same period. Average balances of checking and saving deposits accounted for 95.3% of average total deposits in the first quarter 2018 compared with 94.6% in the first quarter 2017 and 95.1% in the fourth quarter 2017; checking and savings deposits are less sensitive to rising interest rates than time deposits.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated (percentages are annualized.):

	For the Three Months Ended
	March 31,		December 31,
	2018	2017	2017

Yield on earning assets	2.94%	2.90%	2.91%
Impact of FTE adjustment	0.12%	0.28%	0.25%
Yield on earning assets (FTE)	3.06%	3.18%	3.16%
Rate paid on interest-bearing liabilities	0.07%	0.07%	0.07%
Net interest spread (FTE)	2.99%	3.11%	3.09%
Impact of noninterest-bearing funds	0.03%	0.03%	0.03%
Net interest margin (FTE)	3.02%	3.14%	3.12%

The FOMC increased the federal funds rate between December 2016 and March 2018. In the first quarter 2018 yield on earning assets increased with rising market interest rates. The net interest spread and net interest margin stated on an FTE basis are lower in the first quarter 2018 compared with the first quarter 2017 and the fourth quarter 2017 because the FTE adjustment to reflect the effect of income exempt from federal taxation is lower in 2018 compared with 2017. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost time deposits and increasing balances of checking and savings deposits, which earn relatively low interest rates and are less volatile than time deposits during periods of rising market interest rates.

[The remainder of this page intentionally left blank]

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present information regarding the consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income earned from average interest earning assets and the resulting yields, and the amounts of interest expense incurred on average interest-bearing liabilities and the resulting rates. Average loan balances include nonperforming loans. Interest income includes reversal of previously accrued interest on loans placed on non-accrual status during the period and proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income and accretion of purchased loan discounts. Yields, rates and interest margins are annualized. Yields on tax-exempt securities and loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the federal statutory tax rate of 35 percent for 2017. Due to the Tax Cuts and Jobs Act of 2017, the federal tax rate became 21 percent for 2018; as such, the upward adjustment to reflect the effect of income exempt from federal taxation is lower in 2018.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2018
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,709,643	$14,935	2.20%
Tax-exempt (1)	769,820	6,169	3.21%
Total investments (1)	3,479,463	21,104	2.43%
Loans:
Taxable	1,184,715	14,223	4.87%
Tax-exempt (1)	59,035	599	4.11%
Total loans (1)	1,243,750	14,822	4.83%
Total Interest-earning assets (1)	4,723,213	35,926	3.06%
Other assets	841,492
Total assets	$5,564,705

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,156,626	$-	-%
Savings and interest-bearing transaction	2,443,561	282	0.05%
Time less than $100,000	125,020	71	0.23%
Time $100,000 or more	103,145	97	0.38%
Total interest-bearing deposits	2,671,726	450	0.07%
Short-term borrowed funds	62,501	9	0.06%
Total interest-bearing liabilities	2,734,227	459	0.07%
Other liabilities	59,992
Shareholders' equity	613,860
Total liabilities and shareholders' equity	$5,564,705
Net interest spread (1) (2)			2.99%
Net interest and fee income and interest margin (1) (3)		$35,467	3.02%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2017
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,433,669	$12,147	2.00%
Tax-exempt (1)	831,082	8,294	3.99%
Total investments (1)	3,264,751	20,441	2.50%
Loans:
Taxable	1,290,093	15,243	4.79%
Tax-exempt (1)	65,157	826	5.14%
Total loans (1)	1,355,250	16,069	4.81%
Total Interest-earning assets (1)	4,620,001	36,510	3.18%
Other assets	775,782
Total assets	$5,395,783

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,056,858	$-	-%
Savings and interest-bearing transaction	2,382,348	280	0.05%
Time less than $100,000	141,400	83	0.24%
Time $100,000 or more	112,140	106	0.38%
Total interest-bearing deposits	2,635,888	469	0.07%
Short-term borrowed funds	68,584	11	0.06%
Total interest-bearing liabilities	2,704,472	480	0.07%
Other liabilities	52,069
Shareholders' equity	582,384
Total liabilities and shareholders' equity	$5,395,783
Net interest spread (1) (2)			3.11%
Net interest and fee income and interest margin (1) (3)		$36,030	3.14%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended December 31, 2017
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,612,669	$13,861	2.12%
Tax-exempt (1)	784,480	7,583	3.87%
Total investments (1)	3,397,149	21,444	2.52%
Loans:
Taxable	1,225,020	14,923	4.83%
Tax-exempt (1)	60,728	748	4.89%
Total loans (1)	1,285,748	15,671	4.84%
Total interest-earning assets (1)	4,682,897	37,115	3.16%
Other assets	851,803
Total assets	$5,534,700

Liabilities and shareholders' equity
Deposits:
Noninterest-bearing demand	$2,172,678	$-	-%
Savings and interest-bearing transaction	2,401,694	285	0.05%
Time less than $100,000	129,917	75	0.23%
Time $100,000 or more	106,746	101	0.38%
Total interest-bearing deposits	2,638,357	461	0.07%
Short-term borrowed funds	62,833	10	0.06%
Total interest-bearing liabilities	2,701,190	471	0.07%
Other liabilities	50,632
Shareholders' equity	610,200
Total liabilities and shareholders' equity	$5,534,700
Net interest spread (1) (2)			3.09%
Net interest and fee income and interest margin (1) (3)		$36,644	3.12%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2018
	Compared with
	For the Three Months Ended March 31, 2017
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$1,377	$1,411	$2,788
Tax-exempt (1)	(611)	(1,514)	(2,125)
Total investments (1)	766	(103)	663
Loans:
Taxable	(1,245)	225	(1,020)
Tax-exempt (1)	(78)	(149)	(227)
Total loans (1)	(1,323)	76	(1,247)
Total decrease in interest and loan fee income (1)	(557)	(27)	(584)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	7	(5)	2
Time less than $100,000	(10)	(2)	(12)
Time $100,000 or more	(9)	-	(9)
Total interest-bearing deposits	(12)	(7)	(19)
Short-term borrowed funds	(1)	(1)	(2)
Total decrease in interest expense	(13)	(8)	(21)
Decrease in net interest and loan fee income (1)	$(544)	$(19)	$(563)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2018
	Compared with
	For the Three Months Ended December 31, 2017
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$515	$559	$1,074
Tax-exempt (1)	(142)	(1,272)	(1,414)
Total investments (1)	373	(713)	(340)
Loans:
Taxable	(751)	51	(700)
Tax-exempt (1)	(23)	(126)	(149)
Total loans (1)	(774)	(75)	(849)
Total decrease in interest and loan fee income (1)	(401)	(788)	(1,189)
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	-	(3)	(3)
Time less than $100,000	(4)	-	(4)
Time $100,000 or more	(5)	1	(4)
Total interest-bearing deposits	(9)	(2)	(11)
Short-term borrowed funds	-	(1)	(1)
Total decrease in interest expense	(9)	(3)	(12)
Decrease in net interest and loan fee income (1)	$(392)	$(785)	$(1,177)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

Provision for Loan Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for loan losses reflects Management's assessment of credit risk in the loan portfolio during each of the periods presented.

The Company provided no provision for loan losses in the first quarter of 2018 and the first and fourth quarters of 2017. Classified loans declined $13.6 million during the period from March 31, 2017 to March 31, 2018. This development was reflected in Management’s evaluation of credit quality, the level of the provision for loan losses, and the adequacy of the allowance for loan losses at March 31, 2018. At March 31, 2018, the Company had $7.1 million in residential real estate secured loans which are indemnified from loss by the FDIC up to eighty percent of principal; the indemnification expires February 6, 2019 For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2018	2017	2017
	(In thousands)

Service charges on deposit accounts	$4,752	$4,923	$4,756
Merchant processing services	2,420	1,875	2,346
Debit card fees	1,605	1,481	1,569
Trust fees	743	702	739
ATM processing fees	664	575	696
Other service fees	631	650	620
Financial services commissions	114	195	155
Equity securities (losses) gains	(36)	-	7,955
Other noninterest income	1,062	1,256	1,464
Total	$11,955	$11,657	$20,300

Noninterest income for the first quarter 2018 increased by $298 thousand from the same period in 2017. Merchant processing services fees increased $545 thousand primarily due to successful sales efforts and higher transaction volumes. Debit card fees increased $124 thousand mostly due to increased transaction volumes. Service charges on deposit accounts decreased $171 thousand due to lower fees for overdrafts and checking accounts.

In the first quarter 2018, noninterest income decreased $8.3 million compared with the fourth quarter 2017 primarily because the fourth quarter 2017 included $8.0 million in gains on sale of equity securities.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2018	2017	2017
	(In thousands)

Salaries and related benefits	$13,351	$13,070	$12,652
Occupancy and equipment	4,691	4,887	4,860
Outsourced data processing services	2,340	2,139	2,325
Professional fees	785	611	627
Amortization of identifiable intangibles	570	800	755
Courier service	463	421	423
Loss contingency	-	-	5,542
Impairment of tax credit investments	-	-	625
Other noninterest expense	2,014	2,687	2,358
Total	$24,214	$24,615	$30,167

Noninterest expense decreased $401 thousand in the first quarter 2018 compared with the same period in 2017. Amortization of intangibles decreased $230 thousand as assets are amortized on a declining balance method. Other noninterest expense decreased $673 thousand primarily due to decreases in correspondent bank service charges and operational losses, partially offset by an increase in operating losses on limited partnership investments. Salaries and related benefits increased $281 thousand primarily due to higher employee benefit costs. Outsourced data processing services expense increased $201 thousand due to additional processing services.

In the first quarter 2018, noninterest expense decreased $6.0 million compared with the fourth quarter 2017 primarily because the fourth quarter 2017 included a $5.5 million loss contingency and a $625 thousand impairment charge on tax credit investments. Amortization of intangibles decreased $185 thousand as assets are amortized on a declining balance method. Other noninterest expense decreased $344 thousand primarily due to decreases in correspondent bank service charges. Salaries and related benefits increased $699 thousand primarily due to higher employee benefit costs.

Provision for Income Tax

The Company’s first quarter 2018 income tax provision was $4.3 million compared with $19.7 million for the fourth quarter 2017 and $4.8 million for the first quarter 2017, representing effective tax rates of 19.7%, 82.6% and 24.3%, respectively. The book tax provisions for the first quarter 2018 and the first quarter 2017 include tax benefits of $451 thousand and $671 thousand, respectively, for tax deductions from the exercise of employee stock options which exceed related compensation expenses recognized in the financial statements; these benefits reduced the effective tax rate by 2.0% and 3.4%, respectively. The lower effective tax rate for the first quarter 2018 reflects a reduction in the federal corporate tax rate due to the Act. The book tax provision for the fourth quarter 2017 includes a charge of $12.3 million resulting from re-measurement of the Company’s net deferred tax asset triggered by enactment of the Act.

Investment Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, and other securities.

Management has increased the investment securities portfolio in response to deposit growth and loan volume declines. The carrying value of the Company’s investment securities portfolio was $3.5 billion at March 31, 2018 and $3.4 billion at December 31, 2017.

Management continually evaluates the Company’s investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, liquidity, and the level of interest rate risk to which the Company is exposed. These evaluations may cause Management to change the level of funds the Company deploys into investment securities and change the composition of the Company’s investment securities portfolio. In the first quarter 2018 corporate securities increased in order to improve yields without extending the duration of the bond portfolio.

At March 31, 2018, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in our internal analyses compared with the ratings assigned by the third party credit rating agencies.

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At March 31,		At December 31,
	2018		2017
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Basic materials	$34,445	3%	$35,219	3%
Communications	49,814	4%	50,763	5%
Consumer, cyclical	22,513	2%	12,592	1%
Consumer, non-cyclical	160,164	13%	133,476	12%
Financial	488,173	41%	525,932	47%
Industrial	165,052	14%	129,989	12%
Technology	109,670	9%	71,708	6%
Utilities	172,068	14%	155,819	14%
Total corporate securities	$1,201,899	100%	$1,115,498	100%

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At March 31, 2018, the Company’s investment securities portfolios included securities issued by 635 state and local government municipalities and agencies located within 44 states. None of the Company’s investment securities were issued by Puerto Rican government entities. The largest exposure to any one municipality or agency was $9.8 million (fair value) represented by nine general obligation bonds.

	At March 31, 2018
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$105,741	$106,722
Texas	63,630	63,202
New Jersey	38,023	37,999
Minnesota	29,819	29,831
Other (36 states)	287,885	286,822
Total general obligation bonds	$525,098	$524,576

Revenue bonds:
California	$38,822	$39,314
Kentucky	20,806	20,808
Iowa	17,287	17,184
Colorado	14,936	14,924
Washington	13,084	13,411
Indiana	12,890	12,884
Other (29 states)	126,564	126,578
Total revenue bonds	$244,389	$245,103
Total obligations of states and political subdivisions	$769,487	$769,679

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

At March 31, 2018 and December 31, 2017, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 22 revenue sources at March 31, 2018 and at December 31, 2017. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At March 31, 2018
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$50,680	$51,374
Sales tax	30,212	30,497
Sewer	28,696	28,965
Lease (renewal)	19,090	19,097
College & University	17,179	16,938
Other (17 sources)	98,532	98,232
Total revenue bonds by revenue source	$244,389	$245,103

	At December 31, 2017
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$50,737	$51,854
Sewer	30,427	31,030
Sales tax	30,233	30,777
Lease (renewal)	20,007	20,235
College & University	17,230	17,087
Other (17 sources)	100,811	101,326
Total revenue bonds by revenue source	$249,445	$252,309

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

[The remainder of this page intentionally left blank]

Nonperforming Assets

	At March 31,		At December 31,
	2018	2017	2017
	(In thousands)

Nonperforming nonaccrual loans	$2,030	$2,382	$1,641
Performing nonaccrual loans	4,110	4,285	4,285
Total nonaccrual loans	6,140	6,667	5,926
Accruing loans 90 or more days past due	255	373	531
Total nonperforming loans	6,395	7,040	6,457
Other real estate owned	1,376	2,136	1,426
Total nonperforming assets	$7,771	$9,176	$7,883

Nonperforming assets have declined during 2017 and the first quarter 2018 due to payoffs, chargeoffs and sale of Other Real Estate Owned. At March 31, 2018, one loan secured by commercial real estate with a balance of $4.1 million was on nonaccrual status. The remaining six nonaccrual loans held at March 31, 2018 had an average carrying value of $338 thousand and the largest carrying value was $1.0 million.

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

The following table summarizes the allowance for loan losses, chargeoffs and recoveries for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2018	2017	2017
	(In thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$23,009	$25,954	$23,628
Provision (reversal) for loan losses	-	-	-
Loans charged off
Commercial	(41)	(103)	-
Consumer installment and other	(1,365)	(1,739)	(1,174)
Total chargeoffs	(1,406)	(1,842)	(1,174)
Recoveries of loans previously charged off
Commercial	829	160	136
Commercial real estate	-	10	-
Consumer installment and other	649	637	419
Total recoveries	1,478	807	555
Net loan recoveries (losses)	72	(1,035)	(619)
Balance, end of period	$23,081	$24,919	$23,009

Net loan (recoveries) losses as a percentage of average total loans (annualized)	(0.02)%	0.31%	0.19%

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of March 31, 2018 is economic and business conditions $0.7 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $1.0 million, adequacy of lending Management and staff $0.9 million and concentrations of credit $1.3 million.

	Allowance for Loan Losses
	For the Three Months Ended March 31, 2018
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
Additions:
(Reversal) provision	(17)	(25)	(160)	(87)	37	252	-
Deductions:
Chargeoffs	(41)	-	-	-	(1,365)	-	(1,406)
Recoveries	829	-	-	-	649	-	1,478
Net loan recoveries (losses)	788	-	-	-	(716)	-	72
Total allowance for loan losses	$8,517	$3,824	$175	$908	$5,739	$3,918	$23,081

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At March 31, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,777	$214	$-	$-	$-	$-	$4,991
Collectively evaluated for impairment	3,740	3,610	175	908	5,739	3,918	18,090
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$8,517	$3,824	$175	$908	$5,739	$3,918	$23,081
Carrying value of loans:
Individually evaluated for impairment	$10,513	$11,393	$-	$206	$-	$-	$22,112
Collectively evaluated for impairment	296,432	541,327	2,941	59,278	305,705	-	1,205,683
Purchased loans with evidence of credit deterioration	33	598	-	-	158	-	789
Total	$306,978	$553,318	$2,941	$59,484	$305,863	$-	$1,228,584

The portion of the allowance for loan losses ascribed to loan segments declined from March 31, 2017 to March 31, 2018 due to declines in classified loans, delinquent loans, and the overall loan portfolio. The decline in the unallocated portion was due to improved economic conditions within the Company’s geographic markets and credit quality metrics.

Management considers the $23.1 million allowance for loan losses to be adequate as a reserve against loan losses inherent in the loan portfolio as of March 31, 2018.

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

Management’s most likely earnings forecast for the twelve months ending March 31, 2019 assumes market interest rates will gradually rise, with short-term rates rising more than long-term rates.

Management attempts to manage interest rate risk while enhancing the net interest margin and net interest income. At times, depending on expected increases or decreases in general interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, Management may adjust the Company's interest rate risk position. The Company's results of operations and net portfolio values remain subject to changes in interest rates and to fluctuations in the difference between long and short-term interest rates.

The Company’s asset and liability position was slightly “asset sensitive” at March 31, 2018, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98 percent of funding for average total assets in the first quarter 2018 and in 2017. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $3.5 billion in total investment securities at March 31, 2018. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At March 31, 2018, such collateral requirements totaled approximately $696 million.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $11 million in the first quarter 2018 and $41 million in 2017, and retire common stock in the amount of $-0- in the first quarter 2018 and $314 thousand in 2017. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.6% in the first quarter 2018 and 8.4% in 2017. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $8 million in the first quarter 2018 and $25 million in 2017.

The Company paid common dividends totaling $11 million in the first quarter 2018 and $41 million in 2017, which represent dividends per common share of $0.40 and $1.57, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired -0- shares in the first quarter 2018 and 6 thousand shares valued at $314 thousand in 2017.

The Company's primary capital resource is shareholders' equity, which was $582 million at March 31, 2018 compared with $590 million at December 31, 2017. The Company's ratio of equity to total assets was 10.49% at March 31, 2018 and 10.71% at December 31, 2017.

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

The capital ratios for the Company and the Bank under the new capital framework are presented in the tables below, on the dates indicated.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At March 31, 2018		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2018		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	15.72%	12.97%	6.375	%(1)	7.00	%(2)	6.50%
Tier I Capital	15.72%	12.97%	7.875	%(1)	8.50	%(2)	8.00%
Total Capital	16.53%	13.98%	9.875	%(1)	10.50	%(2)	10.00%
Leverage Ratio	9.12%	7.48%	4.000%		4.00%		5.00%

(1)	Includes 1.875% capital conservation buffer.
(2)	Includes 2.5% capital conservation buffer.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At December 31, 2017		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2017		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	15.36%	12.50%	5.75	%(3)	7.00	%(4)	6.50%
Tier I Capital	15.36%	12.50%	7.25	%(3)	8.50	%(4)	8.00%
Total Capital	16.17%	13.52%	9.25	%(3)	10.50	%(4)	10.00%
Leverage Ratio	8.86%	7.16%	4.00%		4.00%		5.00%

(3)	Includes 1.25% capital conservation buffer.
(4)	Includes 2.5% capital conservation buffer.

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

[The remainder of this page intentionally left blank]

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2018.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s Form 10-K as of December 31, 2017 includes detailed disclosure about the risks faced by the Company’s business; such risks have not materially changed since the Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Previously reported on Form 8-K.

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended March 31, 2018 (in thousands, except per share data).

	2018
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

No shares were repurchased during the period from January 1, 2018 through March 31, 2018. A program approved by the Board of Directors on July 27, 2017 authorizes the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2018.

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

(Principal Financial and Chief Accounting Officer)

Date: May 4, 2018

EXHIBIT INDEX

Exhibit 31.1: Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2: Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2: Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS: XBRL Instance Document

Exhibit 101.SCH: XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL: XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF: XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB: XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE: XBRL Taxonomy Extension Presentation Linkbase Document

[The remainder of this page intentionally left blank]