Form 10-Q
period 2018-06-30
WESTAMERICA BANCORPORATION
filed 2018-08-03
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of July 26, 2018

Common Stock,	26,671,148
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

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	At June 30,	At December 31,
	2018	2017
Assets:
Cash and due from banks	$629,146	$575,002
Equity securities	1,750	1,800
Debt securities available for sale	2,363,194	2,191,707
Debt securities held to maturity, with fair values of: $1,058,573 at June 30, 2018 and $1,155,342 at December 31, 2017	1,076,456	1,158,864
Loans	1,200,192	1,287,982
Allowance for loan losses	(23,040)	(23,009)
Loans, net of allowance for loan losses	1,177,152	1,264,973
Other real estate owned	939	1,426
Premises and equipment, net	35,774	35,301
Identifiable intangibles, net	2,827	3,850
Goodwill	121,673	121,673
Other assets	168,933	158,450
Total Assets	$5,577,844	$5,513,046

Liabilities:
Noninterest-bearing deposits	$2,205,971	$2,197,526
Interest-bearing deposits	2,681,151	2,630,087
Total deposits	4,887,122	4,827,613
Short-term borrowed funds	68,894	58,471
Other liabilities	35,690	36,723
Total Liabilities	4,991,706	4,922,807

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,649 at June 30, 2018 and 26,425 at December 31, 2017	443,338	431,734
Deferred compensation	1,533	1,533
Accumulated other comprehensive loss	(49,900)	(16,832)
Retained earnings	191,167	173,804
Total Shareholders' Equity	586,138	590,239
Total Liabilities and Shareholders' Equity	$5,577,844	$5,513,046

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$14,957	$15,468	$29,654	$31,248
Equity securities	86	70	171	144
Debt securities available for sale	14,323	10,639	27,874	20,814
Debt securities held to maturity	6,216	6,986	12,390	14,281
Total Interest and Loan Fee Income	35,582	33,163	70,089	66,487
Interest Expense:
Deposits	449	465	899	934
Short-term borrowed funds	10	11	19	22
Total Interest Expense	459	476	918	956
Net Interest and Loan Fee Income	35,123	32,687	69,171	65,531
Reversal of Provision for Loan Losses	-	(1,900)	-	(1,900)
Net Interest and Loan Fee Income After Reversal of Provision for Loan Losses	35,123	34,587	69,171	67,431
Noninterest Income:
Service charges on deposit accounts	4,645	4,945	9,397	9,868
Merchant processing services	2,305	2,052	4,725	3,927
Debit card fees	1,698	1,586	3,303	3,067
Trust fees	726	716	1,469	1,418
ATM processing fees	698	654	1,362	1,229
Other service fees	650	662	1,281	1,312
Financial services commissions	141	142	255	337
Equity securities losses	(14)	-	(50)	-
Other noninterest income	920	1,366	1,982	2,622
Total Noninterest Income	11,769	12,123	23,724	23,780
Noninterest Expense:
Salaries and related benefits	13,186	12,981	26,537	26,051
Occupancy and equipment	4,864	4,776	9,555	9,663
Outsourced data processing services	2,299	2,188	4,639	4,327
Professional fees	871	410	1,656	1,021
Amortization of identifiable intangibles	453	762	1,023	1,562
Courier service	422	438	885	859
Other noninterest expense	1,882	2,841	3,896	5,528
Total Noninterest Expense	23,977	24,396	48,191	49,011
Income Before Income Taxes	22,915	22,314	44,704	42,200
Provision for income taxes	4,905	6,515	9,188	11,352
Net Income	$18,010	$15,799	$35,516	$30,848

Average Common Shares Outstanding	26,630	26,299	26,581	26,235
Average Diluted Common Shares Outstanding	26,728	26,402	26,696	26,366
Per Common Share Data:
Basic earnings	$0.68	$0.60	$1.34	$1.18
Diluted earnings	0.67	0.60	1.33	1.17
Dividends paid	0.40	0.39	0.80	0.78

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$18,010	$15,799	$35,516	$30,848
Other comprehensive (loss) income:
Changes in unrealized gains on debt securities available for sale	(9,154)	6,160	(42,000)	7,234
Deferred tax benefit (expense)	2,706	(2,590)	12,415	(3,042)
Changes in unrealized gains on debt securities available for sale, net of tax	(6,448)	3,570	(29,585)	4,192
Post-retirement benefit transition obligation amortization	-	15	-	30
Deferred tax expense	-	(6)	-	(12)
Post-retirement benefit transition obligation amortization, net of tax	-	9	-	18
Total other comprehensive (loss) income	(6,448)	3,579	(29,585)	4,210
Total comprehensive (loss) income	$11,562	$19,378	$5,931	$35,058

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	(Loss) Income	Earnings	Total
	(In thousands)

Balance, December 31, 2016	25,907	$404,606	$1,533	$(10,074)	$165,302	$561,367
Net income for the period					30,848	30,848
Other comprehensive income				4,210		4,210
Exercise of stock options	389	18,290				18,290
Restricted stock activity	13	707				707
Stock based compensation		912				912
Stock awarded to employees	1	54				54
Retirement of common stock	(6)	(90)			(224)	(314)
Dividends					(20,480)	(20,480)
Balance, June 30, 2017	26,304	$424,479	$1,533	$(5,864)	$175,446	$595,594

Balance, December 31, 2017	26,425	$431,734	$1,533	$(16,832)	$173,804	$590,239
Cumulative effect of equity securities losses reclassified				142	(142)	-
Adjusted Balance, January 1, 2018	26,425	431,734	1,533	(16,690)	173,662	590,239
Reclass stranded tax effects resulting
from the Tax Cuts and Jobs Act				(3,625)	3,625	-
Net income for the period					35,516	35,516
Other comprehensive loss				(29,585)		(29,585)
Exercise of stock options	212	9,483				9,483
Restricted stock activity	20	1,143				1,143
Stock based compensation	-	1,050				1,050
Stock awarded to employees	1	77				77
Retirement of common stock	(9)	(149)			(375)	(524)
Dividends					(21,261)	(21,261)
Balance, June 30, 2018	26,649	$443,338	$1,533	$(49,900)	$191,167	$586,138

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months
	Ended June 30,
	2018	2017
	(In thousands)
Operating Activities:
Net income	$35,516	$30,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	12,594	12,068
Reversal of provision for loan losses	-	(1,900)
Net amortization of deferred loan (fees) costs	(112)	21
Increase in interest income receivable	(1,375)	(415)
Life insurance premiums paid	(406)	(126)
Decrease in income taxes receivable	2,556	91
(Increase) decrease in net deferred tax asset	(204)	262
Decrease in other assets	60	1,155
Stock option compensation expense	1,050	912
Increase in interest expense payable	50	33
Increase (decrease) in other liabilities	137	(2,553)
Equity securities losses	50	-
Net writedown of premises and equipment	3	60
Net gain on sale of foreclosed assets	(46)	(72)
Writedown of foreclosed assets	27	-
Net Cash Provided by Operating Activities	49,900	40,384

Investing Activities:
Net repayments of loans	89,041	35,852
Net payments under FDIC(1) indemnification agreements	-	(63)
Purchases of debt securities available for sale	(439,212)	(253,658)
Proceeds from sale/maturity/calls of debt securities available for sale	220,037	171,632
Proceeds from maturity/calls of debt securities held to maturity	78,551	80,433
Purchases of premises and equipment	(2,309)	(1,050)
Net change in FRB(2) stock	-	24
Proceeds from sale of foreclosed assets	506	1,521
Net Cash (Used in) Provided by Investing Activities	(53,386)	34,691

Financing Activities:
Net increase (decrease) in deposits	59,509	(22,171)
Net change in short-term borrowings	10,423	16,691
Exercise of stock options	9,483	18,290
Retirement of common stock	(524)	(314)
Common stock dividends paid	(21,261)	(20,480)
Net Cash Provided by (Used in) Financing Activities	57,630	(7,984)
Net Change In Cash and Due from Banks	54,144	67,091
Cash and Due from Banks at Beginning of Period	575,002	462,271
Cash and Due from Banks at End of Period	$629,146	$529,362

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$-	$-
Securities purchases pending settlement	3,159	649
Supplemental disclosure of cash flow activities:
Interest paid for the period	885	955
Income tax payments for the period	6,776	10,998

See accompanying notes to unaudited consolidated financial statements.

(1)	Federal Deposit Insurance Corporation ("FDIC")
(2)	Federal Reserve Bank ("FRB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recently Adopted Accounting Standards

In the six months ended June 30, 2018, the Company adopted the following new accounting guidance:

FASB Accounting Standard Update (ASU) 2014-09, Revenue (Topic 606): Revenue from Contracts with Customers, was issued May 2014. The ASU specifies a standardized approach for revenue recognition across industries and transactions. The ASU also requires additional disclosures. The scope of the ASU does not include revenue streams covered by other ASU topics; thus, Topic 606 does not apply to revenue related to financial instruments, guarantees and leases, which are the primary sources of the Company’s net interest income.

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

Service Charges on Deposit Accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Merchant Processing Services and Debit Card Fees: The Company earns interchange fees from cardholder transactions conducted through the payment networks. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.

Trust Fees: The Company earns trust fees from its contracts with customers to manage assets for investment or custody services. These fees are primarily earned over time as the Company provides the contracted monthly services and are generally assessed based on a tiered scale of the market value of assets under management (AUM) at month-end. Other related services provided, which are based on a fixed fee schedule, are recognized when the services are rendered.

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

FASB ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, was issued February 2018. The ASU eliminates the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 by allowing a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Company early adopted the provisions of the ASU effective January 1, 2018, by reclassifying the Company’s $3,625 thousand stranded tax effect.

Recently Issued Accounting Standards

FASB ASU 2016-02, Leases (Topic 842), was issued February 25, 2016. The provisions of the new standard require lessees to recognize most leases on-balance sheet, increasing reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP.

The Company will be required to adopt the ASU provisions effective January 1, 2019, and plans to elect the modified retrospective transition approach. Management is evaluating the impact that the ASU will have on the Company’s financial statements. As of December 31, 2017, the Company leased 58 of its operating facilities; the remaining minimum lease payments were $17.5 million. The Company does not expect a material change in noninterest expenses upon adoption of the new standard.

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

FASB ASU 2017-08, Receivables – Non-Refundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, was issued March 2017. The ASU will shorten the amortization period for certain callable debt securities held at a premium. Specifically, the ASU requires the premium to be amortized to the earliest call date. The ASU does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

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

At June 30, 2018, the market value of equity securities was $1,750 thousand. During the six months ended June 30, 2018, the Company recognized gross unrealized holding losses of $50 thousand in earnings.

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of cumulative other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2018	(In thousands)
Debt securities available for sale
Securities of U.S. Government sponsored entities	$122,296	$-	$(4,924)	$117,372
Agency residential mortgage-backed securities (MBS)	894,339	348	(37,322)	857,365
Non-agency residential MBS	127	1	-	128
Agency commercial MBS	2,219	-	(41)	2,178
Securities of U.S. Government entities	1,441	-	(8)	1,433
Obligations of states and political subdivisions	184,865	2,466	(3,640)	183,691
Corporate securities	1,228,751	613	(28,337)	1,201,027
Total debt securities available for sale	2,434,038	3,428	(74,272)	2,363,194
Debt securities held to maturity
Agency residential MBS	493,872	256	(18,857)	475,271
Non-agency residential MBS	3,743	74	-	3,817
Agency commercial MBS	1,886	-	(6)	1,880
Obligations of states and political subdivisions	576,955	4,039	(3,389)	577,605
Total debt securities held to maturity	1,076,456	4,369	(22,252)	1,058,573
Total	$3,510,494	$7,797	$(96,524)	$3,421,767

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At December 31, 2017	(In thousands)
Debt securities available for sale
Securities of U.S. Government sponsored entities	$122,285	$1	$(2,967)	$119,319
Agency residential MBS	787,679	522	(20,495)	767,706
Non-agency residential MBS	153	1	-	154
Agency commercial MBS	2,244	-	(25)	2,219
Securities of U.S. Government entities	1,612	-	(22)	1,590
Obligations of states and political subdivisions	182,907	3,796	(1,482)	185,221
Corporate securities	1,123,671	1,104	(9,277)	1,115,498
Total debt securities available for sale	2,220,551	5,424	(34,268)	2,191,707
Debt securities held to maturity
Agency residential MBS	545,883	606	(9,850)	536,639
Non-agency residential MBS	4,462	70	-	4,532
Agency commercial MBS	9,041	-	(66)	8,975
Obligations of states and political subdivisions	599,478	7,736	(2,018)	605,196
Total debt securities held to maturity	1,158,864	8,412	(11,934)	1,155,342
Total	$3,379,415	$13,836	$(46,202)	$3,347,049

The amortized cost and fair value of debt securities by contractual maturity are shown in the following table s at the dates indicated:

	At June 30, 2018
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$124,211	$123,868	$77,266	$77,884
Over 1 to 5 years	1,192,306	1,162,929	239,877	239,547
Over 5 to 10 years	180,999	179,109	256,872	257,158
Over 10 years	39,837	37,617	2,940	3,016
Subtotal	1,537,353	1,503,523	576,955	577,605
MBS	896,685	859,671	499,501	480,968
Total	$2,434,038	$2,363,194	$1,076,456	$1,058,573

	At December 31, 2017
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$193,337	$193,385	$50,295	$51,105
Over 1 to 5 years	1,031,807	1,023,047	269,050	269,471
Over 5 to 10 years	159,266	160,042	277,170	281,546
Over 10 years	46,065	45,154	2,963	3,074
Subtotal	1,430,475	1,421,628	599,478	605,196
MBS	790,076	770,079	559,386	550,146
Total	$2,220,551	$2,191,707	$1,158,864	$1,155,342

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At June 30, 2018 and December 31, 2017, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

[The remainder of this page intentionally left blank]

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At June 30, 2018
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	2	$1,972	$(18)	8	$115,320	$(4,906)	10	$117,292	$(4,924)
Agency residential MBS	19	353,273	(7,324)	50	469,052	(29,998)	69	822,325	(37,322)
Agency commercial MBS	1	323	(10)	1	1,855	(31)	2	2,178	(41)
Securities of U.S. Government entities	-	-	-	3	1,433	(8)	3	1,433	(8)
Obligations of states and political subdivisions	48	32,632	(588)	47	52,964	(3,052)	95	85,596	(3,640)
Corporate securities	80	794,677	(18,385)	37	291,282	(9,952)	117	1,085,959	(28,337)
Total	150	$1,182,877	$(26,325)	146	$931,906	$(47,947)	296	$2,114,783	$(74,272)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At June 30, 2018
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	27	$39,066	$(788)	68	$426,277	$(18,069)	95	$465,343	$(18,857)
Agency commercial MBS	1	1,880	(6)	-	-	-	1	1,880	(6)
Obligations of states and political subdivisions	224	222,929	(1,382)	56	57,045	(2,007)	280	279,974	(3,389)
Total	252	$263,875	$(2,176)	124	$483,322	$(20,076)	376	$747,197	$(22,252)

The unrealized losses on the Company’s debt securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates. The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by a major rating agency. One corporate bond with a carrying value of $15.0 million and a market value of $13.9 million at June 30, 2018, is rated below investment grade. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The Company does not intend to sell any debt securities and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2018.

The fair values of the debt securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for debt securities declines. As a result, other than temporary impairments may occur in the future.

As of June 30, 2018 and December 31, 2017, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $718,005 thousand and $715,774 thousand, respectively.

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

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Three Months		For the Six Months
	Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Taxable	$15,598	$12,481	$30,547	$24,627
Tax-exempt from regular federal income tax	5,027	5,214	9,888	10,612
Total interest income from investment securities	$20,625	$17,695	$40,435	$35,239

[The remainder of this page intentionally left blank]

Note 4: Loans, Allowance for Loan Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following table at the dates indicated.

	At June 30,	At December 31,
	2018	2017
	(In thousands)
Commercial	$288,499	$335,996
Commercial Real Estate	552,294	568,584
Construction	3,254	5,649
Residential Real Estate	54,030	65,183
Consumer Installment & Other	302,115	312,570
Total	$1,200,192	$1,287,982

Total loans outstanding reported above include loans purchased from the FDIC of $70,835  thousand and $83,478 thousand at June 30, 2018 and December 31, 2017, respectively. Loans purchased from the FDIC were separately reported in prior periods and have been reclassified into their respective categories in the current presentation.

Changes in the accretable yield for purchased loans were as follows:

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2018	December 31, 2017
Accretable yield:	(In thousands)
Balance at the beginning of the period	$738	$1,237
Reclassification from nonaccretable difference	696	1,852
Accretion	(1,114)	(2,351)
Balance at the end of the period	$320	$738

Accretion	$(1,114)	$(2,351)
Change in FDIC indemnification	2	192
(Increase) in interest income	$(1,112)	$(2,159)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses
	For the Three Months Ended June 30, 2018
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,517	$3,824	$175	$908	$5,739	$3,918	$23,081
(Reversal) provision	(662)	(35)	35	156	665	(159)	-
Chargeoffs	-	-	-	-	(805)	-	(805)
Recoveries	420	-	-	-	344	-	764
Total allowance for loan losses	$8,275	$3,789	$210	$1,064	$5,943	$3,759	$23,040

	Allowance for Loan Losses
	For the Six Months Ended June 30, 2018
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
(Reversal) provision	(679)	(60)	(125)	69	702	93	-
Chargeoffs	(41)	-	-	-	(2,170)	-	(2,211)
Recoveries	1,249	-	-	-	993	-	2,242
Total allowance for loan losses	$8,275	$3,789	$210	$1,064	$5,943	$3,759	$23,040

	Allowance for Loan Losses
	For the Three Months Ended June 30, 2017
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,593	$3,522	$112	$1,214	$6,984	$4,494	$24,919
(Reversal) provision	(38)	(55)	(1,851)	(109)	736	(583)	(1,900)
Chargeoffs	(726)	-	-	-	(1,158)	-	(1,884)
Recoveries	338	78	1,899	-	653	-	2,968
Total allowance for loan losses	$8,167	$3,545	$160	$1,105	$7,215	$3,911	$24,103

	Allowance for Loan Losses
	For the Six Months Ended June 30, 2017
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,327	$3,330	$152	$1,330	$7,980	$4,835	$25,954
Provision (reversal)	171	127	(1,891)	(225)	842	(924)	(1,900)
Chargeoffs	(829)	-	-	-	(2,897)	-	(3,726)
Recoveries	498	88	1,899	-	1,290	-	3,775
Total allowance for loan losses	$8,167	$3,545	$160	$1,105	$7,215	$3,911	$24,103

The allowance for loan losses and recorded investment in loans evaluated for impairment were as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At June 30, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,720	$168	$-	$-	$-	$-	$4,888
Collectively evaluated for impairment	3,555	3,621	210	1,064	5,943	3,759	18,152
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$8,275	$3,789	$210	$1,064	$5,943	$3,759	$23,040
Carrying value of loans:
Individually evaluated for impairment	$10,328	$10,338	$-	$204	$-	$-	$20,870
Collectively evaluated for impairment	278,137	541,729	3,254	53,826	301,962	-	1,178,908
Purchased loans with evidence of credit deterioration	34	227	-	-	153	-	414
Total	$288,499	$552,294	$3,254	$54,030	$302,115	$-	$1,200,192

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At December 31, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,814	$171	$-	$-	$-	$-	$4,985
Collectively evaluated for impairment	2,932	3,678	335	995	6,418	3,666	18,024
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
Carrying value of loans:
Individually evaluated for impairment	$10,675	$14,234	$-	$208	$-	$-	$25,117
Collectively evaluated for impairment	325,291	553,769	5,649	64,975	312,406	-	1,262,090
Purchased loans with evidence of credit deterioration	30	581	-	-	164	-	775
Total	$335,996	$568,584	$5,649	$65,183	$312,570	$-	$1,287,982

The Company’s customers are small businesses, professionals and consumers. Given the scale of these borrowers, corporate credit rating agencies do not evaluate the borrowers’ financial condition. The Company’s subsidiary, Westamerica Bank (the “Bank”) maintains a Loan Review Department which reports directly to Audit Committee of the Board of Directors. The Loan Review Department performs independent evaluations of loans and validates management assigned credit risk grades on evaluated loans using grading standards employed by bank regulatory agencies. Loans judged to carry lower-risk attributes are assigned a “pass” grade, with a minimal likelihood of loss. Loans judged to carry higher-risk attributes are referred to as “classified loans,” and are further disaggregated, with increasing expectations for loss recognition, as “substandard,” “doubtful,” and “loss.” Loan Review Department evaluations occur every calendar quarter. If the Bank becomes aware of deterioration in a borrower’s performance or financial condition between Loan Review Department examinations, assigned risk grades are re-evaluated promptly. Credit risk grades assigned by management and validated by the Loan Review Department are subject to review by the Bank’s regulatory authorities during regulatory examinations.

The following summarizes the loan credit risk profile by internally assigned grade:

	Loan Credit Risk Profile by Internally Assigned Grade
	At June 30, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$276,492	$536,256	$3,254	$52,960	$300,173	$1,169,135
Substandard	12,007	16,038	-	1,070	1,645	30,760
Doubtful	-	-	-	-	105	105
Loss	-	-	-	-	192	192
Total	$288,499	$552,294	$3,254	$54,030	$302,115	$1,200,192

Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification on $6,473 thousand residential real estate and consumer loans.

	Loan Credit Risk Profile by Internally Assigned Grade
	At December 31, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$324,185	$548,853	$5,649	$62,253	$310,429	$1,251,369
Substandard	11,811	19,731	-	2,930	1,370	35,842
Doubtful	-	-	-	-	1	1
Loss	-	-	-	-	770	770
Total	$335,996	$568,584	$5,649	$65,183	$312,570	$1,287,982

Credit risk profile reflects internally assigned grade of purchased covered loans without regard to FDIC indemnification on $7,766 thousand residential real estate and consumer loans.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At June 30, 2018
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$287,123	$899	$253	$-	$224	$288,499
Commercial real estate	543,502	3,320	803	-	4,669	552,294
Construction	3,254	-	-	-	-	3,254
Residential real estate	53,099	-	931	-	-	54,030
Consumer installment and other	298,436	2,779	707	193	-	302,115
Total	$1,185,414	$6,998	$2,694	$193	$4,893	$1,200,192

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2017
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$334,908	$627	$164	$-	$297	$335,996
Commercial real estate	561,883	1,143	125	-	5,433	568,584
Construction	5,649	-	-	-	-	5,649
Residential real estate	65,183	-	-	-	-	65,183
Consumer installment and other	307,445	3,321	1,077	531	196	312,570
Total	$1,275,068	$5,091	$1,366	$531	$5,926	$1,287,982

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2018 and December 31, 2017.

The following summarizes impaired loans:

	Impaired Loans
	At June 30,			At December 31,
	2018			2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Commercial	$1,065	$1,107	$-	$1,212	$1,271	$-
Commercial real estate	9,359	11,067	-	13,169	14,985	-
Residential real estate	204	234	-	208	239	-
Consumer installment and other	153	260	-	360	466	-
Total with no related allowance recorded	10,781	12,668	-	14,949	16,961	-

With an allowance recorded:
Commercial	9,496	9,496	4,720	9,764	9,764	4,814
Commercial real estate	1,765	1,767	168	1,790	1,792	171
Total with an allowance recorded	11,261	11,263	4,888	11,554	11,556	4,985
Total	$22,042	$23,931	$4,888	$26,503	$28,517	$4,985

Impaired loans include troubled debt restructured loans. Impaired loans at June 30, 2018, included $9,089 thousand of restructured loans, $4,134 thousand of which were on nonaccrual status. Impaired loans at December 31, 2017, included $12,081 thousand of restructured loans, $4,285 thousand of which were on nonaccrual status.

	Impaired Loans
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2018		2017		2018		2017
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income	Investment	Income	Investment	Income
	(In thousands)
Commercial	$10,689	$145	$11,194	$118	$10,793	$320	$11,243	$236
Commercial real estate	11,837	211	15,297	224	12,796	426	14,898	461
Residential real estate	205	4	368	5	206	8	558	9
Consumer installment and other	254	3	514	7	305	6	529	14
Total	$22,985	$363	$27,373	$354	$24,100	$760	$27,228	$720

The following tables provide information on troubled debt restructurings:

	Troubled Debt Restructurings
	At June 30, 2018
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial	6	$2,377	$978	$36
Commercial real estate	8	9,237	7,907	-
Residential real estate	1	241	204	-
Total	15	$11,855	$9,089	$36

[The remainder of this page intentionally left blank]

	Troubled Debt Restructurings
	At December 31, 2017
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial	7	$2,393	$1,085	$43
Commercial real estate	10	11,528	10,788	-
Residential real estate	1	241	208	-
Total	18	$14,162	$12,081	$43

During the three and six months ended June 30, 2018, the Company did not modify any loans that were considered troubled debt restructurings. During the three and six months ended June 30, 2017, the Company modified one loan with a carrying value of $407 thousand and three loans with an aggregate carrying value of $680 thousand, respectively, that were considered troubled debt restructurings. The concessions granted in the first six months of 2017 consisted of modifications of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms. There were no chargeoffs related to troubled debt restructurings made during the three and six months ended June 30, 2018 and 2017. During the three and six months ended June 30, 2018 and 2017, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

There were no loans restricted due to collateral requirements at June 30, 2018 and December 31, 2017.

There were no loans held for sale at June 30, 2018 and December 31, 2017.

At June 30, 2018 and December 31, 2017, the Company held total other real estate owned (OREO) of $939 thousand net of reserve of $1,264   thousand and $1,426 thousand net of reserve of $1,905 thousand, respectively, of which $-0-  was foreclosed residential real estate properties or covered OREO at both dates, respectively. At June 30, 2018 and December 31, 2017 there were no consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At June 30, 2018, the Bank did not have credit extended to any one entity exceeding these limits. At June 30, 2018, the Bank had 36 lending relationships each with aggregate amounts exceeding $5 million. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $56,137 thousand and $53,874 thousand at June 30, 2018 and December 31, 2017, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At June 30, 2018, the Bank held corporate bonds in 78 issuing entities that exceeded $5 million for each issuer.

[The remainder of this page intentionally left blank]

Note 6: Other Assets

Other assets consisted of the following:

	At June 30,	At December 31,
	2018	2017
	(In thousands)
Equity securities without readily determinable fair values:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total equity securities without readily determinable fair values	14,227	14,227
Life insurance cash surrender value	55,384	54,101
Net deferred tax asset	45,733	33,112
Limited partnership investments	8,819	10,119
Interest receivable	24,932	23,557
Prepaid assets	3,945	4,906
Other assets	15,893	18,428
Total other assets	$168,933	$158,450

(1)	A bank applying for membership in the Federal Reserve System is required to subscribe to stock in the Federal Reserve Bank (FRB) in its district in a sum equal to six percent of the bank’s paid-up capital stock and surplus. One-half of the amount of the bank's subscription shall be paid to the FRB and the remaining half will be subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At June 30, 2018, this investment totaled $8,819 thousand and $2,088  thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2017, this investment totaled $10,119 thousand and $2,299  thousand of this amount represented outstanding equity capital commitments. At June 30, 2018, the $2,088 thousand of outstanding equity capital commitments are expected to be paid as follows, $425 thousand in 2018, $131 thousand in 2023, $1,038 thousand in 2024 and $494 thousand in 2025 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Six Months Ended
	June 30,
	2018	2017	2018	2017
	(In thousands)
Investment loss included in pre-tax income	$700	$450	$1,300	$900
Tax credits recognized in provision for income taxes	336	462	672	925

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three and six months ended June 30, 2018 and year ended December 31, 2017. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three and six months ended June 30, 2018 and year ended December 31, 2017 no such adjustments were recorded.

The carrying values of goodwill were:

	At June 30, 2018	At December 31, 2017
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At June 30,		At December 31,
	2018		2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(53,981)	$56,808	$(52,987)
Merchant Draft Processing Intangible	10,300	(10,300)	10,300	(10,271)
Total Identifiable Intangible Assets	$67,108	$(64,281)	$67,108	$(63,258)

As of June 30, 2018, the current period and estimated future amortization expense for identifiable intangible assets was:

		Merchant
	Core	Draft
	Deposit	Processing
	Intangibles	Intangible	Total
	(In thousands)
For the Six Months ended June 30, 2018 (actual)	$994	$29	$1,023
Estimate for the remainder of year ending December 31, 2018	898	-	898
Estimate for year ending December 31, 2019	538	-	538
2020	287	-	287
2021	269	-	269
2022	252	-	252
2023	236	-	236

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At June 30,	At December 31,
	2018	2017
	(In thousands)
Noninterest-bearing	$2,205,971	$2,197,526
Interest-bearing:
Transaction	939,002	904,245
Savings	1,526,228	1,494,024
Time deposits less than $100 thousand	110,723	117,848
Time deposits $100 thousand through $250 thousand	70,818	76,578
Time deposits more than $250 thousand	34,380	37,392
Total deposits	$4,887,122	$4,827,613

Demand deposit overdrafts of $918  thousand and $2,786  thousand were included as loan balances at June 30, 2018 and December 31, 2017, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $95 thousand and $192 thousand for the three and six months ended June 30, 2018, respectively and $105 thousand and $211 thousand for the three and six months ended June 30, 2017, respectively.

[The remainder of this page intentionally left blank]

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At June 30, 2018	At December 31, 2017
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$72,771	$74,173
Agency residential MBS	61,555	58,251
Corporate securities	91,904	105,113
Total collateral carrying value	$226,230	$237,537
Total short-term borrowed funds	$68,894	$58,471

Note 9: Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Equity securities and debt securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as other real estate owned, impaired loans, certain loans held for investment, debt securities held to maturity, and other assets. These nonrecurring fair value adjustments typically involve the lower-of-cost or fair-value accounting of individual assets.

In accordance with the Fair Value Measurement and Disclosure topic of the FASB Accounting Standards Codification, the Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in the principal market or most advantageous market for an asset or liability in an orderly transaction between market participants on the measurement date under current market conditions. A fair value measurement reflects all of the assumptions that market participants would use in pricing the asset or liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, and the risk of nonperformance.

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

The Company regularly reviews the valuation techniques and assumptions used by its vendors and determines which valuation techniques are utilized based on observable market inputs for the type of securities being measured. The Company uses the information to determine the placement in the fair value hierarchy as level 1, 2 or 3. When the Company changes its valuation assumptions for measuring financial assets and financial liabilities at fair value, either due to changes in current market conditions or other factors, or reevaluates the valuation techniques and assumptions used by its vendors, it may need to transfer those assets or liabilities to another level in the hierarchy based on the new information. The Company recognizes these transfers at the end of the reporting period that the transfers occur. For the six months ended June 30, 2018 and year ended December 31, 2017, there were no transfers in to or out of levels 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At June 30, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity securities
Mutual funds	$1,750	$-	$1,750	$-
Total equity securities	1,750	-	1,750	-
Debt securities available for sale
Securities of U.S. Government sponsored entities	117,372	-	117,372	-
Agency residential MBS	857,365	-	857,365	-
Non-agency residential MBS	128	-	128	-
Agency commercial MBS	2,178	-	2,178	-
Securities of U.S. Government entities	1,433	-	1,433	-
Obligations of states and political subdivisions	183,691	-	183,691	-
Corporate securities	1,201,027	-	1,201,027	-
Total debt securities available for sale	2,363,194	-	2,363,194	-
Total	$2,364,944	$-	$2,364,944	$-

[The remainder of this page intentionally left blank]

	At December 31, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Equity securities
Mutual funds	$1,800	$-	$1,800	$-
Total equity securities	1,800	-	1,800	-
Debt securities available for sale
Securities of U.S. Government sponsored entities	119,319	-	119,319	-
Agency residential MBS	767,706	-	767,706	-
Non-agency residential MBS	154	-	154	-
Agency commercial MBS	2,219	-	2,219	-
Securities of U.S. Government entities	1,590	-	1,590	-
Obligations of states and political subdivisions	185,221	-	185,221	-
Corporate securities	1,115,498	-	1,115,498	-
Total debt securities available for sale	2,191,707	-	2,191,707	-
Total	$2,193,507	$-	$2,193,507	$-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at June 30, 2018 and December 31, 2017, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Six Months Ended
	At June 30, 2018				June 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$939	$-	$-	$939	$-
Impaired loans:
Commercial	4,776	-	-	4,776	-
Commercial real estate	5,707	-	-	5,707	-
Total assets measured at fair value on a nonrecurring basis	$11,422	$-	$-	$11,422	$-

					For the
					Year Ended
	At December 31, 2017				December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$1,426	$-	$-	$1,426	$(219)
Impaired loans:
Commercial	4,950	-	-	4,950	-
Commercial real estate	5,904	-	-	5,904	-
Total assets measured at fair value on a nonrecurring basis	$12,280	$-	$-	$12,280	$(219)

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

Loans Loans are valued using the exit price notion. The Company uses a net present value of cash flows methodology that seeks to incorporate interest rate, credit, liquidity and prepayment risks in the fair market value estimation. Inputs to calculation include market rates for similarly offered products, market interest rate projections, credit spreads, estimated credit losses and prepayment assumptions.

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

Deposit Liabilities Deposits with no stated maturity such as checking accounts, savings accounts and money market accounts can be readily converted to cash or used to settle transactions at face value through the broad financial system operated by the Federal Reserve Banks and financial institutions. The fair value of deposits with no stated maturity is equal to the amount payable on demand. The fair value of time deposits was estimated using a net present value of cash flows methodology, incorporating market interest rate projections and rates on alternative funding sources.

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

	At June 30, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$629,146	$629,146	$629,146	$-	$-
Debt securities held to maturity	1,076,456	1,058,573	-	1,058,573	-
Loans	1,177,152	1,211,071	-	-	1,211,071

Financial Liabilities:
Deposits	$4,887,122	$4,883,659	$-	$4,671,201	$212,458
Short-term borrowed funds	68,894	68,894	-	68,894	-

	At December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$575,002	$575,002	$575,002	$-	$-
Debt securities held to maturity	1,158,864	1,155,342	-	1,155,342	-
Loans	1,264,973	1,257,811	-	-	1,257,811

Financial Liabilities:
Deposits	$4,827,613	$4,824,586	$-	$4,595,795	$228,791
Short-term borrowed funds	58,471	58,471	-	58,471	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $295,027 thousand and $272,646 thousand at June 30, 2018 and December 31, 2017, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $2,824 thousand and $19,263 thousand at June 30, 2018 and December 31, 2017, respectively. The Company had no commitments outstanding for commercial and similar letters of credit at June 30, 2018 and December 31, 2017. The Company had a reserve for unfunded commitments of $2,308 thousand at June 30, 2018 and $2,308 thousand at December 31, 2017, included in other liabilities.

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

	For the Three Months		For the Six Months
	Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$18,010	$15,799	$35,516	$30,848
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,630	26,299	26,581	26,235
Basic earnings per common share	$0.68	$0.60	$1.34	$1.18
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,630	26,299	26,581	26,235
Add common stock equivalents for options	98	103	115	131
Weighted average number of common shares outstanding - diluted (denominator)	26,728	26,402	26,696	26,366
Diluted earnings per common share	$0.67	$0.60	$1.33	$1.17

For the three and six months ended June 30, 2018, options to purchase 482 thousand and 486 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months		For the Six Months
	Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE)(1)	$36,585	$35,764	$72,052	$71,794
Reversal of Provision for Loan Losses	-	(1,900)	-	(1,900)
Noninterest Income:
Securities Losses	(14)	-	(50)	-
Other Noninterest Income	11,783	12,123	23,774	23,780
Total Noninterest Income	11,769	12,123	23,724	23,780
Noninterest Expense	23,977	24,396	48,191	49,011
Income Before Income Taxes (FTE)(1)	24,377	25,391	47,585	48,463
Income Tax Provision (FTE)(1)	6,367	9,592	12,069	17,615
Net Income	$18,010	$15,799	$35,516	$30,848

Average Common Shares Outstanding	26,630	26,299	26,581	26,235
Average Diluted Common Shares Outstanding	26,728	26,402	26,696	26,366
Common Shares Outstanding at Period End	26,649	26,304

Per Common Share:
Basic Earnings	$0.68	$0.60	$1.34	$1.18
Diluted Earnings	0.67	0.60	1.33	1.17
Book Value	$21.99	$22.64

Financial Ratios:
Return on Assets	1.29%	1.18%	1.28%	1.15%
Return on Common Equity	11.55%	10.69%	11.56%	10.58%
Net Interest Margin (FTE)(1)	3.08%	3.12%	3.05%	3.13%
Net Loan Losses (Recoveries) to Average Loans	0.01%	(0.33%)	(0.01%)	(0.01%)
Efficiency Ratio(2)	49.6%	50.9%	50.3%	51.3%

Average Balances:
Assets	$5,587,871	$5,385,085	$5,576,352	$5,390,404
Earning Assets	4,752,887	4,598,296	4,738,132	4,609,089
Loans	1,209,049	1,333,135	1,226,304	1,344,132
Deposits	4,846,986	4,669,424	4,837,721	4,681,021
Shareholders' Equity	625,409	593,028	619,666	587,736

Period End Balances:
Assets	$5,577,844	$5,393,350
Earning Assets	4,641,592	4,555,818
Loans	1,200,192	1,318,341
Deposits	4,887,122	4,682,570
Shareholders' Equity	586,138	595,594

Capital Ratios at Period End:
Total Risk Based Capital	16.97%	16.69%
Tangible Equity to Tangible Assets	8.47%	8.90%

Dividends Paid Per Common Share	$0.40	$0.39	$0.80	$0.78
Common Dividend Payout Ratio	60%	65%	60%	67%

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

Financial Overview

Westamerica Bancorporation and subsidiaries’ (collectively, the “Company”) principal source of revenue is net interest and loan fee income, which represents interest and fees earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). Market interest rates declined considerably following the recession of 2008 and 2009. Interest rates remained historically low through 2016 as the FOMC’s monetary policy was highly accommodative. During this period, Management avoided originating long-dated, low-yielding loans given the potential impact of such assets on forward earning potential; as a result, loans declined and investment securities increased. The changed composition of the earning assets and low market interest rates pressured the net interest margin to lower levels. The FOMC began removing monetary stimulus in December 2016 and has increased the federal funds rate by 1.50 percent to 2.00 percent through June 2018, although longer-term rates have not increased by a similar magnitude. This recent increase in market interest rates has begun benefiting the Company’s earning asset yields. However, the rising market rates have not resulted in higher rates paid on deposits. The funding source of the Company’s earning assets is primarily customer deposits. The Company’s long-term strategy includes maximizing checking and savings deposits as these types of deposits are lower-cost and less sensitive to changes in interest rates compared to time deposits. During the six months ended June 30, 2018 the average volume of checking and savings deposits was 95 percent of average total deposits. Net interest income was $35.1 million and $69.2 million for the three and six months ended June 30, 2018, respectively, compared with $32.7 million and $65.5 million for the three and six months ended June 30, 2017, respectively. The increase in net interest income is due to higher asset yields and higher levels of average earning assets.

Credit quality remained strong with nonperforming assets totaling $6 million at June 30, 2018 and net loan recoveries of $31 thousand for the six month ended June 30, 2018. The Company did not recognize a provision for loan losses in the six months ended June 30, 2018.

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

The Company reported net income of $18.0 million or $0.67 diluted earnings per common share for the second quarter 2018 and net income of $35.5 million or $1.33 diluted earnings per common share for the six months ended June 30, 2018. These results compare to net income of $15.8 million or $0.60 diluted earnings per common share for the second quarter 2017 and net income of $30.8 million or $1.17 diluted earnings per common share for the six months ended June 30, 2017. Results for the second quarter 2017 and six months ended June 30, 2017 include a $1.9 million reversal of provision for loan losses which accounted for $0.04 of the diluted earnings per common share reported for the second quarter 2017 and the six months ended June 30, 2017.

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net interest and loan fee income	$35,123	$32,687	$69,171	$65,531
FTE adjustment	1,462	3,077	2,881	6,263
Net interest and loan fee income (FTE)	36,585	35,764	72,052	71,794
Reversal of Provision for loan losses	-	(1,900)	-	(1,900)
Noninterest income	11,769	12,123	23,724	23,780
Noninterest expense	23,977	24,396	48,191	49,011
Income before taxes (FTE)	24,377	25,391	47,585	48,463
Income tax provision (FTE)	6,367	9,592	12,069	17,615
Net income	$18,010	$15,799	$35,516	$30,848

Average diluted common shares	26,728	26,402	26,696	26,366
Diluted earnings per common share	$0.67	$0.60	$1.33	$1.17

Average total assets	$5,587,871	$5,385,085	$5,576,352	$5,390,404
Net income to average total assets (annualized)	1.29%	1.18%	1.28%	1.15%
Net income to average common shareholders' equity (annualized)	11.55%	10.69%	11.56%	10.58%

Net income for the second quarter of 2018 was $2.2 million more than the same quarter of 2017. Net interest and loan fee income increased $2.4 million in the second quarter 2018 compared with second quarter 2017 mostly attributable to higher average balances of investments and higher yield on earning assets as market interest rates rose. The increase was offset by lower average balances of loans. Net interest and loan fee income (FTE) in the second quarter 2018 included a lower FTE adjustment than in the second quarter 2017 due to the reduced federal corporate tax as a result of enactment of the Act. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. The non-FTE book tax provision for the second quarter 2018 was $4.9 million compared with $6.5 million for the second quarter 2017, representing effective tax rates of 21.4% and 29.2%, respectively.

Comparing the first six months of 2018 with the first six months of 2017, net income increased $4.7 million. Net interest and loan fee income increased $3.6 million in the first six months of 2018 compared with first six months of 2017 mostly attributable to higher average balances of investments and higher yields on earning assets as market interest rates rose. The increase was offset by lower average balances of loans. Net interest and loan fee income (FTE) in the first six months of 2018 included a lower FTE adjustment than in the first six months of 2017 due to the reduced federal corporate tax as a result of enactment of the Act. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. The book tax provision for the first six months of 2018 was $9.2 million compared with $11.4 million for the first six months of 2017, representing effective tax rates of 20.6% and 26.9%, respectively. The non-FTE book tax provisions for the six months ended June 30, 2018 and June 30, 2017 include tax benefits of $579 thousand and $666 thousand, respectively, for tax deductions from the exercise of employee stock options which exceed related compensation expenses recognized in the financial statements; these benefits reduced the effective tax rate by 1.3% and 1.6%, respectively.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2018	2017	2018	2017
	($ in thousands)
Interest and loan fee income	$35,582	$33,163	$70,089	$66,487
Interest expense	459	476	918	956
Net interest and loan fee income	35,123	32,687	69,171	65,531
FTE adjustment	1,462	3,077	2,881	6,263
Net interest and loan fee income (FTE)	$36,585	$35,764	$72,052	$71,794

Average earning assets	$4,752,887	$4,598,296	$4,738,132	$4,609,089
Net interest margin (FTE) (annualized)	3.08%	3.12%	3.05%	3.13%

Net interest and loan fee income increased $2.4 million in the second quarter 2018 compared with the second quarter 2017, mainly due to higher average balances of investments (up $279 million) and higher yield on earning assets (up 0.11%), partially offset by lower average balances of loans (down $124 million). The FTE adjustment was lower in the second quarter 2018 compared with the second quarter 2017 mainly due to the reduced federal corporate tax rate as a result of enactment of the Act.

Comparing the first six months of 2018 with the first six months of 2017, net interest and loan fee income increased $3.6 million due to higher average balances of investments (up $247 million) and higher yield on interest earning assets (up 0.07%), offset by lower average balances of loans (down $118 million) The FTE adjustment was lower in the first six months of 2018 compared with the first six months of 2017 mainly due to the reduced federal corporate tax rate as a result of enactment of the Act.

Yields on interest-earning assets increased in the six months ended June 30, 2018 as market interest rates rose. The annualized net interest margin (FTE) was 3.08% in the second quarter 2018 and 3.05% in the six months ended June 30, 2018 compared with 3.12% in the second quarter 2017 and 3.13% in the six months ended June 30, 2017. The net interest margin (FTE) was lower in 2018 than in 2017 due to the reduced federal corporate tax rate as a result of enactment of the Act.

The Company’s funding cost was 0.04% in the six months ended June 30, 2018, unchanged from the six months ended June 30, 2017. Average balances of time deposits declined $28 million from the second quarter 2017 to second quarter 2018 while lower-cost checking and savings deposits grew 5% in the same period. Average balances of checking and saving deposits accounted for 95.4% of average total deposits in the six months ended June 30, 2018 compared with 94.6% in the six months ended June 30, 2017.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated (percentages are annualized.):

	For the Three Months		For the Six Months
	Ended June 30,
	2018	2017	2018	2017

Yield on earning assets	3.00%	2.89%	2.97%	2.90%
Impact of FTE adjustment	0.12%	0.27%	0.12%	0.27%
Yield on earning assets (FTE)	3.12%	3.16%	3.09%	3.17%
Rate paid on interest-bearing liabilities	0.07%	0.07%	0.07%	0.07%
Net interest spread (FTE)	3.05%	3.09%	3.02%	3.10%
Impact of noninterest-bearing demand deposits	0.03%	0.03%	0.03%	0.03%
Net interest margin (FTE)	3.08%	3.12%	3.05%	3.13%

The FOMC increased the federal funds rate between December 2016 and June 2018. In the six months ended June 30, 2018, the yield on earning assets increased with rising market interest rates. The net interest spread and net interest margin stated on an FTE basis are lower in 2018 compared with 2017 because the FTE adjustment to reflect the effect of income exempt from federal taxation is lower in 2018 compared with 2017. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost time deposits and increasing balances of checking and savings deposits, which earn relatively low interest rates and are less volatile than time deposits during periods of rising market interest rates.

[The remainder of this page intentionally left blank]

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present information regarding the consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income earned from average interest earning assets and the resulting yields, and the amounts of interest expense incurred on average interest-bearing liabilities and the resulting rates. Average loan balances include nonperforming loans. Interest income includes reversal of previously accrued interest on loans placed on non-accrual status during the period and proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income and accretion of purchased loan discounts. Yields, rates and interest margins are annualized. Yields on tax-exempt securities and loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the federal statutory tax rate of 35 percent for 2017. Due to the Act, the federal tax rate became 21 percent for 2018; as such, the upward adjustment to reflect the effect of income exempt from federal taxation is lower in 2018.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended June 30, 2018
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,785,079	$15,598	2.24%
Tax-exempt (1)	758,759	6,365	3.36%
Total investments (1)	3,543,838	21,963	2.48%
Loans:
Taxable	1,152,469	14,492	5.04%
Tax-exempt (1)	56,580	589	4.17%
Total loans (1)	1,209,049	15,081	5.00%
Total Interest-earning assets (1)	4,752,887	37,044	3.12%
Other assets	834,984
Total assets	$5,587,871

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,177,708	$-	-%
Savings and interest-bearing transaction	2,447,566	284	0.05%
Time less than $100,000	121,757	70	0.23%
Time $100,000 or more	99,955	95	0.38%
Total interest-bearing deposits	2,669,278	449	0.07%
Short-term borrowed funds	60,393	10	0.06%
Total interest-bearing liabilities	2,729,671	459	0.07%
Other liabilities	55,083
Shareholders' equity	625,409
Total liabilities and shareholders' equity	$5,587,871
Net interest spread (1) (2)			3.05%
Net interest and fee income and interest margin (1) (3)		$36,585	3.08%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended June 30, 2017
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,447,248	$12,481	2.04%
Tax-exempt (1)	817,913	8,012	3.92%
Total investments (1)	3,265,161	20,493	2.51%
Loans:
Taxable	1,269,852	14,949	4.72%
Tax-exempt (1)	63,283	798	5.06%
Total loans (1)	1,333,135	15,747	4.74%
Total Interest-earning assets (1)	4,598,296	36,240	3.16%
Other assets	786,789
Total assets	$5,385,085

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,048,155	$-	-%
Savings and interest-bearing transaction	2,371,753	279	0.05%
Time less than $100,000	138,754	81	0.23%
Time $100,000 or more	110,762	105	0.38%
Total interest-bearing deposits	2,621,269	465	0.07%
Short-term borrowed funds	71,178	11	0.06%
Total interest-bearing liabilities	2,692,447	476	0.07%
Other liabilities	51,455
Shareholders' equity	593,028
Total liabilities and shareholders' equity	$5,385,085
Net interest spread (1) (2)			3.09%
Net interest and fee income and interest margin (1) (3)		$35,764	3.12%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Six Months Ended June 30, 2018
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,747,569	$30,547	2.22%
Tax-exempt (1)	764,259	12,520	3.28%
Total investments (1)	3,511,828	43,067	2.45%
Loans:
Taxable	1,168,503	28,715	4.96%
Tax-exempt (1)	57,801	1,188	4.15%
Total loans (1)	1,226,304	29,903	4.92%
Total Interest-earning assets (1)	4,738,132	72,970	3.09%
Other assets	838,220
Total assets	$5,576,352

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,167,226	$-	-%
Savings and interest-bearing transaction	2,445,574	566	0.05%
Time less than $100,000	123,380	141	0.23%
Time $100,000 or more	101,541	192	0.38%
Total interest-bearing deposits	2,670,495	899	0.07%
Short-term borrowed funds	61,441	19	0.06%
Total interest-bearing liabilities	2,731,936	918	0.07%
Other liabilities	57,524
Shareholders' equity	619,666
Total liabilities and shareholders' equity	$5,576,352
Net interest spread (1) (2)			3.02%
Net interest and fee income and interest margin (1) (3)		$72,052	3.05%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended June 30, 2018
	Compared with
	For the Three Months Ended June 30, 2017
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$1,723	$1,394	$3,117
Tax-exempt (1)	(579)	(1,068)	(1,647)
Total investments (1)	1,144	326	1,470
Loans:
Taxable	(1,382)	925	(457)
Tax-exempt (1)	(84)	(125)	(209)
Total loans (1)	(1,466)	800	(666)
Total decrease in interest and loan fee income (1)	(322)	1,126	804
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	9	(4)	5
Time less than $100,000	(10)	(1)	(11)
Time $100,000 or more	(10)	-	(10)
Total interest-bearing deposits	(11)	(5)	(16)
Short-term borrowed funds	(1)	-	(1)
Total decrease in interest expense	(12)	(5)	(17)
Decrease in net interest and loan fee income (1)	$(310)	$1,131	$821

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Six Months Ended June 30, 2018
	Compared with
	For the Six Months Ended June 30, 2017
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$3,099	$2,821	$5,920
Tax-exempt (1)	(1,191)	(2,596)	(3,787)
Total investments (1)	1,908	225	2,133
Loans:
Taxable	(2,628)	1,152	(1,476)
Tax-exempt (1)	(162)	(275)	(437)
Total loans (1)	(2,790)	877	(1,913)
Total decrease in interest and loan fee income (1)	(882)	1,102	220
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	16	(9)	7
Time less than $100,000	(19)	(4)	(23)
Time $100,000 or more	(19)	-	(19)
Total interest-bearing deposits	(22)	(13)	(35)
Short-term borrowed funds	(3)	-	(3)
Total decrease in interest expense	(25)	(13)	(38)
Decrease in net interest and loan fee income (1)	$(857)	$1,115	$258

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

Provision for Loan Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for loan losses reflects Management's assessment of credit risk in the loan portfolio during each of the periods presented.

The Company provided no provision for loan losses in the three and six months ended June 30, 2018. Classified loans declined $5.6 million to $31.0 million during the six months ended June 30, 2018. This development was reflected in Management’s evaluation of credit quality, the level of the provision for loan losses, and the adequacy of the allowance for loan losses at June 30, 2018. The Company recorded a reversal of the provision for loan losses of $1.9 million in the three and six months ended June 30, 2017. During the six months ended June 30, 2017, classified loans declined $4.2 million to $43.0 million (total classified loans included nonperforming loans of $6.7 million). The Company realized net recoveries of $1.1 million in the second quarter 2017; these developments were reflected in Management’s evaluation of credit quality, the level of the provision for loan losses, and the adequacy of the allowance for loan losses at June 30, 2017. At June 30, 2018, the Company had $6.5 million in residential real estate secured loans which are indemnified from loss by the FDIC up to eighty percent of principal; the indemnification expires February 6, 2019 For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Service charges on deposit accounts	$4,645	$4,945	$9,397	$9,868
Merchant processing services	2,305	2,052	4,725	3,927
Debit card fees	1,698	1,586	3,303	3,067
Trust fees	726	716	1,469	1,418
ATM processing fees	698	654	1,362	1,229
Other service fees	650	662	1,281	1,312
Financial services commissions	141	142	255	337
Equity securities losses	(14)	-	(50)	-
Other noninterest income	920	1,366	1,982	2,622
Total	$11,769	$12,123	$23,724	$23,780

Noninterest income for the second quarter 2018 decreased by $354 thousand from the same period in 2017 as a result of other noninterest income decreasing $446 thousand and a decrease in service charges on deposit accounts of $300 thousand due to lower fees for overdrafts and checking accounts. The decreases in other noninterest income were partially offset by an increase in merchant processing services fees of $253 thousand primarily due to successful sales efforts and higher transaction volumes and an increase in debit card fees of $112 thousand mostly due to increased transaction volumes.

In the first six months of 2018, noninterest income decreased $56 thousand compared with the first six months of 2017 as a result of other noninterest income decreasing $640 thousand and a decrease in service charges on deposit accounts of $471 thousand due to lower fees for overdrafts and checking accounts. The decreases in other noninterest income were partially offset by an increase in merchant processing fees of $798 thousand due to successful sales efforts and higher transaction volumes and an increase in debit card fees of $236 thousand mostly due to increased transaction volumes.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Salaries and related benefits	$13,186	$12,981	$26,537	$26,051
Occupancy and equipment	4,864	4,776	9,555	9,663
Outsourced data processing services	2,299	2,188	4,639	4,327
Professional fees	871	410	1,656	1,021
Amortization of identifiable intangibles	453	762	1,023	1,562
Courier service	422	438	885	859
Other noninterest expense	1,882	2,841	3,896	5,528
Total	$23,977	$24,396	$48,191	$49,011

Noninterest expense decreased $419 thousand in the second quarter 2018 compared with the same period in 2017. Amortization of intangibles decreased $309 thousand as assets are amortized on a declining balance method. Other noninterest expense decreased $959 thousand primarily due to decreases in correspondent bank service charges and operational losses, partially offset by an increase in operating losses on limited partnership investments. Salaries and related benefits increased $205 thousand primarily due to the annual merit increase cycle. Outsourced data processing services expense increased $111 thousand due to additional processing services.

In the first six months of 2018, noninterest expense decreased $820 thousand compared with the first six months of 2017. Amortization of intangibles decreased $539 thousand as assets are amortized on a declining balance method. Other noninterest expense decreased $1.6 million primarily due to decreases in correspondent bank service charges and operational losses, partially offset by an increase in operating losses on limited partnership investments. Salaries and related benefits increased $486 thousand primarily due to the annual merit increase cycle and higher employee benefit costs.

Provision for Income Tax

The Company’s income tax provision was $4.9 million and $9.2 million for the three and six months ended June 30, 2018, respectively, representing effective tax rates of 21.4% and 20.6%, respectively. The income tax provision was $6.5 million and $11.4 million for the three and six months ended June 30, 2017, respectively, representing effective tax rates of 29.2% and 26.9%, respectively. The book tax provisions for the six months ended June 30, 2018 and June 30, 2017 include tax benefits of $579 thousand and $666 thousand, respectively, for tax deductions from the exercise of employee stock options which exceed related compensation expenses recognized in the financial statements; these benefits reduced the effective tax rate by 1.3% and 1.6%, respectively. The lower effective tax rate for the three and six months ended June 30, 2018 reflects a reduction in the federal corporate tax rate due to the Act.

Investment Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, and other securities.

Management has increased the investment securities portfolio in response to deposit growth and loan volume declines. The average carrying value of the Company’s investment securities portfolio was $3.5 billion for the six months ended June 30, 2018 compared with $3.3billion for the six months ended June 30, 2017.

Management continually evaluates the Company’s investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, liquidity, and the level of interest rate risk to which the Company is exposed. These evaluations may cause Management to change the level of funds the Company deploys into investment securities and change the composition of the Company’s investment securities portfolio. In the six months ended June 30, 2018 Management increased the holdings of corporate securities in order to improve yields without extending the duration of the bond portfolio.

At June 30, 2018, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in our internal analyses compared with the ratings assigned by the third party credit rating agencies.

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At June 30,		At December 31,
	2018		2017
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Basic materials	$34,119	3%	$35,219	3%
Communications	49,536	4%	50,763	5%
Consumer, cyclical	60,383	5%	12,592	1%
Consumer, non-cyclical	179,833	15%	133,476	12%
Energy	14,721	1%	-	0%
Financial	433,901	36%	525,932	47%
Industrial	153,526	13%	129,989	12%
Technology	104,508	9%	71,708	6%
Utilities	170,500	14%	155,819	14%
Total corporate securities	$1,201,027	100%	$1,115,498	100%

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At June 30, 2018, the Company’s investment securities portfolios included securities issued by 626 state and local government municipalities and agencies located within 44 states. None of the Company’s investment securities were issued by Puerto Rican government entities. The largest exposure to any one municipality or agency was $9.3 million (fair value) represented by eight general obligation bonds.

	At June 30, 2018
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$109,992	$111,023
Texas	63,464	62,997
New Jersey	37,942	37,922
Minnesota	29,749	29,728
Other (36 states)	279,261	277,873
Total general obligation bonds	$520,408	$519,543

Revenue bonds:
California	$39,402	$39,781
Kentucky	20,767	20,788
Iowa	15,404	15,254
Colorado	14,915	14,881
Washington	13,067	13,323
Indiana	12,561	12,570
Other (29 states)	125,296	125,156
Total revenue bonds	$241,412	$241,753
Total obligations of states and political subdivisions	$761,820	$761,296

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

At June 30, 2018 and December 31, 2017, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 22 revenue sources at June 30, 2018 and at December 31, 2017. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At June 30, 2018
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$50,622	$51,184
Sewer	28,641	28,866
Sales tax	28,325	28,557
Lease (renewal)	19,060	19,083
College & University	17,128	16,866
Other (17 sources)	97,636	97,197
Total revenue bonds by revenue source	$241,412	$241,753

[The remainder of this page intentionally left blank]

	At December 31, 2017
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$50,737	$51,854
Sewer	30,427	31,030
Sales tax	30,233	30,777
Lease (renewal)	20,007	20,235
College & University	17,230	17,087
Other (17 sources)	100,811	101,326
Total revenue bonds by revenue source	$249,445	$252,309

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

Nonperforming Assets
	At June 30,		At December 31,
	2018	2017	2017
	(In thousands)

Nonperforming nonaccrual loans	$783	$2,215	$1,641
Performing nonaccrual loans	4,110	4,480	4,285
Total nonaccrual loans	4,893	6,695	5,926
Accruing loans 90 or more days past due	193	186	531
Total nonperforming loans	5,086	6,881	6,457
Other real estate owned	939	1,645	1,426
Total nonperforming assets	$6,025	$8,526	$7,883

Nonperforming assets have declined during 2017 and the six months ended June 30, 2018 due to payoffs, chargeoffs and sale of Other Real Estate Owned. At June 30, 2018, one loan secured by commercial real estate with a balance of $4.1 million was on nonaccrual status. The remaining seven nonaccrual loans held at June 30, 2018 had an average carrying value of $112 thousand and the largest carrying value was $217 thousand.

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

The following table summarizes the allowance for loan losses, chargeoffs and recoveries for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2018	2017	2018	2017
	($ in thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$23,081	$24,919	$23,009	$25,954
Reversal of provision for loan losses	-	(1,900)	-	(1,900)
Loans charged off
Commercial	-	(726)	(41)	(829)
Consumer installment and other	(805)	(1,158)	(2,170)	(2,897)
Total chargeoffs	(805)	(1,884)	(2,211)	(3,726)
Recoveries of loans previously charged off
Commercial	420	338	1,249	498
Commercial real estate	-	78	-	88
Construction	-	1,899	-	1,899
Consumer installment and other	344	653	993	1,290
Total recoveries	764	2,968	2,242	3,775
Net loan (losses) recoveries	(41)	1,084	31	49
Balance, end of period	$23,040	$24,103	$23,040	$24,103

Net loan losses (recoveries) as a percentage of average total loans (annualized)	0.01%	(0.33%)	(0.01%)	(0.01%)

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of June 30, 2018 is economic and business conditions $0.5 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $1.0 million, adequacy of lending Management and staff $0.9 million and concentrations of credit $1.2 million.

	Allowance for Loan Losses
	For the Three Months Ended June 30, 2018
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,517	$3,824	$175	$908	$5,739	$3,918	$23,081
(Reversal) provision	(662)	(35)	35	156	665	(159)	-
Chargeoffs	-	-	-	-	(805)	-	(805)
Recoveries	420	-	-	-	344	-	764
Total allowance for loan losses	$8,275	$3,789	$210	$1,064	$5,943	$3,759	$23,040

	Allowance for Loan Losses
	For the Six Months Ended June 30, 2018
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
(Reversal) provision	(679)	(60)	(125)	69	702	93	-
Chargeoffs	(41)	-	-	-	(2,170)	-	(2,211)
Recoveries	1,249	-	-	-	993	-	2,242
Total allowance for loan losses	$8,275	$3,789	$210	$1,064	$5,943	$3,759	$23,040

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At June 30, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,720	$168	$-	$-	$-	$-	$4,888
Collectively evaluated for impairment	3,555	3,621	210	1,064	5,943	3,759	18,152
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$8,275	$3,789	$210	$1,064	$5,943	$3,759	$23,040
Carrying value of loans:
Individually evaluated for impairment	$10,328	$10,338	$-	$204	$-	$-	$20,870
Collectively evaluated for impairment	278,137	541,729	3,254	53,826	301,962	-	1,178,908
Purchased loans with evidence of credit deterioration	34	227	-	-	153	-	414
Total	$288,499	$552,294	$3,254	$54,030	$302,115	$-	$1,200,192

The portion of the allowance for loan losses ascribed to commercial loans and residential real estate loans increased from December 31, 2017 to June 30, 2018 based on Management’s judgment of increasing risk due to rising debt service requirements for borrowers with variable rate loans.

Management considers the $23.0 million allowance for loan losses to be adequate as a reserve against loan losses inherent in the loan portfolio as of June 30, 2018.

See Note 4 to the unaudited consolidated financial statements for additional information related to the loan portfolio, loan portfolio credit risk, allowance for loan losses and other real estate owned.

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

Management’s most likely earnings forecast for the twelve months ending June 30, 2019 assumes market interest rates will gradually rise, with short-term rates rising more than long-term rates.

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

The Company’s asset and liability position was slightly “asset sensitive” at June 30, 2018, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

The Company does not currently engage in trading activities or use derivative instruments to manage interest rate risk, even though such activities may be permitted with the approval of the Company's Board of Directors.

Market Risk - Equity Markets

Equity price risk can affect the Company. Preferred or common stock holdings, as permitted by banking regulations, can fluctuate in value. Changes in value of preferred or common stock holdings are recognized in the Company's income statement.

Fluctuations in the Company's common stock price can impact the Company's financial results in several ways. First, the Company has at times repurchased and retired its common stock; the market price paid to retire the Company's common stock affects the level of the Company's shareholders' equity, cash flows and shares outstanding. Second, the Company's common stock price impacts the number of dilutive equivalent shares used to compute diluted earnings per share. Third, fluctuations in the Company's common stock price can motivate holders of options to purchase Company common stock through the exercise of such options thereby increasing the number of shares outstanding and potentially adding volatility to the book tax provision. Finally, the amount of compensation expense and tax deductions associated with share based compensation fluctuates with changes in and the volatility of the Company's common stock price.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98 percent of funding for average total assets in the first six months ended June 30, 2018 and in 2017. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity reserves.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity reserve. The Company held $3.4 billion in total investment securities at June 30, 2018. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At June 30, 2018, such collateral requirements totaled approximately $718 million.

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

Westamerica Bancorporation ("Parent Company") is a separate entity apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. The Parent Company currently has no debt. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees.

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $21 million in the six months ended June 30, 2018 and $41 million in 2017, and retire common stock in the amount of $524 thousand in the six months ended June 30, 2018 and $314 thousand in 2017. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.6% in the six months ended June 30, 2018 and 8.4% in 2017. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $9 million in the six months ended June 30, 2018 and $25 million in 2017.

The Company paid common dividends totaling $21 million in the six months ended June 30, 2018 and $41 million in 2017, which represent dividends per common share of $0.80 and $1.57, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 9 thousand shares valued at $524 thousand in the six months ended June 30, 2018 and 6 thousand shares valued at $314 thousand in 2017.

The Company's primary capital resource is shareholders' equity, which was $586 million at June 30, 2018 compared with $590 million at December 31, 2017. The Company's ratio of equity to total assets was 10.51% at June 30, 2018 and 10.71% at December 31, 2017.

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

The capital ratios for the Company and the Bank under the new capital framework are presented in the tables below, on the dates indicated.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At June 30, 2018		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2018		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	16.16%	13.18%	6.375	%(1)	7.00	%(2)	6.50%
Tier I Capital	16.16%	13.18%	7.875	%(1)	8.50	%(2)	8.00%
Total Capital	16.97%	14.19%	9.875	%(1)	10.50	%(2)	10.00%
Leverage Ratio	9.30%	7.54%	4.000%		4.00%		5.00%

(1)	Includes 1.875% capital conservation buffer.
(2)	Includes 2.5% capital conservation buffer.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At December 31, 2017		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2017		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	15.36%	12.50%	5.75	%(3)	7.00	%(4)	6.50%
Tier I Capital	15.36%	12.50%	7.25	%(3)	8.50	%(4)	8.00%
Total Capital	16.17%	13.52%	9.25	%(3)	10.50	%(4)	10.00%
Leverage Ratio	8.86%	7.16%	4.00%		4.00%		5.00%

(3)	Includes 1.25% capital conservation buffer.
(4)	Includes 2.5% capital conservation buffer.

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2018.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended June 30, 2018.

	2018
Period	(a) Total Number of shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
April 1 through April 30	9	$58.46	9	1,741
May 1 through May 31	-	-	-	1,741
June 1 through June 30	-	-	-	1,741
Total	9	$58.46	9	1,741

The Company repurchases shares of its common stock in the open market on a discretionary basis to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

Shares were repurchased during the second quarter 2018 pursuant to a program approved by the Board of Directors on July 27, 2017 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2018.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Submission of Matters to a Vote of Security Holders

The information required by this item is incorporated by reference to Item 5.07 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on April 30, 2018.

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

Date: August 3, 2018

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