Form 10-Q
period 2018-09-30
WESTAMERICA BANCORPORATION
filed 2018-11-02
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of October 29, 2018

Common Stock,	26,727,416
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

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(unaudited)

(In thousands)

	At September 30, 2018	At December 31, 2017
Assets:
Cash and due from banks	$522,660	$575,002
Equity securities	1,734	1,800
Debt securities available for sale	2,478,908	2,191,707
Debt securities held to maturity, with fair values of: $1,002,648 at September 30, 2018 and $1,155,342 at December 31, 2017	1,025,699	1,158,864
Loans	1,196,955	1,287,982
Allowance for loan losses	(22,027)	(23,009)
Loans, net of allowance for loan losses	1,174,928	1,264,973
Other real estate owned	620	1,426
Premises and equipment, net	35,391	35,301
Identifiable intangibles, net	2,376	3,850
Goodwill	121,673	121,673
Other assets	165,474	158,450
Total Assets	$5,529,463	$5,513,046

Liabilities:
Noninterest-bearing deposits	$2,211,028	$2,197,526
Interest-bearing deposits	2,624,809	2,630,087
Total deposits	4,835,837	4,827,613
Short-term borrowed funds	61,756	58,471
Other liabilities	39,279	36,723
Total Liabilities	4,936,872	4,922,807

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,727 at September 30, 2018 and 26,425 at December 31, 2017	447,785	431,734
Deferred compensation	1,395	1,533
Accumulated other comprehensive loss	(54,066)	(16,832)
Retained earnings	197,477	173,804
Total Shareholders' Equity	592,591	590,239
Total Liabilities and Shareholders' Equity	$5,529,463	$5,513,046

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$14,593	$15,082	$44,247	$46,330
Equity securities	85	70	256	214
Debt securities available for sale	15,644	11,277	43,518	32,091
Debt securities held to maturity	5,931	6,716	18,321	20,997
Total Interest and Loan Fee Income	36,253	33,145	106,342	99,632
Interest Expense:
Deposits	518	461	1,417	1,395
Short-term borrowed funds	9	12	28	34
Total Interest Expense	527	473	1,445	1,429
Net Interest and Loan Fee Income	35,726	32,672	104,897	98,203
Reversal of Provision for Loan Losses	-	-	-	(1,900)
Net Interest and Loan Fee Income After Reversal of Provision for Loan Losses	35,726	32,672	104,897	100,103
Noninterest Income:
Service charges on deposit accounts	4,615	4,989	14,012	14,857
Merchant processing services	2,464	2,153	7,190	6,080
Debit card fees	1,656	1,784	4,959	4,851
Trust fees	733	718	2,202	2,136
ATM processing fees	687	684	2,049	1,914
Other service fees	665	652	1,946	1,964
Life insurance gains	585	-	585	-
Financial services commissions	132	148	387	484
Equity securities losses	(16)	-	(66)	-
Other noninterest income	1,007	1,420	2,988	4,042
Total Noninterest Income	12,528	12,548	36,252	36,328
Noninterest Expense:
Salaries and related benefits	13,415	12,816	39,952	38,867
Occupancy and equipment	4,809	4,907	14,365	14,571
Loss contingency	3,500	-	3,500	-
Outsourced data processing services	2,292	2,383	6,930	6,710
Professional fees	621	512	2,277	1,533
Amortization of identifiable intangibles	451	760	1,474	2,322
Courier service	448	451	1,333	1,310
Other noninterest expense	1,469	2,285	5,365	7,812
Total Noninterest Expense	27,005	24,114	75,196	73,125
Income Before Income Taxes	21,249	21,106	65,953	63,306
Provision for income taxes	4,256	6,089	13,444	17,441
Net Income	$16,993	$15,017	$52,509	$45,865

Average Common Shares Outstanding	26,701	26,309	26,622	26,260
Average Diluted Common Shares Outstanding	26,815	26,404	26,736	26,379
Per Common Share Data:
Basic earnings	$0.64	$0.57	$1.97	$1.75
Diluted earnings	0.63	0.57	1.96	1.74
Dividends paid	0.40	0.39	1.20	1.17

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$16,993	$15,017	$52,509	$45,865
Other comprehensive (loss) income:
Changes in unrealized gains on debt securities available for sale	(5,915)	4,179	(47,915)	11,413
Deferred tax benefit(expense)	1,749	(1,757)	14,164	(4,799)
Changes in unrealized gains on debt securities available for sale, net of tax	(4,166)	2,422	(33,751)	6,614
Post-retirement benefit transition obligation amortization	-	15	-	45
Deferred tax expense	-	(6)	-	(18)
Post-retirement benefit transition obligation amortization, net of tax	-	9	-	27
Total other comprehensive (loss) income	(4,166)	2,431	(33,751)	6,641
Total comprehensive income	$12,827	$17,448	$18,758	$52,506

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited)

	Common Shares Outstanding	Common Stock	Deferred Compensation	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2016	25,907	$404,606	$1,533	$(10,074)	$165,302	$561,367
Net income for the period					45,865	45,865
Other comprehensive income				6,641		6,641
Exercise of stock options	403	18,988				18,988
Restricted stock activity	13	707				707
Stock based compensation		1,368				1,368
Stock awarded to employees	2	76				76
Retirement of common stock	(6)	(90)			(224)	(314)
Dividends					(30,741)	(30,741)
Balance, September 30, 2017	26,319	$425,655	$1,533	$(3,433)	$180,202	$603,957

Balance, December 31, 2017	26,425	$431,734	$1,533	$(16,832)	$173,804	$590,239
Cumulative effect of equity securities losses reclassified				142	(142)	-
Adjusted Balance, January 1, 2018	26,425	431,734	1,533	(16,690)	173,662	590,239
Reclass stranded tax effects resulting from the Tax Cuts and Jobs Act				(3,625)	3,625	-
Net income for the period					52,509	52,509
Other comprehensive loss				(33,751)		(33,751)
Exercise of stock options	289	13,245				13,245
Restricted stock activity	20	1,281	(138)			1,143
Stock based compensation		1,575				1,575
Stock awarded to employees	2	99				99
Retirement of common stock	(9)	(149)			(375)	(524)
Dividends					(31,944)	(31,944)
Balance, September 30, 2018	26,727	$447,785	$1,395	$(54,066)	$197,477	$592,591

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(In thousands)
Operating Activities:
Net income	$52,509	$45,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,964	18,807
Reversal of provision for loan losses	-	(1,900)
Net amortization of deferred loan (fees) cost	(181)	34
(Increase) decrease in interest income receivable	(177)	713
Life insurance premiums paid	(609)	(126)
Increase in other assets	(1,287)	(2,088)
Increase in income taxes payable	7,760	2,461
(Increase) decrease in net deferred tax asset	(1,345)	895
Stock option compensation expense	1,575	1,368
Increase (decrease) in interest expense payable	5	(8)
Increase (decrease) in other liabilities	3,793	(1,142)
Life insurance gains	(585)	-
Equity securities losses	66	-
Net writedown of premises and equipment	3	60
Net gain on sale of foreclosed assets	(94)	(72)
Writedown of foreclosed assets	27	219
Net Cash Provided by Operating Activities	80,424	65,086
Investing Activities:
Net repayments of loans	91,594	69,319
Net payments under FDIC(1) indemnification agreements	-	(63)
Proceeds from life insurance	1,183	-
Purchases of debt securities available for sale	(634,113)	(433,525)
Proceeds from sale/maturity/calls of debt securities available for sale	290,663	238,888
Proceeds from maturity/calls of debt securities held to maturity	127,578	135,208
Purchases of premises and equipment	(2,830)	(1,980)
Net change in FRB(2) stock	-	1
Proceeds from sale of foreclosed assets	873	1,521
Net Cash (Used in) Provided by Investing Activities	(125,052)	9,369
Financing Activities:
Net change in deposits	8,224	29,839
Net change in short-term borrowings	3,285	7,259
Exercise of stock options	13,245	18,988
Retirement of common stock	(524)	(314)
Common stock dividends paid	(31,944)	(30,741)
Net Cash (Used in) Provided by Financing Activities	(7,714)	25,031
Net Change In Cash and Due from Banks	(52,342)	99,486
Cash and Due from Banks at Beginning of Period	575,002	462,271
Cash and Due from Banks at End of Period	$522,660	$561,757

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Loan collateral transferred to other real estate owned	$-	$-
Securities purchases pending settlement	-	811
Supplemental disclosure of cash flow activities:
Interest paid for the period	1,440	1,437
Income tax payments for the period	7,028	14,657

See accompanying notes to unaudited consolidated financial statements.

(1) Federal Deposit Insurance Corporation ("FDIC")

(2) Federal Reserve Bank ("FRB")

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recently Adopted Accounting Standards

In the nine months ended September 30, 2018, the Company adopted the following new accounting guidance:

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

Approximately 73% of the Company’s revenue, including all of its net interest income and a portion of its noninterest income, is out of scope of the guidance. The contracts that are in scope of the guidance are primarily related to service charges and fees on deposit accounts, merchant processing fees, debit card fees, ATM processing fees, trust fees and other service charges, commissions and fees. The Company’s revenue recognition practices within the scope of the ASU as described below did not change in any material regard upon adoption of the ASU.

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

The Company will be required to adopt the ASU provisions on January 1, 2020. Management has commenced an implementation project to include evaluating available data, defining portfolio segments of loans with similar attributes, and selecting loss estimate models for each identified loan portfolio segment. The ultimate adjustment to the allowance for loan losses will be accomplished through an offsetting after-tax adjustment to shareholders’ equity. Management has also segmented debt securities held to maturity and selected methods to estimate losses for each segment. Economic conditions and the composition of the Company’s loan portfolio at the time of adoption will influence the extent of the adopting accounting adjustment.

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

The Company will be required to adopt the ASU provisions on January 1, 2019. Management has evaluated the impact the ASU will have on the Company’s financial statements relative to shareholder’s equity and the change in monthly earnings and the impact is not expected to be material.

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

The Company will be required to adopt the ASU provisions on January 1, 2019. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors. The Company has evaluated the prepayable assets in the HTM portfolio and will not effect a one-time reclassification of prepayable assets from HTM to the AFS upon implementation.

FASB ASU 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, was issued August 2018. The ASU is part of the disclosure framework project, where the primary focus is to improve the effectiveness of disclosures in the financial statements. The ASU removes, modifies and adds disclosure requirements related to Fair Value Measurements.

The provisions of the ASU are effective January 1, 2020 with the option to early adopt any removed or modified disclosures upon issuance of the ASU. The Company early adopted the provisions to remove and/or modify relevant disclosures in Note 9 to the unaudited consolidated financial statements. The requirement to include additional disclosures will be adopted by the Company January 1, 2020. The additional disclosures will not affect the financial results upon adoption.

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

At September 30, 2018, the market value of equity securities was $1,734 thousand. During the nine months ended September 30, 2018, the Company recognized gross unrealized holding losses of $66 thousand in earnings.

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of cumulative other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At September 30, 2018	(In thousands)
Debt securities available for sale
Securities of U.S. Government sponsored entities	$167,222	$-	$(5,478)	$161,744
Agency residential mortgage-backed securities (MBS)	919,381	243	(41,595)	878,029
Non-agency residential MBS	122	2	-	124
Agency commercial MBS	1,877	-	(30)	1,847
Securities of U.S. Government entities	1,223	-	(13)	1,210
Obligations of states and political subdivisions	182,851	1,841	(4,349)	180,343
Corporate securities	1,282,991	411	(27,791)	1,255,611
Total debt securities available for sale	2,555,667	2,497	(79,256)	2,478,908
Debt securities held to maturity
Agency residential MBS	468,354	200	(21,100)	447,454
Non-agency residential MBS	3,524	72	-	3,596
Obligations of states and political subdivisions	553,821	2,526	(4,749)	551,598
Total debt securities held to maturity	1,025,699	2,798	(25,849)	1,002,648
Total	$3,581,366	$5,295	$(105,105)	$3,481,556

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2017	(In thousands)
Debt securities available for sale
Securities of U.S. Government sponsored entities	$122,285	$1	$(2,967)	$119,319
Agency residential MBS	787,679	522	(20,495)	767,706
Non-agency residential MBS	153	1	-	154
Agency commercial MBS	2,244	-	(25)	2,219
Securities of U.S. Government entities	1,612	-	(22)	1,590
Obligations of states and political subdivisions	182,907	3,796	(1,482)	185,221
Corporate securities	1,123,671	1,104	(9,277)	1,115,498
Total debt securities available for sale	2,220,551	5,424	(34,268)	2,191,707
Debt securities held to maturity
Agency residential MBS	545,883	606	(9,850)	536,639
Non-agency residential MBS	4,462	70	-	4,532
Agency commercial MBS	9,041	-	(66)	8,975
Obligations of states and political subdivisions	599,478	7,736	(2,018)	605,196
Total debt securities held to maturity	1,158,864	8,412	(11,934)	1,155,342
Total	$3,379,415	$13,836	$(46,202)	$3,347,049

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At September 30, 2018
	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$128,356	$128,080	$90,266	$90,491
Over 1 to 5 years	1,355,592	1,323,725	220,377	219,016
Over 5 to 10 years	111,553	110,850	242,137	241,023
Over 10 years	38,786	36,253	1,041	1,068
Subtotal	1,634,287	1,598,908	553,821	551,598
MBS	921,380	880,000	471,878	451,050
Total	$2,555,667	$2,478,908	$1,025,699	$1,002,648

	At December 31, 2017
	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$193,337	$193,385	$50,295	$51,105
Over 1 to 5 years	1,031,807	1,023,047	269,050	269,471
Over 5 to 10 years	159,266	160,042	277,170	281,546
Over 10 years	46,065	45,154	2,963	3,074
Subtotal	1,430,475	1,421,628	599,478	605,196
MBS	790,076	770,079	559,386	550,146
Total	$2,220,551	$2,191,707	$1,158,864	$1,155,342

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At September 30, 2018 and December 31, 2017, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

[The remainder of this page intentionally left blank]

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At September 30, 2018
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	5	$46,531	$(461)	8	$115,213	$(5,017)	13	$161,744	$(5,478)
Agency residential MBS	23	421,962	(9,816)	50	447,104	(31,779)	73	869,066	(41,595)
Agency commercial MBS	-	-	-	1	1,847	(30)	1	1,847	(30)
Securities of U.S. Government entities	-	-	-	2	1,210	(13)	2	1,210	(13)
Obligations of states and political subdivisions	43	32,193	(392)	74	67,715	(3,957)	117	99,908	(4,349)
Corporate securities	86	826,287	(16,386)	37	333,319	(11,405)	123	1,159,606	(27,791)
Total	157	$1,326,973	$(27,055)	172	$966,408	$(52,201)	329	$2,293,381	$(79,256)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At September 30, 2018
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	26	$34,278	$(952)	70	$404,842	$(20,148)	96	$439,120	$(21,100)
Obligations of states and political subdivisions	224	191,579	(1,540)	162	164,011	(3,209)	386	355,590	(4,749)
Total	250	$225,857	$(2,492)	232	$568,853	$(23,357)	482	$794,710	$(25,849)

The unrealized losses on the Company’s debt securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates. The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by a major rating agency. One corporate bond with a carrying value of $15.0 million and a market value of $14.1 million at September 30, 2018, is rated below investment grade. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The Company does not intend to sell any debt securities and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2018.

The fair values of the debt securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for debt securities declines. As a result, other than temporary impairments may occur in the future.

As of September 30, 2018 and December 31, 2017, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $740,177  thousand and $715,774  thousand, respectively.

An analysis of gross unrealized losses  of debt securities available for sale follows:

	Debt Securities Available for Sale
	At December 31, 2017
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	1	$996	$(2)	8	$117,252	$(2,965)	9	$118,248	$(2,967)
Agency residential MBS	7	238,554	(1,501)	51	516,711	(18,994)	58	755,265	(20,495)
Non-agency residential MBS	1	1	-	-	-	-	1	1	-
Agency commercial; MBS	2	2,219	(25)	-	-	-	2	2,219	(25)
Securities of U.S. Government entities	-	-	-	3	1,590	(22)	3	1,590	(22)
Obligations of states and political subdivisions	50	21,453	(228)	35	52,071	(1,254)	85	73,524	(1,482)
Corporate securities	64	571,112	(4,047)	38	282,924	(5,230)	102	854,036	(9,277)
Total	125	$834,335	$(5,803)	135	$970,548	$(28,465)	260	$1,804,883	$(34,268)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At December 31, 2017
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	15	$30,218	$(201)	65	$479,775	$(9,649)	80	$509,993	$(9,850)
Agency commercial MBS	1	1,913	(4)	1	7,062	(62)	2	8,975	(66)
Obligations of states and political subdivisions	146	131,032	(553)	59	58,979	(1,465)	205	190,011	(2,018)
Total	162	$163,163	$(758)	125	$545,816	$(11,176)	287	$708,979	$(11,934)

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Three Months		For the Nine Months
	Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Taxable	$16,780	$12,957	$47,327	$37,584
Tax-exempt from regular federal income tax	4,880	5,106	14,768	15,718
Total interest income from investment securities	$21,660	$18,063	$62,095	$53,302

[The remainder of this page intentionally left blank]

Note 4: Loans, Allowance for Loan Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following table at the dates indicated.

	At September 30, 2018	At December 31, 2017
	(In thousands)
Commercial	$276,031	$335,996
Commercial Real Estate	567,213	568,584
Construction	3,939	5,649
Residential Real Estate	48,150	65,183
Consumer Installment & Other	301,622	312,570
Total	$1,196,955	$1,287,982

Total loans outstanding reported above include loans purchased from the FDIC of $65,868  thousand and $83,478 thousand at September 30, 2018 and December 31, 2017, respectively. Loans purchased from the FDIC were separately reported in prior periods and have been reclassified into their respective categories in the current presentation.

Changes in the accretable yield for purchased loans were as follows:

	For the Nine Months Ended September 30, 2018	For the Year Ended December 31, 2017
Accretable yield:	(In thousands)
Balance at the beginning of the period	$738	$1,237
Reclassification from nonaccretable difference	896	1,852
Accretion	(1,380)	(2,351)
Balance at the end of the period	$254	$738

Accretion	$(1,380)	$(2,351)
Change in FDIC indemnification	2	192
(Increase) in interest income	$(1,378)	$(2,159)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses For the Three Months Ended September 30, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,275	$3,789	$210	$1,064	$5,943	$3,759	$23,040
(Reversal) provision	(184)	372	44	(120)	(137)	25	-
Chargeoffs	(384)	(240)	-	-	(845)	-	(1,469)
Recoveries	103	-	-	-	353	-	456
Total allowance for loan losses	$7,810	$3,921	$254	$944	$5,314	$3,784	$22,027

	Allowance for Loan Losses For the Nine Months Ended September 30, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
(Reversal) provision	(863)	312	(81)	(51)	565	118	-
Chargeoffs	(425)	(240)	-	-	(3,015)	-	(3,680)
Recoveries	1,352	-	-	-	1,346	-	2,698
Total allowance for loan losses	$7,810	$3,921	$254	$944	$5,314	$3,784	$22,027

	Allowance for Loan Losses For the Three Months Ended September 30, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,167	$3,545	$160	$1,105	$7,215	$3,911	$24,103
(Reversal) provision	(391)	288	136	(50)	167	(150)	-
Chargeoffs	(132)	-	-	-	(886)	-	(1,018)
Recoveries	128	-	-	-	415	-	543
Total allowance for loan losses	$7,772	$3,833	$296	$1,055	$6,911	$3,761	$23,628

	Allowance for Loan Losses For the Nine Months Ended September 30, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,327	$3,330	$152	$1,330	$7,980	$4,835	$25,954
(Reversal) provision	(220)	415	(1,755)	(275)	1,009	(1,074)	(1,900)
Chargeoffs	(961)	-	-	-	(3,783)	-	(4,744)
Recoveries	626	88	1,899	-	1,705	-	4,318
Total allowance for loan losses	$7,772	$3,833	$296	$1,055	$6,911	$3,761	$23,628

The allowance for loan losses and recorded investment in loans evaluated for impairment were as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At September 30, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,668	$172	$-	$-	$-	$-	$4,840
Collectively evaluated for impairment	3,142	3,749	254	944	5,314	3,784	17,187
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$7,810	$3,921	$254	$944	$5,314	$3,784	$22,027
Carrying value of loans:
Individually evaluated for impairment	$10,254	$10,816	$-	$202	$-	$-	$21,272
Collectively evaluated for impairment	265,740	556,173	3,939	47,948	301,473	-	1,175,273
Purchased loans with evidence of credit deterioration	37	224	-	-	149	-	410
Total	$276,031	$567,213	$3,939	$48,150	$301,622	$-	$1,196,955

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,814	$171	$-	$-	$-	$-	$4,985
Collectively evaluated for impairment	2,932	3,678	335	995	6,418	3,666	18,024
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
Carrying value of loans:
Individually evaluated for impairment	$10,675	$14,234	$-	$208	$-	$-	$25,117
Collectively evaluated for impairment	325,291	553,769	5,649	64,975	312,406	-	1,262,090
Purchased loans with evidence of credit deterioration	30	581	-	-	164	-	775
Total	$335,996	$568,584	$5,649	$65,183	$312,570	$-	$1,287,982

The Company’s customers are small businesses, professionals and consumers. Given the scale of these borrowers, corporate credit rating agencies do not evaluate the borrowers’ financial condition. The Company’s subsidiary, Westamerica Bank (the “Bank”) maintains a Loan Review Department which reports directly to the Audit Committee of the Board of Directors. The Loan Review Department performs independent evaluations of loans and validates management assigned credit risk grades on evaluated loans using grading standards employed by bank regulatory agencies. Loans judged to carry lower-risk attributes are assigned a “pass” grade, with a minimal likelihood of loss. Loans judged to carry higher-risk attributes are referred to as “classified loans,” and are further disaggregated, with increasing expectations for loss recognition, as “substandard,” “doubtful,” and “loss.” Loan Review Department performs continuous evaluations throughout the year. If the Bank becomes aware of deterioration in a borrower’s performance or financial condition between Loan Review Department examinations, assigned risk grades are re-evaluated promptly. Credit risk grades assigned by management and validated by the Loan Review Department are subject to review by the Bank’s regulatory authorities during regulatory examinations.

The following summarizes the loan credit risk profile by internally assigned grade:

	Loan Credit Risk Profile by Internally Assigned Grade At September 30, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$264,908	$551,956	$3,939	$46,901	$299,590	$1,167,294
Substandard	11,123	15,257	-	1,249	1,618	29,247
Doubtful	-	-	-	-	56	56
Loss	-	-	-	-	358	358
Total	$276,031	$567,213	$3,939	$48,150	$301,622	$1,196,955

Credit risk profile reflects internally assigned grades of purchased covered loans without regard to FDIC indemnification on $6,086 thousand residential real estate and consumer loans.

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

Credit risk profile reflects internally assigned grades of purchased covered loans without regard to FDIC indemnification on $7,766 thousand residential real estate and consumer loans.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At September 30, 2018
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$275,259	$425	$347	$-	$-	$276,031
Commercial real estate	559,441	2,334	-	-	5,438	567,213
Construction	3,939	-	-	-	-	3,939
Residential real estate	47,634	516	-	-	-	48,150
Consumer installment and other	297,416	3,001	801	361	43	301,622
Total	$1,183,689	$6,276	$1,148	$361	$5,481	$1,196,955

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2017
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$334,908	$627	$164	$-	$297	$335,996
Commercial real estate	561,883	1,143	125	-	5,433	568,584
Construction	5,649	-	-	-	-	5,649
Residential real estate	65,183	-	-	-	-	65,183
Consumer installment and other	307,445	3,321	1,077	531	196	312,570
Total	$1,275,068	$5,091	$1,366	$531	$5,926	$1,287,982

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2018 and December 31, 2017.

The following summarizes impaired loans:

	Impaired Loans
	At September 30, 2018			At December 31, 2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial	$809	$845	$-	$1,212	$1,271	$-
Commercial real estate	9,690	11,632	-	13,169	14,985	-
Residential real estate	202	232	-	208	239	-
Consumer installment and other	192	298	-	360	466	-
Total with no related allowance recorded	10,893	13,007	-	14,949	16,961	-

With an allowance recorded:
Commercial	9,482	9,482	4,668	9,764	9,764	4,814
Commercial real estate	1,750	1,752	172	1,790	1,792	171
Total with an allowance recorded	11,232	11,234	4,840	11,554	11,556	4,985
Total	$22,125	$24,241	$4,840	$26,503	$28,517	$4,985

Impaired loans include troubled debt restructured loans. Impaired loans at September 30, 2018, included $8,747 thousand of restructured loans, $4,270 thousand of which were on nonaccrual status. Impaired loans at December 31, 2017, included $12,081 thousand of restructured loans, $4,285 thousand of which were on nonaccrual status.

	Impaired Loans
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2018		2017		2018		2017
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$10,426	$175	$11,125	$130	$10,671	$495	$11,203	$366
Commercial real estate	11,282	189	14,681	208	12,291	615	14,826	669
Residential real estate	203	4	365	4	205	12	494	13
Consumer installment and other	173	4	340	3	261	10	466	17
Total	$22,084	$372	$26,511	$345	$23,428	$1,132	$26,989	$1,065

The following tables provide information on troubled debt restructurings:

	Troubled Debt Restructurings At September 30, 2018
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	5	$2,324	$904	$34
Commercial real estate	8	9,237	7,642	-
Residential real estate	1	241	201	-
Total	14	$11,802	$8,747	$34

[The remainder of this page intentionally left blank]

	Troubled Debt Restructurings At December 31, 2017
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	7	$2,393	$1,085	$43
Commercial real estate	10	11,528	10,788	-
Residential real estate	1	241	208	-
Total	18	$14,162	$12,081	$43

During the three and nine months ended September 30, 2018, the Company did not modify any loans that were considered troubled debt restructurings. During the three and nine months ended September 30, 2017, the Company modified one loan with a carrying value of $50 thousand and four loans with a carrying value of $699 thousand, respectively, that were considered troubled debt restructurings. The four concessions granted in the first nine months of 2017 consisted of modifications of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms. There were no chargeoffs related to troubled debt restructurings made during the three and nine months ended September 30, 2018. During the three and nine months ended September 30, 2017, one troubled debt restructured loan with a carrying value of $58 thousand was charged off. During the three and nine months ended September 30, 2018 and 2017, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

There were no loans restricted due to collateral requirements at September 30, 2018 and December 31, 2017.

There were no loans held for sale at September 30, 2018 and December 31, 2017.

At September 30, 2018 and December 31, 2017, the Company held total other real estate owned (OREO) of $620 thousand net of reserve of $-0-   thousand and $1,426 thousand net of reserve of $1,905 thousand, respectively, of which there were no  foreclosed residential real estate properties or covered OREO at both dates, respectively. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $19 thousand at September 30, 2018 and $196 thousand at December 31, 2017.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At September 30, 2018, the Bank did not have credit extended to any one entity exceeding these limits. At September 30, 2018, the Bank had 35 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $52,842 thousand and $53,874 thousand at September 30, 2018 and December 31, 2017, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At September 30, 2018, the Bank held corporate bonds in 80 issuing entities that exceeded $5 million for each issuer.

[The remainder of this page intentionally left blank]

Note 6: Other Assets

Other assets consisted of the following:

	At September 30, 2018	At December 31, 2017
	(In thousands)
Equity securities without readily determinable fair values:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total equity securities without readily determinable fair values	14,227	14,227
Life insurance cash surrender value	55,442	54,101
Net deferred tax asset	48,622	33,112
Limited partnership investments	10,919	10,119
Interest receivable	23,734	23,557
Prepaid assets	4,119	4,906
Other assets	8,411	18,428
Total other assets	$165,474	$158,450

(1)	A bank applying for membership in the Federal Reserve System is required to subscribe to stock in the Federal Reserve Bank (FRB) in its district in a sum equal to six percent of the bank’s paid-up capital stock and surplus. One-half of the amount of the bank's subscription shall be paid to the FRB and the remaining half will be subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. On July 5, 2018, Visa Inc. announced a new conversion rate applicable to its class B common stock resulting from its June 28, 2018 deposit of funds into its litigation escrow account. This funding reduced the conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, from 1.6483 to 1.6298. Visa Inc. class A common stock had a closing price of $150.09 per share on September 28, 2018, the last day of stock market trading for the third quarter 2018. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings; the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At September 30, 2018, this investment totaled $10,919 thousand and $5,088  thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2017, this investment totaled $10,119 thousand and $2,299  thousand of this amount represented outstanding equity capital commitments. At September 30, 2018, the $5,088 thousand of outstanding equity capital commitments are expected to be paid as follows, $552 thousand in 2018, $364 thousand in 2019, $2,026 thousand in 2020, $138 thousand in 2021, $261 thousand in 2022, $134 thousand in 2023, $1,041 thousand in 2024 and $572 thousand in 2025 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Nine Months Ended
	September 30,
	2018	2017	2018	2017
	(In thousands)
Investment loss included in pre-tax income	$900	$450	$2,200	$1,350
Tax credits recognized in provision for income taxes	336	463	1,008	1,388

[The remainder of this page intentionally left blank]

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three and nine months ended September 30, 2018 and year ended December 31, 2017. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three and nine months ended September 30, 2018 and year ended December 31, 2017 no such adjustments were recorded.

The carrying values of goodwill were:

	At September 30, 2018	At December 31, 2017
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At September 30, 2018		At December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(54,432)	$56,808	$(52,987)
Merchant Draft Processing Intangible	10,300	(10,300)	10,300	(10,271)
Total Identifiable Intangible Assets	$67,108	$(64,732)	$67,108	$(63,258)

As of September 30, 2018, the current period and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
For the Nine Months ended September 30, 2018 (actual)	$1,445	$29	$1,474
Estimate for the remainder of year ending December 31, 2018	447	-	447
Estimate for year ending December 31, 2019	538	-	538
2020	287	-	287
2021	269	-	269
2022	252	-	252
2023	236	-	236

[The remainder of this page intentionally left blank]

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At September 30, 2018	At December 31, 2017
	(In thousands)
Noninterest-bearing	$2,211,028	$2,197,526
Interest-bearing:
Transaction	909,954	904,245
Savings	1,510,015	1,494,024
Time deposits less than $100 thousand	107,755	117,848
Time deposits $100 thousand through $250 thousand	68,677	76,578
Time deposits more than $250 thousand	28,408	37,392
Total deposits	$4,835,837	$4,827,613

Demand deposit overdrafts of $950  thousand and $2,786  thousand were included as loan balances at September 30, 2018 and December 31, 2017, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $91 thousand and $283 thousand for the three and nine months ended September 30, 2018, respectively and $103 thousand and $314 thousand for the three and nine months ended September 30, 2017, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements Overnight and Continuous
	At September 30, 2018	At December 31, 2017
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$72,675	$74,173
Agency residential MBS	59,367	58,251
Corporate securities	91,818	105,113
Total collateral carrying value	$223,860	$237,537
Total short-term borrowed funds	$61,756	$58,471

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At September 30, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Equity securities
Mutual funds	$1,734	$-	$1,734	$-
Total equity securities	1,734	-	1,734	-
Debt securities available for sale
Securities of U.S. Government sponsored entities	161,744	-	161,744	-
Agency residential MBS	878,029	-	878,029	-
Non-agency residential MBS	124	-	124	-
Agency commercial MBS	1,847	-	1,847	-
Securities of U.S. Government entities	1,210	-	1,210	-
Obligations of states and political subdivisions	180,343	-	180,343	-
Corporate securities	1,255,611	-	1,255,611	-
Total debt securities available for sale	2,478,908	-	2,478,908	-
Total	$2,480,642	$-	$2,480,642	$-

(1)	There were no transfers in to or out of level 3 during the nine months ended September 30, 2018.

[The remainder of this page intentionally left blank]

	At December 31, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Equity securities
Mutual funds	$1,800	$-	$1,800	$-
Total equity securities	1,800	-	1,800	-
Debt securities available for sale
Securities of U.S. Government sponsored entities	119,319	-	119,319	-
Agency residential MBS	767,706	-	767,706	-
Non-agency residential MBS	154	-	154	-
Agency commercial MBS	2,219	-	2,219	-
Securities of U.S. Government entities	1,590	-	1,590	-
Obligations of states and political subdivisions	185,221	-	185,221	-
Corporate securities	1,115,498	-	1,115,498	-
Total debt securities available for sale	2,191,707	-	2,191,707	-
Total	$2,193,507	$-	$2,193,507	$-

(1)	There were no transfers in to or out of level 3 during the year ended December 31, 2017.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at September 30, 2018 and December 31, 2017, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Nine Months Ended
	At September 30, 2018				September 30, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$620	$-	$-	$620	$-
Impaired loans:
Commercial	4,815	-	-	4,815	-
Commercial real estate	5,448	-	-	5,448	(240)
Total assets measured at fair value on a nonrecurring basis	$10,883	$-	$-	$10,883	$(240)

					For the
					Year Ended
	At December 31, 2017				December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$1,426	$-	$-	$1,426	$(219)
Impaired loans:
Commercial	4,950	-	-	4,950	-
Commercial real estate	5,904	-	-	5,904	-
Total assets measured at fair value on a nonrecurring basis	$12,280	$-	$-	$12,280	$(219)

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

Prior to adoption of ASU 2016-01, loans were separated into two groups for valuation. Variable rate loans, except for those described below, that reprice frequently with changes in market rates were valued using historical cost. Fixed rate loans and variable rate loans that have reached their minimum contractual interest rates were valued by discounting the future cash flows expected to be received from the loans using current interest rates charged on loans with similar characteristics. Additionally, the allowance for loan losses of $23,009 thousand at December 31, 2017 was applied against the estimated fair values to recognize estimated future defaults of contractual cash flows.

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

	At September 30, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$522,660	$522,660	$522,660	$-	$-
Debt securities held to maturity	1,025,699	1,002,648	-	1,002,648	-
Loans	1,174,928	1,176,889	-	-	1,176,889

Financial Liabilities:
Deposits	$4,835,837	$4,832,135	$-	$4,630,997	$201,138
Short-term borrowed funds	61,756	61,756	-	61,756	-

	At December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$575,002	$575,002	$575,002	$-	$-
Debt securities held to maturity	1,158,864	1,155,342	-	1,155,342	-
Loans	1,264,973	1,257,811	-	-	1,257,811

Financial Liabilities:
Deposits	$4,827,613	$4,824,586	$-	$4,595,795	$228,791
Short-term borrowed funds	58,471	58,471	-	58,471	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $292,704 thousand and $272,646 thousand at September 30, 2018 and December 31, 2017, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $2,904 thousand and $19,263 thousand at September 30, 2018 and December 31, 2017, respectively. The Company had no commitments outstanding for commercial and similar letters of credit at September 30, 2018 and December 31, 2017. The Company had a reserve for unfunded commitments of $2,308 thousand at September 30, 2018 and $2,308 thousand at December 31, 2017, included in other liabilities.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount can be reasonably estimated. In the third quarter 2018, the Company achieved a mediated settlement to dismiss a lawsuit, subject to court approval, and has accrued a liability for $3,500 thousand.

The Company has determined that it will be obligated to provide refunds of revenue recognized in years prior to 2017 to some customers. The Company estimates the probable amount of these obligations will be $5,542 thousand and has accrued a liability for such amount; the estimated liability is subject to revision.

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

	For the Three Months		For the Nine Months
	Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$16,993	$15,017	$52,509	$45,865
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,701	26,309	26,622	26,260
Basic earnings per common share	$0.64	$0.57	$1.97	$1.75
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,701	26,309	26,622	26,260
Add common stock equivalents for options	114	95	114	119
Weighted average number of common shares outstanding - diluted (denominator)	26,815	26,404	26,736	26,379
Diluted earnings per common share	$0.63	$0.57	$1.96	$1.74

For the three and nine months ended September 30, 2018, options to purchase 326 thousand and 432 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months		For the Nine Months
	Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE)(1)	$37,137	$35,680	$109,189	$107,474
Reversal of Provision for Loan Losses	-	-	-	(1,900)
Noninterest Income:
Life Insurance Gains	585	-	585	-
Securities Losses	(16)	-	(66)	-
Other Noninterest income	11,959	12,548	35,733	36,328
Total Noninterest Income	12,528	12,548	36,252	36,328
Noninterest Expense:
Loss Contingency	3,500	-	3,500	-
Other Noninterest Expense	23,505	24,114	71,696	73,125
Total Noninterest Expense	27,005	24,114	75,196	73,125
Income Before Income Taxes (FTE)(1)	22,660	24,114	70,245	72,577
Income Tax Provision (FTE)(1)	5,667	9,097	17,736	26,712
Net Income	$16,993	$15,017	$52,509	$45,865

Average Common Shares Outstanding	26,701	26,309	26,622	26,260
Average Diluted Common Shares Outstanding	26,815	26,404	26,736	26,379
Common Shares Outstanding at Period End	26,727	26,319

Per Common Share:
Basic Earnings	$0.64	$0.57	$1.97	$1.75
Diluted Earnings	0.63	0.57	1.96	1.74
Book Value	$22.17	$22.95

Financial Ratios:
Return on Assets	1.19%	1.09%	1.25%	1.13%
Return on Common Equity	10.58%	9.94%	11.22%	10.36%
Net Interest Margin (FTE) (1)	3.10%	3.10%	3.07%	3.12%
Net Loan Losses to Average Loans	0.34%	0.15%	0.11%	0.04%
Efficiency Ratio (2)	54.4%	50.0%	51.7%	50.9%

Average Balances:
Assets	$5,648,004	$5,441,612	$5,600,499	$5,407,661
Earning Assets	4,786,511	4,587,848	4,754,436	4,601,931
Loans	1,194,874	1,287,740	1,215,712	1,325,128
Deposits	4,893,859	4,714,579	4,856,639	4,692,330
Shareholders' Equity	636,965	599,473	625,496	591,691

Period End Balances:
Assets	$5,529,463	$5,445,808
Earning Assets	4,703,296	4,579,499
Loans	1,196,955	1,284,782
Deposits	4,835,837	4,734,580
Shareholders' Equity	592,591	603,957

Capital Ratios at Period End:
Total Risk Based Capital	16.99%	16.71%
Tangible Equity to Tangible Assets	8.67%	8.98%

Dividends Paid Per Common Share	$0.40	$0.39	$1.20	$1.17
Common Dividend Payout Ratio	63%	68%	61%	67%

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

Financial Overview

Westamerica Bancorporation and subsidiaries’ (collectively, the “Company”) reported net income of $17.0 million or $0.63 diluted earnings per common share (“EPS”) for the third quarter 2018 and net income of $52.5 million or $1.96 EPS for the nine months ended September 30, 2018. The third quarter 2018 results include a $585 thousand tax-exempt life insurance policy gain and a $3.5 million settlement, which on an aggregate basis reduced EPS $0.07. In the third quarter 2018, the Company achieved a mediated settlement to dismiss a lawsuit, subject to court approval, and has accrued a liability for such amount. The results for the third quarter 2018 and the nine months ended September 30, 2018 compare to net income of $15.0 million or $0.57 EPS for the third quarter 2017 and net income of $45.9 million or $1.74 EPS for the nine months ended September 30, 2017. Results for the nine months ended September 30, 2017 include a $1.9 million reversal of provision for loan losses which accounted for $0.04 of the EPS.

The Company’s principal source of revenue is net interest and loan fee income, which represents interest and fees earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). Market interest rates declined considerably following the recession of 2008 and 2009. Interest rates remained historically low through 2016 as the monetary policy of the Federal Open Market Committee (the “FOMC”) was highly accommodative. During this period, Management avoided originating long-dated, low-yielding loans given the potential impact of such assets on forward earning potential; as a result, loans declined and investment securities increased. The changed composition of the earning assets and low market interest rates pressured the net interest margin to lower levels. The FOMC began removing monetary stimulus in December 2016 and has increased the federal funds rate by 1.75 percent to 2.25 percent through September 2018, although longer-term rates have not increased by a similar magnitude. This recent increase in market interest rates has begun benefiting the Company’s earning asset yields. However, the rising market rates have not resulted in higher rates paid on deposits. The funding source of the Company’s earning assets is primarily customer deposits. The Company’s long-term strategy includes maximizing checking and savings deposits as these types of deposits are lower-cost and less sensitive to changes in interest rates compared to time deposits. During the nine months ended September 30, 2018 the average volume of checking and savings deposits was 95 .5 percent of average total deposits. Net interest income was $35.7 million and $104.9 million for the three and nine months ended September 30, 2018, respectively, compared with $32.7 million and $98.2 million for the three and nine months ended September 30, 2017, respectively. The increase in net interest income is due to higher asset yields and higher levels of average earning assets.

Credit quality remained solid with nonperforming assets totaling $6.5 million at September 30, 2018 and net loan losses of $1.0 million for the nine months ended September 30, 2018. The Company did not recognize a provision for loan losses in the nine months ended September 30, 2018.

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

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net interest and loan fee income	$35,726	$32,672	$104,897	$98,203
FTE adjustment	1,411	3,008	4,292	9,271
Net interest and loan fee income (FTE)	37,137	35,680	109,189	107,474
Reversal of provision for loan losses	-	-	-	(1,900)
Noninterest income	12,528	12,548	36,252	36,328
Noninterest expense	27,005	24,114	75,196	73,125
Income before taxes (FTE)	22,660	24,114	70,245	72,577
Income tax provision (FTE)	5,667	9,097	17,736	26,712
Net income	$16,993	$15,017	$52,509	$45,865

Average diluted common shares	26,815	26,404	26,736	26,379
Diluted earnings per common share	$0.63	$0.57	$1.96	$1.74

Average total assets	$5,648,004	$5,441,612	$5,600,499	$5,407,661
Net income to average total assets (annualized)	1.19%	1.09%	1.25%	1.13%
Net income to average common shareholders' equity (annualized)	10.58%	9.94%	11.22%	10.36%

Net income for the third quarter of 2018 was $2.0 million more than the same quarter of 2017. Net interest and loan fee income increased $3.1 million in the third quarter 2018 compared with third quarter 2017 mostly attributable to higher average balances of investments and higher yield on earning assets as market interest rates rose. The increase was offset by lower average balances of loans. Net interest and loan fee income (FTE) in the third quarter 2018 included a lower FTE adjustment than in the third quarter 2017 due to the reduced federal corporate tax as a result of enactment of the Act. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest expense increased $2.9 million in the third quarter 2018 compared with the same period in 2017 due to a $3.5 million settlement. In the third quarter 2018, the Company achieved a mediated settlement to dismiss a lawsuit, subject to court approval, and has accrued a liability for such amount. The non-FTE book tax provision for the third quarter 2018, which reflected the tax-exempt nature of a $585 thousand life insurance policy gain, was $4.3 million compared with $6.1 million for the third quarter 2017, representing effective tax rates of 20.0% and 28.8%, respectively. The non-FTE book tax provisions for the three months ended September 30, 2018 and September 30, 2017 include tax benefits of $152 thousand and $22 thousand, respectively, for tax deductions from the exercise of employee stock options which exceed related compensation expenses recognized in the financial statements.

Comparing the first nine months of 2018 with the first nine months of 2017, net income increased $6.6 million. Net interest and loan fee income increased $6.7 million in the first nine months of 2018 compared with the first nine months of 2017 mostly attributable to higher average balances of investments and higher yields on earning assets as market interest rates rose. The increase was offset by lower average balances of loans. Net interest and loan fee income (FTE) in the first nine months of 2018 included a lower FTE adjustment than in the first nine months of 2017 due to the reduced federal corporate tax as a result of enactment of the Act. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. In the first nine months of 2018, noninterest expense increased $2.1 million compared with the first nine months of 2017 due to a $3.5 million settlement. In the third quarter 2018, the Company achieved a mediated settlement to dismiss a lawsuit, subject to court approval, and has accrued a liability for such amount. The non-FTE book tax provision for the first nine months of 2018, which reflected the tax-exempt nature of a $585 thousand life insurance policy gain, was $13.4 million compared with $17.4 million for the first nine months of 2017, representing effective tax rates of 20.4% and 27.6%, respectively. The non-FTE book tax provisions for the nine months ended September 30, 2018 and September 30, 2017 include tax benefits of $731 thousand and $688 thousand, respectively, for tax deductions from the exercise of employee stock options which exceed related compensation expenses recognized in the financial statements.

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2018	2017	2018	2017
	($ in thousands)
Interest and loan fee income	$36,253	$33,145	$106,342	$99,632
Interest expense	527	473	1,445	1,429
Net interest and loan fee income	35,726	32,672	104,897	98,203
FTE adjustment	1,411	3,008	4,292	9,271
Net interest and loan fee income (FTE)	$37,137	$35,680	$109,189	$107,474

Average earning assets	$4,786,511	$4,587,848	$4,754,436	$4,601,931
Net interest margin (FTE) (annualized)	3.10%	3.10%	3.07%	3.12%

Net interest and loan fee income increased $3.1 million in the third quarter 2018 compared with the third quarter 2017, mainly due to higher average balances of investments (up $292 million) and higher yield on earning assets (up 0.14%), partially offset by lower average balances of loans (down $93 million). The FTE adjustment was lower in the third quarter 2018 compared with the third quarter 2017 mainly due to the reduced federal corporate tax rate as a result of enactment of the Act.

Comparing the first nine months of 2018 with the first nine months of 2017, net interest and loan fee income increased $6.7 million due to higher average balances of investments (up $262 million) and higher yield on interest earning assets (up 0.10%), offset by lower average balances of loans (down $109 million). The FTE adjustment was lower in the first nine months of 2018 compared with the first nine months of 2017 mainly due to the reduced federal corporate tax rate as a result of enactment of the Act.

The annualized net interest margin (FTE) was 3.10% in the third quarter 2018 and 3.07% in the nine months ended September 30, 2018 compared with 3.10% in the third quarter 2017 and 3.12% in the nine months ended September 30, 2017. The net interest margin (FTE) reflected higher market interest rates which offset the impact of the reduced federal corporate tax rate as a result of enactment of the Act. The net interest margin (FTE) was lower in the nine months ended September 30, 2018 than in the same period of 2017 primarily due to the reduced federal corporate tax rate as a result of enactment of the Act.

The Company’s funding cost was 0.04% in the nine months ended September 30, 2018, unchanged from the nine months ended September 30, 2017. Average balances of time deposits declined $35 million from the third quarter 2017 to the third quarter 2018 while lower-cost checking and savings deposits grew 5% in the same period. Average balances of checking and saving deposits accounted for 95.5% of average total deposits in the nine months ended September 30, 2018 compared with 94.7% in the nine months ended September 30, 2017.

[The remainder of this page intentionally left blank]

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated (percentages are annualized.):

	For the Three Months		For the Nine Months
	Ended September 30,
	2018	2017	2018	2017

Yield on earning assets	3.02%	2.88%	2.99%	2.89%
Impact of FTE adjustment	0.12%	0.26%	0.12%	0.27%
Yield on earning assets (FTE)	3.14%	3.14%	3.11%	3.16%
Rate paid on interest-bearing liabilities	0.08%	0.07%	0.07%	0.07%
Net interest spread (FTE)	3.06%	3.07%	3.04%	3.09%
Impact of noninterest-bearing demand deposits	0.04%	0.03%	0.03%	0.03%
Net interest margin (FTE)	3.10%	3.10%	3.07%	3.12%

The FOMC increased the federal funds rate between December 2016 and September 2018. In the nine months ended September 30, 2018, the yield on earning assets increased with rising market interest rates. The net interest spread and net interest margin stated on an FTE basis are lower in 2018 compared with 2017 because the FTE adjustment to reflect the effect of income exempt from federal taxation is lower in 2018 compared with 2017. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost time deposits and increasing balances of checking and savings deposits, which earn relatively low interest rates and are less volatile than time deposits during periods of rising market interest rates.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2018
	Average Balance	Interest Income/ Expense	Yields/ Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,849,187	$16,780	2.36%
Tax-exempt (1)	742,450	6,177	3.33%
Total investments (1)	3,591,637	22,957	2.56%
Loans:
Taxable	1,140,448	14,161	4.93%
Tax-exempt (1)	54,426	546	3.98%
Total loans (1)	1,194,874	14,707	4.88%
Total Interest-earning assets (1)	4,786,511	37,664	3.14%
Other assets	861,493
Total assets	$5,648,004

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,223,678	$-	-%
Savings and interest-bearing transaction	2,461,357	358	0.06%
Time less than $100,000	118,156	69	0.23%
Time $100,000 or more	90,668	91	0.40%
Total interest-bearing deposits	2,670,181	518	0.08%
Short-term borrowed funds	63,489	9	0.06%
Total interest-bearing liabilities	2,733,670	527	0.08%
Other liabilities	53,691
Shareholders' equity	636,965
Total liabilities and shareholders' equity	$5,648,004
Net interest spread (1) (2)			3.06%
Net interest and fee income and interest margin (1) (3)		$37,137	3.10%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2017
	Average Balance	Interest Income/ Expense	Yields/ Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,496,470	$12,957	2.08%
Tax-exempt (1)	803,638	7,847	3.91%
Total investments (1)	3,300,108	20,804	2.52%
Loans:
Taxable	1,225,937	14,586	4.72%
Tax-exempt (1)	61,803	763	4.90%
Total loans (1)	1,287,740	15,349	4.73%
Total Interest-earning assets (1)	4,587,848	36,153	3.14%
Other assets	853,764
Total assets	$5,441,612

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,103,042	$-	-%
Savings and interest-bearing transaction	2,367,501	280	0.05%
Time less than $100,000	135,363	78	0.23%
Time $100,000 or more	108,673	103	0.38%
Total interest-bearing deposits	2,611,537	461	0.07%
Short-term borrowed funds	76,083	12	0.06%
Total interest-bearing liabilities	2,687,620	473	0.07%
Other liabilities	51,477
Shareholders' equity	599,473
Total liabilities and shareholders' equity	$5,441,612
Net interest spread (1) (2)			3.07%
Net interest and fee income and interest margin (1) (3)		$35,680	3.10%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Nine Months Ended September 30, 2018
	Average Balance	Interest Income/ Expense	Yields/ Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,781,814	$47,327	2.27%
Tax-exempt (1)	756,910	18,697	3.29%
Total investments (1)	3,538,724	66,024	2.49%
Loans:
Taxable	1,159,049	42,876	4.95%
Tax-exempt (1)	56,663	1,734	4.09%
Total loans (1)	1,215,712	44,610	4.91%
Total Interest-earning assets (1)	4,754,436	110,634	3.11%
Other assets	846,063
Total assets	$5,600,499

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,186,250	$-	-%
Savings and interest-bearing transaction	2,450,893	924	0.05%
Time less than $100,000	121,619	210	0.23%
Time $100,000 or more	97,877	283	0.39%
Total interest-bearing deposits	2,670,389	1,417	0.07%
Short-term borrowed funds	62,131	28	0.06%
Total interest-bearing liabilities	2,732,520	1,445	0.07%
Other liabilities	56,233
Shareholders' equity	625,496
Total liabilities and shareholders' equity	$5,600,499
Net interest spread (1) (2)			3.04%
Net interest and fee income and interest margin (1) (3)		$109,189	3.07%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Nine Months Ended September 30, 2017
	Average Balance	Interest Income/ Expense	Yields/ Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,459,360	$37,584	2.04%
Tax-exempt (1)	817,443	24,154	3.94%
Total investments (1)	3,276,803	61,738	2.51%
Loans:
Taxable	1,261,726	44,777	4.74%
Tax-exempt (1)	63,402	2,388	5.04%
Total loans (1)	1,325,128	47,165	4.76%
Total Interest-earning assets (1)	4,601,931	108,903	3.16%
Other assets	805,730
Total assets	$5,407,661

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,069,521	$-	-%
Savings and interest-bearing transaction	2,373,814	839	0.05%
Time less than $100,000	138,483	242	0.23%
Time $100,000 or more	110,512	314	0.38%
Total interest-bearing deposits	2,622,809	1,395	0.07%
Short-term borrowed funds	71,976	34	0.06%
Total interest-bearing liabilities	2,694,785	1,429	0.07%
Other liabilities	51,664
Shareholders' equity	591,691
Total liabilities and shareholders' equity	$5,407,661
Net interest spread (1) (2)			3.09%
Net interest and fee income and interest margin (1) (3)		$107,474	3.12%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended September 30, 2018 Compared with For the Three Months Ended September 30, 2017
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$1,831	$1,992	$3,823
Tax-exempt (1)	(597)	(1,073)	(1,670)
Total investments (1)	1,234	919	2,153
Loans:
Taxable	(1,017)	592	(425)
Tax-exempt (1)	(91)	(126)	(217)
Total loans (1)	(1,108)	466	(642)
Total increase in interest and loan fee income (1)	126	1,385	1,511
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	11	67	78
Time less than $100,000	(10)	1	(9)
Time $100,000 or more	(17)	5	(12)
Total interest-bearing deposits	(16)	73	57
Short-term borrowed funds	(2)	(1)	(3)
Total (decrease) increase in interest expense	(18)	72	54
Increase in net interest and loan fee income (1)	$144	$1,313	$1,457

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Nine Months Ended September 30, 2018 Compared with For the Nine Months Ended September 30, 2017
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$4,928	$4,815	$9,743
Tax-exempt (1)	(1,789)	(3,668)	(5,457)
Total investments (1)	3,139	1,147	4,286
Loans:
Taxable	(3,644)	1,743	(1,901)
Tax-exempt (1)	(254)	(400)	(654)
Total loans (1)	(3,898)	1,343	(2,555)
Total (decrease) increase in interest and loan fee income (1)	(759)	2,490	1,731
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	27	58	85
Time less than $100,000	(29)	(3)	(32)
Time $100,000 or more	(36)	5	(31)
Total interest-bearing deposits	(38)	60	22
Short-term borrowed funds	(5)	(1)	(6)
Total (decrease) increase in interest expense	(43)	59	16
(Decrease) increase in net interest and loan fee income (1)	$(716)	$2,431	$1,715

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

Provision for Loan Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for loan losses reflects Management's assessment of credit risk in the loan portfolio during each of the periods presented.

The Company provided no provision for loan losses in the three and nine months ended September 30, 2018. Classified loans declined $6.6 million to $30.0 million during the nine months ended September 30, 2018. This development was reflected in Management’s evaluation of credit quality, the level of the provision for loan losses, and the adequacy of the allowance for loan losses at September 30, 2018. The Company provided no provision for loan losses in the three months ended September 30, 2017 and recorded a reversal of the provision for loan losses of $1.9 million in the nine months ended September 30, 2017. During the nine months ended September 30, 2017, classified loans declined $7.4 million to $39.8 million (total classified loans included nonperforming loans of $6.4 million). The Company realized net loan losses of $426 thousand for the first nine months of 2017; these developments were reflected in Management’s evaluation of credit quality, the level of the provision for loan losses, and the adequacy of the allowance for loan losses at September 30, 2017. At September 30, 2018, the Company had $6.1 million in residential real estate secured loans which are indemnified from loss by the FDIC up to eighty percent of principal; the indemnification expires February 6, 2019. For further information regarding credit risk, the FDIC loss-sharing agreements, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Service charges on deposit accounts	$4,615	$4,989	$14,012	$14,857
Merchant processing services	2,464	2,153	7,190	6,080
Debit card fees	1,656	1,784	4,959	4,851
Trust fees	733	718	2,202	2,136
ATM processing fees	687	684	2,049	1,914
Other service fees	665	652	1,946	1,964
Life insurance gains	585	-	585	-
Financial services commissions	132	148	387	484
Equity securities losses	(16)	-	(66)	-
Other noninterest income	1,007	1,420	2,988	4,042
Total	$12,528	$12,548	$36,252	$36,328

Noninterest income for the third quarter 2018 decreased by $20 thousand from the same period in 2017 as a result of other noninterest income decreasing $413 thousand and a $374 thousand decrease in service charges on deposit accounts due to lower fees for overdrafts and checking accounts. The decreases were offset by a $585 thousand life insurance gain in the third quarter 2018 and a $311 thousand increase in merchant processing services. Merchant processing services fees increased primarily due to successful sales efforts and higher transaction volumes.

In the first nine months of 2018, noninterest income decreased $76 thousand compared with the first nine months of 2017 as a result of other noninterest income decreasing $1.1 million and a decrease in service charges on deposit accounts of $845 thousand due to lower fees for overdrafts and checking accounts. The decreases in other noninterest income were partially offset by an increase in merchant processing services fees of $1.1 million due to successful sales efforts and higher transaction volumes and a $585 thousand life insurance gain in the third quarter 2018.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Salaries and related benefits	$13,415	$12,816	$39,952	$38,867
Occupancy and equipment	4,809	4,907	14,365	14,571
Loss contingency	3,500	-	3,500	-
Outsourced data processing services	2,292	2,383	6,930	6,710
Amortization of identifiable intangibles	451	760	1,474	2,322
Professional fees	621	512	2,277	1,533
Courier service	448	451	1,333	1,310
Other noninterest expense	1,469	2,285	5,365	7,812
Total	$27,005	$24,114	$75,196	$73,125

Noninterest expense increased $2.9 million in the third quarter 2018 compared with the same period in 2017 due to a $3.5 million loss contingency. In the third quarter 2018, the Company achieved a mediated settlement to dismiss a lawsuit, subject to court approval, and has accrued a liability for $3.5 million. Salaries and related benefits increased $599 thousand primarily due to increases in incentives and employee benefits. The increases were partially offset by an $816 thousand decrease in other noninterest expense primarily due to decreases in correspondent bank service charges, expenses for foreclosed assets and operational losses, partially offset by an increase in operating losses on limited partnership investments. Amortization of intangibles decreased $309 thousand as assets are amortized on a declining balance method.

In the first nine months of 2018, noninterest expense increased $2.1 million compared with the first nine months of 2017 due to a $3.5 million loss contingency. In the third quarter 2018, the Company achieved a mediated settlement to dismiss a lawsuit, subject to court approval, and has accrued a liability for $3.5 million. Salaries and related benefits increased $1.1 million primarily due to the annual merit increase cycle and higher incentives and employee benefit costs. Professional fees increased $744 thousand due to higher legal and consulting fees. Other noninterest expense decreased $2.4 million primarily due to decreases in correspondent bank service charges and operational losses, partially offset by an increase in operating losses on limited partnership investments. Amortization of intangibles decreased $848 thousand as assets are amortized on a declining balance method.

Provision for Income Tax

The Company’s income tax provision was $4.3 million and $13.4 million for the three and nine months ended September 30, 2018, respectively, representing effective tax rates of 20.0% and 20.4%, respectively. The income tax provision was $6.1 million and $17.4 million for the three and nine months ended September 30, 2017, respectively, representing effective tax rates of 28.8% and 27.6%, respectively. The book tax provisions for the nine months ended September 30, 2018 and September 30, 2017 include tax benefits of $731 thousand and $688 thousand, respectively, for tax deductions from the exercise of employee stock options which exceed related compensation expenses recognized in the financial statements. The lower effective tax rate for the three and nine months ended September 30, 2018 reflects a reduction in the federal corporate tax rate as a result of enactment of the Act and the tax-exempt nature of a $585 thousand life insurance policy gain.

Investment Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, and other securities.

Management has increased the investment securities portfolio in response to deposit growth and loan volume declines. The average carrying value of the Company’s investment securities portfolio was $3.5 billion for the nine months ended September 30, 2018 compared with $3.3 billion for the nine months ended September 30, 2017.

Management continually evaluates the Company’s investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, liquidity, and the level of interest rate risk to which the Company is exposed. These evaluations may cause Management to change the level of funds the Company deploys into investment securities and change the composition of the Company’s investment securities portfolio. In the nine months ended September 30, 2018, Management increased the holdings of corporate securities in order to improve yields without extending the duration of the bond portfolio.

At September 30, 2018, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in the Company’s internal analyses compared with the ratings assigned by the third party credit rating agencies.

During the third quarter 2018, the Atlantic hurricane season caused severe damage within many U.S. states. Management evaluated investment security exposures within the counties receiving disaster designations. The Company’s exposures are limited to municipal bond and utility provider corporate debt from issuers within South Carolina counties, the state of North Carolina and the Florida panhandle, and has determined that the storms had no material impact on the valuation of its investment securities.

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At September 30, 2018		At December 31, 2017
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Basic materials	$34,080	3%	$35,219	3%
Communications	49,408	4%	50,763	5%
Consumer, cyclical	60,562	5%	12,592	1%
Consumer, non-cyclical	179,951	14%	133,476	12%
Energy	19,554	2%	-	0%
Financial	457,986	36%	525,932	47%
Industrial	152,097	12%	129,989	12%
Technology	104,743	8%	71,708	6%
Utilities	197,230	16%	155,819	14%
Total corporate securities	$1,255,611	100%	$1,115,498	100%

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At September 30, 2018, the Company’s investment securities portfolios included securities issued by 610 state and local government municipalities and agencies located within 44 states. None of the Company’s investment securities were issued by Puerto Rican government entities. The largest exposure to any one municipality or agency was $9.2 million (fair value) represented by eight general obligation bonds.

	At September 30, 2018
	Amortized Cost	Fair Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$105,874	$106,323
Texas	56,835	56,190
New Jersey	35,583	35,411
Minnesota	29,679	29,503
Other (36 states)	274,480	271,264
Total general obligation bonds	$502,451	$498,691

Revenue bonds:
California	$36,539	$36,706
Kentucky	20,728	20,609
Iowa	15,386	15,178
Colorado	14,895	14,787
Washington	13,050	13,222
Indiana	12,539	12,486
Other (29 states)	121,084	120,262
Total revenue bonds	$234,221	$233,250
Total obligations of states and political subdivisions	$736,672	$731,941

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

At September 30, 2018 and December 31, 2017, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 22 revenue sources at September 30, 2018 and at December 31, 2017. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At September 30, 2018
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source:
Water	$48,652	$48,924
Sewer	28,390	28,432
Sales tax	28,303	28,397
Lease (renewal)	19,030	18,930
College & University	17,078	16,731
Other (17 sources)	92,768	91,836
Total revenue bonds by revenue source	$234,221	$233,250

[The remainder of this page intentionally left blank]

	At December 31, 2017
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source:
Water	$50,737	$51,854
Sewer	30,427	31,030
Sales tax	30,233	30,777
Lease (renewal)	20,007	20,235
College & University	17,230	17,087
Other (17 sources)	100,811	101,326
Total revenue bonds by revenue source	$249,445	$252,309

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

Nonperforming Assets

	At September 30,		At December 31,
	2018	2017	2017
	(In thousands)

Nonperforming nonaccrual loans	$1,611	$1,498	$1,641
Performing nonaccrual loans	3,870	4,285	4,285
Total nonaccrual loans	5,481	5,783	5,926
Accruing loans 90 or more days past due	361	434	531
Total nonperforming loans	5,842	6,217	6,457
Other real estate owned	620	1,426	1,426
Total nonperforming assets	$6,462	$7,643	$7,883

Nonperforming assets have declined during the nine months ended September 30, 2018 due to payoffs, chargeoffs and sale of Other Real Estate Owned. At September 30, 2018, one loan secured by commercial real estate with a balance of $3.9 million was on nonaccrual status. The remaining six nonaccrual loans held at September 30, 2018 had an average carrying value of $269 thousand and the largest carrying value was $769 thousand.

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

The following table summarizes the allowance for loan losses, chargeoffs and recoveries for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2018	2017	2018	2017
	($ in thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$23,040	$24,103	$23,009	$25,954
Reversal of provision for loan losses	-	-	-	(1,900)
Loans charged off
Commercial	(384)	(132)	(425)	(961)
Commercial real estate	(240)		(240)
Consumer installment and other	(845)	(886)	(3,015)	(3,783)
Total chargeoffs	(1,469)	(1,018)	(3,680)	(4,744)
Recoveries of loans previously charged off
Commercial	103	128	1,352	626
Commercial real estate	-	-	-	88
Construction	-	-	-	1,899
Consumer installment and other	353	415	1,346	1,705
Total recoveries	456	543	2,698	4,318
Net loan losses	(1,013)	(475)	(982)	(426)
Balance, end of period	$22,027	$23,628	$22,027	$23,628

Net loan losses as a percentage of average total loans (annualized)	0.34%	0.15%	0.11%	0.04%

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of September 30, 2018 is economic and business conditions $0.5 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $1.0 million, adequacy of lending Management and staff $0.9 million and concentrations of credit $1.2 million.

	Allowance for Loan Losses For the Three Months Ended September 30, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,275	$3,789	$210	$1,064	$5,943	$3,759	$23,040
(Reversal) provision	(184)	372	44	(120)	(137)	25	-
Chargeoffs	(384)	(240)	-	-	(845)	-	(1,469)
Recoveries	103	-	-	-	353	-	456
Total allowance for loan losses	$7,810	$3,921	$254	$944	$5,314	$3,784	$22,027

	Allowance for Loan Losses For the Nine Months Ended September 30, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
(Reversal) provision	(863)	312	(81)	(51)	565	118	-
Chargeoffs	(425)	(240)	-	-	(3,015)	-	(3,680)
Recoveries	1,352	-	-	-	1,346	-	2,698
Total allowance for loan losses	$7,810	$3,921	$254	$944	$5,314	$3,784	$22,027

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At September 30, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,668	$172	$-	$-	$-	$-	$4,840
Collectively evaluated for impairment	3,142	3,749	254	944	5,314	3,784	17,187
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$7,810	$3,921	$254	$944	$5,314	$3,784	$22,027
Carrying value of loans:
Individually evaluated for impairment	$10,254	$10,816	$-	$202	$-	$-	$21,272
Collectively evaluated for impairment	265,740	556,173	3,939	47,948	301,473	-	1,175,273
Purchased loans with evidence of credit deterioration	37	224	-	-	149	-	410
Total	$276,031	$567,213	$3,939	$48,150	$301,622	$-	$1,196,955

The portion of the allowance for loan losses ascribed to consumer installment and other loans decreased from December 31, 2017 to September 30, 2018 based on Management’s evaluation of a shortened loss emergence period.

Management considers the $22.0 million allowance for loan losses to be adequate as a reserve against loan losses inherent in the loan portfolio as of September 30, 2018.

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

Interest Rate Risk

Interest rate risk is a significant market risk affecting the Company. Many factors affect the Company’s exposure to interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships, and re-pricing characteristics of financial instruments. Assets and liabilities may mature or re-price at different times. Assets and liabilities may re-price at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The timing and amount of cash flows of various assets or liabilities may change as interest rates change. In addition, the changing levels of interest rates may have an impact on loan demand, demand for various deposit products, credit losses, and other elements of earnings such as account analysis fees on commercial deposit accounts and correspondent bank service charges.

The Company’s earnings are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States government and its agencies, particularly the FOMC. The monetary policies of the FOMC can influence the overall growth of loans, investment securities, and deposits and the level of interest rates earned on assets and paid for liabilities. The nature and impact of future changes in monetary policies are generally not predictable.

Management’s most likely earnings forecast for the twelve months ending September 30, 2019 assumes short-term market interest rates will gradually rise, with the extent of movement of long-term rates uncertain.

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

The Company’s asset and liability position was slightly “asset sensitive” at September 30, 2018, depending on the interest rate assumptions applied to the simulation model employed by Management to measure interest rate risk. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes. Simulation estimates depend on, and will change with, the size and mix of the actual and projected balance sheet at the time of each simulation. Management continues to monitor the interest rate environment as well as economic conditions and other factors it deems relevant in managing the Company's exposure to interest rate risk.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98 percent of funding for average total assets in the first nine months ended September 30, 2018 and in 2017. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary liquidity. The Company held $3.5 billion in total investment securities at September 30, 2018. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At September 30, 2018, such collateral requirements totaled approximately $740 million.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $32 million in the nine months ended September 30, 2018 and $41 million in 2017, and retire common stock in the amount of $524 thousand in the nine months ended September 30, 2018 and $314 thousand in 2017. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.2% in the nine months ended September 30, 2018 and 8.4% in 2017. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $13 million in the nine months ended September 30, 2018 and $25 million in 2017.

The Company paid common dividends totaling $32 million in the nine months ended September 30, 2018 and $41 million in 2017, which represent dividends per common share of $1.20 and $1.57, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 9 thousand shares valued at $524 thousand in the nine months ended September 30, 2018 and 6 thousand shares valued at $314 thousand in 2017.

The Company's primary capital resource is shareholders' equity, which was $593 million at September 30, 2018 compared with $590 million at December 31, 2017. The Company's ratio of equity to total assets was 10.72% at September 30, 2018 and 10.71% at December 31, 2017.

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

The capital ratios for the Company and the Bank under the new capital framework are presented in the tables below, on the dates indicated.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At September 30, 2018		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2018		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	16.23%	13.07%	6.375	%(1)	7.00	%(2)	6.50%
Tier I Capital	16.23%	13.07%	7.875	%(1)	8.50	%(2)	8.00%
Total Capital	16.99%	14.03%	9.875	%(1)	10.50	%(2)	10.00%
Leverage Ratio	9.40%	7.53%	4.000%		4.00%		5.00%

(1) Includes 1.875% capital conservation buffer.

(2) Includes 2.5% capital conservation buffer.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At December 31, 2017		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2017		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	15.36%	12.50%	5.75	%(3)	7.00	%(4)	6.50%
Tier I Capital	15.36%	12.50%	7.25	%(3)	8.50	%(4)	8.00%
Total Capital	16.17%	13.52%	9.25	%(3)	10.50	%(4)	10.00%
Leverage Ratio	8.86%	7.16%	4.00%		4.00%		5.00%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2018.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

[The remainder of this page intentionally left blank]

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended September 30, 2018.

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

No shares were repurchased during the period from July 1, 2018 through September 30, 2018. A replacement program approved by the Board of Directors on July 26, 2018 authorizes the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2019.

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

Date: November 2, 2018

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