Form 10-K
period 2018-12-31
WESTAMERICA BANCORPORATION
filed 2019-02-28
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2018 as reported on the NASDAQ Global Select Market, was $1,072,647,598.47 . Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 20, 2019: 26,889,495 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 25, 2019, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of any difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing or security systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of natural disasters, including earthquakes, hurricanes, fire, flood, drought, and other disasters, on the uninsured value of the Company’s assets and of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values; (13) changes in the securities markets and (14) the outcome of contingencies, such as legal proceedings. However, the reader should not consider the above-mentioned factors to be a complete set of all potential risks or uncertainties.

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

At December 31, 2018, the Company had consolidated assets of approximately $5.6 billion, deposits of approximately $4.9 billion and shareholders’ equity of approximately $616 million. The Company and its subsidiaries employed 762 full-time equivalent staff as of December 31, 2018.

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

Regulation and Supervision of Banks

The Bank is a California state-chartered Federal Reserve member bank and its deposits are insured by the FDIC. The Bank is subject to regulation, supervision and regular examination by the California Department of Business Oversight (“DBO”) and the FRB. The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of its activities and various other requirements.

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

As of December 31, 2018, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 9 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to minimum capital requirements and for the Bank the standards for well capitalized depository institutions.

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

The Company’s ability to pay dividends depends in part on the Bank’s ability to pay cash dividends to the Company. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

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

In February 2011, the FDIC adopted a final rule effective April 1, 2011 to:

(1)	Redefine the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity as required by the Dodd-Frank Act;
(2)	Change the deposit insurance assessment rates (which provide for progressively lower assessment rate schedules that will take effect when the reserve ratio exceeds 1.15%, 2%, and 2.5%) ;
(3)	Implement the Dodd-Frank Act DIF dividend provisions; and
(4)	Revise the risk-based assessment system for all “large” and “highly complex” insured depository institutions. “Large” depository institutions are defined generally as having more than $10 billion in assets and "highly complex" institutions have over $50 billion in assets and are fully owned by a parent with over $500 billion in assets. The Bank is neither a “large” nor “highly complex” institution.

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

In September 2018, the FDIC issued a Financial Institutions Letter stating the Deposit Insurance Fund Reserve Ratio reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35% ahead of the September 30, 2020, deadline required under the Dodd-Frank Act. FDIC regulations provide for two changes to deposit insurance assessments upon reaching the minimum: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large banks) will cease; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. In January 2019, the Bank, which meets the definition of a “small Bank”, was advised by the FDIC its assessment credit to be applied when the reserve ratio is at or above 1.38% is $1.4 million which will reduce future assessment expenses. The Company cannot provide any assurance as to the effect of any future changes in its deposit insurance premium rates.

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

Sarbanes-Oxley includes very specific additional disclosure requirements and corporate governance rules, required the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues. Sarbanes-Oxley represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees and public company shareholders. Sarbanes-Oxley addresses, among other matters: (i) independent audit committees for reporting companies whose securities are listed on national exchanges or automated quotation systems and expanded duties and responsibilities for audit committees; (ii) certification of financial statements by the chief executive officer and the chief financial officer; (iii) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (iv) a prohibition on insider trading during pension plan blackout periods; (v) disclosure of off-balance sheet transactions; (vi) a prohibition on personal loans to directors and officers under most circumstances with exceptions for certain normal course transactions by regulated financial institutions; (vii) expedited electronic filing requirements related to trading by insiders in an issuer’s securities on Form 4; (viii) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (ix) accelerated filing of periodic reports; (x) the formation of the Public Company Accounting Oversight Board (“PCAOB”) to regulate public accounting firms and the audit of public companies that are subject to the securities laws; (xi) auditor independence; (xii) internal control evaluation and reporting; and (xiii) various increased criminal penalties for violations of securities laws.

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

Competition

The Bank’s principal competitors for deposits and loans are major banks and smaller community banks, savings and loan associations and credit unions. To a lesser extent, competitors include thrift and loans, mortgage brokerage companies and insurance companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and certain retail establishments offer investment vehicles that also compete with banks for deposit business. Federal legislation in recent years has encouraged competition between different types of financial institutions and fostered new entrants into the financial services market.

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

Capital market conditions, including interest rates, liquidity, investor confidence, bond issuer credit worthiness, perceived counter-party risk, the supply of and demand for financial instruments, the financial strength of market participants, and other factors can materially impact the value of the Company’s assets. An impairment in the value of the Company’s assets could result in asset write-downs, reducing the Company’s asset values, earnings, and equity.

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

Shares of Company common stock eligible for future sale or grant of stock options and other equity awards could have a dilutive effect on the market for Company common stock and could adversely affect the market price.

The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 26.7 million shares of common stock were outstanding at December 31, 2018. Pursuant to its stock option plans, at December 31, 2018, the Company had outstanding options for 946 thousand shares of common stock, of which 457 thousand were currently exercisable. As of December 31, 2018, 713 thousand shares of Company common stock remained available for grants under the Company’s equity incentive plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

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

The Company repurchases and retires its common stock in accordance with Board of Directors-approved share repurchase programs. At December 31, 2018, approximately 1.8 million shares remained available to repurchase under such plans. The Company has been active in repurchasing and retiring shares of its common stock when alternative uses of excess capital, such as acquisitions, have been limited. The Company could repurchase shares of its common stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were effected at lower prices.

Risks Related to the Nature and Geographical Location of the Company’s Business

The Company invests in loans that contain inherent credit risks that may cause the Company to incur losses.

The risk that borrowers may not pay interest or repay their loans as agreed is an inherent risk of the banking business. The company mitigates this risk by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. Nonetheless, the Company may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves. The Company can provide no assurance that the credit quality of the loan portfolio will not deteriorate in the future and that such deterioration will not adversely affect the Company or its results of operations.

The Company’s operations are concentrated geographically in California, and poor economic conditions may cause the Company to incur losses.

Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2018, real estate served as the principal source of collateral with respect to approximately 55% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. The California economy was severely affected by the recessionary period of 2008 to 2009. Much of the California real estate market experienced a decline in values of varying degrees. This decline had an adverse impact on the business of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans. Generally, the counties surrounding and near San Francisco Bay have recovered more soundly from the recent recession than counties in the California “Central Valley,” from Sacramento in the north to Bakersfield in the south. Approximately 22% of the Company’s loans are to borrowers in the California “Central Valley.” Economic conditions in California’s diverse geographic markets can be vastly different and are subject to various uncertainties, including the condition of the construction and real estate sectors, the effect of drought on the agricultural sector and its infrastructure, and the California state and municipal governments’ budgetary and fiscal conditions. The Company can provide no assurance that conditions in any sector or geographic market of the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.

The markets in which the Company operates are subject to the risk of earthquakes, fires, storms and other natural disasters.

All of the properties of the Company are located in California. Also, most of the real and personal properties which currently secure a majority of the Company’s loans are located in California. Further, the Company invests in securities issued by companies and municipalities operating throughout the United States, and in mortgage-backed securities collateralized by real property located throughout the United States. California and other regions of the United States are prone to earthquakes, brush and wildfires, flooding, drought and other natural disasters. In addition to possibly sustaining uninsured damage to its own properties, if there is a major earthquake, flood, drought, fire or other natural disaster, the Company faces the risk that many of its debtors may experience uninsured property losses, or sustained business or employment interruption and/or loss which may materially impair their ability to meet the terms of their debt obligations. A major earthquake, flood, prolonged drought, fire or other natural disaster in California or other regions of the United States could have a material adverse effect on the Company’s business, financial condition, results of operations and cash flows.

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

Following the recessions of 2008 and 2009, the FRB provided vast amounts of liquidity into the banking system. The FRB purchased large quantities of U.S. government securities, including agency-backed mortgage securities, increasing the demand for such securities thereby reducing interest rates. Interest rates remained historically low through 2016 as the monetary policy of the Federal Open Market Committee (the “FOMC”) was highly accommodative. The FRB began reducing these asset purchase activities in the fourth quarter 2013 and the FOMC began removing monetary stimulus in December 2016 and has increased the federal funds rate by 2.00 percent to 2.50 percent through December 2018. The raised target range for the federal funds rate could reduce liquidity in the markets and cause interest rates to rise, thereby increasing funding costs to the Bank, reducing the availability of funds to the Bank to finance its existing operations, and causing fixed-rate investment securities and loans to decline in value.

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

A new accounting standard will significantly change the manner in which the Company recognizes credit losses and may have a material impact on the Company’s results of operations, financial condition or liquidity.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting update, FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU changes the accounting for estimates for credit losses related to financial assets measured at amortized cost and certain other contracts. The ASU replaces the currently incurred loss model with model based on current expected credit loss (“CECL”), which will accelerate recognition of credit losses. Additionally credit losses relating to debt securities available-for-sale will be recorded through an allowance for credit losses under the new standard. The Company will be required to adopt the ASU provisions on January 1, 2010. The ASU will significantly change the manner in which the Company determines the adequacy of its allowance for loan losses. The Company is evaluating the impact the CECL model will have, but the Company may recognize a one-time cumulative-effect adjustment to its allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective. Any required adjustment to the allowance for loan losses resulting from this change in methodology will be accomplished through an offsetting after-tax-adjustment to shareholders’ equity. Moreover, the CECL model may create more volatility in the level of the allowance for loan losses after adoption. If the Company is required to materially increase the level of its allowance for loan losses for any reason, such increase could adversely affect its business, financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Branch Offices and Facilities

Westamerica Bank is engaged in the banking business through 80 branch offices in 21 counties in Northern and Central California. WAB believes all of its offices are constructed and equipped to meet prescribed security requirements.

The Company owns 28 banking office locations and one centralized administrative service center facility and leases 58 facilities.  Most of the leases contain renewal options and provisions for rental increases, principally for changes in the cost of living index, and for changes in other operating costs such as property taxes and maintenance.

ITEM 3. LEGAL PROCEEDINGS

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount can be reasonably estimated. In the third quarter 2018, the Company achieved a mediated settlement to dismiss a lawsuit, subject to court approval, and accrued a liability for $3,500 thousand.

The Company has determined that it will be obligated to provide refunds of revenue recognized in years prior to 2017 to some customers. The Company estimates the probable amount of these obligations will be $5,542 thousand and accrued a liability for such amount in 2017; the estimated liability is subject to revision.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “WABC”. The following table shows the high and the low sales prices for the common stock, for each quarter, as reported by NASDAQ:

	High	Low
2018:
First quarter	$62.52	$55.72
Second quarter	60.68	55.81
Third quarter	64.52	57.56
Fourth quarter	63.20	52.75
2017:
First quarter	$64.07	$54.12
Second quarter	57.78	51.31
Third quarter	59.54	49.54
Fourth quarter	63.03	53.96

As of January 31, 2019, there were approximately 5,500 shareholders of record of the Company’s common stock.

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

[The remainder of this page intentionally left blank]

Stock performance

The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2018 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2008 and reinvestment of all dividends.

	December 31,
	2008	2009	2010	2011	2012	2013
Westamerica Bancorporation (WABC)	$100.00	$111.42	$114.64	$93.54	$93.76	$128.29
S&P 500 (SPX)	100.00	126.47	145.55	148.59	172.34	228.11
NASDAQ Bank Index (CBNK)	100.00	83.71	95.57	85.53	101.55	143.89

	December 31,
	2014	2015	2016	2017	2018
Westamerica Bancorporation (WABC)	$114.86	$109.95	$152.39	$143.47	$134.59
S&P 500 (SPX)	259.26	257.61	288.10	343.35	322.05
NASDAQ Bank Index (CBNK)	150.96	161.07	221.80	228.93	188.40

[The remainder of this page intentionally left blank]

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2018 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2013 and reinvestment of all dividends.

	December 31,
	2013	2014	2015	2016	2017	2018
Westamerica Bancorporation (WABC)	$100.00	$89.53	$85.71	$118.79	$111.83	$104.91
S&P 500 (SPX)	100.00	113.65	112.93	126.30	150.52	141.18
NASDAQ Bank Index (CBNK)	100.00	104.91	111.94	154.15	159.10	130.93

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended December 31, 2018 (in thousands, except per share data).

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

No shares were repurchased during the period from October 1, 2018 through December 31, 2018. A program approved by the Board of Directors on July 26, 2018 authorizes the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2019.

[The remainder of this page intentionally left blank]

ITEM 6. SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2018 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and other information included elsewhere herein.

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data and ratios)
Interest and loan fee income	$151,723	$138,312	$135,919	$136,529	$140,209
Interest expense	1,959	1,900	2,116	2,424	3,444
Net interest and loan fee income	149,764	136,412	133,803	134,105	136,765
(Reversal of) provision for loan losses	-	(1,900)	(3,200)	-	2,800
Noninterest income:
Equity securities (losses) gains	(52)	7,955	-	-	-
Other noninterest income	48,201	48,673	46,574	47,867	51,787
Total noninterest income	48,149	56,628	46,574	47,867	51,787
Noninterest expense:
Loss contingency	3,500	5,542	3	-	-
Other noninterest expense	103,416	102,226	103,617	105,300	106,799
Total noninterest expense	106,916	107,768	103,620	105,300	106,799
Income before income taxes	90,997	87,172	79,957	76,672	78,953
Income tax provision	19,433	37,147	21,104	17,919	18,307
Net income	$71,564	$50,025	$58,853	$58,753	$60,646

Average common shares outstanding	26,649	26,291	25,612	25,555	26,099
Average diluted common shares outstanding	26,756	26,419	25,678	25,577	26,160
Common shares outstanding at December 31,	26,730	26,425	25,907	25,528	25,745

Per common share:
Basic earnings	$2.69	$1.90	$2.30	$2.30	$2.32
Diluted earnings	2.67	1.89	2.29	2.30	2.32
Book value at December 31,	23.03	22.34	21.67	20.85	20.45

Financial ratios:
Return on assets	1.27%	0.92%	1.12%	1.16%	1.22%
Return on common equity	11.35%	8.39%	10.85%	11.32%	11.57%
Net interest margin (FTE)(1)	2.98%	2.95%	3.03%	3.36%	3.70%
Net loan losses to average loans	0.14%	0.08%	0.04%	0.11%	0.17%
Efficiency ratio(2)	52.52%	52.51%	53.55%	53.69%	52.24%
Equity to assets	11.05%	10.71%	10.46%	10.30%	10.46%

Period end balances:
Assets	$5,568,526	$5,513,046	$5,366,083	$5,168,875	$5,035,724
Loans	1,207,202	1,287,982	1,352,711	1,533,396	1,700,290
Allowance for loan losses	21,351	23,009	25,954	29,771	31,485
Investment securities	3,641,026	3,352,371	3,237,070	2,886,291	2,639,439
Deposits	4,866,839	4,827,613	4,704,741	4,540,659	4,349,191
Identifiable intangible assets and goodwill	123,602	125,523	128,600	132,104	135,960
Short-term borrowed funds	51,247	58,471	59,078	53,028	89,784
Federal Home Loan Bank advances	-	-	-	-	20,015
Shareholders' equity	615,591	590,239	561,367	532,205	526,603

Capital ratios at period end:
Total risk based capital	17.03%	16.17%	15.95%	13.39%	14.54%
Tangible equity to tangible assets	9.04%	8.63%	8.26%	7.94%	7.97%

Dividends paid per common share	$1.60	$1.57	$1.56	$1.53	$1.52
Common dividend payout ratio	60%	83%	68%	67%	66%

(1)	Yields on securities and certain loans have been adjusted upward to a "fully taxable equivalent" ("FTE") basis in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

(2)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on an FTE basis and noninterest income).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 48 through 90, as well as with the other information presented throughout this Report.

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

Financial Overview

Westamerica Bancorporation and subsidiaries’ (collectively, the “Company”) reported net income of $71.6 million or $2.67 diluted earnings per common share (“EPS”) in 2018. The 2018 results include a $585 thousand tax-exempt life insurance policy gain and a $3.5 million loss contingency settlement, which on an aggregate basis reduced EPS $0.07. In 2018, the Company achieved a mediated settlement to dismiss a lawsuit, subject to court approval, and accrued a liability for such amount. The 2018 results compare to net income of $50.0 million or $1.89 EPS for the year ended December 31, 2017 and net income of $58.9 million or $2.29 EPS for the year ended December 31, 2016. The 2017 results include $12.3 million in adjustments to net deferred tax asset values triggered by enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which reduced EPS $0.48, recognition of a $5.5 million loss contingency, which reduced EPS $0.12, and securities gains of $8.0 million, which increased EPS $0.18.

The Company’s principal source of revenue is net interest and loan fee income, which represents interest and fees earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). Market interest rates declined considerably following the recession of 2008 and 2009. Interest rates remained historically low through 2016 as the monetary policy of the Federal Open Market Committee (the “FOMC”) was highly accommodative. During this period, Management avoided originating long-dated, low-yielding loans given the potential impact of such assets on forward earning potential; as a result, loans declined and investment securities increased. The changed composition of the earning assets and low market interest rates pressured the net interest margin to lower levels. The FOMC began removing monetary stimulus in December 2016 and has increased the federal funds rate by 2.00 percent to 2.50 percent through December 2018, although longer-term rates have not increased by a similar magnitude. This recent increase in market interest rates has begun benefiting the Company’s earning asset yields. However, the rising market rates have not resulted in higher rates paid on deposits. The funding source of the Company’s earning assets is primarily customer deposits. The Company’s long-term strategy includes maximizing checking and savings deposits as these types of deposits are lower-cost and less sensitive to changes in interest rates compared to time deposits. The 2018 average volume of checking and savings deposits was 95 .6 percent of average total deposits.

Credit quality remained solid with nonperforming assets totaling $5.8 million at December 31, 2018 and net chargeoffs of $1.7 million in 2018. The Company did not recognize a provision for loan losses in 2018.

The Company presents its net interest margin and net interest income on an FTE basis using the current statutory federal tax rate. Management believes the FTE basis is valuable to the reader because the Company’s loan and investment securities portfolios contain a relatively large portion of municipal loans and securities that are federally tax exempt. The Company’s tax exempt loans and securities composition may not be similar to that of other banks, therefore in order to reflect the impact of the federally tax exempt loans and securities on the net interest margin and net interest income for comparability with other banks, the Company presents its net interest margin and net interest income on an FTE basis. Yields on tax-exempt securities and loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the federal statutory tax rate of 35% for 2017 and 2016. Due to the Act, the federal tax rate became 21% for 2018; as such, the upward adjustment to reflect the effect of income exempt from federal taxation is lower in 2018.

The Company’s significant accounting policies (see Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements below) are fundamental to understanding the Company’s results of operations and financial condition. The Company adopted the FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting effective January 1, 2017. The 2018 and 2017 results reflect the Company’s prospective adoption of ASU 2016-09; the 2018 and 2017 income tax provision was $737 thousand and $698 thousand, respectively, lower than would have been under accounting standards prior to the adoption of ASU 2016-09.

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Years Ended December 31,
	2018	2017	2016
	($ in thousands, except per share data)
Net interest and loan fee income	$149,764	$136,412	$133,803
FTE adjustment	5,646	12,182	13,142
Net interest and loan fee income (FTE)	155,410	148,594	146,945
Reversal of (provision for) loan losses	-	1,900	3,200
Noninterest income	48,149	56,628	46,574
Noninterest expense	(106,916)	(107,768)	(103,620)
Income before income taxes (FTE)	96,643	99,354	93,099
Income taxes (FTE)	(25,079)	(49,329)	(34,246)
Net income	$71,564	$50,025	$58,853

Net income per average fully-diluted common share	$2.67	$1.89	$2.29
Net income as a percentage of average shareholders' equity	11.35%	8.39%	10.85%
Net income as a percentage of average total assets	1.27%	0.92%	1.12%

Comparing 2018 with 2017, net income increased $21.5 million. Net interest and loan fee income increased in 2018 compared with 2017 mostly attributable to higher average balances of investments and higher yields on earning assets as market interest rates rose. The increase was offset by lower average balances of loans. Net interest and loan fee income (FTE) in 2018 included a lower FTE adjustment than in 2017 due to the reduced federal corporate tax as a result of enactment of the Act. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. In 2018, noninterest income decreased $8.5 million compared with 2017 because 2017 results included $8.0 million in gains of sale of securities. The non-FTE book tax provision for 2018, which reflected the tax-exempt nature of a $585 thousand life insurance policy gain, was $19.4 million compared with $37.1 million for 2017, representing effective tax rates of 21.4% and 42.6%, respectively. The non-FTE book tax provision for 2017 includes $12.3 million in adjustments to net deferred tax asset values triggered by enactment of the Act. The federal statutory tax rate was reduced from 35% in 2017 to 21% in 2018 due to the Act. The non-FTE book tax provisions for 2018 and 2017 include tax benefits of $737 thousand and $698 thousand, respectively, for tax deductions from the exercise of employee stock options which exceed related compensation expenses recognized in the financial statements.

Comparing 2017 with 2016, net income decreased $8.8 million. Net interest and loan fee income increased in 2017 compared with 2016 mostly attributable to higher average balances of investments and higher net yield on taxable investments and interest-bearing cash, offset by lower average balances of loans and lower yields on those loans. The Company recorded a $1.9 million reversal of provision for loan losses in 2017 and a $3.2 million reversal of provision for loan losses in 2016, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest income increased in 2017 compared with 2016 because 2017 included $8.0 million in gains on sale of securities and higher income from merchant processing services, partially offset by lower service charges on deposit accounts. Noninterest expense increased due to a $5.5 million loss contingency and an impairment charge of tax credit investments, partially offset by reductions in professional fees. The non-FTE tax book provision for 2017 was higher than in 2016 primarily due to a $12.3 million charge to re-measure the Company’s net deferred tax asset triggered by enactment of the Act. The 2017 income tax provision was $698 thousand lower than it would have been under accounting standards prior to the adoption of ASU 2016-09.

Net Interest and Loan Fee Income (FTE)

The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investment securities and interest expense paid on interest-bearing deposits and other borrowings.

Components of Net Interest and Loan Fee Income (FTE)

	For the Years Ended December 31,
	2018	2017	2016
	($ in thousands)
Interest and loan fee income	$151,723	$138,312	$135,919
Interest expense	(1,959)	(1,900)	(2,116)
Net interest and loan fee income	149,764	136,412	133,803
FTE adjustment	5,646	12,182	13,142
Net interest and loan fee income (FTE)	$155,410	$148,594	$146,945

Net interest margin (FTE)	2.98%	2.95%	3.03%

Comparing 2018 with 2017, net interest and loan fee income increased $13.4 million due to higher average balances of investments (up $270 million) and higher yield on interest earning assets (up 0.03%), offset by lower average balances of loans (down $106 million). The FTE adjustment was lower in 2018 compared with 2017 mainly due to the reduced federal corporate tax rate as a result of enactment of the Act.

Comparing 2017 with 2016, net interest and loan fee income increased $2.6 million mostly due to higher average balances of investments (up $255 million) and higher yield on taxable investments (up 0.13%) and interest-bearing cash (up 0.59%), offset by lower average balances of loans (down $109 million) and lower net yield on those loans (down 0.16%).

The yield on earning assets (FTE) was 3.02% in 2018 and 2.99% in 2017, 3.08% in 2016. The 2018 yield on earning assets (FTE) reflected higher market interest rates which offset the impact of the reduced FTE adjustment.

The Company’s funding cost was 0.04% in 2018 compared with 0.04% in 2017 and 0.05% in 2016. Average balances of time deposits declined $58 million from 2016 to 2018 while lower-cost checking and savings deposits grew 8% in the same period. Average balances of checking and saving deposits accounted for 95.6% of average total deposits in 2018 compared with 94.8% in 2017 and 94.1% in 2016.

[The remainder of this page intentionally left blank]

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present information regarding the consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income earned from average interest earning assets and the resulting yields, and the amounts of interest expense incurred on average interest-bearing liabilities and the resulting rates. Average loan balances include nonperforming loans. Interest income includes reversal of previously accrued interest on loans placed on non-accrual status during the period and proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income and accretion of purchased loan discounts. Yields on tax-exempt securities and loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the federal statutory tax rate of 35 percent for 2016 and 2017. Due to the Tax Cuts and Jobs Act of 2017, the federal tax rate is 21 percent for 2018; as such, the upward adjustment to reflect the effect of income exempt from federal taxation is lower in 2018.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2018
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,830,075	$65,330	2.31%
Tax-exempt (1)	747,522	24,610	3.29%
Total investments (1)	3,577,597	89,940	2.51%
Loans:
Taxable	1,153,549	57,240	4.96%
Tax-exempt (1)	55,618	2,264	4.07%
Total loans (1)	1,209,167	59,504	4.92%
Total interest bearing cash	425,871	7,925	1.86%
Total interest-earning assets (1)	5,212,635	157,369	3.02%
Other assets	407,983
Total assets	$5,620,618

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,209,924	$-	-%
Savings and interest-bearing transaction	2,447,652	1,275	0.05%
Time less than $100,000	119,586	279	0.23%
Time $100,000 or more	94,919	368	0.39%
Total interest-bearing deposits	2,662,157	1,922	0.07%
Short-term borrowed funds	59,992	37	0.06%
Total interest-bearing liabilities	2,722,149	1,959	0.07%
Other liabilities	57,848
Shareholders' equity	630,697
Total liabilities and shareholders' equity	$5,620,618
Net interest spread (1) (2)			2.95%
Net interest and fee income and interest margin (1) (3)		$155,410	2.98%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2017
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,498,001	$51,445	2.06%
Tax-exempt (1)	809,136	31,737	3.92%
Total investments (1)	3,307,137	83,182	2.52%
Loans:
Taxable	1,252,474	59,700	4.77%
Tax-exempt (1)	62,728	3,136	5.00%
Total loans (1)	1,315,202	62,836	4.78%
Total interest bearing cash	406,034	4,476	1.10%
Total interest-earning assets (1)	5,028,373	150,494	2.99%
Other assets	411,309
Total assets	$5,439,682

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,095,522	$-	-%
Savings and interest-bearing transaction	2,380,841	1,123	0.05%
Time less than $100,000	136,324	318	0.23%
Time $100,000 or more	109,563	415	0.38%
Total interest-bearing deposits	2,626,728	1,856	0.07%
Short-term borrowed funds	69,671	44	0.06%
Total interest-bearing liabilities	2,696,399	1,900	0.07%
Other liabilities	51,405
Shareholders' equity	596,356
Total liabilities and shareholders' equity	$5,439,682
Net interest spread (1) (2)			2.92%
Net interest and fee income and interest margin (1) (3)		$148,594	2.95%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2016
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,212,234	$42,718	1.93%
Tax-exempt (1)	840,262	34,103	4.06%
Total investments (1)	3,052,496	76,821	2.52%
Loans:
Taxable	1,356,417	66,842	4.93%
Tax-exempt (1)	67,842	3,530	5.20%
Total loans (1)	1,424,259	70,372	4.94%
Total interest bearing cash	365,243	1,868	0.51%
Total interest-earning assets (1)	4,841,998	149,061	3.08%
Other assets	404,146
Total assets	$5,246,144

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,026,939	$-	-%
Savings and interest-bearing transaction	2,290,640	1,166	0.05%
Time less than $100,000	154,022	402	0.26%
Time $100,000 or more	118,750	509	0.43%
Total interest-bearing deposits	2,563,412	2,077	0.08%
Short-term borrowed funds	61,276	39	0.06%
Total interest-bearing liabilities	2,624,688	2,116	0.08%
Other liabilities	52,216
Shareholders' equity	542,301
Total liabilities and shareholders' equity	$5,246,144
Net interest spread (1) (2)			3.00%
Net interest and fee income and interest margin (1) (3)		$146,945	3.03%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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

Summary of Changes in Interest Income and Expense

	For the Year Ended December 31, 2018
	Compared with
	For the Year Ended December 31, 2017
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$6,839	$7,046	$13,885
Tax-exempt (1)	(2,417)	(4,710)	(7,127)
Total investments (1)	4,422	2,336	6,758
Loans:
Taxable	(4,715)	2,255	(2,460)
Tax-exempt (1)	(355)	(517)	(872)
Total loans (1)	(5,070)	1,738	(3,332)
Total interest bearing cash	219	3,230	3,449
Total (decrease) in interest and loan fee income (1)	(429)	7,304	6,875
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	32	120	152
Time less than $100,000	(39)	-	(39)
Time $100,000 or more	(55)	8	(47)
Total interest-bearing deposits	(62)	128	66
Short-term borrowed funds	(7)	-	(7)
Total (decrease) increase in interest expense	(69)	128	59
(Decrease) increase in net interest and loan fee income (1)	$(360)	$7,176	$6,816

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Year Ended December 31, 2017
	Compared with
	For the Year Ended December 31, 2016
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$5,518	$3,209	$8,727
Tax-exempt (1)	(1,263)	(1,103)	(2,366)
Total investments (1)	4,255	2,106	6,361
Loans:
Taxable	(5,118)	(2,024)	(7,142)
Tax-exempt (1)	(266)	(128)	(394)
Total loans (1)	(5,384)	(2,152)	(7,536)
Total interest bearing cash	209	2,399	2,608
Total (decrease) increase in interest and loan fee income (1)	(920)	2,353	1,433
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	46	(89)	(43)
Time less than $100,000	(46)	(38)	(84)
Time $100,000 or more	(39)	(55)	(94)
Total interest-bearing deposits	(39)	(182)	(221)
Short-term borrowed funds	5	-	5
Total decrease in interest expense	(34)	(182)	(216)
(Decrease) increase in net interest and loan fee income (1)	$(886)	$2,535	$1,649

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

Provision for Loan Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for loan losses reflects Management's assessment of credit risk in the loan portfolio during each of the periods presented.

The Company provided no provision for loan losses in 2018. The Company recorded a reversal of the provision for loan losses of $1.9 million in 2017 and $3.2 million in 2016. Classified loans declined $9.3 million (which included nonperforming loans of $4.9 million) in 2018. The provision for loan losses was zero in 2018, reflecting Management's evaluation of losses inherent in the loan portfolio. At December 31, 2018, the Company had $5.7 million in residential real estate secured loans which are indemnified from loss by the FDIC up to eighty percent of principal; the indemnification expired February 6, 2019. For further information regarding credit risk, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

Components of Noninterest Income

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Service charges on deposit accounts	$18,508	$19,612	$20,854
Merchant processing services	9,630	8,426	6,377
Debit card fees	6,643	6,421	6,290
Trust fees	2,938	2,875	2,686
ATM processing fees	2,752	2,610	2,411
Other service fees	2,567	2,584	2,571
Life insurance gains	585	-	-
Financial services commissions	499	639	568
Equity securities (losses) gains	(52)	7,955	-
Other noninterest income	4,079	5,506	4,817
Total Noninterest Income	$48,149	$56,628	$46,574

In 2018, noninterest income decreased $8.5 million compared with 2017 primarily because 2017 results included $8.0 million in gains on sale of securities. Service charges on deposit accounts decreased $1.1 million due to declines in fees for overdrafts, checking accounts and analyzed accounts. The decreases in other noninterest income were partially offset by an increase in merchant processing services fees of $1.2 million due to successful sales efforts and higher transaction volumes and a $585 thousand life insurance gain in 2018.

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

Noninterest Expense

Components of Noninterest Expense

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Salaries and related benefits	$53,007	$51,519	$51,507
Occupancy and equipment	19,679	19,430	19,017
Outsourced data processing services	9,229	9,035	8,505
Loss contingency	3,500	5,542	3
Professional fees	2,842	2,161	3,980
Amortization of identifiable intangibles	1,921	3,077	3,504
Courier service	1,779	1,732	1,952
Impairment of tax credit investments	-	625	-
Other noninterest expense	14,959	14,647	15,152
Total Noninterest Expense	$106,916	$107,768	$103,620

In 2018, noninterest expense decreased $852 thousand compared with 2017. The 2018 noninterest expense included a $3.5 million mediated settlement to dismiss a lawsuit, subject to court approval. The 2017 noninterest expense included a $5.5 million loss contingency and a $625 thousand impairment of low income housing limited partnership investments due to enactment of the Act. The 2017 loss contingency represents the Company’s estimated refunds to customers of revenue recognized in prior years. Salaries and related benefits increased $1.5 million primarily due to the annual merit increase cycle and higher incentives and employee benefit costs. Professional fees increased $681 thousand due to higher legal and consulting fees. Amortization of intangibles decreased $1.2 million as assets are amortized on a declining balance method.

In 2017, noninterest expense increased $4.1 million compared with 2016. The 2017 noninterest expense included a $5.5 million loss contingency and a $625 thousand impairment of low income housing limited partnership investments due to enactment of the Act. The loss contingency represents the Company’s estimated refunds to customers of revenue recognized in prior years. Expenses for occupancy and equipment increased $413 thousand due to technology upgrades. Outsourced data processing services expense increased $530 thousand primarily due to additional processing services. Professional fees decreased $1.8 million due to lower legal fees associated with nonperforming assets. Amortization of intangibles decreased $427 thousand as assets are amortized on a declining balance method. Other noninterest expense decreased $505 thousand primarily due to lower insurance premiums.

Provision for Income Tax

The Company’s income tax provision was $19.4 million in 2018 compared with $37.1 million in 2017 and $21.1 million in 2016, representing effective tax rates of 21.4%, 42.6% and 26.4%, respectively. The 2017 income tax provision included a $12.3 million charge to re-measure the Company’s net deferred tax asset triggered by enactment of the Tax Cuts and Jobs Act of 2017. The book tax provisions for 2018 and 2017 include tax benefits of $737 thousand and $698 thousand, respectively, for tax deductions from the exercise of employee stock options which exceed related compensation expenses recognized in the financial statements. The lower effective tax rate for 2018 reflects a reduction in the federal corporate tax rate as a result of enactment of the Act and the tax-exempt nature of a $585 thousand life insurance policy gain.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by the U.S. Treasury, U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, and other securities.

Management has increased the investment securities portfolio in response to deposit growth and loan volume declines. The average carrying value of the Company’s investment securities portfolio was $3.6 billion for the year ended December 31, 2018 compared with $3.4 billion for the year ended December 31, 2017.

Management continually evaluates the Company’s investment securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, liquidity, and the level of interest rate risk to which the Company is exposed. These evaluations may cause Management to change the level of funds the Company deploys into investment securities and change the composition of the Company’s investment securities portfolio. In the year ended December 31, 2018, Management increased the holdings of corporate securities in order to improve yields without extending the duration of the bond portfolio.

At December 31, 2018, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in the Company’s internal analyses compared with the ratings assigned by the third party credit rating agencies.

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

Effective January 1, 2018, upon adoption of ASU 2016-01, equity securities included in the Company’s available for sale portfolio of $1,800 thousand were reclassified to equity securities. The reclassification of equity securities resulted in recording a cumulative effect adjustment to decrease retained earnings by $142 thousand, net of tax.

At December 31, 2018, the market value of equity securities was $1,747 thousand. During the year ended December 31, 2018, the Company recognized gross unrealized holding losses of $52 thousand in earnings.

The following table shows the fair value carrying amount of the Company’s equity securities and debt securities available for sale as of the dates indicated:

	At December 31,
	2018	2017	2016
	(In thousands)
Equity securities:
Mutual funds	$1,747	$1,800	$1,815
FHLMC(1) and FNMA stock(2)	-	-	10,869
Other securities	-	-	656
Total equity securities	1,747	1,800	13,340
Debt securities available for sale:
U.S. Treasury securities	139,574	-	-
Securities of U.S. Government sponsored entities	164,018	119,319	138,660
Agency residential mortgage-backed securities (MBS)	853,871	767,706	691,499
Non-agency residential MBS	114	154	271
Agency commercial MBS	1,842	2,219	-
Securities of U.S. Government entities	1,119	1,590	2,025
Obligations of states and political subdivisions	179,091	185,221	183,411
Asset-backed securities	-	-	695
Corporate securities	1,315,041	1,115,498	860,857
Total debt securities available for sale	2,654,670	2,191,707	1,877,418
Total	$2,656,417	$2,193,507	$1,890,758

(1) Federal Home Loan Mortgage Corporation

(2) Federal National Mortgage Association

The following table sets forth the relative maturities and contractual yields of the Company’s debt securities available for sale (stated at fair value) at December 31, 2018. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Debt Securities Available for Sale Maturity Distribution

	At December 31, 2018
	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
	($ in thousands)
U.S. Treasury securities	$139,574	$-	$-	$-	$-	$139,574
Interest rate	2.33%	-%	-%	-%	-%	2.33%
Securities of U.S. Government sponsored entities	990	163,028	-	-	-	164,018
Interest rate	2.00%	2.28%	-%	-%	-%	2.28%
Securities of U.S. Government entities	-	-	1,119	-	-	1,119
Interest rate	-%	-%	3.49%	-%	-%	3.49%
Obligations of states and political subdivisions	17,774	39,589	84,758	36,970	-	179,091
Interest rate	2.61%	4.27%	4.34%	2.91%	-%	3.74%
Corporate securities	103,638	1,211,403	-	-	-	1,315,041
Interest rate	2.28%	2.72%	-%	-%	-%	2.69%
Subtotal	261,976	1,414,020	85,877	36,970	-	1,798,843
Interest rate	2.33%	2.71%	4.33%	2.91%	-%	2.73%
MBS	-	-	-	-	855,827	855,827
Interest rate	-%	-%	-%	-%	2.28%	2.28%
Total	$261,976	$1,414,020	$85,877	$36,970	$855,827	$2,654,670
Interest rate	2.33%	2.71%	4.33%	2.91%	2.28%	2.55%

The following table shows the amortized cost carrying amount and fair value of the Company’s debt securities held to maturity as of the dates indicated:

	At December 31,
	2018	2017	2016
	(In thousands)
Securities of U.S. Government sponsored entities	$-	$-	$581
Agency residential MBS	447,332	545,883	668,235
Non-agency residential MBS	3,387	4,462	5,370
Agency commercial MBS	-	9,041	9,332
Obligations of states and political subdivisions	533,890	599,478	662,794
Total	$984,609	$1,158,864	$1,346,312
Fair value	$971,445	$1,155,342	$1,340,741

The following table sets forth the relative maturities and contractual yields of the Company’s debt securities held to maturity at December 31, 2018. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Debt Securities Held to Maturity Maturity Distribution

	At December 31, 2018
	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
	($ in thousands)
Obligations of states and political subdivisions	$86,172	$214,137	$232,544	$1,037	$-	$533,890
Interest rate	2.15%	2.73%	3.62%	3.53%	-%	3.00%
MBS	-	-	-	-	450,719	450,719
Interest rate	-%	-%	-%	-%	2.07%	2.07%
Total	$86,172	$214,137	$232,544	$1,037	$450,719	$984,609
Interest rate	2.15%	2.73%	3.62%	3.53%	2.07%	2.58%

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At December 31,
	2018		2017
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Basic materials	$30,410	2%	$35,219	3%
Communications	49,642	4%	50,763	5%
Consumer, cyclical	58,430	5%	12,592	1%
Consumer, non-cyclical	169,851	13%	133,476	12%
Energy	19,668	1%	-	0%
Financial	531,512	40%	525,932	47%
Industrial	152,636	12%	129,989	12%
Technology	105,324	8%	71,708	6%
Utilities	197,568	15%	155,819	14%
Total corporate securities	$1,315,041	100%	$1,115,498	100%

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At December 31, 2018, the Company’s investment securities portfolios included securities issued by 583 state and local government municipalities and agencies located within 43 states. None of the Company’s investment securities were issued by Puerto Rican government entities. The largest exposure to any one municipality or agency was $9.3 million (fair value) represented by eight general obligation bonds.

	At December 31, 2018
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$104,607	$105,730
Texas	56,653	56,286
New Jersey	35,501	35,527
Minnesota	29,609	29,593
Other (35 states)	267,402	266,136
Total general obligation bonds	$493,772	$493,272

Revenue bonds:
California	$35,164	$35,399
Kentucky	19,320	19,328
Colorado	14,564	14,539
Washington	13,034	13,228
Iowa	13,202	13,052
Indiana	12,007	12,034
Other (28 states)	113,047	112,805
Total revenue bonds	$220,338	$220,385
Total obligations of states and political subdivisions	$714,110	$713,657

[The remainder of this page intentionally left blank]

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

At December 31, 2018 and 2017, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 22 revenue sources at December 31, 2018 and at December 31, 2017. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At December 31, 2018
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$46,326	$46,671
Sales tax	28,264	28,517
Sewer	28,335	28,502
Lease (renewal)	17,013	17,051
College & University	13,919	13,714
Other (17 sources)	86,481	85,930
Total revenue bonds by revenue source	$220,338	$220,385

[The remainder of this page intentionally left blank]

	At December 31, 2017
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$50,737	$51,854
Sewer	30,427	31,030
Sales tax	30,233	30,777
Lease (renewal)	20,007	20,235
College & University	17,230	17,087
Other (17 sources)	100,811	101,326
Total revenue bonds by revenue source	$249,445	$252,309

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

The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Loan Portfolio

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Commercial	$275,080	$335,996	$354,697	$382,748	$391,815
Commercial real estate	580,480	568,584	542,171	637,456	718,604
Construction	3,982	5,649	2,555	3,951	13,872
Residential real estate	44,866	65,183	87,724	120,091	149,827
Consumer installment and other	302,794	312,570	365,564	389,150	426,172
Total loans	$1,207,202	$1,287,982	$1,352,711	$1,533,396	$1,700,290

The following table shows the maturity distribution and interest rate sensitivity of commercial, commercial real estate, and construction loans at December 31, 2018. Balances exclude residential real estate loans and consumer loans totaling $347.7 million. These types of loans are typically paid in monthly installments over a number of years.

Loan Maturity Distribution

	At December 31, 2018
	Within One Year	One to Five Years	After Five Years	Total
	(In thousands)
Commercial and Commercial real estate	$105,197	$186,315	$564,048	$855,560
Construction	3,982	-	-	3,982
Total	$109,179	$186,315	$564,048	$859,542
Loans with fixed interest rates	$42,082	$75,003	$42,152	$159,237
Loans with floating or adjustable interest rates	67,097	111,312	521,896	700,305
Total	$109,179	$186,315	$564,048	$859,542

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

Nonperforming Assets

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)

Nonperforming nonaccrual loans	$998	$1,641	$3,956	$14,648	$17,494
Performing nonaccrual loans	3,870	4,285	4,429	350	110
Total nonaccrual loans	4,868	5,926	8,385	14,998	17,604
Accruing loans 90 or more days past due	551	531	497	295	502
Total nonperforming loans	5,419	6,457	8,882	15,293	18,106
Other real estate owned	350	1,426	3,095	9,264	6,374
Total nonperforming assets	$5,769	$7,883	$11,977	$24,557	$24,480

Nonperforming assets have declined during 2018 due to payoffs, chargeoffs and sale of Other Real Estate Owned. At December 31, 2018, one loan secured by commercial real estate with a balance of $3.9 million was on nonaccrual status. The remaining four nonaccrual loans held at December 31, 2018 had an average carrying value of $250 thousand and the largest carrying value was $516 thousand.

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

The following table summarizes the allowance for loan losses, chargeoffs and recoveries for the periods indicated:

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	($ in thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$23,009	$25,954	$29,771	$31,485	$31,693
(Reversal of) provision for loan losses	-	(1,900)	(3,200)	-	2,800
Loans charged off:
Commercial	(513)	(961)	(2,023)	(756)	(2,152)
Commercial real estate	(240)	-	-	(449)	(1,022)
Construction	-	-	-	(431)	-
Residential real estate	-	-	-	-	(30)
Consumer and other installment	(4,124)	(4,957)	(4,749)	(3,493)	(4,214)
Total chargeoffs	(4,877)	(5,918)	(6,772)	(5,129)	(7,418)
Recoveries of loans previously charged off:
Commercial	1,447	762	4,028	1,174	2,275
Commercial real estate	-	88	554	290	213
Construction	-	1,899	-	45	53
Consumer and other installment	1,772	2,124	1,573	1,906	1,869
Total recoveries	3,219	4,873	6,155	3,415	4,410
Net loan losses	(1,658)	(1,045)	(617)	(1,714)	(3,008)
Balance, end of period	$21,351	$23,009	$25,954	$29,771	$31,485

Net loan losses as a percentage of average loans	0.14%	0.08%	0.04%	0.11%	0.17%

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of December 31, 2018 is economic and business conditions $0.4 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $0.9 million, adequacy of lending Management and staff $0.8 million and concentrations of credit $1.0 million.

The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated:

	At December 31,
	2018		2017		2016		2015		2014
	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans
	($ in thousands)
Commercial	$6,311	23%	$7,746	26%	$8,327	26%	$9,559	25%	$5,460	23%
Commercial real estate	3,884	48%	3,849	44%	3,330	40%	4,212	42%	4,245	42%
Construction	1,465	-%	335	1%	152	-%	235	-%	654	1%
Residential real estate	869	4%	995	5%	1,330	7%	1,801	8%	2,241	9%
Consumer installment and other	5,645	25%	6,418	24%	7,980	27%	8,001	25%	9,827	25%
Unallocated portion	3,177	-%	3,666	-%	4,835	-%	5,963	-%	9,058	-%
Total	$21,351	100%	$23,009	100%	$25,954	100%	$29,771	100%	$31,485	100%

The portion of the allowance for loan losses ascribed to loan segments changed from December 31, 2017 to December 31, 2018 based on Management’s evaluation of credit risk. The allowance for loan losses ascribed to commercial loans declined due to the improved financial performance of a specific borrower. The allowance for loan losses ascribed to construction loans increased based on an increased level of credit exposure relative to real property values. The allowance for loan losses ascribed to consumer installment loans declined due to Management’s measurement of a shortened loss emergence period.

	Allowance for Loan Losses
	For the Year Ended December 31, 2018
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
(Reversal) provision	(2,369)	275	1,130	(126)	1,579	(489)	-
Chargeoffs	(513)	(240)	-	-	(4,124)	-	(4,877)
Recoveries	1,447	-	-	-	1,772	-	3,219
Total allowance for loan losses	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At December 31, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,752	$-	$-	$-	$-	$-	$2,752
Collectively evaluated for impairment	3,559	3,884	1,465	869	5,645	3,177	18,599
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351
Carrying value of loans:
Individually evaluated for impairment	$9,921	$8,217	$-	$717	$-	$-	$18,855
Collectively evaluated for impairment	265,136	572,042	3,982	44,149	302,651	-	1,187,960
Purchased loans with evidence of credit deterioration	23	221	-	-	143	-	387
Total	$275,080	$580,480	$3,982	$44,866	$302,794	$-	$1,207,202

Management considers the $21.4 million allowance for loan losses to be adequate as a reserve against probable incurred loan losses in the loan portfolio as of December 31, 2018.

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

Interest Rate Risk

Interest rate risk is a significant market risk affecting the Company. Many factors affect the Company’s exposure to interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships, and re-pricing characteristics of financial instruments. Financial instruments may mature or re-price at different times. Financial instruments may re-price at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The timing and amount of cash flows of various financial instruments may change as interest rates change. In addition, the changing levels of interest rates may have an impact on loan demand and demand for various deposit products.

The Company’s earnings are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States government and its agencies, particularly the FOMC. The monetary policies of the FOMC can influence the overall growth of loans, investment securities, and deposits and the level of interest rates earned on loans and investment securities and paid for deposits and other borrowings. The nature and impact of future changes in monetary policies are generally not predictable.

Management attempts to manage interest rate risk while enhancing the net interest margin and net interest income. At times, depending on expected increases or decreases in market interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, Management may adjust the Company's interest rate risk position. The Company's results of operations and net portfolio values remain subject to changes in interest rates and to fluctuations in the difference between long and short-term interest rates.

Management monitors the Company’s interest rate risk using a purchased simulation model, which is periodically validated using supervisory guidance issued by the Board of Governors of the Federal Reserve System, SR 11-7 “Guidance on Model Risk Management.” Management measures its exposure to interest rate risk using both a static and dynamic composition of financial instruments. Within the static composition simulation, cash flows are assumed redeployed into like financial instruments at prevailing rates and yields. Within the dynamic composition simulation, Management makes assumptions regarding the expected change in the volume of financial instruments given the assumed change in market interest rates. Both simulations are used to measure expected changes in net interest income assuming various levels of change in market interest rates.

The Company’s asset and liability position was slightly “asset sensitive” at December 31, 2018, depending on the interest rate assumptions applied to each simulation model. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes.

At December 31, 2018, Management’s measurements of estimated changes in net interest income were:

Static Simulation:
Assumed Immediate Parallel Shift in Interest Rates	-1.00%	0.00%	+1.00%
First Year Change in Net Interest Income	-7.50%	0.00%	+5.30%

Dynamic Simulation:
Assumed Change in Interest Rates Over 1 Year	-1.00%	0.00%	+1.00%
First Year Change in Net Interest Income	-3.60%	0.00%	+2.80%

Simulation estimates depend on, and will change with, the size and mix of the actual and projected composition of financial instruments at the time of each simulation.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98 percent of funding for average total assets in the year ended December 31, 2018 and 2017. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary source of liquidity. The Company held $3.6 billion in total investment securities at December 31, 2018. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At December 31, 2018, such collateral requirements totaled approximately $728 million.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $43 million in 2018 and $41 million in 2017, and retire common stock in the amount of $524 thousand in 2018 and $314 thousand in 2017. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Contractual Obligations

Deposits and sort-term borrowings are detailed on pages 43 and 44. The following table sets forth the known contractual obligations, except deposits, short-term borrowing arrangements and post-retirement benefit plans, of the Company:

	At December 31, 2018
	Within One Year	Over One to Three Years	Over Three to Five Years	After Five Years	Total
	(In thousands)
Operating Lease Obligations	$5,996	$7,150	$3,144	$1,044	$17,334
Purchase Obligations	8,301	16,991	-	-	25,292
Total	$14,297	$24,141	$3,144	$1,044	$42,626

Operating lease obligations have not been reduced by minimum sublease rentals of $1 million due in the future under noncancelable subleases. Operating lease obligations may be retired prior to the contractual maturity as discussed in the notes to the consolidated financial statements. The purchase obligation consists of the Company’s minimum liabilities under contracts with third-party automation services providers .

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.3% in 2018, 8.4% in 2017 and 10.9% in 2016. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $13 million in 2018, $25 million in 2017 and $24 million in 2016.

The Company paid common dividends totaling $43 million in 2018, $41 million in 2017 and $40 million in 2016, which represent dividends per common share of $1.60, $1.57 and $1.56, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 9 thousand shares valued at $524 thousand in 2018, 6 thousand shares valued at $314 thousand in 2017 and 137 thousand shares valued at $6 million in 2016.

The Company's primary capital resource is shareholders' equity, which was $616 million at December 31, 2018 compared with $590 million at December 31, 2017. The Company's ratio of equity to total assets was 11.05% at December 31, 2018 and 10.71% at December 31, 2017.

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

Under the final rule, a banking organization that is not subject to the “advanced approaches rule” may make a one-time election not to include most elements of Accumulated Other Comprehensive Income, including net-of-tax unrealized gains and losses on debt securities available for sale, in regulatory capital. Neither the Company nor the Bank is subject to the “advanced approaches rule” and both made the election not to include most elements of Accumulated Other Comprehensive Income in regulatory capital.

Banking organizations that are not subject to the “advanced approaches rule” began complying with the final rule on January 1, 2015; on such date, the Company and the Bank became subject to the revised definitions of regulatory capital, the new minimum regulatory capital ratios, and various regulatory capital adjustments and deductions according to transition provisions and timelines. All banking organizations began calculating standardized total risk-weighted assets on January 1, 2015. The transition period for the capital conservation buffer for all banking organizations began on January 1, 2016 and ended January 1, 2019, when the 2.5% capital conservation buffer was fully implemented. Any bank subject to the rule which is unable to maintain its “capital conservation buffer” above the minimum regulatory capital ratios will be restricted in the payment of discretionary executive compensation and shareholder distributions, such as dividends and share repurchases.

The final rule did not supersede provisions of the Federal Deposit Insurance Corporation Improvement Act (FDICIA) requiring federal banking agencies to take prompt corrective action (PCA) to resolve problems of insured depository institutions. The final rule revised the PCA thresholds to incorporate the higher minimum levels of capital, including the “common equity tier 1” ratio.

The capital ratios for the Company and the Bank under the new capital framework are presented in the tables below, on the dates indicated.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At December 31, 2018		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2018		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	16.30%	13.01%	6.375	%(1)	7.00	%(2)	6.50%
Tier I Capital	16.30%	13.01%	7.875	%(1)	8.50	%(2)	8.00%
Total Capital	17.03%	13.94%	9.875	%(1)	10.50	%(2)	10.00%
Leverage Ratio	9.51%	7.55%	4.000%		4.00%		5.00%

(1) Includes 1.875% capital conservation buffer.

(2) Includes 2.5% capital conservation buffer.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At December 31, 2017		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2017		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	15.36%	12.50%	5.75	%(3)	7.00	%(4)	6.50%
Tier I Capital	15.36%	12.50%	7.25	%(3)	8.50	%(4)	8.00%
Total Capital	16.17%	13.52%	9.25	%(3)	10.50	%(4)	10.00%
Leverage Ratio	8.86%	7.16%	4.00%		4.00%		5.00%

(3) Includes 1.25% capital conservation buffer.

(4) Includes 2.5% capital conservation buffer.

In June 2016, the Financial Accounting Standards Board issued an update to the accounting standards for credit losses known as the "Current Expected Credit Losses" (CECL) methodology, which replaces the existing incurred loss methodology for certain financial assets. The Company intends to timely adopt the CECL methodology January 1, 2020, which involves an implementing accounting entry to retained earnings. In December 2018, the federal bank regulatory agencies approved a final rule which will be effective April 1, 2019 modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of implementing the CECL methodology. The Company has not determined whether it will elect the three year phase in period for the day-one regulatory capital effects. See Note 1 to the consolidated financial statements, “Summary of Significant Accounting Policies: Recently Issued Accounting Standards” for more information on the CECL methodology.

The Company and the Bank routinely project capital levels by analyzing forecasted earnings, credit quality, shareholder dividends, asset volumes, share repurchase activity, stock option exercise proceeds, and other factors. Based on current capital projections, the Company and the Bank expect to maintain regulatory capital levels exceeding the highest effective regulatory standard and pay quarterly dividends to shareholders. No assurance can be given that changes in capital management plans will not occur.

Deposit Categories

The Company primarily attracts deposits from local businesses and professionals, as well as through retail savings and checking accounts, and, to a more limited extent, certificates of deposit.

The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	For the Years Ended December 31,
	2018			2017			2016
	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate
	($ In thousands)

Noninterest-bearing demand	$2,209,924	45.4%	-%	$2,095,522	44.4%	-%	$2,026,939	44.1%	-%
Interest bearing:
Transaction	928,277	19.0%	0.04%	888,116	18.8%	0.03%	862,581	18.8%	0.03%
Savings	1,519,375	31.2%	0.06%	1,492,725	31.6%	0.02%	1,428,059	31.1%	0.06%
Time less than $100 thousand	119,586	2.5%	0.23%	136,324	2.9%	0.17%	154,022	3.4%	0.26%
Time $100 thousand or more	94,919	1.9%	0.39%	109,563	2.3%	0.38%	118,750	2.6%	0.43%
Total (1)	$4,872,081	100.0%	0.04%	$4,722,250	100.0%	0.04%	$4,590,351	100.0%	0.05%

(1) The rates for total deposits reflect the value of noninterest-bearing deposits.

The Company’s strategy includes building the value of its deposit base by building balances of lower-costing deposits and avoiding reliance on higher-costing time deposits. From 2016 to 2018 higher costing time deposits declined from 6% to 4% of total deposits. The Company’s average balances of checking and savings accounts represented 96% of average balances of total deposits in 2018 compared with 95% in 2017 and 94% in 2016.

Total time deposits were $195 million and $232 million at December 31, 2018 and 2017, respectively. The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits. The Company has no foreign time deposits.

Time Deposits Maturity Distribution

At December 31, 2018
(In thousands)
2019	$144,482
2020	26,229
2021	13,574
2022	5,463
2023	5,473
Thereafter	30
Total	$195,251

The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:

Time Deposits $100,000 or more Maturity Distribution

At December 31, 2018
(In thousands)
Three months or less	$27,718
Over three through six months	14,785
Over six through twelve months	21,932
Over twelve months	28,162
Total	$92,597

Short-term Borrowings

The following table sets forth the short-term borrowings of the Company:

Short-Term Borrowings Distribution

	At December 31,
	2018	2017	2016
	(In thousands)
Securities sold under agreements to repurchase the securities	$51,247	$58,471	$59,078
Total short-term borrowings	$51,247	$58,471	$59,078

Further detail of federal funds purchased and other borrowed funds is as follows:

	For the Years Ended December 31,
	2018	2017	2016
	($ in thousands)
Federal funds purchased balances and rates paid on outstanding amount:
Average balance for the year	$1	$5	$5
Maximum month-end balance during the year	-	-	-
Average interest rate for the year	-%	1.53%	0.77%
Average interest rate at period end	-%	-%	-%
Securities sold under agreements to repurchase the securities balances and rates paid on outstanding amount:
Average balance for the year	$59,991	$69,666	$61,271
Maximum month-end balance during the year	68,894	82,126	74,815
Average interest rate for the year	0.06%	0.06%	0.06%
Average interest rate at period end	0.06%	0.06%	0.06%

Financial Ratios

The following table shows key financial ratios for the periods indicated:

	At and For the Years Ended December 31,
	2018	2017	2016
Return on average total assets	1.27%	0.92%	1.12%
Return on average common shareholders' equity	11.35%	8.39%	10.85%
Average shareholders' equity as a percentage of:
Average total assets	11.22%	10.96%	10.34%
Average total loans	52.16%	45.34%	38.08%
Average total deposits	12.95%	12.63%	11.81%
Common dividend payout ratio	60%	83%	68%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Westamerica Bancorporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2018 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. Their opinion and attestation on internal control over financial reporting appear on page 91.

Dated: February 28, 2019

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2018	2017
	(In thousands)
Assets:
Cash and due from banks	$420,284	$575,002
Equity securities	1,747	1,800
Debt securities available for sale	2,654,670	2,191,707
Debt securities held to maturity, with fair values of: $971,445 at December 31, 2018 and $1,155,342 at December 31, 2017	984,609	1,158,864
Loans	1,207,202	1,287,982
Allowance for loan losses	(21,351)	(23,009)
Loans, net of allowance for loan losses	1,185,851	1,264,973
Other real estate owned	350	1,426
Premises and equipment, net	34,507	35,301
Identifiable intangibles, net	1,929	3,850
Goodwill	121,673	121,673
Other assets	162,906	158,450
Total Assets	$5,568,526	$5,513,046

Liabilities:
Noninterest-bearing deposits	$2,243,251	$2,197,526
Interest-bearing deposits	2,623,588	2,630,087
Total deposits	4,866,839	4,827,613
Short-term borrowed funds	51,247	58,471
Other liabilities	34,849	36,723
Total Liabilities	4,952,935	4,922,807

Contingencies (Note 13)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,730 at December 31, 2018 and 26,425 at December 31, 2017	448,351	431,734
Deferred compensation	1,395	1,533
Accumulated other comprehensive loss	(39,996)	(16,832)
Retained earnings	205,841	173,804
Total Shareholders' Equity	615,591	590,239
Total Liabilities and Shareholders' Equity	$5,568,526	$5,513,046

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$59,030	$61,740	$69,139
Equity securities	354	293	267
Debt securities available for sale	60,383	44,371	34,009
Debt securities held to maturity	24,031	27,432	30,636
Interest bearing cash	7,925	4,476	1,868
Total Interest and Loan Fee Income	151,723	138,312	135,919
Interest Expense:
Deposits	1,922	1,856	2,077
Short-term borrowed funds	37	44	39
Total Interest Expense	1,959	1,900	2,116
Net Interest and Loan Fee Income	149,764	136,412	133,803
Reversal of Provision for Loan Losses	-	(1,900)	(3,200)
Net Interest and Loan Fee Income After Reversal of Provision For Loan Losses	149,764	138,312	137,003
Noninterest Income:
Service charges on deposit accounts	18,508	19,612	20,854
Merchant processing services	9,630	8,426	6,377
Debit card fees	6,643	6,421	6,290
Trust fees	2,938	2,875	2,686
ATM processing fees	2,752	2,610	2,411
Other service fees	2,567	2,584	2,571
Life insurance gains	585	-	-
Financial services commissions	499	639	568
Equity securities (losses) gains	(52)	7,955	-
Other noninterest income	4,079	5,506	4,817
Total Noninterest Income	48,149	56,628	46,574
Noninterest Expense:
Salaries and related benefits	53,007	51,519	51,507
Occupancy and equipment	19,679	19,430	19,017
Outsourced data processing services	9,229	9,035	8,505
Loss contingency	3,500	5,542	3
Professional fees	2,842	2,161	3,980
Amortization of identifiable intangibles	1,921	3,077	3,504
Courier service	1,779	1,732	1,952
Impairment of tax credit investments	-	625	-
Other noninterest expense	14,959	14,647	15,152
Total Noninterest Expense	106,916	107,768	103,620
Income Before Income Taxes	90,997	87,172	79,957
Provision for income taxes	19,433	37,147	21,104
Net Income	$71,564	$50,025	$58,853

Average Common Shares Outstanding	26,649	26,291	25,612
Diluted Average Common Shares Outstanding	26,756	26,419	25,678
Per Common Share Data:
Basic earnings	$2.69	$1.90	$2.30
Diluted earnings	2.67	1.89	2.29
Dividends paid	1.60	1.57	1.56

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Net Income	$71,564	$50,025	$58,853
Other comprehensive loss:
Changes in net unrealized losses on debt securities available for sale	(27,939)	(3,767)	(18,610)
Deferred tax benefit	8,258	1,585	7,825
Reclassification of gains included in net income	-	(7,955)	-
Deferred tax expense on gains included in net income	-	3,345	-
Changes in unrealized losses on debt securities available for sale, net of tax	(19,681)	(6,792)	(10,785)
Post-retirement benefit transition obligation amortization	-	59	61
Deferred tax expense	-	(25)	(25)
Post-retirement benefit transition obligation amortization, net of tax	-	34	36
Total Other Comprehensive Loss	(19,681)	(6,758)	(10,749)
Total Comprehensive Income	$51,883	$43,267	$48,104

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Shares Outstanding	Common Stock	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(In thousands, except per share data)

Balance, December 31, 2015	25,528	$378,858	$2,578	$675	$150,094	$532,205
Net income for the year 2016					58,853	58,853
Other comprehensive loss				(10,749)		(10,749)
Exercise of stock options	499	24,031				24,031
Tax benefit increase upon exercise and expiration of stock options		394				394
Restricted stock activity	15	1,798	(1,045)			753
Stock based compensation		1,494				1,494
Stock awarded to employees	2	90				90
Retirement of common stock	(137)	(2,059)			(3,721)	(5,780)
Dividends ($1.56 per share)					(39,924)	(39,924)
Balance, December 31, 2016	25,907	404,606	1,533	(10,074)	165,302	561,367
Net income for the year 2017					50,025	50,025
Other comprehensive loss				(6,758)		(6,758)
Exercise of stock options	509	24,583				24,583
Restricted stock activity	13	707				707
Stock based compensation		1,824				1,824
Stock awarded to employees	2	104				104
Retirement of common stock	(6)	(90)			(224)	(314)
Dividends ($1.57 per share)					(41,299)	(41,299)
Balance, December 31, 2017	26,425	431,734	1,533	(16,832)	173,804	590,239
Cumulative effect of equity securities losses reclassified				142	(142)	-
Adjusted Balance, January 1, 2018	26,425	431,734	1,533	(16,690)	173,662	590,239
Reclass stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017				(3,625)	3,625	-
Net income for the year 2018					71,564	71,564
Other comprehensive loss				(19,681)		(19,681)
Exercise of stock options	292	13,373				13,373
Restricted stock activity	20	1,281	(138)			1,143
Stock based compensation		1,988				1,988
Stock awarded to employees	2	124				124
Retirement of common stock	(9)	(149)			(375)	(524)
Dividends ($1.60 per share)					(42,635)	(42,635)
Balance, December 31, 2018	26,730	$448,351	$1,395	$(39,996)	$205,841	$615,591

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2018	2017	2016
Operating Activities:	(In thousands)
Net income	$71,564	$50,025	$58,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	24,402	26,082	19,939
Reversal of provision for loan losses	-	(1,900)	(3,200)
Net amortization of deferred loan fees	(203)	(46)	(340)
Increase in interest income receivable	(2,277)	(2,068)	(1,316)
(Increase) decrease in net deferred tax asset	(943)	27,018	4,380
Increase in other assets	(4,017)	(1,732)	(3,321)
Stock option compensation expense	1,988	1,824	1,494
Tax benefit increase upon exercise and expiration of stock options	-	-	(394)
Increase (decrease) in income taxes payable	7,554	(6,650)	(40)
Decrease in interest expense payable	(27)	(31)	(52)
(Decrease) increase in other liabilities	(580)	(3,016)	2,026
Life insurance gains	(585)	-	-
Equity securities losses	52	-	-
Gain on sale of other assets	-	(1,004)	-
Gain on sale of securities	-	(7,955)	-
(Gain) loss on disposal of premises and equipment	(216)	60	30
Net (gain) loss on sale of or write-down of foreclosed assets	(83)	147	(422)
Net Cash Provided by Operating Activities	96,629	80,754	77,637
Investing Activities:
Net repayments of loans	80,985	66,065	183,506
Net payments under FDIC(1) indemnification agreements	-	(63)	(127)
Proceeds from life insurance	1,169	-	-
Purchases of debt securities available for sale	(854,555)	(635,814)	(1,080,959)
Proceeds from sale/maturity/calls of debt securities available for sale	353,327	319,324	737,625
Purchases of debt securities held to maturity	-	-	(246,956)
Proceeds from maturity/calls of debt securities held to maturity	167,029	178,429	204,054
Purchases of premises and equipment	(3,123)	(2,720)	(1,818)
Proceeds from sale of premises and equipment	446	-	-
Proceeds from sale of foreclosed assets	1,159	1,521	7,412
Net Cash Used in Investing Activities	(253,563)	(73,258)	(197,263)
Financing Activities:
Net change in deposits	39,226	122,872	164,082
Net change in short-term borrowings	(7,224)	(607)	6,050
Exercise of stock options	13,373	24,583	24,031
Taxes paid by withholding shares for tax purposes	-	-	(356)
Tax benefit increase upon exercise and expiration of stock options	-	-	394
Retirement of common stock	(524)	(314)	(5,424)
Common stock dividends paid	(42,635)	(41,299)	(39,924)
Net Cash Provided by Financing Activities	2,216	105,235	148,853
Net Change In Cash and Due from Banks	(154,718)	112,731	29,227
Cash and Due from Banks at Beginning of Period	575,002	462,271	433,044
Cash and Due from Banks at End of Period	$420,284	$575,002	$462,271

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Loan collateral transferred to other real estate owned	$-	$-	$821
Supplemental disclosure of cash flow activities:
Interest paid for the period	1,932	1,931	2,202
Income tax payments for the period	13,627	17,351	19,264

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

Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require Management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in fair value of an asset not carried on the financial statements at fair value warrants an impairment writedown or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. The allowance for loan losses accounting is an area requiring the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. A discussion of the factors affecting the accounting for the allowance for loan losses is included in the following “Loans” and “Allowance for Credit Losses” sections. Carrying assets and liabilities at fair value inherently results in financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third party sources, when available. The “Securities” section discusses the factors that may affect the valuation of the Company’s securities. Although the estimates contemplate current conditions and how Management expects them to change in the future, it is reasonably possible that in 2019 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition.

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

Equity Securities. Equity securities consist of marketable equity securities and mutual funds which are recorded at fair value. Unrealized gains and losses are included in net income effective January 1, 2018 prior to such date unrealized gains and losses were included in other comprehensive income.

Debt Securities. Debt securities consist of securities of the U.S. Treasury, government sponsored entities, states, counties, municipalities, corporations, agency and non-agency mortgage-backed securities and asset-backed securities. Securities transactions are recorded on a trade date basis. The Company classifies its debt securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value with unrealized gains and losses included in net income. Held to maturity debt securities are those securities which the Company has the ability and intent to hold until maturity. Held to maturity debt securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Securities not included in trading or held to maturity are classified as available for sale debt securities. Available for sale debt securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale debt securities are included in accumulated other comprehensive income.

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

Covered Loans. Loans covered under loss-sharing or similar credit protection agreements with the FDIC are reported in loans exclusive of the expected reimbursement cash flows from the FDIC. Covered loans are initially recorded at fair value at the acquisition date. Subsequent decreases in the amount expected to be collected results in a provision for loan losses and a corresponding increase in the estimated FDIC reimbursement, with the estimated net loss impacting earnings. Interest previously accrued on covered loans placed on nonaccrual status is charged against interest income, net of estimated FDIC reimbursements of such accrued interest. The FDIC reimburses the Company up to 80% of 90 days interest on covered loans. The indemnification expired February 6, 2019.

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

The preparation of these financial statements requires Management to estimate the amount of probable incurred losses inherent in the loan portfolio and establish an allowance for credit losses. In estimating credit losses, Management must exercise significant judgment in evaluating information deemed relevant. The amount of ultimate losses on the loan portfolio can vary from the estimated amounts. Management follows a systematic methodology to estimate loss potential in an effort to reduce the differences between estimated and actual losses.

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

Recently Adopted Accounting Standards

In 2018, the Company adopted the following new accounting guidance:

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

All of the Company’s net interest income and a portion of its noninterest income are out of scope of the guidance. The contracts that are in scope of the guidance are primarily related to service charges and fees on deposit accounts, merchant processing fees, debit card fees, ATM processing fees, trust fees and other service charges, commissions and fees. The Company’s revenue recognition practices within the scope of the ASU as described below did not change in any material regard upon adoption of the ASU.

Service Charges on Deposit Accounts, ATM Processing Fees and Other Service Fees: The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services. Transaction-based fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance. ATM processing fees and other service fees are recognized at the point in time that the transaction occurs or the services provided.

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

Gains/Losses on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. The Company does not finance the sale of OREO. Gains on sale of OREO were $110 thousand, and $72 thousand and $1,185 thousand in the twelve months ended December 31, 2018 and 2017 and 2016, respectively.

The Company adopted the ASU on January 1, 2018 and no cumulative adjustment was required.

FASB ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, was issued January 2016. The ASU addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, the ASU changes the income statement impact of equity investments held by the Company and the requirement for the Company to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes (Note 11).

The Company was required to adopt the ASU provisions on January 1, 2018, and for those equity securities with readily determinable fair values, the Company elected the retrospective transition approach with a cumulative effect adjustment to the balance sheet and for those equity securities that do not have readily determinable fair values, the Company elected the prospective transition approach. The impact of the adoption of this accounting standard on the Company’s consolidated financial statements will be subject to the price volatility of the equity investments. As a result of implementing the ASU provisions, effective January 1, 2018, the Company recorded a cumulative effect adjustment to decrease retained earnings by $142 thousand.

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

The Company will be required to adopt the ASU provisions effective January 1, 2019, and plans to elect the modified retrospective transition approach. The implementing entry will recognize a lease liability of $15.3 million and right-to-use asset of $15.3 million for facilities leases. The change in occupancy and equipment expense will not be material.

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

The Company will be required to adopt the ASU provisions on January 1, 2020. Management has evaluated available data, defined portfolio segments of loans with similar attributes, and selected loss estimate models for each identified loan portfolio segment. Management has preliminarily measured historical loss rates for each portfolio segment. The ultimate adjustment to the allowance for loan losses will be accomplished through an offsetting after-tax adjustment to shareholders’ equity. Management has also segmented debt securities held to maturity, selected methods to estimate losses for each segment, and preliminarily measured a loss estimate. Economic conditions and the composition of the Company’s loan portfolio and debt securities held to maturity at the time of adoption will influence the extent of the adopting accounting adjustment. Management expects to develop an aggregate loss estimate by September 30, 2019.

FASB ASU 2017-08, Receivables – Non-Refundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, was issued March 2017. The ASU will shorten the amortization period for certain callable debt securities held at a premium. Specifically, the ASU requires the premium to be amortized to the earliest call date. The ASU does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The Company will be required to adopt the ASU provisions on January 1, 2019. The implementing entry will reduce the carrying value of investment securities, specifically obligations of states and political subdivisions, by $3.1 million and reduce retained earnings by $2.8 million, net of tax. The change in premium amortization method will not be material to revenue recognition.

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

The provisions of the ASU are effective January 1, 2020 with the option to early adopt any removed or modified disclosures upon issuance of the ASU. The Company early adopted the provisions to remove and/or modify relevant disclosures in Note 11 to the consolidated financial statements. The requirement to include additional disclosures will be adopted by the Company January 1, 2020. The additional disclosures will not affect the financial results upon adoption.

[The remainder of this page intentionally left blank]

Note 2: Investment Securities

Effective January 1, 2018, upon adoption of ASU 2016-01, equity securities included in the Company’s available for sale portfolio of $1,800 thousand were reclassified to equity securities. The reclassification of equity securities resulted in recording a cumulative effect adjustment to decrease retained earnings by $142 thousand, net of tax.

At December 31, 2018, the market value of equity securities was $1,747 thousand. During the twelve months ended December 31, 2018, the Company recognized gross unrealized holding losses of $52 thousand in earnings.

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of cumulative other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2018	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$139,572	$5	$(3)	$139,574
Securities of U.S. Government sponsored entities	167,228	65	(3,275)	164,018
Agency residential mortgage-backed securities (MBS)	883,715	595	(30,439)	853,871
Non-agency residential MBS	113	1	-	114
Agency commercial MBS	1,869	-	(27)	1,842
Securities of U.S. Government entities	1,128	-	(9)	1,119
Obligations of states and political subdivisions	180,220	1,856	(2,985)	179,091
Corporate securities	1,337,608	1,075	(23,642)	1,315,041
Total debt securities available for sale	2,711,453	3,597	(60,380)	2,654,670
Debt securities held to maturity
Agency residential MBS	447,332	249	(14,129)	433,452
Non-agency residential MBS	3,387	40	-	3,427
Obligations of states and political subdivisions	533,890	3,403	(2,727)	534,566
Total debt securities held to maturity	984,609	3,692	(16,856)	971,445
Total	$3,696,062	$7,289	$(77,236)	$3,626,115

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2017	(In thousands)
Debt securities available for sale
Securities of U.S. Government sponsored entities	$122,285	$1	$(2,967)	$119,319
Agency residential MBS	787,679	522	(20,495)	767,706
Non-agency residential MBS	153	1	-	154
Agency commercial MBS	2,244	-	(25)	2,219
Securities of U.S. Government entities	1,612	-	(22)	1,590
Obligations of states and political subdivisions	182,907	3,796	(1,482)	185,221
Corporate securities	1,123,671	1,104	(9,277)	1,115,498
Total debt securities available for sale	2,220,551	5,424	(34,268)	2,191,707
Debt securities held to maturity
Agency residential MBS	545,883	606	(9,850)	536,639
Non-agency residential MBS	4,462	70	-	4,532
Agency commercial MBS	9,041	-	(66)	8,975
Obligations of states and political subdivisions	599,478	7,736	(2,018)	605,196
Total debt securities held to maturity	1,158,864	8,412	(11,934)	1,155,342
Total	$3,379,415	$13,836	$(46,202)	$3,347,049

The amortized cost and fair value of debt securities by contractual maturity are shown in the following table s at the dates indicated:

	At December 31, 2018
	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$262,418	$261,976	$86,172	$86,148
Over 1 to 5 years	1,438,849	1,414,020	214,137	213,829
Over 5 to 10 years	85,817	85,877	232,544	233,515
Over 10 years	38,672	36,970	1,037	1,074
Subtotal	1,825,756	1,798,843	533,890	534,566
MBS	885,697	855,827	450,719	436,879
Total	$2,711,453	$2,654,670	$984,609	$971,445

	At December 31, 2017
	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$193,337	$193,385	$50,295	$51,105
Over 1 to 5 years	1,031,807	1,023,047	269,050	269,471
Over 5 to 10 years	159,266	160,042	277,170	281,546
Over 10 years	46,065	45,154	2,963	3,074
Subtotal	1,430,475	1,421,628	599,478	605,196
MBS	790,076	770,079	559,386	550,146
Total	$2,220,551	$2,191,707	$1,158,864	$1,155,342

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At December 31, 2018 and December 31, 2017, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

[The remainder of this page intentionally left blank]

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale At December 31, 2018
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
U.S. Treasury securities	2	$54,805	$(3)	-	$-	$-	2	$54,805	$(3)
Securities of U.S. Government sponsored entities	1	990	(5)	9	117,963	(3,270)	10	118,953	(3,275)
Agency residential MBS	8	107,497	(507)	58	640,210	(29,932)	66	747,707	(30,439)
Agency commercial MBS	1	1,842	(27)	-	-	-	1	1,842	(27)
Securities of U.S. Government entities	-	-	-	2	1,119	(9)	2	1,119	(9)
Obligations of states and political subdivisions	32	26,452	(166)	71	67,121	(2,819)	103	93,573	(2,985)
Corporate securities	38	308,157	(3,403)	79	722,740	(20,239)	117	1,030,897	(23,642)
Total	82	$499,743	$(4,111)	219	$1,549,153	$(56,269)	301	$2,048,896	$(60,380)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity At December 31, 2018
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	16	$8,495	$(34)	78	$412,574	$(14,095)	94	$421,069	$(14,129)
Non-agency residential MBS	1	26	-	-	-	-	1	26	-
Obligations of states and political subdivisions	97	83,633	(271)	142	151,546	(2,456)	239	235,179	(2,727)
Total	114	$92,154	$(305)	220	$564,120	$(16,551)	334	$656,274	$(16,856)

The unrealized losses on the Company’s debt securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates. The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by a major rating agency. One corporate bond with a carrying value of $15.0 million and a market value of $13.8 million at December 31, 2018, is rated below investment grade. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The Company does not intend to sell any debt securities and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2018.

The fair values of the debt securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for debt securities declines. As a result, other than temporary impairments may occur in the future.

As of December 31, 2018 and December 31, 2017, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $728,161  thousand and $715,774  thousand, respectively.

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

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)

Taxable	$65,330	$51,445	$42,718
Tax-exempt from regular federal income tax	19,438	20,651	22,194
Total interest income from investment securities	$84,768	$72,096	$64,912

[The remainder of this page intentionally left blank]

Note 3: Loans and Allowance for Credit Losses

At December 31, 2018, the Company had $5.7 million in residential real estate secured loans which are indemnified from loss by the FDIC up to eighty percent of principal; the indemnification expired February 6, 2019.

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At Decmber 31,
	2018	2017
	(In thousands)
Commercial	$275,080	$335,996
Commercial Real Estate	580,480	568,584
Construction	3,982	5,649
Residential Real Estate	44,866	65,183
Consumer Installment & Other	302,794	312,570
Total	$1,207,202	$1,287,982

Total loans outstanding reported above include loans purchased from the FDIC of $58,247  thousand and $83,478 thousand at December 31, 2018 and December 31, 2017, respectively.

Changes in the accretable yield for purchased loans were as follows:

	For the Years Ended December 31,
	2018	2017
Accretable yield:	(In thousands)
Balance at the beginning of the period	$738	$1,237
Reclassification from nonaccretable difference	1,119	1,852
Accretion	(1,675)	(2,351)
Balance at the end of the period	$182	$738

Accretion	$(1,675)	$(2,351)
Change in FDIC indemnification	2	192
(Increase) in interest income	$(1,673)	$(2,159)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses For the Year Ended December 31, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
(Reversal) provision	(2,369)	275	1,130	(126)	1,579	(489)	-
Chargeoffs	(513)	(240)	-	-	(4,124)	-	(4,877)
Recoveries	1,447	-	-	-	1,772	-	3,219
Total allowance for loan losses	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351

	Allowance for Loan Losses For the Year Ended December 31, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,327	$3,330	$152	$1,330	$7,980	$4,835	$25,954
(Reversal) provision	(382)	431	(1,716)	(335)	1,271	(1,169)	(1,900)
Chargeoffs	(961)	-	-	-	(4,957)	-	(5,918)
Recoveries	762	88	1,899	-	2,124	-	4,873
Total allowance for loan losses	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009

	Allowance for Credit Losses For the Year Ended December 31, 2016
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$9,559	$4,212	$235	$1,801	$8,001	$5,963	$29,771
(Reversal) provision	(3,237)	(1,436)	(83)	(471)	3,155	(1,128)	(3,200)
Chargeoffs	(2,023)	-	-	-	(4,749)	-	(6,772)
Recoveries	4,028	554	-	-	1,573	-	6,155
Total allowance for loan losses	$8,327	$3,330	$152	$1,330	$7,980	$4,835	$25,954

The allowance for loan losses and recorded investment in loans evaluated for impairment were as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,752	$-	$-	$-	$-	$-	$2,752
Collectively evaluated for impairment	3,559	3,884	1,465	869	5,645	3,177	18,599
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351
Carrying value of loans:
Individually evaluated for impairment	$9,921	$8,217	$-	$717	$-	$-	$18,855
Collectively evaluated for impairment	265,136	572,042	3,982	44,149	302,651	-	1,187,960
Purchased loans with evidence of credit deterioration	23	221	-	-	143	-	387
Total	$275,080	$580,480	$3,982	$44,866	$302,794	$-	$1,207,202

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2017
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$4,814	$171	$-	$-	$-	$-	$4,985
Collectively evaluated for impairment	2,932	3,678	335	995	6,418	3,666	18,024
Purchased loans with evidence of credit deterioration	-	-	-	-	-	-	-
Total	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
Carrying value of loans:
Individually evaluated for impairment	$10,675	$14,234	$-	$208	$-	$-	$25,117
Collectively evaluated for impairment	325,291	553,769	5,649	64,975	312,406	-	1,262,090
Purchased loans with evidence of credit deterioration	30	581	-	-	164	-	775
Total	$335,996	$568,584	$5,649	$65,183	$312,570	$-	$1,287,982

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

[The remainder of this page intentionally left blank]

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At December 31, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$264,634	$567,578	$3,982	$43,112	$300,553	$1,179,859
Substandard	10,446	12,902	-	1,754	1,556	26,658
Doubtful	-	-	-	-	135	135
Loss	-	-	-	-	550	550
Total	$275,080	$580,480	$3,982	$44,866	$302,794	$1,207,202

Credit risk profile reflects internally assigned grades of purchased covered loans without regard to FDIC indemnification on $5,713 thousand residential real estate and consumer loans at December 31, 2018. The indemnification expired February 6, 2019.

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

Credit risk profile reflects internally assigned grades of purchased covered loans without regard to FDIC indemnification on $7,766 thousand residential real estate and consumer loans at December 31, 2017.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2018
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$274,045	$781	$254	$-	$-	$275,080
Commercial real estate	574,853	617	785	-	4,225	580,480
Construction	3,982	-	-	-	-	3,982
Residential real estate	43,372	789	189	-	516	44,866
Consumer installment and other	297,601	3,408	1,107	551	127	302,794
Total	$1,193,853	$5,595	$2,335	$551	$4,868	$1,207,202

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2017
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$334,908	$627	$164	$-	$297	$335,996
Commercial real estate	561,883	1,143	125	-	5,433	568,584
Construction	5,649	-	-	-	-	5,649
Residential real estate	65,183	-	-	-	-	65,183
Consumer installment and other	307,445	3,321	1,077	531	196	312,570
Total	$1,275,068	$5,091	$1,366	$531	$5,926	$1,287,982

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2018 and December 31, 2017.

The following summarizes impaired loans:

	Impaired Loans At December 31,
	2018			2017
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial	$755	$759	$-	$1,212	$1,271	$-
Commercial real estate	8,438	10,373	-	13,169	14,985	-
Residential real estate	717	747	-	208	239	-
Consumer installment and other	270	377	-	360	466	-
Total with no related allowance recorded	10,180	12,256	-	14,949	16,961	-

With an allowance recorded:
Commercial	9,189	9,189	2,752	9,764	9,764	4,814
Commercial real estate	-	-	-	1,790	1,792	171
Total with an allowance recorded	9,189	9,189	2,752	11,554	11,556	4,985
Total	$19,369	$21,445	$2,752	$26,503	$28,517	$4,985

Impaired loans include troubled debt restructured loans. Impaired loans at December 31, 2018, included $8,579 thousand of restructured loans, $4,225 thousand of which were on nonaccrual status. Impaired loans at December 31, 2017, included $12,081 thousand of restructured loans, $4,285 thousand of which were on nonaccrual status.

	Impaired Loans For the Years Ended December 31,
	2018		2017		2016
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$10,532	$667	$11,156	$508	$12,923	$512
Commercial real estate	11,703	758	14,806	884	16,701	725
Construction	-	-	-	-	102	-
Residential real estate	269	19	423	17	746	19
Consumer installment and other	254	14	415	20	473	25
Total	$22,758	$1,458	$26,800	$1,429	$30,945	$1,281

The following tables provide information on troubled debt restructurings:

	Troubled Debt Restructurings At December 31, 2018
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	4	$2,274	$811	$19
Commercial real estate	8	9,237	7,568	-
Residential real estate	1	241	200	-
Total	13	$11,752	$8,579	$19

[The remainder of this page intentionally left blank]

	Troubled Debt Restructurings At December 31, 2017
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	7	$2,393	$1,085	$43
Commercial real estate	10	11,528	10,788	-
Residential real estate	1	241	208	-
Total	18	$14,162	$12,081	$43

	Troubled Debt Restructurings At December 31, 2016
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	7	$2,719	$1,489	$113
Commercial real estate	10	11,257	10,673	-
Residential real estate	1	241	219	-
Total	18	$14,217	$12,381	$113

During the year ended December 31, 2018, the Company did not modify any loans that were considered troubled debt restructurings.

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

During the year ended December 31, 2018, one troubled debt restructured loan with a carrying value of $41 thousand was charged off. During the year ended December 31, 2017, one troubled debt restructured loan with a carrying value of $58 thousand was charged off. There were no chargeoffs related to troubled debt restructurings made during the year ended December 31, 2016. During the years ended December 31, 2018, 2017 and 2016, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

There were no loans restricted due to collateral requirements at December 31, 2018 and December 31, 2017.

There were no loans held for sale at December 31, 2018 and December 31, 2017.

At December 31, 2018 and December 31, 2017, the Company held total other real estate owned (OREO) of $350 thousand net of reserve of $-0-   thousand and $1,426 thousand net of reserve of $1,905 thousand, respectively, of which $-0-  was foreclosed residential real estate properties or covered OREO at both dates. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $516 thousand at December 31, 2018 and $196 thousand at December 31, 2017.

Note 4: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At December 31, 2018, the Bank did not have credit extended to any one entity exceeding these limits. At December 31, 2018, the Bank had 37 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments related to real estate loans of $53,891 thousand and $53,874 thousand at December 31, 2018 and December 31, 2017, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At December 31, 2018, the Bank held corporate bonds in 78 issuing entities that exceeded $5 million for each issuer.

Note 5: Premises, Equipment and Other Assets

Premises and equipment consisted of the following:

	At December 31,
	Cost	Accumulated Depreciation and Amortization	Net Book Value
	(In thousands)
2018
Land	$11,691	$-	$11,691
Building and improvements	41,912	(27,178)	14,734
Leasehold improvements	6,174	(4,968)	1,206
Furniture and equipment	23,845	(16,969)	6,876
Total	$83,622	$(49,115)	$34,507
2017
Land	$11,796	$-	$11,796
Building and improvements	41,641	(26,249)	15,392
Leasehold improvements	5,817	(4,790)	1,027
Furniture and equipment	22,284	(15,198)	7,086
Total	$81,538	$(46,237)	$35,301

Depreciation and amortization of premises and equipment included in noninterest expense amounted to $3,677 thousand in 2018, $3,925 thousand in 2017 and $3,959 thousand in 2016.

[The remainder of this page intentionally left blank]

Other assets consisted of the following:

	At December 31,
	2018	2017
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	56,083	54,101
Net deferred tax asset	42,256	33,112
Limited partnership investments	10,219	10,119
Interest receivable	25,834	23,557
Prepaid assets	4,658	4,906
Other assets	9,629	18,428
Total other assets	$162,906	$158,450

(1)	A bank applying for membership in the Federal Reserve System is required to subscribe to stock in the Federal Reserve Bank (FRB) in its district in a sum equal to six percent of the bank’s paid-up capital stock and surplus. One-half of the amount of the bank's subscription shall be paid to the FRB and the remaining half will be subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. On July 5, 2018, Visa Inc. announced a new conversion rate applicable to its class B common stock resulting from its June 28, 2018 deposit of funds into its litigation escrow account. This funding reduced the conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, from 1.6483 to 1.6298. Visa Inc. class A common stock had a closing price of $131.94 per share on December 31, 2018, the last day of stock market trading for the fourth quarter 2018. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At December 31, 2018, this investment totaled $10,219 thousand and $4,799  thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2017, this investment totaled $10,119 thousand and $2,299  thousand of this amount represented outstanding equity capital commitments. At December 31, 2018, the $4,799 thousand of outstanding equity capital commitments are expected to be paid as follows, $627 thousand in 2019, $2,026 thousand in 2020, $138 thousand in 2021, $261 thousand in 2022, $134 thousand in 2023, $1,041 thousand in 2024 and $572 thousand in 2025 or thereafter.

The amounts recognized in net income for these investments include:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Investment loss included in pre-tax income	$2,900	$1,800	$2,475
Valuation impairment included in pre-tax income	-	625	-
Tax credits recognized in provision for income taxes	1,121	1,850	2,286

The $625 thousand valuation impairment recognized in 2017 was due to a decline in future expected federal tax benefits due to the reduction in the federal corporate tax rate upon enactment of the Tax Cuts and Jobs Act of 2017.

Note 6: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the years ended December 31, 2018, 2017 and 2016. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the years ended December 31, 2018, 2017 and 2016 no such adjustments were recorded.

The carrying values of goodwill were:

	At December 31,
	2018	2017
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At December 31,
	2018		2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(54,879)	$56,808	$(52,987)
Merchant Draft Processing Intangible	10,300	(10,300)	10,300	(10,271)
Total Identifiable Intangible Assets	$67,108	$(65,179)	$67,108	$(63,258)

As of December 31, 2018, the current period and estimated future amortization expense for identifiable intangible assets was:

	Core Deposit Intangibles	Merchant Draft Processing Intangible	Total
	(In thousands)
For the Year Ended December 31, 2018 (actual)	$1,892	$29	$1,921
Estimate for the Year Ended December 31, 2019	538	-	538
2020	287	-	287
2021	269	-	269
2022	252	-	252
2023	236	-	236

[The remainder of this page intentionally left blank]

Note 7: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At December 31,
	2018	2017
	(In thousands)
Noninterest-bearing	$2,243,251	$2,197,526
Interest-bearing:
Transaction	929,346	904,245
Savings	1,498,991	1,494,024
Time deposits less than $100 thousand	102,654	117,848
Time deposits $100 thousand through $250 thousand	64,512	76,578
Time deposits more than $250 thousand	28,085	37,392
Total deposits	$4,866,839	$4,827,613

Demand deposit overdrafts of $980  thousand and $2,786  thousand were included as loan balances at December 31, 2018 and 2017, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $368 thousand in 2018, $415 thousand in 2017 and $509 thousand in 2016.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements Overnight and Continuous
	At December 31,
	2018	2017
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$73,803	$74,173
Agency residential MBS	58,380	58,251
Corporate securities	91,837	105,113
Total collateral carrying value	$224,020	$237,537
Total short-term borrowed funds	$51,247	$58,471

	For the Years Ended December 31,
	2018	2017
	Highest Balance at Any Month-end
	(In thousands)
Securities sold under repurchase agreements	$68,894	$82,126

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

The following table summarizes information about stock options granted under the Plan as of December 31, 2018. The intrinsic value is calculated as the difference between the market value as of December 31, 2018 and the exercise price of the shares. The market value as of December 31, 2018 was $55.68 as reported by the NASDAQ Global Select Market:

			Options Outstanding				Options Exercisable
			At December 31, 2018			For the Year Ended December 31, 2018	At December 31, 2018			For the Year Ended December 31, 2018
Range of Exercise Price			Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
			(In thousands)		(Years)		(In thousands)		(Years)
$40	-	45	176	$2,309	6.6	$43	87	$1,122	6.1	$43
45	-	50	11	106	3.1	46	11	106	3.1	46
50	-	55	286	1,297	0.7	51	286	1,297	0.7	51
55	-	60	229	-	7.7	57	73	-	6.9	57
60	-	65	244	-	9.1	62	-	N/A	N/A	N/A
$40	-	65	946	$3,712	5.7	54	457	$2,525	2.8	50

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the year ended December 31, 2018, 2017 and 2016, the Company granted 249 thousand, 266 thousand and 325 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

	For the Years Ended December 31,
	2018	2017	2016
Expected volatility (1)	20%	20%	22%
Expected life in years (2)	4.8	4.8	4.8
Risk-free interest rate (3)	2.50%	1.97%	1.41%
Expected dividend yield	2.65%	3.28%	4.49%
Fair value per award	$9.98	$8.27	$5.97

(1)	Measured using daily price changes of Company’s stock over respective expected term of the option and the implied volatility derived from the market prices of the Company’s stock and traded options.
(2)	The number of years that the Company estimates that the options will be outstanding prior to exercise.
(3)	The risk-free rate over the expected life based on the US Treasury yield curve in effect at the time of the grant.

Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options at December 31, 2018 is 713 thousand.

[The remainder of this page intentionally left blank]

A summary of option activity during the year ended December 31, 2018 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(In thousands)		(Years)
Outstanding at January 1, 2018	1,030	$49.44
Granted	249	62.16
Exercised	(292)	45.76
Forfeited or expired	(41)	52.54
Outstanding at December 31, 2018	946	$53.78	5.7
Exercisable at December 31, 2018	457	$50.38	2.8

A summary of the Company’s nonvested option activity during the year ended December 31, 2018 is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at January 1, 2018	561	$6.98
Granted	249	9.98
Vested	(280)	6.54
Forfeited	(41)	7.66
Nonvested at December 31, 2018	489	8.71

The weighted average estimated grant date fair value for options granted under the Company’s stock option plan during the twelve months ended December 31, 2018, 2017 and 2016 was $9.98, $8.27 and $5.97 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2018 is $2,871 thousand and the weighted average period over which the cost is expected to be recognized is 1.8 years.

The total intrinsic value of options exercised during the twelve months ended December 31, 2018, 2017 and 2016 was $4,264 thousand, $4,642 thousand and $3,242 thousand, respectively. The total fair value of Restricted Performance Shares (“RPSs”) that vested during the twelve months ended December 31, 2018, 2017 and 2016 was $1,143 thousand, $708 thousand and $753 thousand, respectively. The total fair value of options vested during the twelve months ended December 31, 2018, 2017 and 2016 was $1,835 thousand, $1,493 thousand and $1,269 thousand, respectively. The Company adopted the ASU 2016-09 provisions effective January 1, 2017, which has the potential to create volatility in the book tax provision at the time nonqualified stock options are exercised or expire. During the twelve months of 2018, 292 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $2,516 thousand. During the twelve months of 2017, 509 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $1,667 thousand. The income tax provision was $737 thousand lower in 2018 and $698 thousand in 2017 lower than would have been under accounting standards prior to the adoption of ASU 2016-09. The increase in tax benefits recognized for the tax deductions from the exercise of options totaled $394 thousand for the twelve months ended December 31, 2016.

A summary of the status of the Company’s restricted performance shares as of December 31, 2018 and 2017 and changes during the twelve months ended on those dates, follows:

	2018	2017
	(In thousands)
Outstanding at January 1,	49	48
Granted	11	14
Issued upon vesting	(19)	(13)
Forfeited	(2)	-
Outstanding at December 31,	39	49

As of December 31, 2018 and 2017, the restricted performance shares had a weighted-average contractual life of 1.2 years. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $660 thousand, $827 thousand and $1,228 thousand for the twelve months ended December 31, 2018, 2017 and 2016, respectively. There were no stock appreciation rights or incentive stock options granted in the twelve months ended December 31, 2018 and 2017.

On February 13, 2009, the Company issued a warrant to purchase 246,640 shares of the Company’s common stock at an exercise price of $50.92 per share. The warrants may be exercised in a manner wherein the Company withholds shares of common stock issuable upon exercise of the warrant equal in value to the aggregate exercise price, in which case the warrant holder would not deliver cash for the aggregate exercise price and the Company would issue a number of shares equal to the intrinsic value on the exercise date. The warrants remain outstanding at December 31, 2018. On January 29, 2019, the warrants were exercised in a cashless transaction resulting in the issuance of 50,788 shares of the Company’s common stock.

The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2018, approximately 1,750 thousand shares remained available to repurchase under such plans.

Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2018, no shares of Class B Common Stock or Preferred Stock were outstanding.

Note 9: Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in 2019. The capital conservation buffer was 1.875% for 2018 and 1.25% for 2017. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2018, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2018 and 2017, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

[The remainder of this page intentionally left blank]

The capital ratios for the Company and the Bank under the new capital framework as of the dates indicated are presented in the table below.

	At December 31, 2018		Required for Capital Adequacy Purposes Effective January 1, 2018			To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$528,042	16.30%	$206,576	6.375	%(1)	N/A	N/A
Bank	415,575	13.01%	203,664	6.375	%(1)	$207,658	6.50%
Tier 1 Capital
Company	528,042	16.30%	255,182	7.875	%(1)	N/A	N/A
Bank	415,575	13.01%	251,585	7.875	%(1)	255,579	8.00%
Total Capital
Company	551,701	17.03%	319,990	9.875	%(1)	N/A	N/A
Bank	445,234	13.94%	315,480	9.875	%(1)	319,474	10.00%
Leverage Ratio (2)
Company	528,042	9.51%	222,111	4.000%		N/A	N/A
Bank	415,575	7.55%	220,312	4.000%		275,390	5.00%

(1) Includes 1.875% capital conservation buffer.

(2) The leverage ratio consists of Tier 1 capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

	At December 31, 2017		Required for Capital Adequacy Purposes Effective January 1, 2017			To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$479,259	15.36%	$179,377	5.75	%(3)	N/A	N/A
Bank	383,796	12.50%	176,568	5.75	%(3)	$199,599	6.50%
Tier 1 Capital
Company	479,259	15.36%	226,170	7.25	%(3)	N/A	N/A
Bank	383,796	12.50%	222,630	7.25	%(3)	245,660	8.00%
Total Capital
Company	504,576	16.17%	288,562	9.25	%(3)	N/A	N/A
Bank	415,113	13.52%	284,045	9.25	%(3)	307,076	10.00%
Leverage Ratio (2)
Company	479,259	8.86%	216,280	4.000%		N/A	N/A
Bank	383,796	7.16%	214,468	4.000%		268,085	5.00%

(2) The leverage ratio consists of Tier 1capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

(3) Includes 1.25% capital conservation buffer.

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

The components of the net deferred tax asset are as follows:

	At December 31,
	2018	2017
	(In thousands)
Deferred tax asset
Allowance for credit losses	$6,868	$7,349
State franchise taxes	3,026	1,871
AMT carryforward	-	1,752
Securities available for sale	16,787	8,586
Deferred compensation	5,229	5,279
Real estate owned	553	553
Purchased assets and assumed liabilities	935	1,111
Post-retirement benefits	555	526
Employee benefit accruals	2,104	2,066
VISA Class B shares	167	96
Limited partnership investments	708	57
Impaired capital assets	3,070	3,056
Accrued liabilities	2,554	1,609
Premises and equipment	31	299
Other	721	520
Total deferred tax asset	43,308	34,730
Deferred tax liability
Net deferred loan fees	291	281
Intangible assets	761	1,247
Other	-	90
Total deferred tax liability	1,052	1,618
Net deferred tax asset	$42,256	$33,112

At December 31, 2018 and December 31, 2017, the Company had a $3,070 thousand and $3,056 thousand, respectively, deferred tax asset related to a California capital loss carryforwards which will expire if unutilized within five years of the year incurred. The Company believes it will have sufficient California capital gains within the five year utilization period to absorb the carryforward.

At December 31, 2017, the Company had no net operating loss and a $1,752 thousand AMT tax credit carryforward; the AMT tax credit carryforward was fully utilized in 2018.

Based on Management’s judgment, a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income. Net deferred tax assets are included with other assets in the consolidated balance sheets.

[The remainder of this page intentionally left blank]

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred are as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current income tax expense:
Federal	$10,560	$1,778	$16,258
State	9,816	7,810	7,292
Total current	20,376	9,588	23,550
Deferred income tax (benefit) expense:
Federal	(206)	14,461	(2,604)
State	(737)	783	158
Total deferred	(943)	15,244	(2,446)
Adjustment of net deferred tax asset for enacted changes in tax rates:
Federal	-	12,315	-
State	-	-	-
Total adjustments	-	12,315	-
Provision for income taxes	$19,433	$37,147	$21,104

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Federal income taxes due at statutory rate	$19,109	$30,509	$27,985
Reductions in income taxes resulting from:
Interest on state and municipal securities and loans not taxable for federal income tax purposes	(4,375)	(7,794)	(8,382)
State franchise taxes, net of federal income tax benefit	7,173	5,586	4,843
Re-measurement of net deferred tax asset due to enactment of new federal tax rate	-	12,315	-
Stock compensation deduction in excess of book expense	(528)	(583)	-
Tax credits	(1,291)	(1,850)	(2,286)
Dividend received deduction	(32)	(60)	(52)
Cash value life insurance	(490)	(603)	(607)
Other	(133)	(373)	(397)
Provision for income taxes	$19,433	$37,147	$21,104

The 2017 income tax provision includes a $12.3 million dollar charge to re-measure the Company’s net deferred tax asset as a result of the enactment of the Tax Cuts and Jobs Act of 2017.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits follow:

	2018	2017
	(In thousands)

Balance at January 1,	$909	$1,099
Additions for tax positions taken in the current period	-	-
Reductions for tax positions taken in the current period	-	-
Additions for tax positions taken in prior years	-	-
Reductions for tax positions taken in prior years	-	-
Decrease related to settlements with taxing authorities	-	(190)
Decrease as a result of a lapse in statute of limitations	-	-
Balance at December 31,	$909	$909

The Company’s uncertain tax positions relate to positions taken on tax returns which are under examination. The timing of concluding the examinations is dependent on the taxing authorities. The examinations could conclude in 2019. Unrecognized tax benefits at December 31, 2018 and 2017 include accrued interest and penalties of $13 thousand and $13 thousand, respectively. When recognized, the entire amount of the unrecognized tax benefits will affect the effective tax rate.

The Company classifies interest and penalties as a component of the provision for income taxes. At December 31, 2018, the tax years ended December 31, 2017, 2016 and 2015 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2017, 2016, 2015, 2014, 2013, 2012 and 2011 remain subject to examination by the California Franchise Tax Board.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At December 31, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Equity securities
Mutual funds	$1,747	$-	$1,747	$-
Total equity securities	1,747	-	1,747	-
Debt securities available for sale
U.S. Treasury securities	139,574	139,574	-	-
Securities of U.S. Government sponsored entities	164,018	-	164,018	-
Agency residential MBS	853,871	-	853,871	-
Non-agency residential MBS	114	-	114	-
Agency commercial MBS	1,842	-	1,842	-
Securities of U.S. Government entities	1,119	-	1,119	-
Obligations of states and political subdivisions	179,091	-	179,091	-
Corporate securities	1,315,041	-	1,315,041	-
Total debt securities available for sale	2,654,670	139,574	2,515,096	-
Total	$2,656,417	$139,574	$2,516,843	$-

(1) There were no transfers in to or out of level 3 during the year ended December 31, 2018.

	At December 31, 2017
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Equity securities
Mutual funds	$1,800	$-	$1,800	$-
Total equity securities	1,800	-	1,800	-
Debt securities available for sale
Securities of U.S. Government sponsored entities	119,319	-	119,319	-
Agency residential MBS	767,706	-	767,706	-
Non-agency residential MBS	154	-	154	-
Agency commercial MBS	2,219	-	2,219	-
Securities of U.S. Government entities	1,590	-	1,590	-
Obligations of states and political subdivisions	185,221	-	185,221	-
Corporate securities	1,115,498	-	1,115,498	-
Total debt securities available for sale	2,191,707	-	2,191,707	-
Total	$2,193,507	$-	$2,193,507	$-

(1) There were no transfers in to or out of level 3 during the year ended December 31, 2017.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at December 31, 2018 and December 31, 2017, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Year Ended
	At December 31, 2018				December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$350	$-	$-	$350	$-
Impaired loans:
Commercial	6,437	-	-	6,437	-
Commercial real estate	3,870	-	-	3,870	(240)
Total assets measured at fair value on a nonrecurring basis	$10,657	$-	$-	$10,657	$(240)

					For the
					Year Ended
	At December 31, 2017				December 31, 2017
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$1,426	$-	$-	$1,426	$(219)
Impaired loans:
Commercial	4,950	-	-	4,950	-
Commercial real estate	5,904	-	-	5,904	-
Total assets measured at fair value on a nonrecurring basis	$12,280	$-	$-	$12,280	$(219)

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

Equity Securities The fair values of equity securities were estimated using quoted prices as describe above for Level 2 valuation.

Debt Securities Held to Maturity The fair values of debt securities were estimated using quoted prices as described above for Level 1 and Level 2 valuation.

Loans Loans are valued using the exit price notion. The Company uses a net present value of cash flows methodology that seeks to incorporate interest rate, credit, liquidity and prepayment risks in the fair market value estimation. Inputs to the calculation include market rates for similarly offered products, market interest rate projections, credit spreads, estimated credit losses and prepayment assumptions.

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

	At December 31, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$420,284	$420,284	$420,284	$-	$-
Debt securities held to maturity	984,609	971,445	-	971,445	-
Loans	1,185,851	1,184,770	-	-	1,184,770

Financial Liabilities:
Deposits	$4,866,839	$4,862,668	$-	$4,671,588	$191,080
Short-term borrowed funds	51,247	51,247	-	51,247	-

	At December 31, 2017
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$575,002	$575,002	$575,002	$-	$-
Debt securities held to maturity	1,158,864	1,155,342	-	1,155,342	-
Loans	1,264,973	1,257,811	-	-	1,257,811

Financial Liabilities:
Deposits	$4,827,613	$4,824,586	$-	$4,595,795	$228,791
Short-term borrowed funds	58,471	58,471	-	58,471	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 12: Lease Commitments

Twenty eight banking offices and a centralized administrative service center are owned and 58 facilities are leased. Substantially all the leases contain renewal options and provisions for rental increases, principally for cost of living index. The Company also leases certain pieces of equipment.

Minimum future rental payments under noncancelable operating leases as of December 31, 2018 are as follows:

Minimum future rental payments
(In thousands)
2019	$5,996
2020	4,409
2021	2,741
2022	1,921
2023	1,223
Thereafter	1,044
Total minimum lease payments	$17,334

The total minimum future rental payments have not been reduced by minimum sublease rentals of $1,319 thousand due in the future under noncancelable subleases. Total rentals for premises were $6,794 thousand in 2018, $6,695 thousand in 2017 and $6,823 thousand in 2016. Total sublease rentals were $397 thousand in 2018, $406 thousand in 2017 and $435 thousand in 2016. Total rentals for premises, net of sublease income, included in noninterest expense were $6,397 thousand in 2018, $6,289 thousand in 2017 and $6,388 thousand in 2016.

Note 13: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $278,598 thousand and $272,646 thousand at December 31, 2018 and December 31, 2017, respectively. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $2,772 thousand and $19,263 thousand at December 31, 2018 and December 31, 2017, respectively. The Company had no commitments outstanding for commercial and similar letters of credit at December 31, 2018 and December 31, 2017. The Company had $75 thousand in outstanding full recourse guarantees to a 3rd party credit card company at December 31, 2018. The Company had a reserve for unfunded commitments of $2,308 thousand at December 31, 2018 and 2017, included in other liabilities.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount can be reasonably estimated. In the third quarter 2018, the Company achieved a mediated settlement to dismiss a lawsuit, subject to court approval, and accrued a liability for $3,500 thousand.

The Company has determined that it will be obligated to provide refunds of revenue recognized in years prior to 2017 to some customers. The Company estimates the probable amount of these obligations will be $5,542 thousand and accrued a liability for such amount in 2017; the estimated liability is subject to revision.

Note 14: Retirement Benefit Plans

The Company sponsors a qualified defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to noninterest expense related to discretionary Company contributions to the Deferred Profit-Sharing Plan were $1,057 thousand in 2018, $944 thousand in 2017 and $1,000 thousand in 2016.

The Company also sponsors a qualified defined contribution Tax Deferred Savings/Retirement Plan (ESOP) covering salaried employees who become eligible to participate upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax or after-tax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests primarily in Westamerica Bancorporation common stock. The Company funds contributions to match participating employees’ contributions, subject to certain limits. The matching contributions charged to compensation expense were $1,052 thousand in 2018, $1,098 thousand in 2017 and $1,075 thousand in 2016.

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

The following tables set forth the net periodic post-retirement benefit cost and the change in the benefit obligation for the years ended December 31 and the funded status of the post-retirement benefit plan as of December 31:

Net Periodic Benefit Cost

	At December 31,
	2018	2017	2016
	(In thousands)
Service benefit	$24	$(311)	$(153)
Interest cost	72	95	108
Amortization of unrecognized transition obligation	-	61	61
Net periodic (benefit) cost	$96	$(155)	$16

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

Amortization of unrecognized transition obligation, net of tax	-	(34)	(36)
Total recognized in net periodic (benefit) cost and accumulated other comprehensive income	$96	$(189)	$(20)

The transition obligation for this post-retirement benefit plan became fully amortized during the twelve months ended December 31, 2017.

[The remainder of this page intentionally left blank]

Obligation and Funded Status

	At December 31,
	2018	2017	2016
Change in benefit obligation	(In thousands)
Benefit obligation at beginning of year	$1,958	$2,319	$2,522
Service benefit	24	(311)	(153)
Interest cost	72	95	108
Benefits paid	(141)	(145)	(158)
Benefit obligation at end of year	$1,913	$1,958	$2,319
Accumulated post-retirement benefit obligation attributable to:
Retirees	$1,913	$1,575	$1,705
Fully eligible participants	-	382	606
Other	-	1	8
Total	$1,913	$1,958	$2,319
Fair value of plan assets	-	-	-
Accumulated post-retirement benefit obligation in excess of plan assets	$1,913	$1,958	$2,319

Additional Information

Assumptions

	At December 31,
	2018	2017	2016

Weighted-average assumptions used to determine benefit obligations
Discount rate	3.76%	3.70%	4.10%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	3.70%	4.10%	4.30%

The above discount rate is based on the Corporate Aa 25-year rate, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits. Post-retirement medical benefits are currently fixed amounts without provision for future increases; as a result, the assumed annual average rate of inflation used to measure the expected cost of benefits covered by this program is zero percent for 2018 and beyond.

Assumed benefit inflation rates are not applicable for this program.

Estimated future benefit payments
(In thousands)
2019	$143
2020	143
2021	143
2022	140
2023	138
Years 2024-2028	624

[The remainder of this page intentionally left blank]

Note 15: Related Party Transactions

Certain of the Directors, executive officers and their associates have had banking transactions with subsidiaries of the Company in the ordinary course of business. The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2018 and 2017:

	2018	2017
	(In thousands)

Balance at January 1,	$622	$867
Originations	-	-
Principal reductions	(45)	(245)
Balance at December 31,	$577	$622
Percent of total loans outstanding.	0.05%	0.05%

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

The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $473,250 thousand in 2018 and $458,186 thousand in 2017, which amounts exceed the Bank’s required reserves.

[The remainder of this page intentionally left blank]

Note 17: Other Comprehensive Income

The components of other comprehensive (loss) income and other related tax effects were:

	2018
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Net unrealized losses arising during the year	$(27,939)	$8,258	$(19,681)
Reclassification of losses included in net income	-	-	-
Net unrealized losses arising during the year	(27,939)	8,258	(19,681)
Post-retirement benefit obligation	-	-	-
Other comprehensive loss	$(27,939)	$8,258	$(19,681)

	2017
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Net unrealized losses arising during the year	$(3,767)	$1,585	$(2,182)
Reclassification of gains included in net income	(7,955)	3,345	(4,610)
Net unrealized losses arising during the year	(11,722)	4,930	(6,792)
Post-retirement benefit obligation	59	(25)	34
Other comprehensive loss	$(11,663)	$4,905	$(6,758)

	2016
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Net unrealized losses arising during the year	$(18,610)	$7,825	$(10,785)
Reclassification of (gains) losses included in net income	-	-	-
Net unrealized losses arising during the year	(18,610)	7,825	(10,785)
Post-retirement benefit obligation	61	(25)	36
Other comprehensive loss	$(18,549)	$7,800	$(10,749)

Accumulated other comprehensive income (loss) balances were:

	Post-retirement Benefit Obligation	Net Unrealized Gains (losses) on Securities	Accumulated Other Comprehensive Income (loss)
	(In thousands)
Balance, December 31, 2015	$(70)	$745	$675
Net change	36	(10,785)	(10,749)
Balance, December 31, 2016	(34)	(10,040)	(10,074)
Net change	34	(6,792)	(6,758)
Balance, December 31, 2017	-	(16,832)	(16,832)
Cumulative effect of equity securities losses reclassified	-	142	142
Adjusted Balance, January 1, 2018	-	(16,690)	(16,690)
Reclass stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017	-	(3,625)	(3,625)
Net change	-	(19,681)	(19,681)
Balance, December 31, 2018	$-	$(39,996)	$(39,996)

The transition obligation for this post-retirement benefit plan became fully amortized during the twelve months ended December 31, 2017.

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

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net income (numerator)	$71,564	$50,025	$58,853
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,649	26,291	25,612
Basic earnings per common share	$2.69	$1.90	$2.30
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,649	26,291	25,612
Add common stock equivalents for options	107	128	66
Weighted average number of common shares outstanding - diluted (denominator)	26,756	26,419	25,678
Diluted earnings per common share	$2.67	$1.89	$2.29

For the years ended December 31, 2018, 2017 and 2016, options to purchase 423 thousand, 323 thousand and 773 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

Note 19: Westamerica Bancorporation (Parent Company Only Condensed Financial Information)

Statements of Income and Comprehensive Income

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Dividends from subsidiaries	$43,892	$12,728	$56,824
Interest income	33	43	25
Other income	9,447	8,590	8,315
Total income	53,372	21,361	65,164
Interest on borrowings	-	-	-
Salaries and benefits	7,575	7,163	7,079
Other expense	3,181	3,416	3,290
Total expense	10,756	10,579	10,369
Income before taxes and equity in undistributed income of subsidiaries	42,616	10,782	54,795
Income tax benefit	919	241	1,025
Earnings of subsidiaries greater than subsidiary dividends	28,029	39,002	3,033
Net income	71,564	50,025	58,853
Other comprehensive loss, net of tax	(19,681)	(6,758)	(10,749)
Comprehensive income	$51,883	$43,267	$48,104

[The remainder of this page intentionally left blank]

Balance Sheets

	At December 31,
	2018	2017
	(In thousands)
Assets
Cash	$72,878	$53,409
Investment securities available for sale	-	-
Investment in Westamerica Bank	509,125	500,776
Investment in non-bank subsidiaries	455	455
Premises and equipment, net	10,400	9,639
Accounts receivable from Westamerica Bank	580	538
Other assets	36,990	40,547
Total assets	$630,428	$605,364
Liabilities
Accounts payable to Westamerica Bank	$46	$92
Other liabilities	14,791	15,033
Total liabilities	14,837	15,125
Shareholders' equity	615,591	590,239
Total liabilities and shareholders' equity	$630,428	$605,364

Statements of Cash Flows

	For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Operating Activities
Net income	$71,564	$50,025	$58,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	361	319	305
(Increase) decrease in accounts receivable from affiliates	(43)	(16)	299
Increase in other assets	(2,638)	(2,203)	(1,940)
Stock option compensation expense	1,988	1,824	1,494
Tax benefit increase upon exercise of stock options and expiration of stock options	-	-	(394)
Provision (benefit) for deferred income tax	5,028	(3,971)	1,983
Increase in other liabilities	978	202	1,392
Earnings of subsidiaries greater than subsidiary dividends	(28,029)	(39,002)	(3,033)
Life insurance gains	(585)	-	-
Gain on sales of premises and equipment	(538)	(793)	(79)
Net Cash Provided by Operating Activities	48,086	6,385	58,880
Investing Activities
Proceeds from life insurance	1,169	-	-
Net Cash Provided by Investing Activities	1,169	-	-
Financing Activities
Exercise of stock options/issuance of shares	13,373	24,583	24,031
Taxes paid by withholding shares for tax purposes	-	-	(356)
Tax benefit increase (decrease) upon exercise of stock options and expiration of stock options	-	-	394
Retirement of common stock	(524)	(314)	(5,424)
Dividends	(42,635)	(41,299)	(39,924)
Net Cash Used in Financing Activities	(29,786)	(17,030)	(21,279)
Net change in cash	19,469	(10,645)	37,601
Cash at Beginning of Period	53,409	64,054	26,453
Cash at End of Period	$72,878	$53,409	$64,054
Supplemental Cash Flow Disclosures:
Supplemental disclosure of cash flow activities:
Interest paid for the period	$-	$-	$-
Income tax payments for the period	13,627	17,351	19,264

Note 20: Quarterly Financial Information

(Unaudited)

For the Three Months Ended
March 31,	June 30,	September 30,	December 31,
(In thousands, expect per share data and price range of common stock)
2018
Interest and loan fee income	$36,315	$37,346	$38,614	$39,448
Net interest income	35,856	36,887	38,087	38,934
Provision for loan losses	-	-	-	-
Noninterest income	11,955	11,769	12,528	11,897
Noninterest expense	26,022	25,741	29,366	25,787
Income before taxes	21,789	22,915	21,249	25,044
Net income	17,506	18,010	16,993	19,055
Basic earnings per common share	0.66	0.68	0.64	0.71
Diluted earnings per common share	0.66	0.67	0.63	0.71
Dividends paid per common share	0.40	0.40	0.40	0.40
Price range, common stock	55.72	-	62.52	55.81	-	60.68	57.56	-	64.52	52.75	-	63.20
2017
Interest and loan fee income	$34,128	$34,083	$34,623	$35,478
Net interest income	33,648	33,607	34,150	35,007
(Reversal of) provision for loan losses	-	(1,900)	-	-
Noninterest income	11,657	12,123	12,548	20,300
Noninterest expense	25,419	25,316	25,592	31,441
Income before taxes	19,886	22,314	21,106	23,866
Net income	15,049	15,799	15,017	4,160
Basic earnings per common share	0.58	0.60	0.57	0.16
Diluted earnings per common share	0.57	0.60	0.57	0.16
Dividends paid per common share	0.39	0.39	0.39	0.40
Price range, common stock	54.12	-	64.07	51.31	-	57.78	49.54	-	59.54	53.96	-	63.03
2016
Interest and loan fee income	$34,001	$34,248	$33,955	$33,715
Net interest income	33,449	33,707	33,432	33,215
(Reversal of) provision for loan losses	-	-	(3,200)	-
Noninterest income	11,729	11,702	11,598	11,545
Noninterest expense	26,212	25,750	26,575	25,083
Income before taxes	18,966	19,659	21,655	19,677
Net income	14,226	14,546	15,628	14,453
Basic earnings per common share	0.56	0.57	0.61	0.56
Diluted earnings per common share	0.56	0.57	0.61	0.56
Dividends paid per common share	0.39	0.39	0.39	0.39
Price range, common stock	40.72	-	49.63	45.86	-	51.53	46.61	-	50.96	48.20	-	65.34

[The remainder of this page intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Westamerica Bancorporation

San Rafael, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

(Continued)

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

/s/ Crowe LLP

Crowe LLP

We have served as the Company's auditor since 2015.

Sacramento, California

February 28, 2019

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2018.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 47 and 91, respectively.

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

Name of Executive	Position	Held Since
David L. Payne	Mr. Payne, born in 1955, is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Payne is President and Chief Executive Officer of Gibson Printing and Publishing Company and Gibson Radio and Publishing Company which are newspaper, commercial printing and real estate investment companies headquartered in Vallejo, California.	1984
John “Robert” Thorson	Mr. Thorson, born in 1960, is Senior Vice President and Chief Financial Officer of the Company. Mr. Thorson joined Westamerica Bancorporation in 1989, was Vice President and Manager of Human Resources from 1995 until 2001 and was Senior Vice President and Treasurer from 2002 until 2005.	2005
Russell W. Rizzardi	Mr. Rizzardi, born in 1955, is Senior Vice President and Chief Credit Administrator of Westamerica Bank. Mr. Rizzardi joined Westamerica Bank in 2007. He has been in the banking industry since 1979 and was previously with Wells Fargo Bank and U.S. Bank.	2008
George ”Steve” Ensinger	Mr. Ensinger, born in 1954, is Senior Vice President and Division Manager of Human Resources of the Company. Mr. Ensinger joined Westamerica Bancorporation in 2014 and has held a variety of senior positions in Human Resources prior to joining the Company.	2014
Brian J. Donohoe	Mr. Donohoe, born in 1981, is Senior Vice President and Manager of the Operations & Systems Administration of Community Banker Services Corporation. Mr. Donohoe joined Westamerica Bancorporation in 1999 and has held a variety of positions in the Banking Division and the Operations & Systems Division, most recently, Vice President and Manager of Business Services until 2018.	2019

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K of the Securities Act of 1933) that is applicable to its senior financial officers including its chief executive officer, chief financial officer, and principal accounting officer.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Executive Compensation” in the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

[The remainder of this page intentionally left blank]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2018:

	At December 31, 2018
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(In thousands, except exercise price)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	946	$54	713
Equity compensation plans not approved by security holders	-	N/A	-
Total	946	$54	713

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Proposal 3 – Ratification of Independent Auditor” in the Company’s Proxy Statement for its 2019 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934.

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

Date: February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ David L. Payne David L. Payne	Chairman of the Board and Directors President and Chief Executive Officer (Principal Executive Officer)	February 28, 2019
/s/ John “Robert” Thorson John “Robert” Thorson	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2019
/s/ Etta Allen Etta Allen	Director	February 28, 2019
/s/ Louis E. Bartolini Louis E. Bartolini	Director	February 28, 2019
/s/ E. Joseph Bowler E. Joseph Bowler	Director	February 28, 2019
/s/ Patrick D. Lynch Patrick D. Lynch	Director	February 28, 2019
/s/ Catherine C. MacMillan Catherine C. MacMillan	Director	February 28, 2019
/s/ Ronald A. Nelson Ronald A. Nelson	Director	February 28, 2019
/s/ Edward B. Sylvester Edward B. Sylvester	Lead Independent Director	February 28, 2019

EXHIBIT INDEX

Exhibit Number
3(a)	Restated Articles of Incorporation (composite copy), incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.
3(b)	By-laws, as amended (composite copy), incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on March 26, 2018.
3(c)	Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Westamerica Bancorporation dated February 10, 2009, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 13, 2009.
4(c)	Warrant to Purchase Common Stock pursuant to the Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.
10(a)*	Amended and Restated Stock Option Plan of 1995, incorporated by reference to Exhibit A to the Registrant’s definitive Proxy Statement pursuant to Regulation 14(a) filed with the Securities and Exchange Commission on March 17, 2003.
10(d)*	Westamerica Bancorporation Chief Executive Officer Deferred Compensation Agreement by and between Westamerica Bancorporation and David L. Payne, dated December 18, 1998 incorporated by reference to Exhibit 10(e) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 29, 2000.
10(e)*	Description of Executive Cash Bonus Program incorporated by reference to Exhibit 10(e) to Exhibit 2.1 of Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2005.
10(f)*	Non-Qualified Annuity Performance Agreement with David L. Payne dated November 19, 1997 incorporated by reference to Exhibit 10(f) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.
10(g)*	Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Nonstatutory Stock Option Agreement Form incorporated by reference to Exhibit 10(g) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.
10(h)*	Amended and Restated Westamerica Bancorporation Stock Option Plan of 1995 Restricted Performance Share Grant Agreement Form incorporated by reference to Exhibit 10(h) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005.
10(i)*	Amended Westamerica Bancorporation and Subsidiaries Deferred Compensation Plan (As restated effective January 1, 2005) dated December 31, 2008 incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009.
10(j)*	Amended and Restated Westamerica Bancorporation Deferral Plan (Adopted October 26, 1995) dated December 31, 2008 incorporated by reference to Exhibit 10(j) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission on February 27, 2009.
10(k)*	Form of Restricted Performance Share Deferral Election pursuant to the Westamerica Bancorporation Deferral Plan incorporated by reference to Exhibit 10(i) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006.
10(l)	Purchase and Assumption Agreement by and between Federal Deposit Insurance Corporation and Westamerica Bank dated February 6, 2009, incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 11, 2009.
10(m)	Letter Agreement between the Company and the United States Department of the Treasury dated February 13, 2009 incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 19, 2009.
10(s)*	Amended and Restated Stock Option Plan of 1995, incorporated by reference to Exhibit A to the Registrant’s definitive Proxy Statement pursuant to Regulation 14(a) filed with the Securities and Exchange Commission on March 13, 2012.

10(t)	Data Processing Agreement by and between Fidelity Information Services and Westamerica Bancorporation incorporated by reference to Exhibit 10(t) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on February 28, 2017.
11.1	Statement re computation of per share earnings incorporated by reference to Note 18 of the notes to the consolidated financial statements of this Report.
14	Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 10, 2004.
21	Subsidiaries of the registrant.
23.1	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*	Indicates management contract or compensatory plan or arrangement.

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