Form 10-Q
period 2019-03-31
WESTAMERICA BANCORPORATION
filed 2019-05-06
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	WABC	The Nasdaq Stock Market, LLC

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of April 30, 2019
Common Stock,	26,929,915
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

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statements in this report to reflect circumstances or events that occur after the date forward looking statements are made, except as may be required by law. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2018, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.

PART I - FINANCIAL INFORMATION

Item 1     Financial Statements

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At March 31, 2019	At December 31, 2018
	(In thousands)
Assets:
Cash and due from banks	$421,788	$420,284
Equity securities	1,771	1,747
Debt securities available for sale	2,702,240	2,654,670
Debt securities held to maturity, with fair values of:
$920,603 at March 31, 2019 and $971,445 at December 31, 2018	923,190	984,609
Loans	1,204,844	1,207,202
Allowance for loan losses	(20,477)	(21,351)
Loans, net of allowance for loan losses	1,184,367	1,185,851
Other real estate owned	43	350
Premises and equipment, net	33,934	34,507
Identifiable intangibles, net	1,619	1,929
Goodwill	121,673	121,673
Other assets	165,336	162,906
Total Assets	$5,555,961	$5,568,526

Liabilities:
Noninterest-bearing deposits	$2,179,803	$2,243,251
Interest-bearing deposits	2,612,781	2,623,588
Total deposits	4,792,584	4,866,839
Short-term borrowed funds	58,317	51,247
Other liabilities	48,293	34,849
Total Liabilities	4,899,194	4,952,935

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares
Issued and outstanding: 26,901 at March 31, 2019 and 26,730 at December 31, 2018	455,304	448,351
Deferred compensation	771	1,395
Accumulated other comprehensive loss	(11,249)	(39,996)
Retained earnings	211,941	205,841
Total Shareholders' Equity	656,767	615,591
Total Liabilities andShareholders' Equity	$5,555,961	$5,568,526

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Interest and Fee Income:
Loans	$14,797	$14,697
Equity securities	98	85
Debt securities available for sale	17,521	13,551
Debt securities held to maturity	5,329	6,174
Interest-bearing cash	1,738	1,808
Total Interest and Fee Income	39,483	36,315
Interest Expense:
Deposits	485	450
Short-term borrowed funds	9	9
Total Interest Expense	494	459
Net Interest and Fee Income	38,989	35,856
Provision for Loan Losses	-	-
Net Interest and Fee Income After Provision For Loan Losses	38,989	35,856
Noninterest Income:
Service charges on deposit accounts	4,504	4,752
Merchant processing services	2,558	2,420
Debit card fees	1,507	1,605
Trust fees	717	743
ATM processing fees	633	664
Other service fees	577	631
Financial services commissions	101	114
Equity securities gains (losses)	24	(36)
Other noninterest income	958	1,062
Total Noninterest Income	11,579	11,955
Noninterest Expense:
Salaries and related benefits	13,108	13,351
Occupancy and equipment	5,048	4,691
Outsourced data processing services	2,369	2,340
Professional fees	665	785
Courier service	442	463
Amortization of identifiable intangibles	310	570
Other noninterest expense	3,241	3,822
Total Noninterest Expense	25,183	26,022
Income Before Income Taxes	25,385	21,789
Provision for income taxes	5,739	4,283
Net Income	$19,646	$17,506

Average Common Shares Outstanding	26,841	26,532
Average Diluted Common Shares Outstanding	26,912	26,665
Per Common Share Data:
Basic earnings	$0.73	$0.66
Diluted earnings	0.73	0.66
Dividends paid	0.40	0.40

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Net income	$19,646	$17,506
Other comprehensive income (loss):
Changes in net unrealized losses on debt securities available for sale	40,813	(32,846)
Deferred tax (expense) benefit	(12,066)	9,709
Changes in net unrealized losses on debt securities available for sale, net of tax	28,747	(23,137)
Total comprehensive income (loss)	$48,393	$(5,631)

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited)

	Common Shares Outstanding	Common Stock	Deferred Compensation	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	(In thousands)

Balance, December 31, 2017	26,425	$431,734	$1,533	$(16,832)	$173,804	$590,239
Cumulative effect of equity securities losses reclassified				142	(142)	-
Adjusted Balance, January 1, 2018	26,425	431,734	1,533	(16,690)	173,662	590,239
Reclass stranded tax effects resulting from the Tax Cuts and Jobs Act				(3,625)	3,625	-
Net income for the period					17,506	17,506
Other comprehensive loss				(23,137)		(23,137)
Exercise of stock options	166	7,534				7,534
Stock based compensation		525				525
Stock awarded to employees	-	24				24
Dividends					(10,608)	(10,608)
Balance, March 31, 2018	26,591	$439,817	$1,533	$(43,452)	$184,185	$582,083

Balance, December 31, 2018	26,730	$448,351	$1,395	$(39,996)	$205,841	$615,591
Cumulative effect of bond premium amortization adjustment, net of tax					(2,801)	(2,801)
Adjusted Balance, January 1, 2019	26,730	448,351	1,395	(39,996)	203,040	612,790
Net income for the period					19,646	19,646
Other comprehensive income				28,747		28,747
Shares issued from stock warrant exercise, net of repurchase	51					-
Exercise of stock options	120	5,771				5,771
Restricted stock activity		624	(624)			-
Stock based compensation		541				541
Stock awarded to employees	-	17				17
Dividends					(10,745)	(10,745)
Balance, March 31, 2019	26,901	$455,304	$771	$(11,249)	$211,941	$656,767

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Operating Activities:
Net income	$19,646	$17,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	4,809	1,643
Net amortization of deferred net loan fees	(215)	(40)
Decrease in interest income receivable	1,887	1,019
Increase in income taxes payable	1,575	4,302
Decrease (increase) in deferred tax asset	3,175	(20)
(Increase) decrease in other assets	(1,952)	2,473
Stock option compensation expense	541	525
Increase in interest expense payable	8	15
Decrease in other liabilities	(6,013)	(984)
Equity securities (gains) losses	(24)	36
Writedown of premises and equipment	-	1
Net Cash Provided by Operating Activities	23,437	26,476

Investing Activities:
Net repayments of loans	1,836	59,959
Purchases of debt securities available for sale	(219,414)	(279,327)
Proceeds from sale/maturity/calls of debt securities available for sale	210,429	86,218
Proceeds from maturity/calls of debt securities held to maturity	57,461	44,577
Purchases of premises and equipment	(393)	(1,413)
Proceeds from sale of foreclosed assets	307	50
Net Cash Provided by (Used in) Investing Activities	50,226	(89,936)

Financing Activities:
Net change in deposits	(74,255)	40,254
Net change in short-term borrowings	7,070	6,885
Exercise of stock options/issuance of shares	5,771	7,534
Common stock dividends paid	(10,745)	(10,608)
Net Cash (Used in) Provided by Financing Activities	(72,159)	44,065
Net Change In Cash and Due from Banks	1,504	(19,395)
Cash and Due from Banks at Beginning of Period	420,284	575,002
Cash and Due from Banks at End of Period	$421,788	$555,607

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$19,444	$-
Amount recognized upon initial adoption of ASU 2016-02 included above	15,325	-
Loan collateral transferred to other real estate owned	-	-
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	1,750	-
Interest paid for the period	486	444
Income tax payments for the period	-	-

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Note 2: Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, it is reasonably possible conditions could change materially affecting results of operations and financial conditions.

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

Recently Adopted Accounting Standards

In the three months ended March 31, 2019, the Company adopted the following new accounting guidance:

FASB ASU 2016-02, Leases (Topic 842), was issued February 25, 2016. The provisions of the new standard require lessees to recognize most leases on-balance sheet, increasing reported assets and liabilities. Lessor accounting remains substantially similar to current U.S. GAAP.

The Company adopted the ASU provisions effective January 1, 2019, and elected the modified retrospective transition approach. The Company elected the package of practical expedients provided in the ASU, which allowed the Company to rely on lease classification determinations made under prior accounting guidance and forego reevaluation of (i) whether any existing contracts are or contain a lease, (ii) whether existing leases are operating or finance leases, and (iii) the initial direct cost for any existing leases. The Company also elected to combine lease and non-lease components and exempt short-term leases with an original term of one year or less from on-balance sheet recognition. The implementing entry recognized a lease liability of $15.3 million and right-of-use asset of $15.3 million for facilities leases. The change in occupancy and equipment expense was not material.

FASB ASU 2017-08, Receivables – Non-Refundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, was issued March 2017. The ASU shortens the amortization period for certain callable debt securities held at a premium. Specifically, the ASU requires the premium to be amortized to the earliest call date. The ASU does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

The Company adopted the ASU provisions on January 1, 2019. The implementing entry reduced the carrying value of investment securities, specifically obligations of states and political subdivisions, by $3.1 million and reduced retained earnings by $2.8 million, net of tax. The change in premium amortization method was not material to revenue recognition.

FASB ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, was issued August 2017. The ASU expands and refines hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The ASU also provides for a one-time reclassification of prepayable assets from held-to-maturity (HTM) to available for sale (AFS) regardless of derivative use.

The Company adopted the ASU provisions on January 1, 2019. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors. The Company evaluated the prepayable assets in the HTM portfolio and did not effect a one-time reclassification of prepayable assets from HTM to the AFS upon implementation.

Recently Issued Accounting Standards

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

The Company will be required to adopt the ASU provisions on January 1, 2020. Management has evaluated available data, defined portfolio segments of loans with similar attributes, and selected loss estimate models for each identified loan portfolio segment. Management has preliminarily measured historical loss rates for each portfolio segment. The ultimate adjustment to the allowance for loan losses will be accomplished through an offsetting after-tax adjustment to shareholders’ equity. Management has also segmented debt securities held to maturity, selected methods to estimate losses for each segment, and preliminarily measured a loss estimate. Economic conditions and the composition of the Company’s loan portfolio and debt securities held to maturity at the time of adoption will influence the extent of the adopting accounting adjustment. Management expects to develop an aggregate loss estimate by December 31, 2019.

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

The market value of equity securities was $1,771 thousand and $1,747 thousand at March 31, 2019 and December 31, 2018, respectively. During the three months ended March 31, 2019, the Company recognized gross unrealized holding gains of $24 thousand in earnings. During the three months ended March 31, 2018, the Company recognized gross unrealized holding losses of $36 thousand in earnings.

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of cumulative other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2019	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$109,000	$54	$-	$109,054
Securities of U.S. Government sponsored entities	167,234	91	(1,586)	165,739
Agency residential mortgage-backed securities (MBS)	945,117	3,599	(18,693)	930,023
Non-agency residential MBS	111	1	-	112
Agency commercial MBS	1,860	-	(23)	1,837
Securities of U.S. Government entities	1,091	-	(10)	1,081
Obligations of states and political subdivisions	169,947	2,817	(711)	172,053
Corporate securities	1,323,850	6,881	(8,390)	1,322,341
Total debt securities available for sale	2,718,210	13,443	(29,413)	2,702,240
Debt securities held to maturity
Agency residential MBS	427,387	364	(9,269)	418,482
Non-agency residential MBS	3,124	63	-	3,187
Obligations of states and political subdivisions	492,679	6,367	(112)	498,934
Total debt securities held to maturity	923,190	6,794	(9,381)	920,603
Total	$3,641,400	$20,237	$(38,794)	$3,622,843

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2018	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$139,572	$5	$(3)	$139,574
Securities of U.S. Government sponsored entities	167,228	65	(3,275)	164,018
Agency residential mortgage-backed securities (MBS)	883,715	595	(30,439)	853,871
Non-agency residential MBS	113	1	-	114
Agency commercial MBS	1,869	-	(27)	1,842
Securities of U.S. Government entities	1,128	-	(9)	1,119
Obligations of states and political subdivisions	180,220	1,856	(2,985)	179,091
Corporate securities	1,337,608	1,075	(23,642)	1,315,041
Total debt securities available for sale	2,711,453	3,597	(60,380)	2,654,670
Debt securities held to maturity
Agency residential MBS	447,332	249	(14,129)	433,452
Non-agency residential MBS	3,387	40	-	3,427
Obligations of states and political subdivisions	533,890	3,403	(2,727)	534,566
Total debt securities held to maturity	984,609	3,692	(16,856)	971,445
Total	$3,696,062	$7,289	$(77,236)	$3,626,115

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At March 31, 2019
	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$280,961	$280,891	$88,062	$88,138
Over 1 to 5 years	1,357,380	1,354,969	186,922	188,819
Over 5 to 10 years	94,223	96,091	216,663	220,913
Over 10 years	38,558	38,317	1,032	1,064
Subtotal	1,771,122	1,770,268	492,679	498,934
MBS	947,088	931,972	430,511	421,669
Total	$2,718,210	$2,702,240	$923,190	$920,603

	At December 31, 2018
	Debt Securities Available for Sale		Debt Securities Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Maturity in years:
1 year or less	$262,418	$261,976	$86,172	$86,148
Over 1 to 5 years	1,438,849	1,414,020	214,137	213,829
Over 5 to 10 years	85,817	85,877	232,544	233,515
Over 10 years	38,672	36,970	1,037	1,074
Subtotal	1,825,756	1,798,843	533,890	534,566
MBS	885,697	855,827	450,719	436,879
Total	$2,711,453	$2,654,670	$984,609	$971,445

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At March 31, 2019 and December 31, 2018, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

[The remainder of this page intentionally left blank]

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale At March 31, 2019
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment	Fair	Unrealized	Investment	Fair	Unrealized	Investment	Fair	Unrealized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	-	$-	$-	10	$120,648	$(1,586)	10	$120,648	$(1,586)
Agency residential MBS	1	176	-	58	645,183	(18,693)	59	645,359	(18,693)
Agency commercial MBS	-	-	-	1	1,837	(23)	1	1,837	(23)
Securities of U.S. Government entities	-	-	-	2	1,081	(10)	2	1,081	(10)
Obligations of states and political subdivisions	6	5,215	(15)	52	54,137	(696)	58	59,352	(711)
Corporate securities	4	17,527	(30)	84	832,548	(8,360)	88	850,075	(8,390)
Total	11	$22,918	$(45)	207	$1,655,434	$(29,368)	218	$1,678,352	$(29,413)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity At March 31, 2019
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment	Fair	Unrecognized	Investment	Fair	Unrecognized	Investment	Fair	Unrecognized
	Positions	Value	Losses	Positions	Value	Losses	Positions	Value	Losses
	($ in thousands)
Agency residential MBS	3	$201	$-	80	$399,404	$(9,269)	83	$399,605	$(9,269)
Obligations of states and political subdivisions	-	-	-	62	55,801	(112)	62	55,801	(112)
Total	3	$201	$-	142	$455,205	$(9,381)	145	$455,406	$(9,381)

The unrealized losses on the Company’s debt securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates. The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by a major rating agency. One corporate bond with a carrying value of $15.0 million and a market value of $14.3 million at March 31, 2019, is rated below investment grade. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The Company does not intend to sell any debt securities and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of March 31, 2019.

The fair values of the debt securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for debt securities declines. As a result, other than temporary impairments may occur in the future.

As of March 31, 2019 and December 31, 2018, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $716,434  thousand and $728,161 thousand, respectively.

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

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)

Taxable	$18,633	$14,935
Tax-exempt from regular federal income tax	4,315	4,875
Total interest income from investment securities	$22,948	$19,810

[The remainder of this page intentionally left blank]

Note 4: Loans, Allowance for Loan Losses and Other Real Estate Owned

At December 31, 2018, the Company had $5,713 thousand in residential real estate secured loans which are indemnified from loss by the FDIC up to eighty percent of principal; the indemnification expired February 6, 2019.

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At March 31, 2019	At December 31, 2018
	(In thousands)
Commercial	$276,357	$275,080
Commercial Real Estate	584,221	580,480
Construction	3,555	3,982
Residential Real Estate	41,798	44,866
Consumer Installment & Other	298,913	302,794
Total	$1,204,844	$1,207,202

Total loans outstanding reported above include loans purchased from the FDIC of $55,757  thousand and $58,247  thousand at March 31, 2019 and December 31, 2018, respectively.

Changes in the accretable yield for purchased loans were as follows:

	For the Three Months Ended March 31, 2019	For the Year Ended December 31, 2018
Accretable yield:	(In thousands)
Balance at the beginning of the period	$182	$738
Reclassification from nonaccretable difference	1,103	1,119
Accretion	(141)	(1,675)
Balance at the end of the period	$1,144	$182

Accretion	$(141)	$(1,675)
Change in FDIC indemnification	-	2
(Increase) in interest income	$(141)	$(1,673)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses For the Three Months Ended March 31, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351
(Reversal) provision	125	31	(612)	(608)	792	272	-
Chargeoffs	(23)	-	-	-	(1,368)	-	(1,391)
Recoveries	93	12	-	-	412	-	517
Total allowance for loan losses	$6,506	$3,927	$853	$261	$5,481	$3,449	$20,477

	Allowance for Loan Losses For the Three Months Ended March 31, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
(Reversal) provision	(17)	(25)	(160)	(87)	37	252	-
Chargeoffs	(41)	-	-	-	(1,365)	-	(1,406)
Recoveries	829	-	-	-	649	-	1,478
Total allowance for loan losses	$8,517	$3,824	$175	$908	$5,739	$3,918	$23,081

The allowance for loan losses and recorded investment in loans evaluated for impairment were as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At March 31, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,715	$-	$-	$-	$-	$-	$2,715
Collectively evaluated for impairment	3,791	3,927	853	261	5,481	3,449	17,762
Total	$6,506	$3,927	$853	$261	$5,481	$3,449	$20,477
Carrying value of loans:
Individually evaluated for impairment	$9,763	$6,750	$-	$197	$116	$-	$16,826
Collectively evaluated for impairment	266,594	577,471	3,555	41,601	298,797	-	1,188,018
Total	$276,357	$584,221	$3,555	$41,798	$298,913	$-	$1,204,844

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment At December 31, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,752	$-	$-	$-	$-	$-	$2,752
Collectively evaluated for impairment	3,559	3,884	1,465	869	5,645	3,177	18,599
Total	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351
Carrying value of loans:
Individually evaluated for impairment	$9,944	$8,438	$-	$717	$143	$-	$19,242
Collectively evaluated for impairment	265,136	572,042	3,982	44,149	302,651	-	1,187,960
Total	$275,080	$580,480	$3,982	$44,866	$302,794	$-	$1,207,202

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

[The remainder of this page intentionally left blank]

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade At March 31, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$266,405	$572,937	$3,555	$41,601	$297,781	$1,182,279
Substandard	9,952	11,284	-	197	584	22,017
Doubtful	-	-	-	-	204	204
Loss	-	-	-	-	344	344
Total	$276,357	$584,221	$3,555	$41,798	$298,913	$1,204,844

	Credit Risk Profile by Internally Assigned Grade At December 31, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$264,634	$567,578	$3,982	$43,112	$300,553	$1,179,859
Substandard	10,446	12,902	-	1,754	1,556	26,658
Doubtful	-	-	-	-	135	135
Loss	-	-	-	-	550	550
Total	$275,080	$580,480	$3,982	$44,866	$302,794	$1,207,202

Credit risk profile reflects internally assigned grades of purchased covered loans without regard to FDIC indemnification on $5,713 thousand residential real estate and consumer loans at December 31, 2018. The indemnification expired February 6, 2019.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status At March 31, 2019
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$275,577	$747	$21	$-	$12	$276,357
Commercial real estate	579,041	1,308		-	3,872	584,221
Construction	3,555	-	-	-	-	3,555
Residential real estate	41,798	-	-	-	-	41,798
Consumer installment and other	295,179	2,626	598	394	116	298,913
Total	$1,195,150	$4,681	$619	$394	$4,000	$1,204,844

	Summary of Loans by Delinquency and Nonaccrual Status At December 31, 2018
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$274,045	$781	$254	$-	$-	$275,080
Commercial real estate	574,853	617	785	-	4,225	580,480
Construction	3,982	-	-	-	-	3,982
Residential real estate	43,372	789	189	-	516	44,866
Consumer installment and other	297,601	3,408	1,107	551	127	302,794
Total	$1,193,853	$5,595	$2,335	$551	$4,868	$1,207,202

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2019 and December 31, 2018.

The following summarizes impaired loans:

	Impaired Loans
	At March 31, 2019			At December 31, 2018
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial	$706	$706	$-	$755	$759	$-
Commercial real estate	6,750	8,197	-	8,438	10,373	-
Residential real estate	197	227	-	717	747	-
Consumer installment and other	116	151	-	270	377	-
Total with no related allowance recorded	7,769	9,281	-	10,180	12,256	-

With an allowance recorded:
Commercial	9,057	9,057	2,715	9,189	9,189	2,752
Commercial real estate	-	-	-	-	-	-
Total with an allowance recorded	9,057	9,057	2,715	9,189	9,189	2,752
Total	$16,826	$18,338	$2,715	$19,369	$21,445	$2,752

Impaired loans include troubled debt restructured loans. Impaired loans at March 31, 2019, included $7,505 thousand of restructured loans, $3,670 thousand of which were on nonaccrual status. Impaired loans at December 31, 2018, included $8,579 thousand of restructured loans, $4,225 thousand of which were on nonaccrual status.

	Impaired Loans For the Three Months Ended March 31,
	2019		2018
	Average Recorded Investment	Recognized Interest Income	Average Recorded Investment	Recognized Interest Income
	(In thousands)
Commercial	$9,848	$167	$10,897	$175
Commercial real estate	6,893	147	13,755	215
Residential real estate	198	3	207	4
Consumer installment and other	132	-	357	3
Total	$17,071	$317	$25,216	$397

The following tables provide information on troubled debt restructurings:

	Troubled Debt Restructurings At March 31, 2019
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	4	$2,274	$760	$17
Commercial real estate	6	8,367	6,548	-
Residential real estate	1	241	197	-
Total	11	$10,882	$7,505	$17

	Troubled Debt Restructurings At December 31, 2018
	Number of Contracts	Pre-Modification Carrying Value	Period-End Carrying Value	Period-End Individual Impairment Allowance
	($ in thousands)
Commercial	4	$2,274	$811	$19
Commercial real estate	8	9,237	7,568	-
Residential real estate	1	241	200	-
Total	13	$11,752	$8,579	$19

During the three months ended March 31, 2019 and March 31, 2018, the Company did not modify any loans that were considered troubled debt restructurings. There were no chargeoffs related to troubled debt restructurings made during the three months ended March 31, 2019 and March 31, 2018. During the three months ended March 31, 2019 and 2018, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

There were no loans restricted due to collateral requirements at March 31, 2019 and December 31, 2018.

There were no loans held for sale at March 31, 2019 and December 31, 2018.

At March 31, 2019 and December 31, 2018, the Company held total other real estate owned (OREO) of $43 thousand net of reserve of $-0- thousand and $350 thousand net of reserve of $-0- thousand, respectively, of which $-0- was foreclosed residential real estate properties or covered OREO at both dates. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $178 thousand at March 31, 2019 and $516 thousand at December 31, 2018.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At March 31, 2019, the Bank did not have credit extended to any one entity exceeding these limits. At March 31, 2019, the Bank had 36 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $51,175 thousand and $53,891 thousand at March 31, 2019 and December 31, 2018, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At March 31, 2019, the Bank held corporate bonds in 78 issuing entities that exceeded $5 million for each issuer.

[The remainder of this page intentionally left blank]

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At March 31, 2019	At December 31, 2018
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	56,725	56,083
Net deferred tax asset	27,332	42,256
Right-of-use asset	17,891	-
Limited partnership investments	9,343	10,219
Interest receivable	23,947	25,834
Prepaid assets	4,373	4,658
Other assets	11,498	9,629
Total other assets	$165,336	$162,906

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

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. On July 5, 2018, Visa Inc. announced a new conversion rate applicable to its class B common stock resulting from its June 28, 2018 deposit of funds into its litigation escrow account. This funding reduced the conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, to 1.6298 per share. Visa Inc. class A common stock had a closing price of $156.19 per share on March 31, 2019, the last day of stock market trading for the first quarter 2019. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At March 31, 2019, this investment totaled $9,343 thousand and $4,773  thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2018, this investment totaled $10,219 thousand and $4,799  thousand of this amount represented outstanding equity capital commitments. At March 31, 2019, the $4,773 thousand of outstanding equity capital commitments are expected to be paid as follows, $601 thousand in the remainder of 2019, $2,026 thousand in 2020, $138 thousand in 2021, $261 thousand in 2022, $134 thousand in 2023, $1,041 thousand in 2024 and $572 thousand in 2025 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Investment loss included in pre-tax income	$600	$600
Tax credits recognized in provision for income taxes	266	336

Other liabilities consisted of the following:

	At March 31, 2019	At December 31, 2018
	(In thousands)
Operating lease liability	$17,891	$-
Other liabilities	30,402	34,849
Total other liabilities	$48,293	$34,849

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of 5 years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional 5 year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of March 31, 2019.

As of March 31, 2019, the company recorded a lease liability of $17,891 thousand and a right-of-use asset of $17,891 thousand, respectively. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 4.15 years and 3.01 percent, respectively, at March 31, 2019. The company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of March 31, 2019.

Total lease costs during the three months ended March 31, 2019, of $1,705 thousand were recorded within occupancy and equipment expense. The company did not have any material short-term or variable leases costs or sublease income during the three months ended March 31, 2019.

The following table summarizes the remaining maturity of operating lease liabilities:

Minimum future lease payments At March 31, 2019
(In thousands)
Remaining 9 months of 2019	$4,786
2020	5,076
2021	3,381
2022	2,580
2023	1,938
Thereafter	1,230
Total minimum lease payments	18,991
Less: discount	(1,100)
Present value of lease liability	$17,891

Minimum future rental payments under noncancelable operating leases as of December 31, 2018, prior to adoption of ASU 2016-02, are as follows:

Minimum future rental payments
(In thousands)
2019	$5,996
2020	4,409
2021	2,741
2022	1,921
2023	1,223
Thereafter	1,044
Total minimum lease payments	$17,334

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three months ended March 31, 2019 and year ended December 31, 2018. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three months ended March 31, 2019 and year ended December 31, 2018 no such adjustments were recorded.

The carrying values of goodwill were:

	At March 31, 2019	At December 31, 2018
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At March 31, 2019		At December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(55,189)	$56,808	$(54,879)

As of December 31, 2018, the current period and estimated future amortization expense for identifiable intangible assets was:

Total Core Deposit Intangibles
(In thousands)
For the Three Months ended March 31, 2019 (actual)	$310
Estimate for the remainder of year ending December 31, 2019	228
Estimate for year ending December 31, 2020	287
2021	269
2022	252
2023	236
2024	222

[The remainder of this page intentionally left blank]

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At March 31, 2019	At December 31, 2018
	(In thousands)
Noninterest-bearing	$2,179,803	$2,243,251
Interest-bearing:
Transaction	941,379	929,346
Savings	1,482,187	1,498,991
Time deposits less than $100 thousand	100,066	102,654
Time deposits $100 thousand through $250 thousand	61,684	64,512
Time deposits more than $250 thousand	27,465	28,085
Total deposits	$4,792,584	$4,866,839

Demand deposit overdrafts of $1,350  thousand and $980  thousand were included as loan balances at March 31, 2019 and December 31, 2018, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $82 thousand in the three months ended March 31, 2019 and $97 thousand in the three months ended March 31, 2018.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements Overnight and Continuous
	At March 31, 2019	At December 31, 2018
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$74,857	$73,803
Agency residential MBS	57,953	58,380
Corporate securities	92,977	91,837
Total collateral carrying value	$225,787	$224,020
Total short-term borrowed funds	$58,317	$51,247

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At March 31, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Equity securities
Mutual funds	$1,771	$-	$1,771	$-
Total equity securities	1,771	-	1,771	-
Debt securities available for sale
U.S. Treasury securities	109,054	109,054	-	-
Securities of U.S. Government sponsored entities	165,739	-	165,739	-
Agency residential MBS	930,023	-	930,023	-
Non-agency residential MBS	112	-	112	-
Agency commercial MBS	1,837	-	1,837	-
Securities of U.S. Government entities	1,081	-	1,081	-
Obligations of states and political subdivisions	172,053	-	172,053	-
Corporate securities	1,322,341	-	1,322,341	-
Total debt securities available for sale	2,702,240	109,054	2,593,186	-
Total	$2,704,011	$109,054	$2,594,957	$-

(1) There were no transfers in to or out of level 3 during the three months ended March 31, 2019.

	At December 31, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Equity securities
Mutual funds	$1,747	$-	$1,747	$-
Total equity securities	1,747	-	1,747	-
Debt securities available for sale
U.S. Treasury securities	139,574	139,574	-	-
Securities of U.S. Government sponsored entities	164,018	-	164,018	-
Agency residential MBS	853,871	-	853,871	-
Non-agency residential MBS	114	-	114	-
Agency commercial MBS	1,842	-	1,842	-
Securities of U.S. Government entities	1,119	-	1,119	-
Obligations of states and political subdivisions	179,091	-	179,091	-
Corporate securities	1,315,041	-	1,315,041	-
Total debt securities available for sale	2,654,670	139,574	2,515,096	-
Total	$2,656,417	$139,574	$2,516,843	$-

(1) There were no transfers in to or out of level 3 during the year ended December 31, 2018.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at March 31, 2019 and December 31, 2018, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Three Months Ended
	At March 31, 2019				March 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$43	$-	$-	$43	$-
Impaired loans:
Commercial	6,342	-	-	6,342	-
Commercial real estate	4,100	-	-	4,100	-
Residential real estate	197	-	-	197	-
Consumer installment and other	77	-	-	77	-
Total assets measured at fair value on a nonrecurring basis	$10,759	$-	$-	$10,759	$-

					For the Year Ended
	At December 31, 2018				December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$350	$-	$-	$350	$-
Impaired loans:
Commercial	6,437	-	-	6,437	-
Commercial real estate	3,870	-	-	3,870	(240)
Total assets measured at fair value on a nonrecurring basis	$10,657	$-	$-	$10,657	$(240)

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

[The remainder of this page intentionally left blank]

	At March 31, 2019
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$421,788	$421,788	$421,788	$-	$-
Debt securities held to maturity	923,190	920,603	-	920,603	-
Loans	1,184,367	1,213,251	-	-	1,213,251

Financial Liabilities:
Deposits	$4,792,584	$4,788,497	$-	$4,603,369	$185,128
Short-term borrowed funds	58,317	58,317	-	58,317	-

	At December 31, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$420,284	$420,284	$420,284	$-	$-
Debt securities held to maturity	984,609	971,445	-	971,445	-
Loans	1,185,851	1,184,770	-	-	1,184,770

Financial Liabilities:
Deposits	$4,866,839	$4,862,668	$-	$4,671,588	$191,080
Short-term borrowed funds	51,247	51,247	-	51,247	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $271,945 thousand at March 31, 2019 and $278,598 thousand at December 31, 2018. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $2,772 thousand at March 31, 2019 and $2,772 thousand at December 31, 2018. The Company had no commitments outstanding for commercial and similar letters of credit at March 31, 2019 and December 31, 2018. The Company had $550 thousand and $75 thousand in outstanding full recourse guarantees to a 3rd party credit card company at March 31, 2019 and December 31, 2018, respectively. The Company had a reserve for unfunded commitments of $2,308 thousand at March 31, 2019 and December 31, 2018, included in other liabilities.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount can be reasonably estimated. In the third quarter 2018, the Company achieved a mediated settlement to dismiss a lawsuit and accrued a liability for $3,500 thousand; the liability was paid in the first quarter 2019.

The Company determined that it will be obligated to provide refunds of revenue recognized in years prior to 2017 to some customers. The Company estimates the probable amount of these obligations will be $5,542 thousand and accrued a liability for such amount in 2017; the estimated liability is subject to revision.

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

	For the Three Months Ended
	March 31,
	2019	2018
	(In thousands, except per share data)
Net income (numerator)	$19,646	$17,506
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,841	26,532
Basic earnings per common share	$0.73	$0.66
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,841	26,532
Add common stock equivalents for options	71	133
Weighted average number of common shares outstanding - diluted (denominator)	26,912	26,665
Diluted earnings per common share	$0.73	$0.66

For the three months ended March 31, 2019 and 2018, options to purchase 463 thousand and 491 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months Ended
	March 31,		December 31,
	2019	2018	2018
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)(1)	$40,247	$37,275	$40,288
Provision for Loan Losses	-	-	-
Noninterest Income	11,579	11,955	11,897
Noninterest Expense	25,183	26,022	25,787
Income Before Income Taxes (FTE)(1)	26,643	23,208	26,398
Provision for Income Taxes (FTE)(1)	6,997	5,702	7,343
Net Income	$19,646	$17,506	$19,055

Average Common Shares Outstanding	26,841	26,532	26,729
Average Diluted Common Shares Outstanding	26,912	26,665	26,815
Common Shares Outstanding at Period End	26,901	26,591	26,730

Per Common Share:
Basic Earnings	$0.73	$0.66	$0.71
Diluted Earnings	0.73	0.66	0.71
Book Value Per Common Share	24.41	21.89	23.03

Financial Ratios:
Return On Assets	1.42%	1.28%	1.33%
Return On Common Equity	12.16%	11.57%	11.70%
Net Interest Margin (FTE)(1)	3.12%	2.89%	3.06%
Net Loan (Recoveries) Losses to Average Loans	0.29%	(0.02)%	0.23%
Efficiency Ratio(2)	48.6%	52.9%	49.4%

Average Balances:
Assets	$5,611,762	$5,564,705	$5,680,321
Loans	1,205,656	1,243,750	1,189,744
Investments	3,689,852	3,479,463	3,692,951
Deposits	4,834,690	4,828,352	4,917,901
Shareholders' Equity	655,380	613,860	646,129

Period End Balances:
Assets	$5,555,961	$5,551,036	$5,568,526
Loans	1,204,844	1,228,584	1,207,202
Investments	3,627,201	3,468,021	3,641,026
Deposits	4,792,584	4,867,867	4,866,839
Shareholders' Equity	656,767	582,083	615,591

Capital Ratios at Period End:
Total Risk Based Capital	17.49%	16.53%	16.17%
Tangible Equity to Tangible Assets	9.82%	8.42%	9.04%

Dividends Paid Per Common Share	$0.40	$0.40	$0.40
Common Dividend Payout Ratio	55%	61%	56%

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

Financial Overview

Westamerica Bancorporation and subsidiaries’ (collectively, the “Company”) reported first quarter 2019 net income of $19.6 million or $0.73 diluted earnings per common share. First quarter 2019 results compare to net income of $17.5 million or $0.66 diluted earnings per common share for the first quarter 2018 and $19.1 million or $0.71 diluted earnings per common share for the fourth quarter 2018.

The Company’s principal source of revenue is net interest and loan fee income, which represents interest and fees earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). Market interest rates declined considerably following the recession of 2008 and 2009. Interest rates remained historically low through 2016 as the monetary policy of the Federal Open Market Committee (the “FOMC”) was highly accommodative. During this period, Management avoided originating long-dated, low-yielding loans given the potential impact of such assets on forward earning potential; as a result, loans declined and investment securities increased. The changed composition of the earning assets and low market interest rates pressured the net interest margin to lower levels. The FOMC began removing monetary stimulus in December 2016 and has increased the federal funds rate by 2.00 percent to 2.50 percent through March 2019, although longer-term rates have not increased by a similar magnitude. This recent increase in market interest rates has begun benefiting the Company’s earning asset yields. However, the rising market rates have not resulted in higher rates paid on deposits. The funding source of the Company’s earning assets is primarily customer deposits. The Company’s long-term strategy includes maximizing checking and savings deposits as these types of deposits are lower-cost and less sensitive to changes in interest rates compared to time deposits. During the three months ended March 31, 2019 the average volume of checking and savings deposits was 96.0  percent of average total deposits. Net interest income (FTE) was $40.2 million for the first quarter 2019, compared with $40.3 million for the fourth quarter 2018 and $37.3 million for the first quarter 2018. The increase in net interest income (FTE) in the first quarter 2019 is due to higher asset yields.

Credit quality remained solid with nonperforming assets totaling $4.4 million at March 31, 2019 compared with $5.8 million at December 31, 2018 and $7.8 million at March 31, 2018. The Company did not recognize a provision for loan losses in the three months ended March 31, 2019.

The Company presents its net interest margin and net interest income on an FTE basis using the current statutory federal tax rate. Management believes the FTE basis is valuable to the reader because the Company’s loan and investment securities portfolios contain a relatively large portion of municipal loans and securities that are federally tax exempt. The Company’s tax exempt loans and securities composition may not be similar to that of other banks, therefore in order to reflect the impact of the federally tax exempt loans and securities on the net interest margin and net interest income for comparability with other banks, the Company presents its net interest margin and net interest income on an FTE basis. Yields on tax-exempt securities and loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the federal statutory tax rate.

The Company’s significant accounting policies (see Note 1, “Summary of Significant Accounting Policies,” to Financial Statements in the Company’s 2018 Form 10-K) are fundamental to understanding the Company’s results of operations and financial condition.

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2019	2018	2018
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$40,247	$37,275	$40,288
Provision for loan losses	-	-	-
Noninterest income	11,579	11,955	11,897
Noninterest expense	25,183	26,022	25,787
Income before taxes (FTE)	26,643	23,208	26,398
Income tax provision (FTE)	6,997	5,702	7,343
Net income	$19,646	$17,506	$19,055

Average diluted common shares	26,912	26,665	26,815
Diluted earnings per common share	$0.73	$0.66	$0.71

Average total assets	$5,611,762	$5,564,705	$5,680,321
Net income to average total assets (annualized)	1.42%	1.28%	1.33%
Net income to average common shareholders' equity (annualized)	12.16%	11.57%	11.70%

Net income for the first quarter 2019 was $2.1 million more than the same quarter of 2018. Net interest and loan fee income (FTE) increased $3.0 million in the first quarter 2019 compared with the first quarter 2018 mainly due to higher averages of investments and higher yield on earning assets, partially offset by lower average balances of loans. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest expense decreased $839 thousand in the first quarter 2019 compared with the same period in 2018 due to lower personnel costs, professional fees and amortization of intangible assets, offset in part by higher occupancy and equipment expenses. Income tax provision (FTE) increased $1.3 million compared with the first quarter 2018 due to higher pretax income. The income tax provisions (FTE) for the first quarter 2019 and the first quarter 2018 include tax benefits of $284 thousand and $451 thousand, respectively, for tax deductions from the exercise of employee stock options which exceed related compensation expenses recognized in the financial statements.

Comparing the first quarter 2019 with the fourth quarter 2018 net income increased $591 thousand. Net interest and loan fee (FTE) income decreased $41 thousand due to lower average balances of earning assets, offset by higher yield on interest earning assets. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. In the first quarter 2019 noninterest expense decreased $604 thousand compared with the fourth quarter 2018 due to lower occupancy and equipment expenses, amortization of intangible assets and operating losses on limited partnership investments. Income tax provision (FTE) decreased $346 thousand in the first quarter 2019 compared with the fourth quarter 2018. The income tax provisions (FTE) for the first quarter 2019 and the fourth quarter 2018 include tax benefits of $284 thousand and $7 thousand, respectively, for tax deductions from the exercise of employee stock options which exceed related compensation expenses recognized in the financial statements.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2019	2018	2018
	(In thousands)
Interest and loan fee income	$39,483	$36,315	$39,448
Interest expense	494	459	514
Net interest and loan fee income	38,989	35,856	38,934
FTE adjustment	1,258	1,419	1,354
Net interest and loan fee income (FTE)	$40,247	$37,275	$40,288

Average earning assets	$5,184,978	$5,161,144	$5,270,708
Net interest margin (FTE) (annualized)	3.12%	2.89%	3.06%

Net interest and loan fee income (FTE) increased $3.0 million in the first quarter 2019 compared with the first quarter 2018 mainly due to higher averages of investments (up $210 million) and higher yield on earning assets (up 0.23%), partially offset by lower average balances of loans (down $38 million).

Comparing the first quarter 2019 with the fourth quarter 2018 net interest and loan fee income (FTE) decreased $41 thousand due to lower average balances of earning assets (down $86 million), offset by higher yield on interest earning assets (up 0.06%).

The annualized net interest margin (FTE) increased to 3.12% in the first quarter 2019 from 2.89% in the first quarter 2018 and 3.06% in the fourth quarter 2018. The net interest margin (FTE) increased in the first quarter, reflecting earning assets repriced to higher yield.

The Company’s funding costs were 0.04% in the first quarter 2019, unchanged from the first and fourth quarters 2018. Average balances of time deposits declined $36 million from the first quarter 2018 to the first quarter 2019. Average balances of checking and saving deposits accounted for 96.0% of average total deposits in the first quarter 2019 compared with 95.3% in the first quarter 2018 and 95.9% in the fourth quarter 2018.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated (percentages are annualized.)

	For the Three Months Ended
	March 31,		December 31,
	2019	2018	2018

Yield on earning assets (FTE)	3.16%	2.93%	3.10%
Rate paid on interest-bearing liabilities	0.08%	0.07%	0.08%
Net interest spread (FTE)	3.08%	2.86%	3.02%
Impact of noninterest-bearing funds	0.04%	0.03%	0.04%
Net interest margin (FTE)	3.12%	2.89%	3.06%

The FOMC increased the federal funds rate between December 2016 and December 2018. In the first quarter 2019 the yield on earning assets increased compared with the first and fourth quarters of 2018 as earning assets repriced to higher yield. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost time deposits and maintaining steady rates paid on checking and savings deposits.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2019
	Average Balance	Interest Income/ Expense	Yields/ Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$3,009,046	$18,633	2.48%
Tax-exempt (1)	680,806	5,462	3.21%
Total investments (1)	3,689,852	24,095	2.61%
Loans:
Taxable	1,153,980	14,378	5.05%
Tax-exempt (1)	51,676	530	4.16%
Total loans (1)	1,205,656	14,908	5.01%
Total interest-bearing cash	289,470	1,738	2.40%
Total Interest-earning assets (1)	5,184,978	40,741	3.16%
Other assets	426,784
Total assets	$5,611,762

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,204,232	$-	-%
Savings and interest-bearing transaction	2,438,558	337	0.06%
Time less than $100,000	109,104	66	0.24%
Time $100,000 or more	82,796	82	0.40%
Total interest-bearing deposits	2,630,458	485	0.07%
Short-term borrowed funds	59,226	9	0.06%
Total interest-bearing liabilities	2,689,684	494	0.08%
Other liabilities	62,466
Shareholders' equity	655,380
Total liabilities and shareholders' equity	$5,611,762
Net interest spread (1) (2)			3.08%
Net interest and fee income and interest margin (1) (3)		$40,247	3.12%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2018
	Average Balance	Interest Income/ Expense	Yields/ Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,709,643	$14,935	2.20%
Tax-exempt (1)	769,820	6,169	3.21%
Total investments (1)	3,479,463	21,104	2.43%
Loans:
Taxable	1,184,715	14,223	4.87%
Tax-exempt (1)	59,035	599	4.11%
Total loans (1)	1,243,750	14,822	4.83%
Interest-bearing cash	437,931	1,808	1.52%
Total Interest-earning assets (1)	5,161,144	37,734	2.93%
Other assets	403,561
Total assets	$5,564,705

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,156,626	$-	-%
Savings and interest-bearing transaction	2,443,561	282	0.05%
Time less than $100,000	125,020	71	0.23%
Time $100,000 or more	103,145	97	0.38%
Total interest-bearing deposits	2,671,726	450	0.07%
Short-term borrowed funds	62,501	9	0.06%
Total interest-bearing liabilities	2,734,227	459	0.07%
Other liabilities	59,992
Shareholders' equity	613,860
Total liabilities and shareholders' equity	$5,564,705
Net interest spread (1) (2)			2.86%
Net interest and fee income and interest margin (1) (3)		$37,275	2.89%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended December 31, 2018
	Average Balance	Interest Income/ Expense	Yields/ Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,973,286	$18,003	2.42%
Tax-exempt (1)	719,665	5,913	3.29%
Total investments (1)	3,692,951	23,916	2.59%
Loans:
Taxable	1,137,229	14,364	5.01%
Tax-exempt (1)	52,515	530	4.00%
Total loans (1)	1,189,744	14,894	4.97%
Total interest-bearing cash	388,013	1,992	2.23%
Total Interest-earning assets (1)	5,270,708	40,802	3.10%
Other assets	409,613
Total assets	$5,680,321

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,280,174	$-	-%
Savings and interest-bearing transaction	2,438,034	351	0.06%
Time less than $100,000	113,552	70	0.24%
Time $100,000 or more	86,141	85	0.39%
Total interest-bearing deposits	2,637,727	506	0.08%
Short-term borrowed funds	53,643	8	0.06%
Total interest-bearing liabilities	2,691,370	514	0.08%
Other liabilities	62,648
Shareholders' equity	646,129
Total liabilities and shareholders' equity	$5,680,321
Net interest spread (1) (2)			3.02%
Net interest and fee income and interest margin (1) (3)		$40,288	3.06%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2019
	Compared with
	For the Three Months Ended March 31, 2018
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$1,650	$2,048	$3,698
Tax-exempt (1)	(713)	6	(707)
Total investments (1)	937	2,054	2,991
Loans:
Taxable	(369)	524	155
Tax-exempt (1)	(75)	6	(69)
Total loans (1)	(444)	530	86
Total interest-bearing cash	(632)	562	(70)
Total (decrease) increase in interest and loan fee income (1)	(139)	3,146	3,007
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(1)	56	55
Time less than $100,000	(9)	4	(5)
Time $100,000 or more	(19)	4	(15)
Total interest-bearing deposits	(29)	64	35
Short-term borrowed funds	-	-	-
Total (decrease) increase in interest expense	(29)	64	35
(Decrease) increase in net interest and loan fee income (1)	$(110)	$3,082	$2,972

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2019
	Compared with
	For the Three Months Ended December 31, 2018
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$217	$413	$630
Tax-exempt (1)	(319)	(132)	(451)
Total investments (1)	(102)	281	179
Loans:
Taxable	9	5	14
Tax-exempt (1)	(12)	12	0
Total loans (1)	(3)	17	14
Total interest-bearing cash	(455)	201	(254)
Total (decrease) increase in interest and loan fee income (1)	(560)	499	(61)
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	-	(14)	(14)
Time less than $100,000	(4)	-	(4)
Time $100,000 or more	(4)	1	(3)
Total interest-bearing deposits	(8)	(13)	(21)
Short-term borrowed funds	1	-	1
Total decrease in interest expense	(7)	(13)	(20)
(Decrease) increase in net interest and loan fee income (1)	$(553)	$512	$(41)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

Provision for Loan Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for loan losses reflects Management's assessment of credit risk in the loan portfolio during each of the periods presented.

The Company provided no provision for loan losses in the first quarter of 2019 and the first and fourth quarters of 2018. Classified loans declined $5 million during the period from December 31, 2018 to March 31, 2019. Nonperforming loans were $4 million at March 31, 2019 compared with $6 million at March 31, 2018 and $5 million at December 31, 2018. These factors were reflected in Management’s evaluation of credit quality, the level of the provision for loan losses, and the adequacy of the allowance for loan losses at March 31, 2019. For further information regarding credit risk, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2019	2018	2018
	(In thousands)

Service charges on deposit accounts	$4,504	$4,752	$4,496
Merchant processing services	2,558	2,420	2,440
Debit card fees	1,507	1,605	1,685
Trust fees	717	743	737
ATM processing fees	633	664	703
Other service fees	577	631	620
Financial services commissions	101	114	112
Equity securities (losses) gains	24	(36)	14
Other noninterest income	958	1,062	1,090
Total	$11,579	$11,955	$11,897

Noninterest income for the first quarter 2019 decreased by $376 thousand from the same period in 2018. Service charges on deposit accounts decreased $248 thousand due to declines in overdraft fees and analyzed accounts. The decreases were partially offset by a $138 thousand increase in merchant processing services.

In the first quarter 2019, noninterest income decreased $318 thousand compared with the fourth quarter 2018. Debit card fees decreased $178 thousand due to seasonally higher transaction volumes in the fourth quarter 2018. Merchant processing services fees increased $118 thousand.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2019	2018	2018
	(In thousands)

Salaries and related benefits	$13,108	$13,351	$13,055
Occupancy and equipment	5,048	4,691	5,314
Outsourced data processing services	2,369	2,340	2,299
Professional fees	665	785	565
Amortization of identifiable intangibles	310	570	447
Courier service	442	463	446
Other noninterest expense	3,241	3,822	3,661
Total	$25,183	$26,022	$25,787

Noninterest expense decreased $839 thousand in the first quarter 2019 compared with the same period in 2018. Salaries and related benefits decreased $243 thousand primarily due to lower employee benefits. Amortization of intangibles decreased $260 thousand as assets are amortized on a declining balance method. Professional fees decreased $120 thousand due to lower legal fees. The decreases were partially offset by a $357 thousand increase in occupancy and equipment expenses.

In the first quarter 2019 noninterest expense decreased $604 thousand compared with the fourth quarter 2018 due to lower occupancy and equipment expenses (down $266 thousand), amortization of intangible assets (down $137 thousand) and operating losses on limited partnership investments (down $100 thousand).

Provision for Income Tax

The Company’s income tax provision (FTE) was $7.0 million for the first quarter 2019 compared with $7.3 million for the fourth quarter 2018 and $5.7 million for the first quarter 2018, representing effective tax rates (FTE) of 26.3%, 27.8% and 24.6%, respectively. The lower effective tax rates for the first quarter 2019 and first quarter 2018 are due to tax benefits of $284 thousand and $451 thousand, respectively, compared with $7 thousand for the fourth quarter 2018 for tax deductions from the exercise of employee stock options which exceed related compensation expense recognized in the financial statements.

Investment Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by the U.S. Treasury, U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, and other securities.

Management has managed the investment securities portfolio in response to deposit growth and loan volume declines. The carrying value of the Company’s investment securities portfolio was $3.6 billion at March 31, 2019 and December 31, 2018.

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

At March 31, 2019, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in the Company’s internal analyses compared with the ratings assigned by the third party credit rating agencies.

At March 31, 2019, the market value of equity securities was $1,771 thousand. During the three months ended March 31, 2019, the Company recognized gross unrealized holding gains of $24 thousand in earnings. At December 31, 2018, the market value of equity securities was $1,747 thousand. During the three months ended December 31, 2018, the Company recognized gross unrealized holding gains of $14 thousand in earnings.

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At March 31, 2019		At December 31, 2018
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Financial	$533,966	40%	$531,512	40%
Utilities	200,654	15%	197,568	15%
Consumer, Non-cyclical	167,641	13%	169,851	13%
Industrial	154,022	12%	152,636	12%
Technology	105,087	8%	105,324	8%
Consumer, Cyclical	59,695	4%	58,430	5%
Communications	50,311	4%	49,642	4%
Basic Materials	30,828	2%	30,410	2%
Energy	20,137	2%	19,668	1%
Total Corporate securities	$1,322,341	100%	$1,315,041	100%

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At March 31, 2019, the Company’s investment securities portfolios included securities issued by 552 state and local government municipalities and agencies located within 42 states. The largest exposure to any one municipality or agency was $9.3 million (fair value) represented by eight general obligation bonds.

	At March 31, 2019
	Amortized Cost	Fair Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$103,852	$105,903
Texas	45,416	45,609
New Jersey	33,523	33,823
Washington	24,046	24,536
Other (35 states)	252,552	254,880
Total general obligation bonds	$459,389	$464,751

Revenue bonds:
California	$31,909	$32,332
Kentucky	19,242	19,445
Colorado	14,324	14,614
Washington	12,524	12,884
Indiana	11,982	12,117
Iowa	10,875	10,911
Other (28 states)	102,381	103,933
Total revenue bonds	$203,237	$206,236
Total obligations of states and political subdivisions	$662,626	$670,987

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

At March 31, 2019 and December 31, 2018, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 22 revenue sources at March 31, 2019 and December 31, 2018. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At March 31, 2019
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source:
Water	$45,476	$46,347
Sales tax	25,995	26,485
Sewer	24,040	24,457
Lease (renewal)	16,994	17,192
College & University	12,572	12,637
Other (17 sources)	78,160	79,118
Total revenue bonds by revenue source	$203,237	$206,236

[The remainder of this page intentionally left blank]

	At December 31, 2018
	Amortized Cost	Fair Value
	(In thousands)
Revenue bonds by revenue source:
Water	$46,326	$46,671
Sales tax	28,264	28,517
Sewer	28,335	28,502
Lease (renewal)	17,013	17,051
College & University	13,919	13,714
Other (17 sources)	86,481	85,930
Total revenue bonds by revenue source	$220,338	$220,385

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

Nonperforming Assets

	At March 31,		At December 31,
	2019	2018	2018
	(In thousands)

Nonperforming nonaccrual loans	$330	$2,030	$998
Performing nonaccrual loans	3,670	4,110	3,870
Total nonaccrual loans	4,000	6,140	4,868
Accruing loans 90 or more days past due	394	255	551
Total nonperforming loans	4,394	6,395	5,419
Other real estate owned	43	1,376	350
Total nonperforming assets	$4,437	$7,771	$5,769

Nonperforming assets have declined at March 31, 2019 compared with March 31, 2018 due to payoffs, chargeoffs and sale of Other Real Estate Owned. At March 31, 2019, one loan secured by commercial real estate with a balance of $3.7 million was on nonaccrual status. The remaining six nonaccrual loans held at March 31, 2019 had an average carrying value of $55 thousand and the largest carrying value was $202 thousand.

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

The following table summarizes the allowance for loan losses, chargeoffs and recoveries for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2019	2018	2018
	(In thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$21,351	$23,009	$22,027
Provision for loan losses	-	-	-
Loans charged off:
Commercial	(23)	(41)	(88)
Consumer installment and other	(1,368)	(1,365)	(1,109)
Total chargeoffs	(1,391)	(1,406)	(1,197)
Recoveries of loans previously charged off:
Commercial	93	829	95
Commercial real estate	12	-	-
Consumer installment and other	412	649	426
Total recoveries	517	1,478	521
Net loan (losses) recoveries	(874)	72	(676)
Balance, end of period	$20,477	$23,081	$21,351

Net loan losses (recoveries) as a percentage of average total loans (annualized)	0.29%	(0.02)%	0.23%

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of March 31, 2019 is economic and business conditions $0.5 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: loan review system $0.9 million, adequacy of lending Management and staff $0.9 million and concentrations of credit $1.1 million.

	Allowance for Loan Losses
	For the Three Months Ended March 31, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351
(Reversal) provision	125	31	(612)	(608)	792	272	-
Chargeoffs	(23)	-	-	-	(1,368)	-	(1,391)
Recoveries	93	12	-	-	412	-	517
Total allowance for loan losses	$6,506	$3,927	$853	$261	$5,481	$3,449	$20,477

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At March 31, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,715	$-	$-	$-	$-	$-	$2,715
Collectively evaluated for impairment	3,791	3,927	853	261	5,481	3,449	17,762
Total	$6,506	$3,927	$853	$261	$5,481	$3,449	$20,477
Carrying value of loans:
Individually evaluated for impairment	$9,763	$6,750	$-	$197	$116	$-	$16,826
Collectively evaluated for impairment	266,594	577,471	3,555	41,601	298,797	-	1,188,018
Total	$276,357	$584,221	$3,555	$41,798	$298,913	$-	$1,204,844

The allowance for loan losses ascribed to construction loans decreased based on a reduced level of credit exposure relative to real property values. The allowance for loan losses ascribed to residential real estate loans declined due to Management’s evaluation of collateral values and loan amortization.

Management considers the $20.5 million allowance for loan losses to be adequate as a reserve against probable incurred loan losses in the loan portfolio as of March 31, 2019.

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

The Company’s asset and liability position was slightly “asset sensitive” at March 31, 2019, depending on the interest rate assumptions applied to each simulation model. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes.

At March 31, 2019, Management’s measurements of estimated changes in net interest income were:

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98 percent of funding for average total assets in the quarter ended March 31, 2019 and the year ended December 31, 2018. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary source of liquidity. The Company held $3.6 billion in total investment securities at March 31, 2019. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At March 31, 2019, such collateral requirements totaled approximately $716 million.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $11 million in the first quarter 2019 and $43 million in 2018, and retire common stock in the amount of $524 thousand in 2018. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 12.2% in the first quarter 2019 and 11.3% in 2018. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $6 million in the first quarter 2019 and $13 million in 2018.

The Company paid common dividends totaling $11 million in the first quarter 2019 and $43 million in 2018, which represent dividends per common share of $0.40 and $1.60, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 9 thousand shares valued at $524 thousand in 2018.

The Company's primary capital resource is shareholders' equity, which was $657 million at March 31, 2019 compared with $616 million at December 31, 2018. The Company's ratio of equity to total assets was 11.82% at March 31, 2019 and 11.05% at December 31, 2018.

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

The capital ratios for the Company and the Bank under the new capital framework are presented in the tables below, on the dates indicated.

					To Be
					Well-capitalized
			Required for		Under Prompt
	At March 31, 2019		Capital Adequacy		Corrective Action
	Company	Bank	Purposes		Regulations (Bank)

Common Equity Tier I Capital	16.78%	13.03%	7.00	%(1)	6.50%
Tier I Capital	16.78%	13.03%	8.50	%(1)	8.00%
Total Capital	17.49%	13.94%	10.50	%(1)	10.00%
Leverage Ratio	9.87%	7.62%	4.00%		5.00%

(1) Includes 2.5% capital conservation buffer.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At December 31, 2018		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2018		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	16.30%	13.01%	6.375	%(2)	7.00	%(3)	6.50%
Tier I Capital	16.30%	13.01%	7.875	%(2)	8.50	%(3)	8.00%
Total Capital	17.03%	13.94%	9.875	%(2)	10.50	%(3)	10.00%
Leverage Ratio	9.51%	7.55%	4.000%		4.00%		5.00%

(2) Includes 1.875% capital conservation buffer.

(3) Includes 2.5% capital conservation buffer.

In June 2016, the Financial Accounting Standards Board issued an update to the accounting standards for credit losses known as the "Current Expected Credit Losses" (CECL) methodology, which replaces the existing incurred loss methodology for certain financial assets. The Company intends to timely adopt the CECL methodology January 1, 2020, which involves an implementing accounting entry to retained earnings. In December 2018, the federal bank regulatory agencies approved a final rule which became effective April 1, 2019 modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of implementing the CECL methodology. The Company has not determined whether it will elect the three year phase in period for the day-one regulatory capital effects. See Note 1 to the consolidated financial statements, “Summary of Significant Accounting Policies: Recently Issued Accounting Standards” for more information on the CECL methodology.

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2019.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, other than ordinary routine legal proceedings arising in the ordinary course of the Company’s business. None of these proceedings is expected to have a material adverse impact upon the Company’s business, financial position or results of operations. In 2018, the Company achieved a mediated settlement to dismiss a lawsuit and accrued a liability for $3,500 thousand; the liability was paid in the first quarter 2019. The Company has determined that it will be obligated to provide refunds of revenue recognized in years prior to 2017 to some customers. The Company estimates the probable amount of these obligations will be $5,542 thousand and accrued a liability for such amount in 2017; the estimated liability is subject to revision.

Item 1A. Risk Factors

The Company’s Form 10-K as of December 31, 2018 includes detailed disclosure about the risks faced by the Company’s business; such risks have not materially changed since the Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended March 31, 2019.

	2019
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

No shares were repurchased during the period January 1, 2019 through March 31, 2019. A program approved by the Board of Directors on July 26, 2018 authorizes the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2019.

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

Date: May 6, 2019

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