Form 10-Q
period 2019-06-30
WESTAMERICA BANCORPORATION
filed 2019-08-05
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

       or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.

Commission file number: 001-09383

WESTAMERICA BANCORPORATION

(Exact Name of Registrant as Specified in Its Charter)

California	94-2156203
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1108 Fifth Avenue, San Rafael, California94901

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	WABC	The Nasdaq Stock Market, LLC

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of July 29, 2019
Common Stock,		26,981,750
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

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At June 30, 2019	At December 31, 2018
	(In thousands)
Assets:
Cash and due from banks	$418,586	$420,284
Equity securities	1,797	1,747
Debt securities available for sale	2,775,899	2,654,670
Debt securities held to maturity, with fair values of:
$872,976 at June 30, 2019 and $971,445 at December 31, 2018	867,989	984,609
Loans	1,161,712	1,207,202
Allowance for loan losses	(20,117)	(21,351)
Loans, net of allowance for loan losses	1,141,595	1,185,851
Other real estate owned	43	350
Premises and equipment, net	34,014	34,507
Identifiable intangibles, net	1,540	1,929
Goodwill	121,673	121,673
Other assets	160,312	162,906
Total Assets	$5,523,448	$5,568,526

Liabilities:
Noninterest-bearing deposits	$2,163,841	$2,243,251
Interest-bearing deposits	2,566,421	2,623,588
Total deposits	4,730,262	4,866,839
Short-term borrowed funds	54,581	51,247
Other liabilities	45,168	34,849
Total Liabilities	4,830,011	4,952,935

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,962 at June 30, 2019 and 26,730 at December 31, 2018	459,369	448,351
Deferred compensation	771	1,395
Accumulated other comprehensive income (loss)	13,124	(39,996)
Retained earnings	220,173	205,841
Total Shareholders' Equity	693,437	615,591
Total Liabilities and Shareholders' Equity	$5,523,448	$5,568,526

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$14,822	$14,957	$29,619	$29,654
Equity securities	99	86	197	171
Debt securities available for sale	17,823	14,323	35,344	27,874
Debt securities held to maturity	4,924	6,216	10,253	12,390
Interest-bearing cash	1,958	1,764	3,696	3,572
Total Interest and Loan Fee Income	39,626	37,346	79,109	73,661
Interest Expense:
Deposits	478	449	963	899
Short-term borrowed funds	9	10	18	19
Total Interest Expense	487	459	981	918
Net Interest and Loan Fee Income	39,139	36,887	78,128	72,743
Provision for Loan Losses	-	-	-	-
Net Interest and Loan Fee Income After Provision for Loan Losses	39,139	36,887	78,128	72,743
Noninterest Income:
Service charges on deposit accounts	4,493	4,645	8,997	9,397
Merchant processing services	2,657	2,305	5,215	4,725
Debit card fees	1,641	1,698	3,148	3,303
Trust fees	749	726	1,466	1,469
ATM processing fees	722	698	1,355	1,362
Other service fees	585	650	1,162	1,281
Life insurance gains	433	-	433	-
Financial services commissions	93	141	194	255
Equity securities gains (losses)	26	(14)	50	(50)
Other noninterest income	889	920	1,847	1,982
Total Noninterest Income	12,288	11,769	23,867	23,724
Noninterest Expense:
Salaries and related benefits	13,090	13,186	26,198	26,537
Occupancy and equipment	4,916	4,864	9,964	9,555
Outsourced data processing services	2,367	2,299	4,736	4,639
Loss contingency	553	-	553	-
Professional fees	481	871	1,146	1,656
Courier service	451	422	893	885
Amortization of identifiable intangibles	79	453	389	1,023
Other noninterest expense	3,624	3,646	6,865	7,468
Total Noninterest Expense	25,561	25,741	50,744	51,763
Income Before Income Taxes	25,866	22,915	51,251	44,704
Provision for income taxes	6,241	4,905	11,980	9,188
Net Income	$19,625	$18,010	$39,271	$35,516

Average Common Shares Outstanding	26,942	26,630	26,892	26,581
Average Diluted Common Shares Outstanding	26,987	26,728	26,950	26,696
Per Common Share Data:
Basic earnings	$0.73	$0.68	$1.46	$1.34
Diluted earnings	0.73	0.67	1.46	1.33
Dividends paid	0.41	0.40	0.81	0.80

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$19,625	$18,010	$39,271	$35,516
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on debt securities available for sale	34,602	(9,154)	75,415	(42,000)
Deferred tax (expense) benefit	(10,229)	2,706	(22,295)	12,415
Changes in net unrealized gains (losses) on debt securities available for sale, net of tax	24,373	(6,448)	53,120	(29,585)
Total comprehensive income	$43,998	$11,562	$92,391	$5,931

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	(Loss) Income	Earnings	Total
	(In thousands)

Balance, December 31, 2017	26,425	$431,734	$1,533	$(16,832)	$173,804	$590,239
Cumulative effect of equity securities losses reclassified				142	(142)	-
Adjusted Balance, January 1, 2018	26,425	431,734	1,533	(16,690)	173,662	590,239
Reclass stranded tax effects resulting from the Tax Cuts and Jobs Act				(3,625)	3,625	-
Net income for the period					17,506	17,506
Other comprehensive loss				(23,137)		(23,137)
Exercise of stock options	166	7,534				7,534
Stock based compensation	-	525				525
Stock awarded to employees	-	24				24
Dividends ($0.40 per share)					(10,608)	(10,608)
Balance, March 31, 2018	26,591	$439,817	$1,533	$(43,452)	$184,185	$582,083
Net income for the period					18,010	18,010
Other comprehensive loss				(6,448)		(6,448)
Exercise of stock options	46	1,949				1,949
Restricted stock activity	20	1,143				1,143
Stock based compensation	-	525				525
Stock awarded to employees	1	53				53
Retirement of common stock	(9)	(149)			(375)	(524)
Dividends ($0.40 per share)					(10,653)	(10,653)
Balance, June 30, 2018	26,649	$443,338	$1,533	$(49,900)	$191,167	$586,138

Balance, December 31, 2018	26,730	$448,351	$1,395	$(39,996)	$205,841	$615,591
Cumulative effect of bond premium amortization adjustment, net of tax					(2,801)	(2,801)
Adjusted Balance, January 1, 2019	26,730	448,351	1,395	(39,996)	203,040	612,790
Net income for the period					19,646	19,646
Other comprehensive income				28,747		28,747
Shares issued from stock warrant exercise, net of repurchase	51					-
Exercise of stock options	120	5,771				5,771
Restricted stock activity		624	(624)			-
Stock based compensation	-	541				541
Stock awarded to employees	-	17				17
Dividends ($0.40 per share)					(10,745)	(10,745)
Balance, March 31, 2019	26,901	$455,304	$771	$(11,249)	$211,941	$656,767
Net income for the period					19,625	19,625
Other comprehensive income				24,373		24,373
Exercise of stock options	50	2,539				2,539
Restricted stock activity	18	1,073				1,073
Stock based compensation	-	541				541
Stock awarded to employees	1	48				48
Retirement of common stock	(8)	(136)			(352)	(488)
Dividends ($0.41 per share)					(11,041)	(11,041)
Balance, June 30, 2019	26,962	$459,369	$771	$13,124	$220,173	$693,437

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months
	Ended June 30,
	2019	2018
	(In thousands)
Operating Activities:
Net income	$39,271	$35,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	9,852	12,594
Provision for loan losses	-	-
Net amortization of deferred loan fees	(215)	(112)
Increase in interest income receivable	(673)	(1,375)
(Increase) decrease in income taxes receivable	(6,549)	2,556
Decrease (increase) in net deferred tax asset	4,902	(204)
Increase in other assets	(20,013)	(346)
Stock option compensation expense	1,082	1,050
Increase in interest expense payable	44	50
(Decrease) increase in other liabilities	12,323	137
Equity securities (gains) losses	(50)	50
Life insurance gains	(433)	-
Net writedown of premises and equipment	-	3
Net gain on sale of foreclosed assets	-	(46)
Writedown of foreclosed assets	-	27
Net Cash Provided by Operating Activities	$39,541	49,900

Investing Activities:
Net repayments of loans	44,721	89,041
Proceeds from life insurance policies	1,273	-
Purchases of debt securities available for sale	(418,223)	(439,212)
Proceeds from sale/maturity/calls of debt securities available for sale	368,216	220,037
Proceeds from maturity/calls of debt securities held to maturity	111,099	78,551
Purchases of premises and equipment	(1,425)	(2,309)
Proceeds from sale of foreclosed assets	307	506
Net Cash Provided by (Used in) Investing Activities	105,968	(53,386)

Financing Activities:
Net change in deposits	(136,577)	59,509
Net change in short-term borrowings	3,334	10,423
Exercise of stock options	8,310	9,483
Retirement of common stock	(488)	(524)
Common stock dividends paid	(21,786)	(21,261)
Net Cash (Used in) Provided by Financing Activities	(147,207)	57,630
Net Change In Cash and Due from Banks	(1,698)	54,144
Cash and Due from Banks at Beginning of Period	420,284	575,002
Cash and Due from Banks at End of Period	418,586	629,146

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$23,087	$-
Amount recognized upon initial adoption of ASU 2016-02 included above	15,325	-
Loan collateral transferred to other real estate owned	-	-
Securities purchases pending settlement	-	3,159
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	3,411	-
Interest paid for the period	874	885
Income tax payments for the period	12,910	6,776

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recently Adopted Accounting Standards

In the six months ended June 30, 2019, the Company adopted the following new accounting guidance:

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

FASB ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, was issued August 2017.  The ASU expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements.  The ASU also provides for a one-time reclassification of prepayable assets from held-to-maturity (HTM) to available for sale (AFS) regardless of derivative use.

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

The provisions of the ASU are effective January 1, 2020 with the option to early adopt any removed or modified disclosures upon issuance of the ASU.  The Company early adopted the provisions to remove and/or modify relevant disclosures in the “Fair Value Measurements” note to the unaudited consolidated financial statements.  The requirement to include additional disclosures will be adopted by the Company January 1, 2020.  The additional disclosures will not affect the financial results upon adoption.

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

The market value of equity securities was $1,797 thousand and $1,747 thousand at June 30, 2019 and December 31, 2018, respectively. During the six months ended June 30, 2019, the Company recognized gross unrealized holding gains of $50 thousand in earnings. During the six months ended June 30, 2018, the Company recognized gross unrealized holding losses of $50 thousand in earnings.

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of cumulative other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, follows:

	At June 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$44,473	$100	$-	$44,573
Securities of U.S. Government sponsored entities	167,239	69	(170)	167,138
Agency residential mortgage-backed securities (MBS)	987,024	8,236	(8,314)	986,946
Non-agency residential MBS	109	3	-	112
Agency commercial MBS	5,635	5	(19)	5,621
Securities of U.S. Government entities	815	-	(7)	808
Obligations of states and political subdivisions	172,268	3,486	(100)	175,654
Corporate securities	1,379,704	17,462	(2,119)	1,395,047
Total debt securities available for sale	2,757,267	29,361	(10,729)	2,775,899
Debt securities held to maturity
Agency residential MBS	402,961	824	(3,861)	399,924
Non-agency residential MBS	2,610	96	-	2,706
Obligations of states and political subdivisions	462,418	7,947	(19)	470,346
Total debt securities held to maturity	867,989	8,867	(3,880)	872,976
Total	$3,625,256	$38,228	$(14,609)	$3,648,875

	At December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$139,572	$5	$(3)	$139,574
Securities of U.S. Government sponsored entities	167,228	65	(3,275)	164,018
Agency residential MBS	883,715	595	(30,439)	853,871
Non-agency residential MBS	113	1	-	114
Agency commercial MBS	1,869	-	(27)	1,842
Securities of U.S. Government entities	1,128	-	(9)	1,119
Obligations of states and political subdivisions	180,220	1,856	(2,985)	179,091
Corporate securities	1,337,608	1,075	(23,642)	1,315,041
Total debt securities available for sale	2,711,453	3,597	(60,380)	2,654,670
Debt securities held to maturity
Agency residential MBS	447,332	249	(14,129)	433,452
Non-agency residential MBS	3,387	40	-	3,427
Obligations of states and political subdivisions	533,890	3,403	(2,727)	534,566
Total debt securities held to maturity	984,609	3,692	(16,856)	971,445
Total	$3,696,062	$7,289	$(77,236)	$3,626,115

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At June 30, 2019
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$202,597	$202,637	$81,436	$81,589
Over 1 to 5 years	1,329,781	1,342,419	177,675	180,218
Over 5 to 10 years	193,678	199,098	202,280	207,471
Over 10 years	38,443	39,066	1,027	1,068
Subtotal	1,764,499	1,783,220	462,418	470,346
MBS	992,768	992,679	405,571	402,630
Total	$2,757,267	$2,775,899	$867,989	$872,976

	At December 31, 2018
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$262,418	$261,976	$86,172	$86,148
Over 1 to 5 years	1,438,849	1,414,020	214,137	213,829
Over 5 to 10 years	85,817	85,877	232,544	233,515
Over 10 years	38,672	36,970	1,037	1,074
Subtotal	1,825,756	1,798,843	533,890	534,566
MBS	885,697	855,827	450,719	436,879
Total	$2,711,453	$2,654,670	$984,609	$971,445

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At June 30, 2019 and December 31, 2018, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

[The remainder of this page intentionally left blank]

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At June 30, 2019
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	-	$-	$-	7	$77,714	$(170)	7	$77,714	$(170)
Agency residential MBS	-	-	-	54	533,982	(8,314)	54	533,982	(8,314)
Agency commercial MBS	-	-	-	1	1,833	(19)	1	1,833	(19)
Securities of U.S. Government entities	-	-	-	2	808	(7)	2	808	(7)
Obligations of states and political subdivisions	2	1,054	-	25	10,643	(100)	27	11,697	(100)
Corporate securities	2	10,692	(67)	32	275,533	(2,052)	34	286,225	(2,119)
Total	4	$11,746	$(67)	121	$900,513	$(10,662)	125	$912,259	$(10,729)

 An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At June 30, 2019
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	1	$55	$-	63	$350,418	$(3,861)	64	$350,473	$(3,861)
Obligations of states and political subdivisions	-	-	-	13	10,516	(19)	13	10,516	(19)
Total	1	$55	$-	76	$360,934	$(3,880)	77	$360,989	$(3,880)

The unrealized losses on the Company’s debt securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates. The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by a major rating agency. One corporate bond with an amortized cost of $15.0 million and a fair value of $14.2 million at June 30, 2019, is rated below investment grade.  In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The Company does not intend to sell any debt securities and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of June 30, 2019.

The fair values of the debt securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for debt securities declines. As a result, other than temporary impairments may occur in the future.

As of June 30, 2019 and December 31, 2018, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $746,876 thousand and $728,161 thousand, respectively.

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

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from regular federal income tax:

	For the Three Months		For the Six Months
	Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Taxable	$18,773	$15,598	$37,406	$30,547
Tax-exempt from regular federal income tax	4,073	5,027	8,388	9,888
Total interest income from investment securities	$22,846	$20,625	$45,794	$40,435

[The remainder of this page intentionally left blank]

Note 4: Loans, Allowance for Loan Losses and Other Real Estate Owned

At December 31, 2018, the Company had $5,713 thousand in loans secured by residential real estate which are indemnified from loss by the FDIC up to 80% of principal; the indemnification expired February 6, 2019.

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At June 30,	At December 31,
	2019	2018
	(In thousands)
Commercial	$243,577	$275,080
Commercial Real Estate	577,665	580,480
Construction	5,482	3,982
Residential Real Estate	37,813	44,866
Consumer Installment & Other	297,175	302,794
Total	$1,161,712	$1,207,202

Total loans outstanding at December 31, 2018, reported above, include loans purchased from the FDIC of $58,247 thousand.

Changes in the accretable yield for purchased loans were as follows:

	For the	For the
	Six Months Ended	Year Ended
	June 30, 2019	December 31, 2018
Accretable yield:	(In thousands)
Balance at the beginning of the period	$182	$738
Reclassification from nonaccretable difference	1,103	1,119
Accretion	(257)	(1,675)
Balance at the end of the period	$1,028	$182

Accretion	$(257)	$(1,675)
Change in FDIC indemnification	-	2
(Increase) in interest income	$(257)	$(1,673)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses
	For the Three Months Ended June 30, 2019
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,506	$3,927	$853	$261	$5,481	$3,449	$20,477
(Reversal) provision	(1,346)	116	264	(23)	386	603	-
Chargeoffs	(48)	-	-	-	(925)	-	(973)
Recoveries	123	14	-	-	476	-	613
Total allowance for loan losses	$5,235	$4,057	$1,117	$238	$5,418	$4,052	$20,117

	Allowance for Loan Losses
	For the Six Months Ended June 30, 2019
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351
(Reversal) provision	(1,221)	147	(348)	(631)	1,178	875	-
Chargeoffs	(71)	-	-	-	(2,293)	-	(2,364)
Recoveries	216	26	-	-	888	-	1,130
Total allowance for loan losses	$5,235	$4,057	$1,117	$238	$5,418	$4,052	$20,117

	Allowance for Loan Losses
	For the Three Months Ended June 30, 2018
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,517	$3,824	$175	$908	$5,739	$3,918	$23,081
(Reversal) provision	(662)	(35)	35	156	665	(159)	-
Chargeoffs	-	-	-	-	(805)	-	(805)
Recoveries	420	-	-	-	344	-	764
Total allowance for loan losses	$8,275	$3,789	$210	$1,064	$5,943	$3,759	$23,040

	Allowance for Loan Losses
	For the Six Months Ended June 30, 2018
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
(Reversal) provision	(679)	(60)	(125)	69	702	93	-
Chargeoffs	(41)	-	-	-	(2,170)	-	(2,211)
Recoveries	1,249	-	-	-	993	-	2,242
Total allowance for loan losses	$8,275	$3,789	$210	$1,064	$5,943	$3,759	$23,040

The allowance for loan losses and recorded investment in loans evaluated for impairment were as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At June 30, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,587	$-	$-	$-	$-	$-	$2,587
Collectively evaluated for impairment	2,648	4,057	1,117	238	5,418	4,052	17,530
Total	$5,235	$4,057	$1,117	$238	$5,418	$4,052	$20,117
Carrying value of loans:
Individually evaluated for impairment	$9,368	$6,531	$-	$195	$77	$-	$16,171
Collectively evaluated for impairment	234,209	571,134	5,482	37,618	297,098	-	1,145,541
Total	$243,577	$577,665	$5,482	$37,813	$297,175	$-	$1,161,712

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At December 31, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,752	$-	$-	$-	$-	$-	$2,752
Collectively evaluated for impairment	3,559	3,884	1,465	869	5,645	3,177	18,599
Total	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351
Carrying value of loans:
Individually evaluated for impairment	$9,944	$8,438	$-	$717	$143	$-	$19,242
Collectively evaluated for impairment	265,136	572,042	3,982	44,149	302,651	-	1,187,960
Total	$275,080	$580,480	$3,982	$44,866	$302,794	$-	$1,207,202

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At June 30, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$234,053	$566,359	$5,482	$36,076	$295,177	$1,137,147
Substandard	9,524	11,306	-	1,737	1,551	24,118
Doubtful	-	-	-	-	271	271
Loss	-	-	-	-	176	176
Total	$243,577	$577,665	$5,482	$37,813	$297,175	$1,161,712

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$264,634	$567,578	$3,982	$43,112	$300,553	$1,179,859
Substandard	10,446	12,902	-	1,754	1,556	26,658
Doubtful	-	-	-	-	135	135
Loss	-	-	-	-	550	550
Total	$275,080	$580,480	$3,982	$44,866	$302,794	$1,207,202

Credit risk profile reflects internally assigned grades of purchased covered loans without regard to FDIC indemnification on $5,713 thousand in loans secured by residential real estate at December 31, 2018. The indemnification expired February 6, 2019.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At June 30, 2019
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$243,187	$290	$-	$-	$100	$243,577
Commercial real estate	570,463	3,472	60	-	3,670	577,665
Construction	5,482	-	-	-	-	5,482
Residential real estate	37,533	280	-	-	-	37,813
Consumer installment and other	293,684	2,404	761	249	77	297,175
Total	$1,150,349	$6,446	$821	$249	$3,847	$1,161,712

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2018
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$274,045	$781	$254	$-	$-	$275,080
Commercial real estate	574,853	617	785	-	4,225	580,480
Construction	3,982	-	-	-	-	3,982
Residential real estate	43,372	789	189	-	516	44,866
Consumer installment and other	297,601	3,408	1,107	551	127	302,794
Total	$1,193,853	$5,595	$2,335	$551	$4,868	$1,207,202

There wereno commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2019 and December 31, 2018.

The following summarizes impaired loans:

	Impaired Loans
	At June 30, 2019			At December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Commercial	$755	$755	$-	$755	$759	$-
Commercial real estate	6,531	7,978	-	8,438	10,373	-
Residential real estate	195	225	-	717	747	-
Consumer installment and other	77	112	-	270	377	-
Total with no related allowance recorded	7,558	9,070	-	10,180	12,256	-

With an allowance recorded:
Commercial	8,613	8,613	2,587	9,189	9,189	2,752
Commercial real estate	-	-	-	-	-	-
Total with an allowance recorded	8,613	8,613	2,587	9,189	9,189	2,752
Total	$16,171	$17,683	$2,587	$19,369	$21,445	$2,752

Impaired loans include troubled debt restructured loans. Impaired loans at June 30, 2019, included $7,434 thousand of restructured loans, $3,670 thousand of which were on nonaccrual status. Impaired loans at December 31, 2018, included $8,579 thousand of restructured loans, $4,225 thousand of which were on nonaccrual status.

	Impaired Loans
	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income	Investment	Income	Investment	Income
	(In thousands)
Commercial	$9,662	$165	$10,689	$145	$9,755	$332	$10,793	$320
Commercial real estate	6,539	126	11,837	211	$6,716	273	12,796	426
Residential real estate	196	3	205	4	$197	6	206	8
Consumer installment and other	77	-	254	3	$105	-	305	6
Total	$16,474	$294	$22,985	$363	$16,773	$611	$24,100	$760

The following tables provide information on troubled debt restructurings:

	Troubled Debt Restructurings
	At June 30, 2019
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial	4	$2,274	$708	$19
Commercial real estate	6	8,367	6,531	-
Residential real estate	1	241	195	-
Total	11	$10,882	$7,434	$19

	Troubled Debt Restructurings
	At December 31, 2018
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial	4	$2,274	$811	$19
Commercial real estate	8	9,237	7,568	-
Residential real estate	1	241	200	-
Total	13	$11,752	$8,579	$19

During the three and six months ended June 30, 2019 and June 30, 2018, the Company did not modify any loans that were considered troubled debt restructurings, and had no troubled debt restructured loans that defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

There were no loans restricted due to collateral requirements at June 30, 2019 and December 31, 2018.

There wereno loans held for sale at June 30, 2019 and December 31, 2018.

At June 30, 2019 and December 31, 2018, the Company held total other real estate owned (OREO) of $43 thousand net of reserve of $-0-  thousand and $350 thousand net of reserve of $-0-  thousand, respectively, of which $-0- was foreclosed residential real estate properties or covered OREO at both dates. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $114 thousand at June 30, 2019 and $516 thousand at December 31, 2018.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At June 30, 2019, the Bank did not have credit extended to any one entity exceeding these limits. At June 30, 2019, the Bank had 33 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $49,166 thousand and $53,891 thousand at June 30, 2019 and December 31, 2018, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At June 30, 2019, the Bank held corporate bonds in 77 issuing entities that exceeded $5 million for each issuer.

[The remainder of this page intentionally left blank]

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At June 30,	At December 31,
	2019	2018
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	56,528	56,083
Net deferred tax asset	15,375	42,256
Right-of-use asset	20,506	-
Limited partnership investments	8,743	10,219
Interest receivable	26,507	25,834
Prepaid assets	3,717	4,658
Other assets	14,709	9,629
Total other assets	$160,312	$162,906

(1) A bank applying for membership in the Federal Reserve System is required to subscribe to stock in the Federal Reserve Bank (FRB) in its district in a sum equal to 6 percent of the bank’s paid-up capital stock and surplus. One-half of the amount of the bank's subscription shall be paid to the FRB and the remaining half will be subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.

The net deferred tax asset at June 30, 2019 of $15,375 thousand was net of deferred tax obligations of $5,509 thousand related to available for sale debt securities unrealized gains. The net deferred tax asset at December 31, 2018 of $42,256 thousand included deferred tax benefits of $16,787 thousand related to available for sale debt securities unrealized losses.

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. On July 5, 2018, Visa Inc. announced a new conversion rate applicable to its class B common stock resulting from its June 28, 2018 deposit of funds into its litigation escrow account. This funding reduced the conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, to 1.6298 per share. Visa Inc. class A common stock had a closing price of $173.55 per share on June 28, 2019, the last day of stock market trading for the second quarter 2019. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At June 30, 2019, this investment totaled $8,743 thousand and $4,766[WU10]  thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2018, this investment totaled $10,219 thousand and $4,799[WU11]  thousand of this amount represented outstanding equity capital commitments. At June 30, 2019, the $4,766 thousand of outstanding equity capital commitments are expected to be paid as follows, $601 thousand in the remainder of 2019, $2,027 thousand in 2020, $138 thousand in 2021, $261 thousand in 2022, $134 thousand in 2023, $1,041 thousand in 2024 and $564 thousand in 2025 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Six Months Ended
	June 30,
	2019	2018	2019	2018
	(In thousands)
Investment loss included in pre-tax income	$600	$700	$1,200	$1,300
Tax credits recognized in provision for income taxes	225	336	450	672

Other liabilities consisted of the following:

	At June 30,	At December 31,
	2019	2018
	(In thousands)
Operating lease liability	$20,506	$-
Other liabilities	24,662	34,849
Total other liabilities	$45,168	$34,849

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of 5 years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional 5 year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of June 30, 2019.

As of June 30, 2019, the Company recorded a lease liability of $20,506 thousand and a right-of-use asset of $20,506 thousand, respectively. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.94 years and 2.97%, respectively, at June 30, 2019.  The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of June 30, 2019.

Total lease costs during the three and six months ended June 30, 2019, of $1,714 thousand and $3,419 thousand, respectively, were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the six months ended June 30, 2019.

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At June 30,
2019
(In thousands)
Remaining six months of 2019	$3,220
2020	6,091
2021	4,376
2022	3,485
2023	2,804
Thereafter	1,955
Total minimum lease payments	21,931
Less: discount	(1,425)
Present value of lease liability	$20,506

Minimum future rental payments under noncancelable operating leases as of December 31, 2018, prior to adoption of ASU 2016-02, are as follows:

Minimum future rental payments
(In thousands)
2019	$5,996
2020	4,409
2021	2,741
2022	1,921
2023	1,223
Thereafter	1,044
Total minimum lease payments	$17,334

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three and six months ended June 30, 2019 and year ended December 31, 2018. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three and six months ended June 30, 2019 and year ended December 31, 2018 no such adjustments were recorded.

The carrying values of goodwill were:

	At June 30, 2019	At December 31, 2018
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At June 30,		At December 31,
	2019		2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Core Deposit Intangibles	$56,808	$(55,268)	$56,808	$(54,879)

As of June 30, 2019, the current period and estimated future amortization expense for identifiable intangible assets was:

Total
Core
Deposit
Intangibles
(In thousands)
For the Six Months ended June 30, 2019 (actual)	$389
Estimate for the remainder of year ending December 31, 2019	149
Estimate for year ending December 31, 2020	287
2021	269
2022	252
2023	236
2024	222

[The remainder of this page intentionally left blank]

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At June 30,	At December 31,
	2019	2018
	(In thousands)
Noninterest-bearing	$2,163,841	$2,243,251
Interest-bearing:
Transaction	942,140	929,346
Savings	1,442,552	1,498,991
Time deposits less than $100 thousand	95,587	102,654
Time deposits $100 thousand through $250 thousand	58,667	64,512
Time deposits more than $250 thousand	27,475	28,085
Total deposits	$4,730,262	$4,866,839

Demand deposit overdrafts of $866 thousand and $980 thousand were included as loan balances at June 30, 2019 and December 31, 2018, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $82 thousand and $164 thousand for the three and six months ended June 30, 2019, respectively, and $95 thousand and $192 thousand for the three and six months ended June 30, 2018, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At June 30,	At December 31,
	2019	2018
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$75,785	$73,803
Agency residential MBS	56,960	58,380
Corporate securities	114,644	91,837
Total collateral carrying value	$247,389	$224,020
Total short-term borrowed funds	$54,581	$51,247

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

The Company relies on independent vendor pricing services to measure fair value for equity securities, debt securities available for sale and debt securities held to maturity. The Company employs three pricing services. To validate the pricing of these vendors, the Company compares vendors’ pricing for each of the securities for consistency; significant pricing differences, if any, are evaluated using all available independent quotes with the quote most closely reflecting the market generally used as the fair value estimate. In addition, the Company conducts “other than temporary impairment (OTTI)” analysis on a quarterly basis; debt securities selected for OTTI analysis include all debt securities at a market price below 95% of par value. As with any valuation technique used to estimate fair value, changes in underlying assumptions used could significantly affect the results of current and future values. Accordingly, these fair value estimates may not be realized in an actual sale of the securities.

The Company regularly reviews the valuation techniques and assumptions used by its vendors and determines which valuation techniques are utilized based on observable market inputs for the type of securities being measured. The Company uses the information to determine the placement in the fair value hierarchy as level 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At June 30, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Equity securities
Mutual funds	$1,797	$-	$1,797	$-
Total equity securities	1,797	-	1,797	-
Debt securities available for sale
U.S. Treasury securities	44,573	44,573	-	-
Securities of U.S. Government sponsored entities	167,138	-	167,138	-
Agency residential MBS	986,946	-	986,946	-
Non-agency residential MBS	112	-	112	-
Agency commercial MBS	5,621	-	5,621	-
Securities of U.S. Government entities	808	-	808	-
Obligations of states and political subdivisions	175,654	-	175,654	-
Corporate securities	1,395,047	-	1,395,047	-
Total debt securities available for sale	2,775,899	44,573	2,731,326	-
Total	$2,777,696	$44,573	$2,733,123	$-

(1)   There were no transfers in to or out of level 3 during the six months ended June 30, 2019.

	At December 31, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Equity securities
Mutual funds	$1,747	$-	$1,747	$-
Total equity securities	1,747	-	1,747	-
Debt securities available for sale
U.S. Treasury securities	139,574	139,574	-	-
Securities of U.S. Government sponsored entities	164,018	-	164,018	-
Agency residential MBS	853,871	-	853,871	-
Non-agency residential MBS	114	-	114	-
Agency commercial MBS	1,842	-	1,842	-
Securities of U.S. Government entities	1,119	-	1,119	-
Obligations of states and political subdivisions	179,091	-	179,091	-
Corporate securities	1,315,041	-	1,315,041	-
Total debt securities available for sale	2,654,670	139,574	2,515,096	-
Total	$2,656,417	$139,574	$2,516,843	$-

(1)   There were no transfers in to or out of level 3 during the year ended December 31, 2018.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at June 30, 2019 and December 31, 2018, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Six Months Ended
	At June 30, 2019				June 30, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$43	$-	$-	$43	$-
Impaired loans:
Commercial	6,026	-	-	6,026	-
Commercial real estate	4,100	-	-	4,100	-
Residential real estate	195	-	-	195	-
Consumer installment and other	77	-	-	77	-
Total assets measured at fair value on a nonrecurring basis	$10,441	$-	$-	$10,441	$-

					For the
					Year Ended
	At December 31, 2018				December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$350	$-	$-	$350	$-
Impaired loans:
Commercial	6,437	-	-	6,437	-
Commercial real estate	3,870	-	-	3,870	(240)
Total assets measured at fair value on a nonrecurring basis	$10,657	$-	$-	$10,657	$(240)

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

	At June 30, 2019
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$418,586	$418,586	$418,586	$-	$-
Debt securities held to maturity	867,989	872,976	-	872,976	-
Loans	1,141,595	1,184,231	-	-	1,184,231

Financial Liabilities:
Deposits	$4,730,262	$4,727,480	$-	$4,548,533	$178,947
Short-term borrowed funds	54,581	54,581	-	54,581	-

	At December 31, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$420,284	$420,284	$420,284	$-	$-
Debt securities held to maturity	984,609	971,445	-	971,445	-
Loans	1,185,851	1,184,770	-	-	1,184,770

Financial Liabilities:
Deposits	$4,866,839	$4,862,668	$-	$4,671,588	$191,080
Short-term borrowed funds	51,247	51,247	-	51,247	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $276,157 thousand at June 30, 2019 and $278,598 thousand at December 31, 2018. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $2,760 thousand at June 30, 2019 and $2,772 thousand at December 31, 2018. The Company had no commitments outstanding for commercial and similar letters of credit at June 30, 2019 and December 31, 2018. The Company had $550 thousand and $75 thousand in outstanding full recourse guarantees to a 3rd party credit card company at June 30, 2019 and December 31, 2018, respectively. The Company had a reserve for unfunded commitments of $2,308 thousand at June 30, 2019 and December 31, 2018, included in other liabilities.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount can be reasonably estimated. In the second quarter 2019, the Company achieved a mediated settlement to dismiss a lawsuit and paid the resulting liability of $252 thousand.

The Company determined that it will be obligated to provide refunds of revenue recognized in years prior to 2018 to some customers. The Company initially estimated the probable amount of these obligations to be $5,542 thousand and accrued a liability for such amount in 2017; based on additional information received in the second quarter 2019, the Company increased such liability to $5,843 thousand by recognizing an expense of $301 thousand.

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

	For the Three Months		For the Six Months
	Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$19,625	$18,010	$39,271	$35,516
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,942	26,630	26,892	26,581
Basic earnings per common share	$0.73	$0.68	$1.46	$1.34
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,942	26,630	26,892	26,581
Add common stock equivalents for options	45	98	58	115
Weighted average number of common shares outstanding - diluted (denominator)	26,987	26,728	26,950	26,696
Diluted earnings per common share	$0.73	$0.67	$1.46	$1.33

For the three and six months ended June 30, 2019, options to purchase 436 thousand and 449 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

For the three and six months ended June 30, 2018, options to purchase 482 thousand and 486 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

Note 12: Income Taxes

In the second quarter 2019, the Company decreased unrecognized tax benefits by $909 thousand related to settlements with taxing authorities. The settlements incorporated amended tax returns for which the Company had recognized a deferred tax asset in the amount of $1,003 thousand.

In the second quarter 2019, the Company re-assessed its ability to realize benefits from California capital loss carryforwards. The Company established a $269 thousand valuation allowance related to the deferred tax asset.

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months		For the Six Months
	Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE)(1)	$40,330	$38,349	$80,577	$75,624
Provision for Loan Losses	-	-	-	-
Noninterest Income	12,288	11,769	23,867	23,724
Noninterest Expense	25,561	25,741	50,744	51,763
Income Before Income Taxes (FTE)(1)	27,057	24,377	53,700	47,585
Income Tax Provision (FTE)(1)	7,432	6,367	14,429	12,069
Net Income	$19,625	$18,010	$39,271	$35,516

Average Common Shares Outstanding	26,942	26,630	26,892	26,581
Average Diluted Common Shares Outstanding	26,987	26,728	26,950	26,696
Common Shares Outstanding at Period End	26,962	26,649

Per Common Share:
Basic Earnings	$0.73	$0.68	$1.46	$1.34
Diluted Earnings	0.73	0.67	1.46	1.33
Book Value	$25.72	$21.99

Financial Ratios:
Return on Assets	1.42%	1.29%	1.42%	1.28%
Return on Common Equity	11.75%	11.55%	11.95%	11.56%
Net Interest Margin (FTE)(1)	3.13%	2.97%	3.12%	2.93%
Net Loan Losses (Recoveries) to Average Loans	0.12%	0.01%	0.21%	(0.01%)
Efficiency Ratio(2)	48.6%	51.4%	48.6%	52.1%

Average Balances:
Assets	$5,560,740	$5,587,871	$5,586,110	$5,576,352
Loans	1,183,539	1,209,049	1,194,536	1,226,304
Investment Securities	3,648,435	3,543,838	3,669,029	3,511,828
Deposits	4,762,286	4,846,986	4,798,288	4,837,721
Shareholders' Equity	669,947	625,409	662,704	619,666

Period End Balances:
Assets	$5,523,448	$5,577,844
Loans	1,161,712	1,200,192
Investment Securities	3,645,685	3,441,400
Deposits	4,730,262	4,887,122
Shareholders' Equity	693,437	586,138

Capital Ratios at Period End:
Total Risk Based Capital	17.88%	16.97%
Tangible Equity to Tangible Assets	10.56%	8.47%

Dividends Paid Per Common Share	$0.41	$0.40	$0.81	$0.80
Common Dividend Payout Ratio	56%	60%	55%	60%

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

Financial Overview

Westamerica Bancorporation and subsidiaries’ (collectively, the “Company”) reported net income of $19.6 million or $0.73 diluted earnings per common share for the second quarter 2019 and net income of $39.3 million or $1.46 diluted earnings per common share for the six months ended June 30, 2019. These results compare to net income of $18.0 million or $0.67 diluted earnings per common share for the second quarter 2018 and net income of $35.5 million or $1.33 diluted earnings per common share for the six months ended June 30, 2018. Results for the second quarter 2019 and six months ended June 30, 2019 include a life insurance gain of $433 thousand and $553 thousand in loss contingencies. The loss contingencies include a $301 thousand increase in estimated customer refunds of revenue recognized prior to 2018 and a $252 thousand settlement to dismiss a lawsuit. Although loss contingencies represent estimated liabilities, which are subject to revision, the Company does not anticipate additional losses for either of these matters.

The Company’s principal source of revenue is net interest and loan fee income, which represents interest and fees earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). Market interest rates declined considerably following the recession of 2008 and 2009. Interest rates remained historically low through 2016 as the monetary policy of the Federal Open Market Committee (the “FOMC”) was highly accommodative. During this period, Management avoided originating long-dated, low-yielding loans given the potential impact of such assets on forward earning potential; as a result, loans declined and investment securities increased. The changed composition of the earning assets and low market interest rates pressured the net interest margin to lower levels. The FOMC began removing monetary stimulus in December 2016 and has increased the federal funds rate by 2.00% to 2.50% through June 2019, although longer-term rates have not increased by a similar magnitude. This recent increase in market interest rates has begun benefiting the Company’s earning asset yields. However, the rising market rates have resulted in a 0.01% increase in rates paid on deposits. The funding source of the Company’s earning assets is primarily customer deposits. The Company’s long-term strategy includes maximizing checking and savings deposits as these types of deposits are lower-cost and less sensitive to changes in interest rates compared to time deposits. During the three and six months ended June 30, 2019 the average volume of checking and savings deposits was 96.1% of average total deposits. Net interest income (FTE) was $40.3 million and $80.6 million for the three months and six months ended June 30, 2019, respectively, compared with $38.3 million and $75.6 million for the three months and six months ended June 30, 2018, respectively. The increase in net interest income (FTE) in 2019 is primarily due to higher asset yields.

Credit quality remained solid with nonperforming assets totaling $4.1 million at June 30, 2019 compared with $5.8 million at December 31, 2018 and $6.0 million at June 30, 2018. The Company did not recognize a provision for loan losses in the three months and six months ended June 30, 2019.

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

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$40,330	$38,349	$80,577	$75,624
Provision for loan losses	-	-	-	-
Noninterest income	12,288	11,769	23,867	23,724
Noninterest expense	25,561	25,741	50,744	51,763
Income before taxes (FTE)	27,057	24,377	53,700	47,585
Income tax provision (FTE)	7,432	6,367	14,429	12,069
Net income	$19,625	$18,010	$39,271	$35,516

Average diluted common shares	26,987	26,728	26,950	26,696
Diluted earnings per common share	$0.73	$0.67	$1.46	$1.33

Average total assets	$5,560,740	$5,587,871	$5,586,110	$5,576,352
Net income to average total assets (annualized)	1.42%	1.29%	1.42%	1.28%
Net income to average common shareholders' equity (annualized)	11.75%	11.55%	11.95%	11.56%

Net income for the second quarter 2019 was $1.6 million more than the second quarter 2018. Net interest and loan fee income (FTE) increased $2.0 million in the second quarter 2019 compared with the second quarter 2018 mainly due to higher yield on earning assets and higher average balances of investments, partially offset by lower average balances of interest-bearing cash and loans. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest income increased $519 thousand in the second quarter 2019 compared with the second quarter 2018 primarily due to a life insurance gain of $433 thousand. Noninterest expense decreased $180 thousand in the second quarter 2019 compared with the second quarter 2018 due to lower professional fees and amortization of intangible assets, offset in part by $553 thousand in loss contingencies. The loss contingencies include a $301 thousand increase in estimated customer refunds of revenue recognized prior to 2018 and a $252 thousand settlement to dismiss a lawsuit. Although loss contingencies represent estimated liabilities, which are subject to revision, the Company does not anticipate additional losses for either of these matters. The tax rate for the second quarter 2019 was 27.5% on an FTE basis and 24.1% on a non-FTE basis compared with 26.1% on an FTE basis and 21.4% on a non-FTE basis for the second quarter 2018. In the second quarter 2019, the Company established a $269 thousand valuation allowance against certain deferred tax assets, which, combined with the tax exempt nature of the life insurance gains and excess tax benefits of $83 thousand from stock options, increased the tax rate on an FTE and non-FTE basis by 0.3%.

Comparing the six months ended June 30, 2019 with the six months ended June 30, 2018 net income increased $3.8 million. Net interest and loan fee (FTE) income increased $5.0 million due to higher yield on earning assets and higher average balances of investments, partially offset by lower average balances of interest-bearing cash and loans. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. In the six months ended June 30, 2019 noninterest expense decreased $1.0 million compared with the six months ended June 30, 2018 due to lower legal expenses and lower amortization of intangible assets, partially offset by $553 thousand in loss contingencies. The tax rate for the six months ended June 30, 2019 was 26.9% on an FTE basis and 23.4% on a non-FTE basis compared with 25.4% on an FTE basis and 20.6% on a non-FTE basis for the six months ended June 30, 2018. In the six months ended June 30, 2019, the Company established a $269 thousand valuation allowance against certain deferred tax assets, which, combined with the tax exempt nature of the life insurance gains and excess tax benefits of $367 thousand from stock options, decreased the tax rate on an FTE and non-FTE basis by 0.4%.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
Interest and loan fee income	$39,626	$37,346	$79,109	$73,661
Interest expense	487	459	981	918
Net interest and loan fee income	39,139	36,887	78,128	72,743
FTE adjustment	1,191	1,462	2,449	2,881
Net interest and loan fee income (FTE)	$40,330	$38,349	$80,577	$75,624

Average earning assets	$5,159,112	$5,180,524	$5,171,973	$5,171,312
Net interest margin (FTE) (annualized)	3.13%	2.97%	3.12%	2.93%

Net interest and loan fee income (FTE) increased $2.0 million in the second quarter 2019 compared with the second quarter 2018 mainly due to higher yield on earning assets (up 0.16%) and higher average balances of investments (up $105 million), partially offset by interest-bearing cash (down $100 million) and lower average balances of loans (down $26 million).

Comparing the first six months ended June 30, 2019 with the six months ended June 30, 2018, net interest and loan fee (FTE) income increased $5.0 million due to higher yield on earning assets (up 0.19%) and higher average balances of investments (up $157 million), partially offset by interest-bearing cash (down $125 million) and lower average balances of loans (down $32 million).

The annualized net interest margin (FTE) increased to 3.13% in the second quarter 2019 and 3.12% in the six months ended June 30, 2019 from 2.97% in the second quarter 2018 and 2.93% in the six months ended June 30, 2018. The net interest margin (FTE) increased in 2019, reflecting earning assets repriced to higher yield.

The Company’s funding costs were 0.04% in the second quarter and six months ended June 30, 2019, unchanged from the same periods in 2018. Average balances of time deposits declined $36 million from the six months ended June 30, 2018 to the six months ended June 30, 2019. Average balances of checking and saving deposits accounted for 96.1% of average total deposits in the six months ended June 30, 2019 compared with 95.4% in the six months ended June 30, 2018.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin for the periods indicated (percentages are annualized.)

	For the Three Months		For the Six Months
	Ended June 30,
	2019	2018	2019	2018

Yield on earning assets (FTE)	3.17%	3.01%	3.16%	2.97%
Rate paid on interest-bearing liabilities	0.08%	0.07%	0.08%	0.07%
Net interest spread (FTE)	3.09%	2.94%	3.08%	2.90%
Impact of noninterest-bearing demand deposits	0.04%	0.03%	0.04%	0.03%
Net interest margin (FTE)	3.13%	2.97%	3.12%	2.93%

The FOMC increased the federal funds rate between December 2016 and December 2018. In the second quarter and first six months of 2019 the yield on earning assets increased compared with the comparable periods of 2018 as earning assets repriced to higher yield. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost time deposits and maintaining rates paid on checking and savings deposits.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended June 30, 2019
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$3,006,905	$18,773	2.50%
Tax-exempt (1)	641,531	5,157	3.22%
Total investments (1)	3,648,436	23,930	2.62%
Loans:
Taxable	1,133,168	14,417	5.10%
Tax-exempt (1)	50,371	512	4.08%
Total loans (1)	1,183,539	14,929	5.06%
Total interest-bearing cash	327,137	1,958	2.37%
Total Interest-earning assets (1)	5,159,112	40,817	3.17%
Other assets	401,628
Total assets	$5,560,740

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,172,207	$-	-%
Savings and interest-bearing transaction	2,404,415	331	0.06%
Time less than $100,000	105,544	65	0.25%
Time $100,000 or more	80,120	82	0.41%
Total interest-bearing deposits	2,590,079	478	0.07%
Short-term borrowed funds	56,602	9	0.06%
Total interest-bearing liabilities	2,646,681	487	0.08%
Other liabilities	71,905
Shareholders' equity	669,947
Total liabilities and shareholders' equity	$5,560,740
Net interest spread (1) (2)			3.09%
Net interest and fee income and interest margin (1) (3)		$40,330	3.13%

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended June 30, 2018
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,785,079	$15,598	2.24%
Tax-exempt (1)	758,759	6,365	3.36%
Total investments (1)	3,543,838	21,963	2.48%
Loans:
Taxable	1,152,469	14,492	5.04%
Tax-exempt (1)	56,580	589	4.17%
Total loans (1)	1,209,049	15,081	5.00%
Total interest-bearing cash	427,637	1,764	1.77%
Total Interest-earning assets (1)	5,180,524	38,808	3.01%
Other assets	407,347
Total assets	$5,587,871

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,177,708	$-	-%
Savings and interest-bearing transaction	2,447,566	284	0.05%
Time less than $100,000	121,757	70	0.23%
Time $100,000 or more	99,955	95	0.38%
Total interest-bearing deposits	2,669,278	449	0.07%
Short-term borrowed funds	60,393	10	0.06%
Total interest-bearing liabilities	2,729,671	459	0.07%
Other liabilities	55,083
Shareholders' equity	625,409
Total liabilities and shareholders' equity	$5,587,871
Net interest spread (1) (2)			2.94%
Net interest and fee income and interest margin (1) (3)		$38,349	2.97%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Six Months Ended June 30, 2019
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$3,007,970	$37,406	2.49%
Tax-exempt (1)	661,059	10,619	3.21%
Total investments (1)	3,669,029	48,025	2.62%
Loans:
Taxable	1,143,516	28,795	5.08%
Tax-exempt (1)	51,020	1,042	4.12%
Total loans (1)	1,194,536	29,837	5.04%
Total interest-bearing cash	308,408	3,696	2.38%
Total Interest-earning assets (1)	5,171,973	81,558	3.16%
Other assets	414,137
Total assets	$5,586,110

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,188,131	$-	-%
Savings and interest-bearing transaction	2,421,392	668	0.06%
Time less than $100,000	107,314	131	0.25%
Time $100,000 or more	81,451	164	0.41%
Total interest-bearing deposits	2,610,157	963	0.07%
Short-term borrowed funds	57,906	18	0.06%
Total interest-bearing liabilities	2,668,063	981	0.08%
Other liabilities	67,212
Shareholders' equity	662,704
Total liabilities and shareholders' equity	$5,586,110
Net interest spread (1) (2)			3.08%
Net interest and fee income and interest margin (1) (3)		$80,577	3.12%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Six Months Ended June 30, 2018
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,747,569	$30,547	2.22%
Tax-exempt (1)	764,259	12,520	3.28%
Total investments (1)	3,511,828	43,067	2.45%
Loans:
Taxable	1,168,503	28,715	4.96%
Tax-exempt (1)	57,801	1,188	4.15%
Total loans (1)	1,226,304	29,903	4.92%
Total interest-bearing cash	433,180	3,572	1.63%
Total Interest-earning assets (1)	5,171,312	76,542	2.97%
Other assets	405,040
Total assets	$5,576,352

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,167,226	$-	-%
Savings and interest-bearing transaction	2,445,574	566	0.05%
Time less than $100,000	123,380	141	0.23%
Time $100,000 or more	101,541	192	0.38%
Total interest-bearing deposits	2,670,495	899	0.07%
Short-term borrowed funds	61,441	19	0.06%
Total interest-bearing liabilities	2,731,936	918	0.07%
Other liabilities	57,524
Shareholders' equity	619,666
Total liabilities and shareholders' equity	$5,576,352
Net interest spread (1) (2)			2.90%
Net interest and fee income and interest margin (1) (3)		$75,624	2.93%

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended June 30, 2019
	Compared with
	For the Three Months Ended June 30, 2018
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$1,242	$1,933	$3,175
Tax-exempt (1)	(983)	(225)	(1,208)
Total investments (1)	259	1,708	1,967
Loans:
Taxable	(243)	168	(75)
Tax-exempt (1)	(66)	(11)	(77)
Total loans (1)	(309)	157	(152)
Total interest-bearing cash	(357)	551	194
Total (decrease) increase in interest and loan fee income (1)	(407)	2,416	2,009
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(5)	52	47
Time less than $100,000	(9)	4	(5)
Time $100,000 or more	(19)	6	(13)
Total interest-bearing deposits	(33)	62	29
Short-term borrowed funds	(1)	-	(1)
Total (decrease) increase in interest expense	(34)	62	28
(Decrease) increase in net interest and loan fee income (1)	$(373)	$2,354	$1,981

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Six Months Ended June 30, 2019
	Compared with
	For the Six Months Ended June 30, 2018
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$2,895	$3,964	$6,859
Tax-exempt (1)	(1,691)	(210)	(1,901)
Total investments (1)	1,204	3,754	4,958
Loans:
Taxable	(614)	694	80
Tax-exempt (1)	(140)	(6)	(146)
Total loans (1)	(754)	688	(66)
Total interest-bearing cash	(1,036)	1,160	124
Total (decrease) increase in interest and loan fee income (1)	(586)	5,602	5,016
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(6)	108	102
Time less than $100,000	(18)	8	(10)
Time $100,000 or more	(38)	10	(28)
Total interest-bearing deposits	(62)	126	64
Short-term borrowed funds	(1)	-	(1)
Total (decrease) increase in interest expense	(63)	126	63
(Decrease) increase in net interest and loan fee income (1)	$(523)	$5,476	$4,953

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

The Company provided no provision for loan losses in the second quarters of 2019 and 2018 and the six months ended June 30, 2019 and June 30, 2018. Classified loans declined from $27 million at December 31, 2018 to $25 million at June 30, 2019. Nonperforming loans were $4 million at June 30, 2019 compared with $5 million at June 30, 2018 and December 31, 2018. These factors were reflected in Management’s evaluation of credit quality, the level of the provision for loan losses, and the adequacy of the allowance for loan losses at June 30, 2019. For further information regarding credit risk, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Service charges on deposit accounts	$4,493	$4,645	$8,997	$9,397
Merchant processing services	2,657	2,305	5,215	4,725
Debit card fees	1,641	1,698	3,148	3,303
Trust fees	749	726	1,466	1,469
ATM processing fees	722	698	1,355	1,362
Other service fees	585	650	1,162	1,281
Life insurance gains	433	-	433	-
Financial services commissions	93	141	194	255
Equity securities gains (losses)	26	(14)	50	(50)
Other noninterest income	889	920	1,847	1,982
Total	$12,288	$11,769	$23,867	$23,724

Noninterest income for the second quarter 2019 increased by $519 thousand from the second quarter 2018 primarily due to a life insurance gain of $433 thousand. Merchant processing services increased due to higher transaction volumes. Service charges on deposit accounts decreased due to declines in overdraft fees.

In the six months ended June 30, 2019, noninterest income increased $143 thousand compared with the six months ended June 30, 2018 due to a life insurance gain of $433 thousand and higher income from merchant processing services. The increases were partially offset by decreases in overdraft fees (which are included in service charges on deposit accounts), debit card fees, and internet banking income (which is included in other service charges).

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Salaries and related benefits	$13,090	$13,186	$26,198	$26,537
Occupancy and equipment	4,916	4,864	9,964	9,555
Outsourced data processing services	2,367	2,299	4,736	4,639
Loss contingencies	553	-	553	-
Professional fees	481	871	1,146	1,656
Courier service	451	453	893	1,023
Amortization of identifiable intangibles	79	422	389	885
Other noninterest expense	3,624	3,646	6,865	7,468
Total	$25,561	$25,741	$50,744	$51,763

Noninterest expense decreased $180 thousand in the second quarter 2019 compared with the second quarter 2018. Professional fees decreased due to lower legal and consulting fees. Amortization of intangibles decreased as assets are amortized on a declining balance method. The decreases were partially offset by $553 thousand in loss contingencies. The loss contingencies include a $301 thousand increase in estimated customer refunds of revenue recognized prior to 2018 and a $252 thousand settlement to dismiss a lawsuit. Although loss contingencies represent estimated liabilities, which are subject to revision, the Company does not anticipate additional losses for either of these matters.

In the six months ended June 30, 2019 noninterest expense decreased $1.0 million compared with the six months ended June 30, 2018 primarily due to lower legal expenses and lower amortization of intangible assets, partially offset by $553 thousand in loss contingencies.

Provision for Income Tax

The Company’s income tax provision (FTE) was $7.4 million for the second quarter 2019 and $14.4 million for the six months ended June 30, 2019 compared with $6.4 million for the second quarter 2018 and $12.1 million for the six months ended June 30, 2018. The effective tax rates (FTE) of 27.5% for the second quarter 2019 and 26.9% for the six months ended June 30, 2019 compared with 26.1% for the second quarter 2018 and 25.4% for the six months ended June 30, 2018.

In the second quarter 2019, the Company re-assessed its ability to realize benefits from California capital loss carryforwards. The Company established a $269 thousand valuation allowance against certain deferred tax assets, which, combined with the tax exempt nature of the life insurance gains and excess tax benefits of $83 thousand from stock options, increased the tax rate on an FTE and non-FTE basis by 0.3%.

In the second quarter 2019, the Company decreased unrecognized tax benefits by $909 thousand related to settlements with taxing authorities. The settlements incorporated amended tax returns for which the Company had recognized a deferred tax asset in the amount of $1,003 thousand.

Investment Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by the U.S. Treasury, U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, and other securities.

Management has managed the investment securities portfolio in response to deposit growth and loan volume declines. The carrying value of the Company’s investment securities portfolio was $3.6 billion at June 30, 2019 and December 31, 2018.

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

At June 30, 2019, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in the Company’s internal analyses compared with the ratings assigned by the third party credit rating agencies.

The market value of equity securities was $1,797 thousand at June 30, 2019 and $1,747 thousand at December 31, 2018. During the six months ended June 30, 2019, the Company recognized gross unrealized holding gains of $50 thousand in earnings.

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At June 30, 2019		At December 31, 2018
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Financial	$547,680	39%	$531,512	40%
Utilities	223,247	16%	197,568	15%
Consumer, Non-cyclical	184,521	13%	169,851	13%
Industrial	154,437	11%	152,636	12%
Technology	122,284	9%	105,324	8%
Consumer, Cyclical	60,717	5%	58,430	5%
Communications	50,654	4%	49,642	4%
Basic Materials	31,081	2%	30,410	2%
Energy	20,426	1%	19,668	1%
Total Corporate securities	$1,395,047	100%	$1,315,041	100%

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At June 30, 2019, the Company’s investment securities portfolios included securities issued by 528 state and local government municipalities and agencies located within 42 states. The largest exposure to any one municipality or agency was $8.9 million (fair value) represented by seven general obligation bonds.

	At June 30, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$105,597	$108,146
Texas	43,577	43,962
New Jersey	32,619	33,007
Washington	23,985	24,623
Other (34 states)	240,597	244,534
Total general obligation bonds	$446,375	$454,272

Revenue bonds:
California	$31,885	$32,384
Kentucky	17,204	17,481
Colorado	12,934	13,269
Indiana	11,962	12,151
Washington	11,669	12,037
Iowa	10,853	10,887
Other (28 states)	91,804	93,519
Total revenue bonds	$188,311	$191,728
Total obligations of states and political subdivisions	$634,686	$646,000

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

At June 30, 2019 and December 31, 2018, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 21 revenue sources at June 30, 2019 and 22 revenue sources December 31, 2018. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At June 30, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$45,406	$46,313
Sales tax	25,970	26,502
Sewer	21,711	22,225
Lease (renewal)	16,167	16,446
Other (17 sources)	79,057	80,242
Total revenue bonds by revenue source	$188,311	$191,728

[The remainder of this page intentionally left blank]

	At December 31, 2018
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$46,326	$46,671
Sales tax	28,264	28,517
Sewer	28,335	28,502
Lease (renewal)	17,013	17,051
College & University	13,919	13,714
Other (17 sources)	86,481	85,930
Total revenue bonds by revenue source	$220,338	$220,385

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

●

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

●	The Bank maintains two loan administration offices whose sole responsibility is to manage and collect classified loans.

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

Nonperforming Assets

	At June 30,		At December 31,
	2019	2018	2018
	(In thousands)

Nonperforming nonaccrual loans	$177	$783	$998
Performing nonaccrual loans	3,670	4,110	3,870
Total nonaccrual loans	3,847	4,893	4,868
Accruing loans 90 or more days past due	249	193	551
Total nonperforming loans	4,096	5,086	5,419
Other real estate owned	43	939	350
Total nonperforming assets	$4,139	$6,025	$5,769

Nonperforming assets have declined at June 30, 2019 compared with June 30, 2018 due to payoffs, chargeoffs and sale of Other Real Estate Owned. At June 30, 2019, one loan secured by commercial real estate with a balance of $3.7 million was on nonaccrual status. The remaining two nonaccrual loans held at June 30, 2019 had carrying values of $100 thousand and $77 thousand.

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

The following table summarizes the allowance for loan losses, chargeoffs and recoveries for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2019	2018	2019	2018
	($ in thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$20,477	$23,081	$21,351	$23,009
Provision for loan losses	-	-	-	-
Loans charged off
Commercial	(48)	-	(71)	(41)
Consumer installment and other	(925)	(805)	(2,293)	(2,170)
Total chargeoffs	(973)	(805)	(2,364)	(2,211)
Recoveries of loans previously charged off
Commercial	123	420	216	1,249
Commercial real estate	14	-	26	-
Construction	-	-	-	-
Consumer installment and other	476	344	888	993
Total recoveries	613	764	1,130	2,242
Net loan (losses) recoveries	(360)	(41)	(1,234)	31
Balance, end of period	$20,117	$23,040	$20,117	$23,040

Net loan losses (recoveries) as a percentage of average total loans (annualized)	0.12%	0.01%	0.21%	(0.01% )

The Company's allowance for loan losses is maintained at a level considered appropriate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall loan loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors. A portion of the allowance is individually allocated to impaired loans whose full collectability of principal is uncertain. Such allocations are determined by Management based on loan-by-loan analyses. The Company evaluates all loans with outstanding principal balances in excess of $500 thousand that are classified or on nonaccrual status and all “troubled debt restructured” loans for impairment. The remainder of the loan portfolio is collectively evaluated for impairment based in part on quantitative analyses of historical loan loss experience of loan portfolio segments to determine standard loss rates for each segment. The loss rate for each loan portfolio segment reflects both the historical loss experience during a look-back period and a loss emergence period. Liquidating purchased consumer installment loans are evaluated separately by applying historical loss rates to forecasted liquidating principal balances to measure losses inherent in this portfolio segment. The loss rates are applied to segmented loan balances to allocate the allowance to the segments of the loan portfolio.

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of June 30, 2019 is economic and business conditions $0.5 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: concentrations of credit at $1.3 million, adequacy of lending Management and staff at $1.2 million, and loan review system at $1.1 million.

	Allowance for Loan Losses
	For the Three Months Ended June 30, 2019
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,506	$3,927	$853	$261	$5,481	$3,449	$20,477
(Reversal) provision	(1,346)	116	264	(23)	386	603	-
Chargeoffs	(48)	-	-	-	(925)	-	(973)
Recoveries	123	14	-	-	476	-	613
Total allowance for loan losses	$5,235	$4,057	$1,117	$238	$5,418	$4,052	$20,117

	Allowance for Loan Losses
	For the Six Months Ended June 30, 2019
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351
(Reversal) provision	(1,221)	147	(348)	(631)	1,178	875	-
Chargeoffs	(71)	-	-	-	(2,293)	-	(2,364)
Recoveries	216	26	-	-	888	-	1,130
Total allowance for loan losses	$5,235	$4,057	$1,117	$238	$5,418	$4,052	$20,117

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At June 30, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,587	$-	$-	$-	$-	$-	$2,587
Collectively evaluated for impairment	2,648	4,057	1,117	238	5,418	4,052	17,530
Total	$5,235	$4,057	$1,117	$238	$5,418	$4,052	$20,117
Carrying value of loans:
Individually evaluated for impairment	$9,268	$6,592	$-	$195	$77	$-	$16,132
Collectively evaluated for impairment	234,309	571,073	5,482	37,618	297,098	-	1,145,580
Total	$243,577	$577,665	$5,482	$37,813	$297,175	$-	$1,161,712

The portion of the allowance for loan losses ascribed to commercial loans decreased from December 31, 2018 to June 30, 2019 based on Management’s judgment of decreasing risk from debt service requirements for borrowers with variable rate loans. The allowance for loan losses ascribed to construction loans decreased from December 31, 2018 to June 30, 2019 based on a reduced level of credit exposure relative to real property values. The allowance for loan losses ascribed to residential real estate loans declined from December 31, 2018 to June 30, 2019 due to Management’s evaluation of collateral values and loan amortization. The increase in unallocated loan loss allowance was due to reassessment of qualitative factors associated with the Company’s lending activity.

Management considers the $20.1 million allowance for loan losses to be adequate as a reserve against probable incurred loan losses in the loan portfolio as of June 30, 2019.

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

The Company’s asset and liability position was slightly “asset sensitive” at June 30, 2019, depending on the interest rate assumptions applied to each simulation model. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes.

At June 30, 2019, Management’s most recent measurements of estimated changes in net interest income were:

Static Simulation (balance sheet composition unchanged):

Assumed Immediate Parallel Shift in Interest Rates	-1.00%	0.00%	+1.00%
First Year Change in Net Interest Income	-7.40%	0.00%	+4.80%

Dynamic Simulation (balance sheet composition changes):

Assumed Change in Interest Rates Over 1 Year	-1.00%	0.00%	+1.00%
First Year Change in Net Interest Income	-3.70%	0.00%	+2.90%

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98% of funding for average total assets in the six months ended June 30, 2019 and the year ended December 31, 2018. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary source of liquidity. The Company held $3.6 billion in total investment securities at June 30, 2019. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At June 30, 2019, such collateral requirements totaled approximately $747 million.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $22 million and $43 million in the six months ended June 30, 2019 and in the year ended December 31, 2018, respectively, and retire common stock in the amount of $488 thousand and $524 thousand, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 12.0% in the six months ended June 30, 2019 and 11.3% in the year ended December 31, 2018. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $8 million in the six months ended June 30, 2019 and $13 million in the year ended December 31, 2018.

The Company paid common dividends totaling $22 million in the six months ended June 30, 2019 and $43 million in the year ended December 31, 2018, which represent dividends per common share of $0.81 and $1.60, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 8 thousand shares valued at $488 thousand in the six months ended June 30, 2019 and 9 thousand shares valued at $524 thousand in the year ended December 31, 2018.

The Company's primary capital resource is shareholders' equity, which was $693 million at June 30, 2019 compared with $616 million at December 31, 2018. The Company's ratio of equity to total assets was 12.6% at June 30, 2019 and 11.1% at December 31, 2018.

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

Capital to Risk-Adjusted Assets

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations. The rule’s provisions which most affected the regulatory capital requirements of the Company and the Bank:

●	Introduced a new “Common Equity Tier 1” capital measurement,
●	Established higher minimum levels of capital,
●	Introduced a “capital conservation buffer,”
●	Increased the risk-weighting of certain assets, and
●	Established limits on the amount of deferred tax assets with any excess treated as a deduction from Tier 1 capital.

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

The capital ratios for the Company and the Bank under the new capital framework are presented in the tables below, on the dates indicated.

					To Be
					Well-capitalized
			Required for		Under Prompt
	At June 30, 2019		Capital Adequacy		Corrective Action
	Company	Bank	Purposes		Regulations (Bank)

Common Equity Tier I Capital	17.18%	13.05%	7.00	%(1)	6.50%
Tier I Capital	17.18%	13.05%	8.50	%(1)	8.00%
Total Capital	17.88%	13.94%	10.50	%(1)	10.00%
Leverage Ratio	10.19%	7.69%	4.00%		5.00%

(1) Includes 2.5% capital conservation buffer.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At December 31, 2018		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2018		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	16.30%	13.01%	6.375	%(2)	7.00	%(3)	6.50%
Tier I Capital	16.30%	13.01%	7.875	%(2)	8.50	%(3)	8.00%
Total Capital	17.03%	13.94%	9.875	%(2)	10.50	%(3)	10.00%
Leverage Ratio	9.51%	7.55%	4.000%		4.00%		5.00%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2019.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Company nor any of its subsidiaries is a party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, other than ordinary routine legal proceedings arising in the ordinary course of the Company’s business. None of these proceedings is expected to have a material adverse impact upon the Company’s business, financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount can be reasonably estimated. In the second quarter 2019, the Company achieved a mediated settlement to dismiss a lawsuit and paid the resulting liability of $252 thousand. The Company determined that it will be obligated to provide refunds of revenue recognized in years prior to 2018 to some customers. The Company initially estimated the probable amount of these obligations to be $5,542 thousand and accrued a liability for such amount in 2017; based on additional information received in the second quarter 2019, the Company increased such liability to $5,843 thousand by recognizing an expense of $301 thousand.

Item 1A. Risk Factors

The Company’s Form 10-K as of December 31, 2018 includes detailed disclosure about the risks faced by the Company’s business; such risks have not materially changed since the Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended June 30, 2019.

	2019
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
April 1 through April 30	8	$61.98	8	1,742
May 1 through May 31	-	-	-	1,742
June 1 through June 30	-	-	-	1,742
Total	8	$61.98	8	1,742

The Company repurchases shares of its common stock in the open market on a discretionary basis to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

Shares were repurchased during the period April 1, 2019 through June 30, 2019 pursuant to a program approved by the Board of Directors on July 26, 2018, which authorizes the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2019.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a) Submission of Matters to a Vote of Security Holders

The information required by this item is incorporated by reference to Item 5.07 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on April 29, 2019.

(b) Entry into a Material Definitive Agreement

The information required by this item is incorporated by reference to Item 1.01 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on June 27, 2019.

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

Date: August 5, 2019

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