Form 10-Q
period 2019-09-30
WESTAMERICA BANCORPORATION
filed 2019-11-04
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                           No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	WABC	The Nasdaq Stock Market, LLC

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of October 28, 2019
Common Stock,	27,055,059
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

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At September 30,	At December 31,
	2019	2018
	(In thousands)
Assets:
Cash and due from banks	$415,639	$420,284
Equity securities	-	1,747
Debt securities available for sale	2,983,767	2,654,670
Debt securities held to maturity, with fair values of: $799,241 at September 30, 2019 and $971,445 at December 31, 2018	793,216	984,609
Loans	1,133,229	1,207,202
Allowance for loan losses	(19,828)	(21,351)
Loans, net of allowance for loan losses	1,113,401	1,185,851
Other real estate owned	43	350
Premises and equipment, net	34,080	34,507
Identifiable intangibles, net	1,464	1,929
Goodwill	121,673	121,673
Other assets	152,772	162,906
Total Assets	$5,616,055	$5,568,526

Liabilities:
Noninterest-bearing deposits	$2,265,640	$2,243,251
Interest-bearing deposits	2,530,983	2,623,588
Total deposits	4,796,623	4,866,839
Short-term borrowed funds	45,646	51,247
Other liabilities	60,408	34,849
Total Liabilities	4,902,677	4,952,935

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares
Issued and outstanding: 27,014 at September 30, 2019 and 26,730 at December 31, 2018	462,653	448,351
Deferred compensation	771	1,395
Accumulated other comprehensive income (loss)	20,454	(39,996)
Retained earnings	229,500	205,841
Total Shareholders' Equity	713,378	615,591
Total Liabilities and Shareholders' Equity	$5,616,055	$5,568,526

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$14,431	$14,593	$44,050	$44,247
Equity securities	92	85	289	256
Debt securities available for sale	18,736	15,644	54,080	43,518
Debt securities held to maturity	4,535	5,931	14,788	18,321
Interest-bearing cash	1,901	2,361	5,597	5,933
Total Interest and Loan Fee Income	39,695	38,614	118,804	112,275
Interest Expense:
Deposits	447	518	1,410	1,417
Short-term borrowed funds	8	9	27	28
Total Interest Expense	455	527	1,437	1,445
Net Interest and Loan Fee Income	39,240	38,087	117,367	110,830
Provision for Loan Losses	-	-	-	-
Net Interest and Loan Fee Income After Provision for Loan Losses	39,240	38,087	117,367	110,830
Noninterest Income:
Service charges on deposit accounts	4,510	4,615	13,508	14,012
Merchant processing services	2,494	2,464	7,708	7,190
Debit card fees	1,641	1,656	4,789	4,959
Trust fees	733	733	2,199	2,202
ATM processing fees	725	687	2,080	2,049
Other service fees	580	665	1,742	1,946
Financial services commissions	75	132	270	387
Life insurance gains	-	585	433	585
Equity securities(losses) gains	-	(16)	50	(66)
Other noninterest income	1,051	1,007	2,897	2,988
Total Noninterest Income	11,809	12,528	35,676	36,252
Noninterest Expense:
Salaries and related benefits	12,559	13,415	38,757	39,952
Occupancy and equipment	5,199	4,809	15,163	14,365
Outsourced data processing services	2,374	2,292	7,110	6,930
Professional fees	645	621	1,791	2,277
Courier service	456	448	1,349	1,333
Amortization of identifiable intangibles	76	451	465	1,474
Loss contingency	-	3,500	553	3,500
Other noninterest expense	2,724	3,830	9,589	11,298
Total Noninterest Expense	24,033	29,366	74,777	81,129
Income Before Income Taxes	27,016	21,249	78,266	65,953
Provision for income taxes	6,626	4,256	18,605	13,444
Net Income	$20,390	$16,993	$59,661	$52,509

Average Common Shares Outstanding	26,986	26,701	26,924	26,622
Average Diluted Common Shares Outstanding	27,027	26,815	26,976	26,736
Per Common Share Data:
Basic earnings	$0.76	$0.64	$2.22	$1.97
Diluted earnings	0.75	0.63	2.21	1.96
Dividends paid	0.41	0.40	1.22	1.20

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income	$20,390	$16,993	$59,661	$52,509
Other comprehensive income (loss):
Changes in unrealized gains (losses) on debt securities available for sale	10,407	(5,915)	85,822	(47,915)
Deferred tax (expense) benefit	(3,077)	1,749	(25,372)	14,164
Changes in unrealized gains (losses) on debt securities available for sale, net of tax	7,330	(4,166)	60,450	(33,751)
Total comprehensive income	$27,720	$12,827	$120,111	$18,758

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income (Loss)	Earnings	Total
	(In thousands)

Balance, June 30, 2019	26,962	$459,369	$771	$13,124	$220,173	$693,437
Net income for the period					20,390	20,390
Other comprehensive income				7,330		7,330
Exercise of stock options	52	2,867				2,867
Stock based compensation	-	402				402
Stock awarded to employees	-	15				15
Dividends ($0.41 per share)					(11,063)	(11,063)
Balance, September 30, 2019	27,014	$462,653	$771	$20,454	$229,500	$713,378

Balance, June 30, 2018	26,649	$443,338	$1,533	$(49,900)	$191,167	$586,138
Net income for the period					16,993	16,993
Other comprehensive loss				(4,166)		(4,166)
Exercise of stock options	77	3,762				3,762
Restricted stock activity	-	138	(138)			-
Stock based compensation	-	525				525
Stock awarded to employees	1	22				22
Dividends ($0.40 per share)					(10,683)	(10,683)
Balance, September 30, 2018	26,727	$447,785	$1,395	$(54,066)	$197,477	$592,591

Balance, December 31, 2018	26,730	$448,351	$1,395	$(39,996)	$205,841	$615,591
Cumulative effect of bond premium amortization adjustment, net of tax					(2,801)	(2,801)
Adjusted Balance, January 1, 2019	26,730	448,351	1,395	(39,996)	203,040	612,790
Net income for the period					59,661	59,661
Other comprehensive income				60,450		60,450
Shares issued from stock warrant exercise, net of repurchase	51	-				-
Exercise of stock options	222	11,177				11,177
Restricted stock activity	18	1,697	(624)			1,073
Stock based compensation	-	1,484				1,484
Stock awarded to employees	1	80				80
Retirement of common stock	(8)	(136)			(352)	(488)
Dividends ($1.22 per share)					(32,849)	(32,849)
Balance, September 30, 2019	27,014	$462,653	$771	$20,454	$229,500	$713,378

Balance, December 31, 2017	26,425	$431,734	$1,533	$(16,832)	$173,804	$590,239
Cumulative effect of equity securities losses reclassified				142	(142)	-
Adjusted Balance, January 1, 2018	26,425	431,734	1,533	(16,690)	173,662	590,239
Reclass stranded tax effects resulting from the Tax Cuts and Jobs Act				(3,625)	3,625	-
Net income for the period					52,509	52,509
Other comprehensive loss				(33,751)		(33,751)
Exercise of stock options	289	13,245				13,245
Restricted stock activity	20	1,281	(138)			1,143
Stock based compensation	-	1,575				1,575
Stock awarded to employees	2	99				99
Retirement of common stock	(9)	(149)			(375)	(524)
Dividends ($1.20 per share)					(31,944)	(31,944)
Balance, September 30, 2018	26,727	$447,785	$1,395	$(54,066)	$197,477	$592,591

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Ended September 30,
	2019	2018
	(In thousands)
Operating Activities:
Net income	$59,661	$52,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,178	18,964
Provision for loan losses	-	-
Net amortization of deferred loan fees	(215)	(181)
Decrease (increase) in interest income receivable	323	(177)
Increase in other assets	(2,073)	(1,896)
(Decrease) increase in income taxes payable	(3,386)	7,760
Decrease (increase) in net deferred tax asset	6,386	(1,345)
Stock option compensation expense	1,484	1,575
Increase in interest expense payable	19	5
(Decrease) increase in other liabilities	(12,233)	3,793
Life insurance gains	(433)	(585)
Equity securities (gains) losses	(50)	66
Net writedown of premises and equipment	-	3
Net gain on sale of foreclosed assets	-	(94)
Writedown of foreclosed assets	-	27
Net Cash Provided by Operating Activities	64,661	80,424
Investing Activities:
Net repayments of loans	73,026	91,594
Proceeds from life insurance policies	1,273	1,183
Purchases of debt securities available for sale	(732,690)	(634,113)
Proceeds from sale of equity securities	1,797	-
Proceeds from sale/maturity/calls of debt securities available for sale	502,928	290,663
Proceeds from maturity/calls of debt securities held to maturity	184,525	127,578
Purchases of premises and equipment	(2,495)	(2,830)
Proceeds from sale of foreclosed assets	307	873
Net Cash Provided by (Used in) Investing Activities	28,671	(125,052)
Financing Activities:
Net change in deposits	(70,216)	8,224
Net change in short-term borrowings	(5,601)	3,285
Exercise of stock options	11,177	13,245
Retirement of common stock	(488)	(524)
Common stock dividends paid	(32,849)	(31,944)
Net Cash Used in Financing Activities	(97,977)	(7,714)
Net Change In Cash and Due from Banks	(4,645)	(52,342)
Cash and Due from Banks at Beginning of Period	420,284	575,002
Cash and Due from Banks at End of Period	$415,639	$522,660

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$23,587	$-
Amount recognized upon initial adoption of ASU 2016-02 included above	15,325	-
Loan collateral transferred to other real estate owned	-	-
Securities purchases pending settlement	20,114	-
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	5,123	-
Interest paid for the period	1,417	1,440
Income tax payments for the period	16,021	7,028

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

Recently Adopted Accounting Standards

In the nine months ended September 30, 2019, the Company adopted the following new accounting guidance:

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

The Company had no equity securities at September 30, 2019 due to the sales of such securities during the third quarter 2019. The market value of equity securities was $1,747 thousand at December 31, 2018. During the nine months ended September 30, 2019, the Company recognized gross unrealized holding gains of $50 thousand in earnings. During the nine months ended September 30, 2018, the Company recognized gross unrealized holding losses of $66 thousand in earnings.

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of cumulative other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, follows:

	At September 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$44,758	$68	$-	$44,826
Securities of U.S. Government sponsored entities	122,245	23	(160)	122,108
Agency residential mortgage-backed securities (MBS)	976,066	10,294	(6,609)	979,751
Non-agency residential MBS	101	3	-	104
Agency commercial MBS	3,748	3	-	3,751
Securities of U.S. Government entities	786	-	(9)	777
Obligations of states and political subdivisions	161,506	3,944	(47)	165,403
Corporate securities	1,645,518	24,520	(2,991)	1,667,047
Total debt securities available for sale	2,954,728	38,855	(9,816)	2,983,767
Debt securities held to maturity
Agency residential MBS	377,995	817	(2,647)	376,165
Non-agency residential MBS	2,471	62	-	2,533
Obligations of states and political subdivisions	412,750	7,804	(11)	420,543
Total debt securities held to maturity	793,216	8,683	(2,658)	799,241
Total	$3,747,944	$47,538	$(12,474)	$3,783,008

	At December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$139,572	$5	$(3)	$139,574
Securities of U.S. Government sponsored entities	167,228	65	(3,275)	164,018
Agency residential MBS	883,715	595	(30,439)	853,871
Non-agency residential MBS	113	1	-	114
Agency commercial MBS	1,869	-	(27)	1,842
Securities of U.S. Government entities	1,128	-	(9)	1,119
Obligations of states and political subdivisions	180,220	1,856	(2,985)	179,091
Corporate securities	1,337,608	1,075	(23,642)	1,315,041
Total debt securities available for sale	2,711,453	3,597	(60,380)	2,654,670
Debt securities held to maturity
Agency residential MBS	447,332	249	(14,129)	433,452
Non-agency residential MBS	3,387	40	-	3,427
Obligations of states and political subdivisions	533,890	3,403	(2,727)	534,566
Total debt securities held to maturity	984,609	3,692	(16,856)	971,445
Total	$3,696,062	$7,289	$(77,236)	$3,626,115

The amortized cost and fair value of debt securities by contractual maturity are shown in the following table s at the dates indicated:

	At September 30, 2019
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$284,550	$285,060	$64,092	$64,247
Over 1 to 5 years	1,182,895	1,199,153	179,576	182,635
Over 5 to 10 years	471,434	478,841	169,082	173,661
Over 10 years	35,934	37,107	-	-
Subtotal	1,974,813	2,000,161	412,750	420,543
MBS	979,915	983,606	380,466	378,698
Total	$2,954,728	$2,983,767	$793,216	$799,241

	At December 31, 2018
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$262,418	$261,976	$86,172	$86,148
Over 1 to 5 years	1,438,849	1,414,020	214,137	213,829
Over 5 to 10 years	85,817	85,877	232,544	233,515
Over 10 years	38,672	36,970	1,037	1,074
Subtotal	1,825,756	1,798,843	533,890	534,566
MBS	885,697	855,827	450,719	436,879
Total	$2,711,453	$2,654,670	$984,609	$971,445

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At September 30, 2019 and December 31, 2018, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

[The remainder of this page intentionally left blank]

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At September 30, 2019
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	2	$19,970	$(30)	4	$55,794	$(130)	6	$75,764	$(160)
Agency residential MBS	1	3,750	(62)	49	400,690	(6,547)	50	404,440	(6,609)
Securities of U.S. Government entities	-	-	-	2	777	(9)	2	777	(9)
Obligations of states and political subdivisions	-	-	-	9	4,692	(47)	9	4,692	(47)
Corporate securities	16	146,067	(1,196)	21	166,633	(1,795)	37	312,700	(2,991)
Total	19	$169,787	$(1,288)	85	$628,586	$(8,528)	104	$798,373	$(9,816)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At September 30, 2019
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	7	$13,020	$(90)	57	$306,728	$(2,557)	64	$319,748	$(2,647)
Obligations of states and political subdivisions	-	-	-	9	8,562	(11)	9	8,562	(11)
Total	7	$13,020	$(90)	66	$315,290	$(2,568)	73	$328,310	$(2,658)

The unrealized losses on the Company’s debt securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates. The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by a major rating agency. One corporate bond with an amortized cost of $15.0 million and a fair value of $13.7 million at September 30, 2019, is rated below investment grade.  In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The Company does not intend to sell any debt securities and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of September 30, 2019.

The fair values of the debt securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for debt securities declines. As a result, other than temporary impairments may occur in the future.

As of September 30, 2019 and December 31, 2018, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $721,741 thousand and $728,161 thousand, respectively.

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

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months		For the Nine Months
	Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Taxable	$19,586	$16,780	$56,992	$47,327
Tax-exempt from federal income tax	3,777	4,880	12,165	14,768
Total interest income from investment securities	$23,363	$21,660	$69,157	$62,095

[The remainder of this page intentionally left blank]

Note 4: Loans, Allowance for Loan Losses and Other Real Estate Owned

At December 31, 2018, the Company had $5,713 thousand in loans secured by residential real estate which are indemnified from loss by the FDIC up to 80% of principal; the indemnification expired February 6, 2019.

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At September 30,	At December 31,
	2019	2018
	(In thousands)
Commercial	$216,273	$275,080
Commercial Real Estate	579,227	580,480
Construction	6,678	3,982
Residential Real Estate	35,348	44,866
Consumer Installment & Other	295,703	302,794
Total	$1,133,229	$1,207,202

Changes in the accretable yield for purchased loans were as follows:

	For the	For the
	Nine Months Ended	Year Ended
	September 30, 2019	December 31, 2018
Accretable yield:	(In thousands)
Balance at the beginning of the period	$182	$738
Reclassification from nonaccretable difference	1,103	1,119
Accretion	(368)	(1,675)
Balance at the end of the period	$917	$182

Accretion	$(368)	$(1,675)
Change in FDIC indemnification	-	2
(Increase) in interest income	$(368)	$(1,673)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses
	For the Three Months Ended September 30, 2019
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,235	$4,057	$1,117	$238	$5,418	$4,052	$20,117
(Reversal) provision	(596)	(1)	482	(16)	655	(524)	-
Chargeoffs	-	-	-	-	(1,039)	-	(1,039)
Recoveries	233	12	-	-	505	-	750
Total allowance for loan losses	$4,872	$4,068	$1,599	$222	$5,539	$3,528	$19,828

	Allowance for Loan Losses
	For the Nine Months Ended September 30, 2019
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351
(Reversal) provision	(1,817)	146	134	(647)	1,833	351	-
Chargeoffs	(71)	-	-	-	(3,332)	-	(3,403)
Recoveries	449	38	-	-	1,393	-	1,880
Total allowance for loan losses	$4,872	$4,068	$1,599	$222	$5,539	$3,528	$19,828

	Allowance for Loan Losses
	For the Three Months Ended September 30, 2018
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$8,275	$3,789	$210	$1,064	$5,943	$3,759	$23,040
(Reversal) provision	(184)	372	44	(120)	(137)	25	-
Chargeoffs	(384)	(240)	-	-	(845)	-	(1,469)
Recoveries	103	-	-	-	353	-	456
Total allowance for loan losses	$7,810	$3,921	$254	$944	$5,314	$3,784	$22,027

	Allowance for Loan Losses
	For the Nine Months Ended September 30, 2018
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
(Reversal) provision	(863)	312	(81)	(51)	565	118	-
Chargeoffs	(425)	(240)	-	-	(3,015)	-	(3,680)
Recoveries	1,352	-	-	-	1,346	-	2,698
Total allowance for loan losses	$7,810	$3,921	$254	$944	$5,314	$3,784	$22,027

The allowance for loan losses and recorded investment in loans evaluated for impairment were as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At September 30, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,550	$-	$-	$-	$-	$-	$2,550
Collectively evaluated for impairment	2,322	4,068	1,599	222	5,539	3,528	17,278
Total	$4,872	$4,068	$1,599	$222	$5,539	$3,528	$19,828
Carrying value of loans:
Individually evaluated for impairment	$8,647	$7,445	$-	$193	$44	$-	$16,329
Collectively evaluated for impairment	207,626	571,782	6,678	35,155	295,659	-	1,116,900
Total	$216,273	$579,227	$6,678	$35,348	$295,703	$-	$1,133,229

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At December 31, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,752	$-	$-	$-	$-	$-	$2,752
Collectively evaluated for impairment	3,559	3,884	1,465	869	5,645	3,177	18,599
Total	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351
Carrying value of loans:
Individually evaluated for impairment	$9,944	$8,438	$-	$717	$143	$-	$19,242
Collectively evaluated for impairment	265,136	572,042	3,982	44,149	302,651	-	1,187,960
Total	$275,080	$580,480	$3,982	$44,866	$302,794	$-	$1,207,202

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At September 30, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$207,350	$568,009	$6,678	$33,629	$293,893	$1,109,559
Substandard	8,923	11,218	-	1,719	1,395	23,255
Doubtful	-	-	-	-	111	111
Loss	-	-	-	-	304	304
Total	$216,273	$579,227	$6,678	$35,348	$295,703	$1,133,229

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$264,634	$567,578	$3,982	$43,112	$300,553	$1,179,859
Substandard	10,446	12,902	-	1,754	1,556	26,658
Doubtful	-	-	-	-	135	135
Loss	-	-	-	-	550	550
Total	$275,080	$580,480	$3,982	$44,866	$302,794	$1,207,202

Credit risk profile reflects internally assigned grades of purchased covered loans without regard to FDIC indemnification on $5,713 thousand in loans secured by residential real estate at December 31, 2018. The indemnification expired February 6, 2019.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At September 30, 2019
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$215,787	$339	$119	$2	$26	$216,273
Commercial real estate	574,321	729	-	-	4,177	579,227
Construction	6,678	-	-	-	-	6,678
Residential real estate	34,064	828	456	-	-	35,348
Consumer installment and other	291,638	2,879	737	349	100	295,703
Total	$1,122,488	$4,775	$1,312	$351	$4,303	$1,133,229

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2018
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$274,045	$781	$254	$-	$-	$275,080
Commercial real estate	574,853	617	785	-	4,225	580,480
Construction	3,982	-	-	-	-	3,982
Residential real estate	43,372	789	189	-	516	44,866
Consumer installment and other	297,601	3,408	1,107	551	127	302,794
Total	$1,193,853	$5,595	$2,335	$551	$4,868	$1,207,202

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2019 and December 31, 2018.

The following summarizes impaired loans:

	Impaired Loans
	At September 30, 2019			At December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Commercial	$72	$72	$-	$755	$759	$-
Commercial real estate	7,953	9,400	-	8,438	10,373	-
Residential real estate	193	224	-	717	747	-
Consumer installment and other	144	178	-	270	377	-
Total with no related allowance recorded	8,362	9,874	-	10,180	12,256	-

With an allowance recorded:
Commercial	8,600	8,600	2,550	9,189	9,189	2,752
Total with an allowance recorded	8,600	8,600	2,550	9,189	9,189	2,752
Total	$16,962	$18,474	$2,550	$19,369	$21,445	$2,752

Impaired loans include troubled debt restructured loans. Impaired loans at September 30, 2019, included $6,754 thousand of restructured loans, $3,670 thousand of which were on nonaccrual status. Impaired loans at December 31, 2018, included $8,579 thousand of restructured loans, $4,225 thousand of which were on nonaccrual status.

	Impaired Loans
	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2019		2018		2019		2018
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	Interest	Recorded	Interest	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income	Investment	Income	Investment	Income
	(In thousands)
Commercial	$8,701	$144	$10,426	$175	$9,404	$476	$10,671	$495
Commercial real estate	7,968	60	11,282	189	7,133	333	12,291	615
Residential real estate	194	4	203	4	196	10	205	12
Consumer installment and other	99	-	173	4	103	-	261	10
Total	$16,962	$208	$22,084	$372	$16,836	$819	$23,428	$1,132

The following tables provide information on troubled debt restructurings:

	Troubled Debt Restructurings
	At September 30, 2019
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial	3	$327	$44	$18
Commercial real estate	6	8,830	6,517	-
Residential real estate	1	241	193	-
Total	10	$9,398	$6,754	$18

[The remainder of this page intentionally left blank]

	Troubled Debt Restructurings
	At December 31, 2018
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial	4	$2,274	$811	$19
Commercial real estate	8	9,237	7,568	-
Residential real estate	1	241	200	-
Total	13	$11,752	$8,579	$19

During the three and nine months ended September 30, 2019 and September 30, 2018, the Company did not modify any loans that were considered troubled debt restructurings, and had no troubled debt restructured loans that defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

There were no loans restricted due to collateral requirements at September 30, 2019 and December 31, 2018.

There were no loans held for sale at September 30, 2019 and December 31, 2018.

At September 30, 2019 and December 31, 2018, the Company held total other real estate owned (OREO) of $43 thousand net of reserve of $-0- thousand and $350 thousand net of reserve of $-0-  thousand, respectively. There were no foreclosed residential real estate properties and no covered OREO at December 31, 2018. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $114 thousand at September 30, 2019 and $516 thousand at December 31, 2018.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At September 30, 2019, the Bank did not have credit extended to any one entity exceeding these limits. At September 30, 2019, the Bank had 33 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $44,964 thousand and $53,891 thousand at September 30, 2019 and December 31, 2018, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At September 30, 2019, the Bank held corporate bonds in 88 issuing entities that exceeded $5 million for each issuer.

[The remainder of this page intentionally left blank]

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At September 30,	At December 31,
	2019	2018
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	57,169	56,083
Net deferred tax asset	11,947	42,256
Right-of-use asset	19,721	-
Limited partnership investments	8,143	10,219
Interest receivable	25,511	25,834
Prepaid assets	3,530	4,658
Other assets	12,524	9,629
Total other assets	$152,772	$162,906

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

The net deferred tax asset at September 30, 2019 of $11,947 thousand was net of deferred tax obligations of $8,585 thousand related to available for sale debt securities unrealized gains. The net deferred tax asset at December 31, 2018 of $42,256 thousand included deferred tax benefits of $16,787 thousand related to available for sale debt securities unrealized losses.

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. On September 30, 2019, Visa Inc. announced a revised conversion rate applicable to its class B common stock resulting from its September 27, 2019 deposit of funds into its litigation escrow account. This funding reduced the conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, from 1.6298 to 1.6228 per share, effective as of September 27, 2019. Visa Inc. class A common stock had a closing price of $172.01 per share on September 30, 2019, the last day of stock market trading for the third quarter 2019. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At September 30, 2019, this investment totaled $8,143 thousand and $4,754 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2018, this investment totaled $10,219 thousand and $4,799 thousand of this amount represented outstanding equity capital commitments. At September 30, 2019, the $4,754 thousand of outstanding equity capital commitments are expected to be paid as follows, $601 thousand in the remainder of 2019, $2,027 thousand in 2020, $138 thousand in 2021, $261 thousand in 2022, $134 thousand in 2023, $1,041 thousand in 2024 and $552 thousand in 2025 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Nine Months Ended
	September 30,
	2019	2018	2019	2018
	(In thousands)
Investment loss included in pre-tax income	$600	$900	$1,800	$2,200
Tax credits recognized in provision for income taxes	225	336	675	1,008

Other liabilities consisted of the following:

	At September 30,	At December 31,
	2019	2018
	(In thousands)
Operating lease liability	$19,721	$-
Other liabilities	40,687	34,849
Total other liabilities	$60,408	$34,849

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of 5 years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional 5 year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of September 30, 2019.

As of September 30, 2019, the Company recorded a lease liability of $19,721 thousand and a right-of-use asset of $19,721 thousand, respectively. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.82 years and 2.93%, respectively, at September 30, 2019.  The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of September 30, 2019.

Total lease costs during the three and nine months ended September 30, 2019, of $1,726 thousand and $5,145 thousand, respectively, were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the nine months ended September 30, 2019.

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At September 30,
2019
(In thousands)
Remaining three months of 2019	$2,719
2020	6,283
2021	4,574
2022	3,632
2023	2,912
Thereafter	2,057
Total minimum lease payments	22,177
Less: discount	(2,456)
Present value of lease liability	$19,721

Minimum future rental payments under noncancelable operating leases as of December 31, 2018, prior to adoption of ASU 2016-02, were as follows:

[The remainder of this page intentionally left blank]

Minimum future rental payments
(In thousands)
2019	$5,996
2020	4,409
2021	2,741
2022	1,921
2023	1,223
Thereafter	1,044
Total minimum lease payments	$17,334

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three and nine months ended September 30, 2019 and year ended December 31, 2018. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three and nine months ended September 30, 2019 and year ended December 31, 2018 no such adjustments were recorded.

The carrying values of goodwill were:

	At September 30, 2019	At December 31, 2018
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At September 30, 2019		At December 31, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(55,344)	$56,808	$(54,879)

As of September 30, 2019, the current period and estimated future amortization expense for identifiable intangible assets was:

Total
Core
Deposit
Intangibles
(In thousands)
For the nine months ended September 30, 2019 (actual)	$465
Estimate for the remainder of year ending December 31, 2019	73
Estimate for year ending December 31, 2020	287
2021	269
2022	252
2023	236
2024	222

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At September 30,	At December 31,
	2019	2018
	(In thousands)
Noninterest-bearing	$2,265,640	$2,243,251
Interest-bearing:
Transaction	910,566	929,346
Savings	1,445,210	1,498,991
Time deposits less than $100 thousand	92,300	102,654
Time deposits $100 thousand through $250 thousand	56,066	64,512
Time deposits more than $250 thousand	26,841	28,085
Total deposits	$4,796,623	$4,866,839

Demand deposit overdrafts of $1,078 thousand and $980 thousand were included as loan balances at September 30, 2019 and December 31, 2018, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $81 thousand and $246 thousand for the three and nine months ended September 30, 2019, respectively, and $91 thousand and $283 thousand for the three and nine months ended September 30, 2018, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At September 30,	At December 31,
	2019	2018
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$75,784	$73,803
Agency residential MBS	55,013	58,380
Corporate securities	115,018	91,837
Total collateral carrying value	$245,815	$224,020
Total short-term borrowed funds	$45,646	$51,247

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At September 30, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$44,826	$44,826	$-	$-
Securities of U.S. Government sponsored entities	122,108	-	122,108	-
Agency residential MBS	979,751	-	979,751	-
Non-agency residential MBS	104	-	104	-
Agency commercial MBS	3,751	-	3,751	-
Securities of U.S. Government entities	777	-	777	-
Obligations of states and political subdivisions	165,403	-	165,403	-
Corporate securities	1,667,047	-	1,667,047	-
Total debt securities available for sale	$2,983,767	$44,826	$2,938,941	$-

(1)   There were no transfers in to or out of level 3 during the nine months ended September 30, 2019.

[The remainder of this page intentionally left blank]

	At December 31, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Equity securities
Mutual funds	$1,747	$-	$1,747	$-
Total equity securities	1,747	-	1,747	-
Debt securities available for sale
U.S. Treasury securities	139,574	139,574	-	-
Securities of U.S. Government sponsored entities	164,018	-	164,018	-
Agency residential MBS	853,871	-	853,871	-
Non-agency residential MBS	114	-	114	-
Agency commercial MBS	1,842	-	1,842	-
Securities of U.S. Government entities	1,119	-	1,119	-
Obligations of states and political subdivisions	179,091	-	179,091	-
Corporate securities	1,315,041	-	1,315,041	-
Total debt securities available for sale	2,654,670	139,574	2,515,096	-
Total	$2,656,417	$139,574	$2,516,843	$-

(1)   There were no transfers in to or out of level 3 during the year ended December 31, 2018.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at September 30, 2019 and December 31, 2018, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Nine Months Ended
	At September 30, 2019				September 30, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$43	$-	$-	$43	$-
Impaired loans:
Commercial	6,050	-	-	6,050	-
Commercial real estate	4,099	-	-	4,099	-
Residential real estate	193	-	-	193	-
Consumer installment and other	77	-	-	77	(34)
Total assets measured at fair value on a nonrecurring basis	$10,462	$-	$-	$10,462	$(34)

					For the
					Year Ended
	At December 31, 2018				December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$350	$-	$-	$350	$-
Impaired loans:
Commercial	6,437	-	-	6,437	-
Commercial real estate	3,870	-	-	3,870	(240)
Total assets measured at fair value on a nonrecurring basis	$10,657	$-	$-	$10,657	$(240)

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

[The remainder of this page intentionally left blank]

	At September 30, 2019
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$415,639	$415,639	$415,639	$-	$-
Debt securities held to maturity	793,216	799,241	-	799,241	-
Loans	1,113,401	1,178,305	-	-	1,178,305

Financial Liabilities:
Deposits	$4,796,623	$4,794,970	$-	$4,621,416	$173,554
Short-term borrowed funds	45,646	45,646	-	45,646	-

	At December 31, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$420,284	$420,284	$420,284	$-	$-
Debt securities held to maturity	984,609	971,445	-	971,445	-
Loans	1,185,851	1,184,770	-	-	1,184,770

Financial Liabilities:
Deposits	$4,866,839	$4,862,668	$-	$4,671,588	$191,080
Short-term borrowed funds	51,247	51,247	-	51,247	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $286,876 thousand at September 30, 2019 and $278,598 thousand at December 31, 2018. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $3,099 thousand at September 30, 2019 and $2,772 thousand at December 31, 2018. The Company had no commitments outstanding for commercial and similar letters of credit at September 30, 2019 and December 31, 2018. The Company had $550 thousand and $75 thousand in outstanding full recourse guarantees to a 3rd party credit card company at September 30, 2019 and December 31, 2018, respectively. The Company had a reserve for unfunded commitments of $2,308 thousand at September 30, 2019 and December 31, 2018, included in other liabilities.

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

	For the Three Months		For the Nine Months
	Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$20,390	$16,993	$59,661	$52,509
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,986	26,701	26,924	26,622
Basic earnings per common share	$0.76	$0.64	$2.22	$1.97
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,986	26,701	26,924	26,622
Add common stock equivalents for options	41	114	52	114
Weighted average number of common shares outstanding - diluted (denominator)	27,027	26,815	26,976	26,736
Diluted earnings per common share	$0.75	$0.63	$2.21	$1.96

For the three and nine months ended September 30, 2019, options to purchase 379 thousand and 425 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months		For the Nine Months
	Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE)(1)	$40,349	$39,498	$120,925	$115,122
Provision for Loan Losses	-	-	-	-
Noninterest Income:
Life Insurance Gains	-	585	433	585
Other Noninterest income	11,809	11,943	35,243	35,667
Total Noninterest Income	11,809	12,528	35,676	36,252
Noninterest Expense:
Loss Contingency	-	3,500	553	3,500
Other Noninterest Expense	24,033	25,866	74,224	77,629
Total Noninterest Expense	24,033	29,366	74,777	81,129
Income Before Income Taxes (FTE)(1)	28,125	22,660	81,824	70,245
Income Tax Provision (FTE)(1)	7,735	5,667	22,163	17,736
Net Income	$20,390	$16,993	$59,661	$52,509

Average Common Shares Outstanding	26,986	26,701	26,924	26,622
Average Diluted Common Shares Outstanding	27,027	26,815	26,976	26,736
Common Shares Outstanding at Period End	27,014	26,727

Per Common Share:
Basic Earnings	$0.76	$0.64	$2.22	$1.97
Diluted Earnings	0.75	0.63	2.21	1.96
Book Value	$26.41	$22.17

Financial Ratios:
Return on Assets	1.45%	1.19%	1.43%	1.25%
Return on Common Equity	11.87%	10.58%	11.92%	11.22%
Net Interest Margin (FTE)(1)	3.11%	3.00%	3.12%	2.95%
Net Loan Losses to Average Loans	0.10%	0.34%	0.17%	0.11%
Efficiency Ratio(2)	46.1%	56.4%	47.8%	53.6%

Average Balances:
Assets	$5,570,843	$5,648,004	$5,580,965	$5,600,499
Loans	1,142,668	1,194,874	1,177,057	1,215,712
Investment securities	3,687,049	3,591,637	3,675,102	3,538,724
Deposits	4,770,976	4,893,859	4,789,084	4,856,639
Shareholders' Equity	681,513	636,965	669,043	625,496

Period End Balances:
Assets	$5,616,055	$5,529,463
Loans	1,133,229	1,196,955
Investment securities	3,776,983	3,506,341
Deposits	4,796,623	4,835,837
Shareholders' Equity	713,378	592,591

Capital Ratios at Period End:
Total Risk Based Capital	17.20%	16.99%
Tangible Equity to Tangible Assets	10.75%	8.67%

Dividends Paid Per Common Share	$0.41	$0.40	$1.22	$1.20
Common Dividend Payout Ratio	55%	63%	55%	61%

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

Financial Overview

Westamerica Bancorporation and subsidiaries’ (collectively, the “Company”) reported net income of $20.4 million or $0.75 diluted earnings per common share for the third quarter 2019 and net income of $59.7 million or $2.21 diluted earnings per common share for the nine months ended September 30, 2019. Results for the nine months ended September 30, 2019 include a tax-exempt life insurance gain of $433 thousand and $553 thousand in loss contingencies. The loss contingencies include a $301 thousand increase in estimated customer refunds of revenue recognized prior to 2018 and a $252 thousand settlement to dismiss a lawsuit. Although loss contingencies represent estimated liabilities, which are subject to revision, the Company does not anticipate additional losses for either of these matters. These results compare to net income of $17.0 million or $0.63 diluted earnings per common share for the third quarter 2018 and net income of $52.5 million or $1.96 diluted earnings per common share for the nine months ended September 30, 2018. The third quarter 2018 results include a $585 thousand tax-exempt life insurance gain and a $3.5 million loss contingency resulting from a mediated settlement to dismiss a lawsuit.

The Company’s principal source of revenue is net interest and loan fee income, which represents interest and fees earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). Market interest rates declined considerably following the recession of 2008 and 2009. Interest rates remained historically low through 2016 as the monetary policy of the Federal Open Market Committee (the “FOMC”) was highly accommodative. During this period, Management avoided originating long-dated, low-yielding loans given the potential impact of such assets on forward earning potential; as a result, loans declined and investment securities increased. The changed composition of the earning assets and low market interest rates pressured the net interest margin to lower levels. The FOMC began removing monetary stimulus in December 2016 and increased the federal funds rate by 2.00% to 2.50% through June 2019, although longer-term rates did not increase by a similar magnitude. The increase in market interest rates benefited the Company’s earning asset yields until the FOMC cut the federal funds rate in July 2019 by 0.25% and in September 2019 by 0.25%.

The funding source of the Company’s earning assets is primarily customer deposits. The Company’s long-term strategy includes maximizing checking and savings deposits as these types of deposits are lower-cost and less sensitive to changes in interest rates compared to time deposits. During the three and nine months ended September 30, 2019 the average volume of checking and savings deposits was 96.2% and 96.1%, respectively, of average total deposits.

Credit quality remained solid with nonperforming assets totaling $4.7 million at September 30, 2019 compared with $5.8 million at December 31, 2018 and $6.5 million at September 30, 2018. The Company did not recognize a provision for loan losses in the three months and nine months ended September 30, 2019.

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

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$40,349	$39,498	$120,925	$115,122
Provision for loan losses	-	-	-	-
Noninterest income	11,809	12,528	35,676	36,252
Noninterest expense	24,033	29,366	74,777	81,129
Income before taxes (FTE)	28,125	22,660	81,824	70,245
Income tax provision (FTE)	7,735	5,667	22,163	17,736
Net income	$20,390	$16,993	$59,661	$52,509

Average diluted common shares	27,027	26,815	26,976	26,736
Diluted earnings per common share	$0.75	$0.63	$2.21	$1.96

Average total assets	$5,570,843	$5,648,004	$5,580,965	$5,600,499
Net income to average total assets (annualized)	1.45%	1.19%	1.43%	1.25%
Net income to average common shareholders' equity (annualized)	11.87%	10.58%	11.92%	11.22%

Net income for the third quarter 2019 was $3.4 million more than the third quarter 2018. Net interest and loan fee income (FTE) increased $851 thousand in the third quarter 2019 compared with the third quarter 2018 mainly due to a higher net yield on earning assets and higher average balances of investments, partially offset by lower average balances of interest-bearing cash and loans. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. Noninterest income decreased $719 thousand from the third quarter 2018 primarily due to lower income from service charges on deposit accounts in the third quarter 2019 and a life insurance gain of $585 thousand in the third quarter 2018. Noninterest expense decreased $5.3 million in the third quarter 2019 compared with the third quarter 2018 due to a $3.5 million loss contingency recognized in the third quarter 2018 and lower FDIC insurance assessments, employee benefit costs, and intangible amortization in the third quarter 2019. The lower third quarter 2019 FDIC assessments are due to application of the Bank’s assessment credit described in the Company’s December 31, 2018 Form 10-K, Part 1, Item 1, “Premiums for Deposit Insurance.” The tax rate (FTE) for the third quarter 2019 was 27.5% compared with 25.0% for the third quarter 2018. The higher tax rate in the third quarter 2019 is due to lower levels of tax-exempt interest income and stock compensation tax deductions in the third quarter 2019 and the tax exempt nature of the life insurance gains realized in the third quarter 2018.

Comparing the nine months ended September 30, 2019 with the nine months ended September 30, 2018 net income increased $7.2 million. Net interest and loan fee (FTE) income increased $5.8 million due to a higher net yield on earning assets and higher average balances of investments, partially offset by lower average balances of interest-bearing cash and loans. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. In the nine months ended September 30, 2019, noninterest income decreased $576 thousand compared with the nine months ended September 30, 2018 due to lower income from service charges on deposit accounts, other service charges and debit card fees, offset in part by an increase in merchant processing services. In the nine months ended September 30, 2019 noninterest expense decreased $6.4 million compared with the nine months ended September 30, 2018 primarily due to decreases in loss contingencies, FDIC insurance assessments, employee benefit costs, and intangible amortization in the nine months ended September 30, 2019. The effective tax rates (FTE) was 27.1% for the nine months ended September 30, 2019 compared with 25.2% for the nine months ended September 30, 2018. The higher effective tax rate (FTE) in the nine months ended September 30, 2019 compared with the same period in 2018 is due to lower levels of tax-exempt interest income and stock compensation tax deductions.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Interest and loan fee income	$39,695	$38,614	$118,804	$112,275
FTE adjustment	1,109	1,411	3,558	4,292
Interest expense	455	527	1,437	1,445
Net interest and loan fee income (FTE)	$40,349	$39,498	$120,925	$115,122

Average earning assets	$5,176,744	$5,231,257	$5,173,581	$5,191,664
Net interest margin (FTE) (annualized)	3.11%	3.00%	3.12%	2.95%

Net interest and loan fee income (FTE) increased $851 thousand in the third quarter 2019 compared with the third quarter 2018 mainly due to a higher net yield on earning assets (up 0.11%) and higher average balances of investments (up $95 million), partially offset by lower average balances of interest-bearing cash (down $98 million) and loans (down $52 million).

Comparing the first nine months ended September 30, 2019 with the nine months ended September 30, 2018, net interest and loan fee (FTE) income increased $5.8 million due to a higher net yield on earning assets (up 0.17%) and higher average balances of investments (up $136 million), partially offset by lower average balances of interest-bearing cash (down $116 million) and loans (down $39 million).

The annualized net interest margin (FTE) increased to 3.11% in the third quarter 2019 and 3.12% in the nine months ended September 30, 2019 from 3.00% in the third quarter 2018 and 2.95% in the nine months ended September 30, 2018. The net interest margin (FTE) increased in 2019, reflecting earning assets repriced to higher yields.

The Company’s funding costs were 0.04% in the third quarter and nine months ended September 30, 2019, unchanged from the same periods in 2018. Average balances of time deposits declined $34 million from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. Average balances of checking and saving deposits accounted for 96.1% of average total deposits in the nine months ended September 30, 2019 compared with 95.5% in the nine months ended September 30, 2018.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months		For the Nine Months
	Ended September 30,
	2019	2018	2019	2018

Yield on earning assets (FTE)	3.15%	3.04%	3.16%	2.99%
Rate paid on interest-bearing liabilities	0.07%	0.08%	0.07%	0.07%
Net interest spread (FTE)	3.08%	2.96%	3.09%	2.92%
Impact of noninterest-bearing demand deposits	0.03%	0.04%	0.03%	0.03%
Net interest margin (FTE)	3.11%	3.00%	3.12%	2.95%

The FOMC increased the federal funds rate between December 2016 and December 2018. In the third quarter and first nine months of 2019 the yield on earning assets increased compared with the comparable periods of 2018 as earning assets repriced to higher yields. Rates on interest-bearing liabilities were kept low by reducing the volume of higher-cost time deposits and managing rates paid on checking and savings deposits.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2019
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$3,096,255	$19,586	2.53%
Tax-exempt (1)	590,794	4,782	3.24%
Total investments (1)	3,687,049	24,368	2.64%
Loans:
Taxable	1,094,107	14,038	5.09%
Tax-exempt (1)	48,561	497	4.06%
Total loans (1)	1,142,668	14,535	5.05%
Total interest-bearing cash	347,027	1,901	2.14%
Total Interest-earning assets (1)	5,176,744	40,804	3.15%
Other assets	394,099
Total assets	$5,570,843

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,234,494	$-	-%
Savings and interest-bearing transaction	2,357,462	302	0.05%
Time less than $100,000	101,452	64	0.25%
Time $100,000 or more	77,568	81	0.41%
Total interest-bearing deposits	2,536,482	447	0.07%
Short-term borrowed funds	50,398	8	0.06%
Total interest-bearing liabilities	2,586,880	455	0.07%
Other liabilities	67,956
Shareholders' equity	681,513
Total liabilities and shareholders' equity	$5,570,843
Net interest spread (1) (2)			3.08%
Net interest and fee income and interest margin (1) (3)		$40,349	3.11%

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2018
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,849,187	$16,780	2.36%
Tax-exempt (1)	742,450	6,177	3.33%
Total investments (1)	3,591,637	22,957	2.56%
Loans:
Taxable	1,140,448	14,161	4.93%
Tax-exempt (1)	54,426	546	3.98%
Total loans (1)	1,194,874	14,707	4.88%
Total interest-bearing cash	444,746	2,361	1.98%
Total Interest-earning assets (1)	5,231,257	40,025	3.04%
Other assets	416,747
Total assets	$5,648,004

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,223,678	$-	-%
Savings and interest-bearing transaction	2,461,357	358	0.06%
Time less than $100,000	118,156	69	0.23%
Time $100,000 or more	90,668	91	0.40%
Total interest-bearing deposits	2,670,181	518	0.08%
Short-term borrowed funds	63,489	9	0.06%
Total interest-bearing liabilities	2,733,670	527	0.08%
Other liabilities	53,691
Shareholders' equity	636,965
Total liabilities and shareholders' equity	$5,648,004
Net interest spread (1) (2)			2.96%
Net interest and fee income and interest margin (1) (3)		$39,498	3.00%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Nine Months Ended September 30, 2019
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$3,037,722	$56,992	2.50%
Tax-exempt (1)	637,380	15,401	3.22%
Total investments (1)	3,675,102	72,393	2.63%
Loans:
Taxable	1,126,866	42,834	5.08%
Tax-exempt (1)	50,191	1,538	4.10%
Total loans (1)	1,177,057	44,372	5.04%
Total interest-bearing cash	321,422	5,597	2.30%
Total Interest-earning assets (1)	5,173,581	122,362	3.16%
Other assets	407,384
Total assets	$5,580,965

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,203,755	$-	-%
Savings and interest-bearing transaction	2,399,848	970	0.05%
Time less than $100,000	105,339	194	0.25%
Time $100,000 or more	80,142	246	0.41%
Total interest-bearing deposits	2,585,329	1,410	0.07%
Short-term borrowed funds	55,376	27	0.06%
Total interest-bearing liabilities	2,640,705	1,437	0.07%
Other liabilities	67,462
Shareholders' equity	669,043
Total liabilities and shareholders' equity	$5,580,965
Net interest spread (1) (2)			3.09%
Net interest and fee income and interest margin (1) (3)		$120,925	3.12%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Nine Months Ended September 30, 2018
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,781,814	$47,327	2.27%
Tax-exempt (1)	756,910	18,697	3.29%
Total investments (1)	3,538,724	66,024	2.49%
Loans:
Taxable	1,159,049	42,876	4.95%
Tax-exempt (1)	56,663	1,734	4.09%
Total loans (1)	1,215,712	44,610	4.91%
Total interest-bearing cash	437,228	5,933	1.74%
Total Interest-earning assets (1)	5,191,664	116,567	2.99%
Other assets	408,835
Total assets	$5,600,499

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,186,250	$-	-%
Savings and interest-bearing transaction	2,450,893	924	0.05%
Time less than $100,000	121,619	210	0.23%
Time $100,000 or more	97,877	283	0.39%
Total interest-bearing deposits	2,670,389	1,417	0.07%
Short-term borrowed funds	62,131	28	0.06%
Total interest-bearing liabilities	2,732,520	1,445	0.07%
Other liabilities	56,233
Shareholders' equity	625,496
Total liabilities and shareholders' equity	$5,600,499
Net interest spread (1) (2)			2.92%
Net interest and fee income and interest margin (1) (3)		$115,122	2.95%

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended September 30, 2019
	Compared with
	For the Three Months Ended September 30, 2018
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$1,455	$1,351	$2,806
Tax-exempt (1)	(1,262)	(133)	(1,395)
Total investments (1)	193	1,218	1,411
Loans:
Taxable	(575)	452	(123)
Tax-exempt (1)	(59)	10	(49)
Total loans (1)	(634)	462	(172)
Total interest-bearing cash	(585)	125	(460)
Total (decrease) increase in interest and loan fee income (1)	(1,026)	1,805	779
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(15)	(41)	(56)
Time less than $100,000	(10)	5	(5)
Time $100,000 or more	(13)	3	(10)
Total interest-bearing deposits	(38)	(33)	(71)
Short-term borrowed funds	(2)	1	(1)
Total decrease in interest expense	(40)	(32)	(72)
(Decrease) increase in net interest and loan fee income (1)	$(986)	$1,837	$851

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Nine Months Ended September 30, 2019
	Compared with
	For the Nine Months Ended September 30, 2018
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$4,354	$5,311	$9,665
Tax-exempt (1)	(2,953)	(343)	(3,296)
Total investments (1)	1,401	4,968	6,369
Loans:
Taxable	(1,191)	1,149	(42)
Tax-exempt (1)	(198)	2	(196)
Total loans (1)	(1,389)	1,151	(238)
Total interest-bearing cash	(1,623)	1,287	(336)
Total (decrease) increase in interest and loan fee income (1)	(1,611)	7,406	5,795
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(19)	65	46
Time less than $100,000	(28)	12	(16)
Time $100,000 or more	(51)	14	(37)
Total interest-bearing deposits	(98)	91	(7)
Short-term borrowed funds	(3)	2	(1)
Total (decrease) increase in interest expense	(101)	93	(8)
(Decrease) increase in net interest and loan fee income (1)	$(1,510)	$7,313	$5,803

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

The Company provided no provision for loan losses in the third quarters of 2019 and 2018 and the nine months ended September 30, 2019 and September 30, 2018. Classified loans declined from $27 million at December 31, 2018 to $24 million at September 30, 2019. Nonaccrual loans were $4 million at September 30, 2019 compared with $5 million at September 30, 2018 and December 31, 2018. These factors were reflected in Management’s evaluation of credit quality, the level of the provision for loan losses, and the adequacy of the allowance for loan losses at September 30, 2019. For further information regarding credit risk, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Service charges on deposit accounts	$4,510	$4,615	$13,508	$14,012
Merchant processing services	2,494	2,464	7,708	7,190
Debit card fees	1,641	1,656	4,789	4,959
Trust fees	733	733	2,199	2,202
ATM processing fees	725	687	2,080	2,049
Other service fees	580	665	1,742	1,946
Financial services commissions	75	132	270	387
Life insurance gains	-	585	433	585
Equity securities (losses) gains	-	(16)	50	(66)
Other noninterest income	1,051	1,007	2,897	2,988
Total	$11,809	$12,528	$35,676	$36,252

Noninterest income for the third quarter 2019 decreased by $719 thousand from the third quarter 2018 primarily due to lower income from service charges on deposit accounts in the third quarter 2019 and a life insurance gain of $585 thousand in the third quarter 2018. Service charges on deposit accounts decreased due to declines in overdraft fees in the third quarter 2019.

In the nine months ended September 30, 2019, noninterest income decreased $576 thousand compared with the nine months ended September 30, 2018. Income from service charges on deposit accounts decreased due to lower overdraft fees in the nine months ended September 30, 2019. Other service charges decreased due to lower income from internet banking. Debit card fees and financial services commissions decreased in the nine months ended September 30, 2019. An increase in merchant processing services partially offset the decrease in noninterest income in the nine months ended September 30, 2019 compared with nine months ended September 30, 2018.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Salaries and related benefits	$12,559	$13,415	$38,757	$39,952
Occupancy and equipment	5,199	4,809	15,163	14,365
Outsourced data processing services	2,374	2,292	7,110	6,930
Professional fees	645	621	1,791	2,277
Courier service	456	448	1,349	1,333
Amortization of identifiable intangibles	76	451	465	1,474
Loss contingency	-	3,500	553	3,500
Other noninterest expense	2,724	3,830	9,589	11,298
Total	$24,033	$29,366	$74,777	$81,129

Noninterest expense decreased $5.3 million in the third quarter 2019 compared with the third quarter 2018 due to a loss contingency recognized in the third quarter 2018 and lower FDIC insurance assessments, employee benefit costs, and intangible amortization in the third quarter 2019. The lower third quarter 2019 FDIC assessments are due to application of Westamerica Bank’s assessment credit described in the Company’s December 31, 2018 Form 10-K, Part 1, Item 1, “Premiums for Deposit Insurance.”

In the nine months ended September 30, 2019 noninterest expense decreased $6.4 million compared with the nine months ended September 30, 2018 primarily due to decreases in loss contingencies, FDIC insurance assessments, employee benefit costs, and intangible amortization in the nine months ended September 30, 2019.

Provision for Income Tax

The Company’s income tax provision (FTE) was $7.7 million for the third quarter 2019 and $22.2 million for the nine months ended September 30, 2019 compared with $5.7 million for the third quarter 2018 and $17.7 million for the nine months ended September 30, 2018. The effective tax rates (FTE) of 27.5% for the third quarter 2019 and 27.1% for the nine months ended September 30, 2019 compared with 25.0% for the third quarter 2018 and 25.2% for the nine months ended September 30, 2018.

The higher effective tax rate (FTE) in the third quarter 2019 compared with the same period in 2018 is due to lower levels of tax-exempt interest income and stock compensation tax deductions in the third quarter 2019 and the tax exempt nature of the life insurance gains realized in the third quarter 2018. The tax provisions (FTE) for the third quarter 2019 and the third quarter 2018 include tax benefits of $-0- thousand and $152 thousand, respectively, for tax deductions from the exercise of employee stock options which exceed related compensation expenses recognized in the financial statements.

The higher effective tax rate (FTE) in the nine months ended September 30, 2019 compared with the same period in 2018 is due to lower levels of tax-exempt interest income and stock compensation tax deductions in the nine months ended September 30, 2019. The tax provisions (FTE) for the nine months ended September 30, 2019 and September 30, 2018 include tax benefits of $365 thousand and $731 thousand, respectively, for tax deductions from the exercise of employee stock options which exceed related compensation expenses recognized in the financial statements.

In the nine months ended September 30, 2019, the Company decreased unrecognized tax benefits by $909 thousand related to settlements with taxing authorities. The settlements incorporated amended tax returns for which the Company had recognized a deferred tax asset in the amount of $1,003 thousand.

Investment Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by the U.S. Treasury, U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, and other securities.

Management has managed the investment securities portfolio in response to changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $3.8 billion at September 30, 2019 and $3.6 billion at December 31, 2018.

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

At September 30, 2019, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in the Company’s internal analyses compared with the ratings assigned by the third party credit rating agencies.

The Company had no equity securities at September 30, 2019. All of the equity securities were sold with no gains or losses from the sale during the third quarter 2019. The market value of the equity securities was $1,747 thousand at December 31, 2018. During the nine months ended September 30, 2019, the Company recognized gross unrealized holding gains of $50 thousand in earnings.

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At September 30, 2019		At December 31, 2018
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Financial	$719,601	43%	$531,512	40%
Utilities	223,428	14%	197,568	15%
Consumer, Non-cyclical	184,859	11%	169,851	13%
Industrial	151,452	9%	152,636	12%
Technology	123,107	7%	105,324	8%
Communications	89,559	5%	49,642	4%
Basic Materials	66,978	4%	30,410	2%
Consumer, Cyclical	61,053	4%	58,430	5%
Energy	47,010	3%	19,668	1%
Total Corporate securities	$1,667,047	100%	$1,315,041	100%

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At September 30, 2019, the Company’s investment securities portfolios included securities issued by 481 state and local government municipalities and agencies located within 42 states. The largest exposure to any one municipality or agency was $9.0 million (fair value) represented by one general obligation bond.

	At September 30, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$84,879	$87,392
Texas	38,245	38,698
New Jersey	29,798	30,150
Washington	23,924	24,626
Minnesota	20,661	20,918
Other (33 states)	203,785	207,899
Total general obligation bonds	$401,292	$409,683

Revenue bonds:
California	$32,277	$32,787
Kentucky	16,399	16,680
Colorado	12,917	13,243
Washington	11,223	11,567
Indiana	9,944	10,149
Other (28 states)	90,204	91,837
Total revenue bonds	$172,964	$176,263
Total obligations of states and political subdivisions	$574,256	$585,946

[The remainder of this page intentionally left blank]

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

At September 30, 2019 and December 31, 2018, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 19 revenue sources at September 30, 2019 and 22 revenue sources December 31, 2018. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At September 30, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$39,657	$40,489
Sales tax	23,030	23,532
Sewer	19,667	20,196
Lease (renewal)	15,368	15,656
Lease (abatement)	10,924	11,190
Other (14 sources)	64,318	65,200
Total revenue bonds by revenue source	$172,964	$176,263

[The remainder of this page intentionally left blank]

	At December 31, 2018
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$46,326	$46,671
Sales tax	28,264	28,517
Sewer	28,335	28,502
Lease (renewal)	17,013	17,051
College & University	13,919	13,714
Other (17 sources)	86,481	85,930
Total revenue bonds by revenue source	$220,338	$220,385

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

Nonperforming Assets
	At September 30,		At December 31,
	2019	2018	2018
	(In thousands)

Nonperforming nonaccrual loans	$633	$1,611	$998
Performing nonaccrual loans	3,670	3,870	3,870
Total nonaccrual loans	4,303	5,481	4,868
Accruing loans 90 or more days past due	351	361	551
Total nonperforming loans	4,654	5,842	5,419
Other real estate owned	43	620	350
Total nonperforming assets	$4,697	$6,462	$5,769

Nonperforming assets have declined at September 30, 2019 compared with September 30, 2018 due to payoffs, chargeoffs and sale of Other Real Estate Owned. At September 30, 2019, one loan secured by commercial real estate with a balance of $3.7 million was on nonaccrual status. The remaining five nonaccrual loans held at September 30, 2019 had an average carrying value of $127 thousand.

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

The following table summarizes the allowance for loan losses, chargeoffs and recoveries for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2019	2018	2019	2018
	($ in thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$20,117	$23,040	$21,351	$23,009
Provision for loan losses	-	-	-	-
Loans charged off
Commercial	-	(384)	(71)	(425)
Commercial real estate	-	(240)	-	(240)
Consumer installment and other	(1,039)	(845)	(3,332)	(3,015)
Total chargeoffs	(1,039)	(1,469)	(3,403)	(3,680)
Recoveries of loans previously charged off
Commercial	233	103	449	1,352
Commercial real estate	12	-	38	-
Consumer installment and other	505	353	1,393	1,346
Total recoveries	750	456	1,880	2,698
Net loan losses	(289)	(1,013)	(1,523)	(982)
Balance, end of period	$19,828	$22,027	$19,828	$22,027

Net loan losses as a percentage of average total loans (annualized)	0.10%	0.34%	0.17%	0.11%

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of September 30, 2019 is economic and business conditions $0.4 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: concentrations of credit at $1.0 million, adequacy of lending Management and staff at $1.1 million, and loan review system at $1.0 million.

	Allowance for Loan Losses
	For the Three Months Ended September 30, 2019
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$5,235	$4,057	$1,117	$238	$5,418	$4,052	$20,117
(Reversal) provision	(596)	(1)	482	(16)	655	(524)	-
Chargeoffs	-	-	-	-	(1,039)	-	(1,039)
Recoveries	233	12	-	-	505	-	750
Total allowance for loan losses	$4,872	$4,068	$1,599	$222	$5,539	$3,528	$19,828

	Allowance for Loan Losses
	For the Nine Months Ended September 30, 2019
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351
(Reversal) provision	(1,817)	146	134	(647)	1,833	351	-
Chargeoffs	(71)	-	-	-	(3,332)	-	(3,403)
Recoveries	449	38	-	-	1,393	-	1,880
Total allowance for loan losses	$4,872	$4,068	$1,599	$222	$5,539	$3,528	$19,828

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At September 30, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,550	$-	$-	$-	$-	$-	$2,550
Collectively evaluated for impairment	2,322	4,068	1,599	222	5,539	3,528	17,278
Total	$4,872	$4,068	$1,599	$222	$5,539	$3,528	$19,828
Carrying value of loans:
Individually evaluated for impairment	$8,672	$7,953	$-	$193	$144	$-	$16,962
Collectively evaluated for impairment	207,601	571,274	6,678	35,155	295,559	-	1,116,267
Total	$216,273	$579,227	$6,678	$35,348	$295,703	$-	$1,133,229

Management considers the $19.8 million allowance for loan losses to be adequate as a reserve against probable incurred loan losses in the loan portfolio as of September 30, 2019.

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

The Company’s asset and liability position was slightly “asset sensitive” at September 30, 2019, depending on the interest rate assumptions applied to each simulation model. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes.

At September 30, 2019, Management’s most recent measurements of estimated changes in net interest income were:

Static Simulation (balance sheet composition unchanged):
Assumed Immediate Parallel Shift in Interest Rates	-1.00%	0.00%	+1.00%
First Year Change in Net Interest Income	-6.50%	0.00%	+4.60%

Dynamic Simulation (balance sheet composition changes):
Assumed Change in Interest Rates Over 1 Year	-1.00%	0.00%	+1.00%
First Year Change in Net Interest Income	-3.60%	0.00%	+2.00%

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98% of funding for average total assets in the nine months ended September 30, 2019 and the year ended December 31, 2018. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary source of liquidity. The Company held $3.8 billion in total investment securities at September 30, 2019. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At September 30, 2019, such collateral requirements totaled approximately $722 million.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $33 million and $43 million in the nine months ended September 30, 2019 and in the year ended December 31, 2018, respectively, and retire common stock in the amount of $488 thousand and $524 thousand, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.9% in the nine months ended September 30, 2019 and 11.3% in the year ended December 31, 2018. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $11 million in the nine months ended September 30, 2019 and $13 million in the year ended December 31, 2018.

The Company paid common dividends totaling $33 million in the nine months ended September 30, 2019 and $43 million in the year ended December 31, 2018, which represent dividends per common share of $1.22 and $1.60, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 8 thousand shares valued at $488 thousand in the nine months ended September 30, 2019 and 9 thousand shares valued at $524 thousand in the year ended December 31, 2018.

The Company's primary capital resource is shareholders' equity, which was $713 million at September 30, 2019 compared with $616 million at December 31, 2018. The Company's ratio of equity to total assets was 12.7% at September 30, 2019 and 11.1% at December 31, 2018.

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

The capital ratios for the Company and the Bank under the new capital framework are presented in the tables below, on the dates indicated.

					To Be
					Well-capitalized
			Required for		Under Prompt
	At September 30, 2019		Capital Adequacy		Corrective Action
	Company	Bank	Purposes		Regulations (Bank)

Common Equity Tier I Capital	16.55%	12.14%	7.00%	(1)	6.50%
Tier I Capital	16.55%	12.14%	8.50%	(1)	8.00%
Total Capital	17.20%	12.98%	10.50%	(1)	10.00%
Leverage Ratio	10.41%	7.60%	4.00%		5.00%

(1) Includes 2.5% capital conservation buffer.

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At December 31, 2018		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2018		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	16.30%	13.01%	6.375%	(2)	7.00%	(3)	6.50%
Tier I Capital	16.30%	13.01%	7.875%	(2)	8.50%	(3)	8.00%
Total Capital	17.03%	13.94%	9.875%	(2)	10.50%	(3)	10.00%
Leverage Ratio	9.51%	7.55%	4.000%		4.00%		5.00%

(2) Includes 1.875% capital conservation buffer.

(3) Includes 2.5% capital conservation buffer.

In June 2016, the Financial Accounting Standards Board issued an update to the accounting standards for credit losses known as the "Current Expected Credit Losses" (CECL) methodology, which replaces the existing incurred loss methodology for certain financial assets.  The Company intends to timely adopt the CECL methodology January 1, 2020, which involves an implementing accounting entry to retained earnings on a net-of-tax basis. In December 2018, the federal bank regulatory agencies approved a final rule which became effective April 1, 2019 modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of implementing the CECL methodology. The Company has not determined whether it will elect the three-year phase in period for the day-one regulatory capital effects. See Note 2 to the unaudited consolidated financial statements, “Recently Issued Accounting Standards” for more information on the CECL methodology.

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2019.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of common stock during the quarter ended September 30, 2019.

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

No shares were repurchased during the period July 1, 2019 through September 30, 2019. A program approved by the Board of Directors on July 26, 2018 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2019 was replaced by a program approved by the Board of Directors on July 25, 2019 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2020.

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

/s/ JOHN "ROBERT" THORSON

John "Robert" Thorson

Senior Vice President and Chief Financial Officer

(Principal Financial and Chief Accounting Officer)

Date: November 4, 2019

EXHIBIT INDEX

Exhibit 10.1*: Westamerica Bancorporation 2019 Omnibus Equity Incentive Plan Stock Option Agreement Form

Exhibit 10.2*: Westamerica Bancorporation 2019 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement Form

Exhibit 31.1:  Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2:  Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1: Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2:  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS: XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH: XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL: XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF: XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB: XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE: XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract, compensatory plan or arrangement.

[The remainder of this page intentionally left blank]