Form 10-K
period 2019-12-31
WESTAMERICA BANCORPORATION
filed 2020-02-28
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2019 as reported on the NASDAQ Global Select Market, was $1,661,107,564.55. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 20, 2020: 27,101,866 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 23, 2020, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

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

At December 31, 2019, the Company had consolidated assets of approximately $5.6 billion, deposits of approximately $4.8 billion and shareholders’ equity of approximately $731 million. The Company and its subsidiaries employed 737 full-time equivalent staff as of December 31, 2019.

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

●

Centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and (as to banks with $10 billion or more in assets) enforcing compliance with federal consumer financial laws.

●	Restricted the preemption of state law by federal law and disallowed subsidiaries and affiliates of national banks from availing themselves of such preemption.
●	Applied the same leverage and risk-based capital requirements that would apply to insured depository institutions to most bank holding companies.
●

Required bank regulatory agencies to seek to make their capital requirements for banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

●

Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminated the ceiling on the size of the Deposit Insurance Fund ("DIF") and increased the floor of the size of the DIF.

●

Imposed comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institution itself.

●	Required large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.
●	Implemented corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that would apply to all public companies, not just financial institutions.
●	Made permanent the $250 thousand limit for federal deposit insurance.
●	Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
●

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

As of December 31, 2019, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 9 to the consolidated financial statements for capital ratios of the Company and the Bank, compared to minimum capital requirements and for the Bank the standards for well capitalized depository institutions.

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

Premiums for Deposit Insurance

Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level, asset quality and supervisory rating.

In July 2010, Congress in the Dodd-Frank Act increased the minimum for the DIF reserve ratio, the ratio of the amount in the fund to insured deposits, from 1.15% to 1.35% and required that the ratio reach that level by September 30, 2020.  Further, the Dodd-Frank Act made banks with $10 billion or more in assets responsible for the increase from 1.15% to 1.35%, among other provisions.

In August, 2016, the FDIC announced the DIF reserve ratio surpassed the 1.15% reserve ratio target, triggering three major changes:

(1.)	The decline in the range of initial assessment rates for all banks from 5-35 basis points to 3-30 basis points;
(2.)	The assessment of a quarterly surcharge on large banks equal to an annual rate of 4.5 basis points in addition to regular assessments; and
(3.)	A revised method to calculate risk-based assessment rates for established small banks (under $1 billion in assets) pursuant to an FDIC final rule issued April, 2016.

In September 2018, the DIF reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35% ahead of the September 30, 2020, deadline required under the Dodd-Frank Act. FDIC regulations provide for two changes to deposit insurance assessments upon reaching the minimum: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large banks) will cease; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. In January 2019, the Bank, which meets the definition of a “small Bank”, was advised by the FDIC its assessment credit to be applied when the reserve ratio is at or above 1.38% was $1.4 million. The Bank received notification from the FDIC during the third quarter 2019 that the reserve ratio exceeded 1.38%, and the FDIC applied the Bank’s assessment credits against the Bank’s second and third quarter 2019 deposit insurance premiums.  The Company expects application of FDIC assessment credits against the Bank’s fourth quarter 2019 deposit insurance premiums and partial application against the Bank’s first quarter 2020 deposit insurance premiums.  The Company cannot provide any assurance as to the effect of any future changes in its deposit insurance premium rates.

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

The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 27.1 million shares of common stock were outstanding at December 31, 2019. Pursuant to its stock option plans, at December 31, 2019, the Company had outstanding options for 561 thousand shares of common stock, of which 190 thousand were currently exercisable. As of December 31, 2019, 1,327 thousand shares of Company common stock remained available for grants under the Company’s equity incentive plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

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

The Company repurchases and retires its common stock in accordance with Board of Directors-approved share repurchase programs. At December 31, 2019, approximately 1.8 million shares remained available to repurchase under such plans. The Company has been active in repurchasing and retiring shares of its common stock when alternative uses of excess capital, such as acquisitions, have been limited. The Company could repurchase shares of its common stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were effected at lower prices.

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

Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2019, real estate served as the principal source of collateral with respect to approximately 57% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. The California economy was severely affected by the recessionary period of 2008 to 2009. Much of the California real estate market experienced a decline in values of varying degrees. This decline had an adverse impact on the business of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans. Generally, the counties surrounding and near San Francisco Bay have recovered more soundly from the recent recession than counties in the California “Central Valley,” from Sacramento in the north to Bakersfield in the south. Approximately 22% of the Company’s loans are to borrowers in the California “Central Valley.” Economic conditions in California’s diverse geographic markets can be vastly different and are subject to various uncertainties, including the condition of the construction and real estate sectors, the effect of drought on the agricultural sector and its infrastructure, and the California state and municipal governments’ budgetary and fiscal conditions. The Company can provide no assurance that conditions in any sector or geographic market of the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.

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

A sustained or continuing weakness or weakening in business and economic conditions generally or specifically in the principal markets in which the Company does business could have one or more of the following adverse impacts on the Company’s business:

●	a decrease in the demand for loans and other products and services offered by the Company;
●	an increase or decrease in the usage of unfunded credit commitments;
●	an increase or decrease in the amount of deposits;
●	a decrease in non-depository funding available to the Company;
●	an impairment of certain intangible assets, including goodwill;
●

an increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company, which could result in a higher level of nonperforming assets, net charge-offs, provision for loan losses, reduced interest revenue and cash flows, and valuation adjustments on assets;

●	an impairment in the value of investment securities;
●	an impairment in the value of life insurance policies owned by the Company;
●	an impairment in the value of real estate owned by the Company.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, are highly dependent upon the business environment in the markets where the Company operates, in the State of California and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, healthy labor markets, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, high rates of unemployment, deflation, pandemics, declines in business activity or consumer, investor or business confidence; limitations on the availability of or increases in the cost of credit and capital; increases in inflation; natural disasters; or a combination of these or other factors.

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

Following the recessions of 2008 and 2009, the FRB provided vast amounts of liquidity into the banking system. The FRB purchased large quantities of U.S. government securities, including agency-backed mortgage securities, increasing the demand for such securities thereby reducing interest rates. Interest rates remained historically low through 2016 as the monetary policy of the Federal Open Market Committee (the “FOMC”) was highly accommodative. The FRB began reducing these asset purchase activities in the fourth quarter 2013 and the FOMC began removing monetary stimulus in December 2016 and increased the federal funds rate by 2.00 percent to 2.50 percent through December 2018. During 2019, the FOMC reduced rates from 2.50 percent to 1.75 percent. The changes in the target range for the federal funds rate could reduce or increase liquidity in the markets and cause interest rates to fluctuate. In the rising interest environment, the Bank’s funding costs would increase, potentially reducing the availability of funds to the Bank to finance its existing operations, and causing fixed-rate investment securities and loans to decline in value.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting update, FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The ASU changes the accounting for estimates for credit losses related to financial assets measured at amortized cost and certain other contracts. The ASU replaces the incurred loss model with a model based on expected credit loss (“CECL”), which will accelerate recognition of credit losses. Additionally, credit losses relating to debt securities available-for-sale will be recorded through an allowance for credit losses under the new standard. The Company will adopt the ASU provisions effective January 1, 2020. The ASU significantly changed the manner in which the Company determines the adequacy of its allowance for loan losses. The Company is evaluating the impact the CECL model will have, but the Company may recognize a one-time cumulative-effect adjustment to its allowance for loan losses as of January 1, 2020. Any required adjustment to the allowance for loan losses resulting from this change in methodology will be accomplished through an offsetting after-tax-adjustment to shareholders’ equity. Moreover, the CECL model may create more volatility in the level of the allowance for loan losses after adoption. If the Company is required to materially increase the level of its allowance for loan losses for any reason, such increase could adversely affect its business, financial condition and results of operations.  See Note 1 to the consolidated financial statements, “Recently Issued Accounting Standards” for more information on the CECL methodology.

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

The Company owns 30 banking office locations and one centralized administrative service center facility and leases 56 facilities. Most of the leases contain renewal options and provisions for rental increases, principally for changes in the cost of living index, and for changes in other operating costs such as property taxes and maintenance.

ITEM 3. LEGAL PROCEEDINGS

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Neither the Company nor any of its subsidiaries is a party to any material pending legal proceeding, nor is their property the subject of any material pending legal proceeding, other than ordinary routine legal proceedings arising in the ordinary course of the Company’s business. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its business, financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount can be reasonably estimated. In the third quarter 2018, the Company achieved a mediated settlement to dismiss a lawsuit and accrued a liability for $3,500 thousand; the liability was paid in the first quarter 2019. In the second quarter 2019, the Company achieved a mediated settlement to dismiss a lawsuit and paid the resulting liability of $252 thousand. The Company determined that it will be obligated to provide refunds of revenue recognized in years prior to 2018 to some customers. The Company initially estimated the probable amount of these obligations to be $5,542 thousand and accrued a liability for such amount in 2017; based on additional information received in the second quarter 2019, the Company increased such liability to $5,843 thousand by recognizing an expense of $301 thousand; the estimated liability is subject to revision.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “WABC”. As of January 31, 2020, there were approximately 5,300 shareholders of record of the Company’s common stock.

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

Stock performance

The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2019 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2009 and reinvestment of all dividends.

	December 31,
	2009	2010	2011	2012	2013	2014
Westamerica Bancorporation (WABC)	$100.00	$102.89	$83.95	$84.15	$115.14	$103.08
S&P 500 (SPX)	100.00	115.05	117.34	135.88	179.79	204.19
NASDAQ Bank Index (CBNK)	100.00	114.29	102.20	120.83	171.36	179.68

	December 31,
	2015	2016	2017	2018	2019
Westamerica Bancorporation (WABC)	$101.76	$141.57	$137.75	$132.37	$165.24
S&P 500 (SPX)	206.93	231.63	282.10	269.60	354.19
NASDAQ Bank Index (CBNK)	195.39	269.25	283.61	237.35	294.81

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2019 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2014 and reinvestment of all dividends.

	December 31,
	2014	2015	2016	2017	2018	2019
Westamerica Bancorporation (WABC)	$100.00	$98.72	$137.33	$133.63	$128.41	$160.30
S&P 500 (SPX)	100.00	101.34	113.44	138.15	132.03	173.46
NASDAQ Bank Index (CBNK)	100.00	108.74	149.85	157.84	132.10	164.07

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the quarter ended December 31, 2019 (in thousands, except per share data).

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

No shares were repurchased during the period from October 1, 2019 through December 31, 2019. A program approved by the Board of Directors on July 25, 2019 authorizes the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2020.

[The remainder of this page intentionally left blank]

ITEM 6. SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2019 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and other information included elsewhere herein.

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data and ratios)
Interest and loan fee income	$158,682	$151,723	$138,312	$135,919	$136,529
Interest expense	1,888	1,959	1,900	2,116	2,424
Net interest and loan fee income	156,794	149,764	136,412	133,803	134,105
Provision (reversal) for loan losses	-	-	(1,900)	(3,200)	-
Noninterest income:
Securities gains (losses)	217	(52)	7,955	-	-
Other noninterest income	47,191	48,201	48,673	46,574	47,867
Total noninterest income	47,408	48,149	56,628	46,574	47,867
Noninterest expense:
Loss contingency	553	3,500	5,542	3	-
Other noninterest expense	98,433	103,416	102,226	103,617	105,300
Total noninterest expense	98,986	106,916	107,768	103,620	105,300
Income before income taxes	105,216	90,997	87,172	79,957	76,672
Income tax provision	24,827	19,433	37,147	21,104	17,919
Net income	$80,389	$71,564	$50,025	$58,853	$58,753

Average common shares outstanding	26,956	26,649	26,291	25,612	25,555
Average diluted common shares outstanding	27,006	26,756	26,419	25,678	25,577
Common shares outstanding at December 31,	27,062	26,730	26,425	25,907	25,528

Per common share:
Basic earnings	$2.98	$2.69	$1.90	$2.30	$2.30
Diluted earnings	2.98	2.67	1.89	2.29	2.30
Book value at December 31,	27.03	23.03	22.34	21.67	20.85

Financial ratios:
Return on assets	1.44%	1.27%	0.92%	1.12%	1.16%
Return on common equity	11.90%	11.35%	8.39%	10.85%	11.32%
Net interest margin (FTE)(1)	3.11%	2.98%	2.95%	3.03%	3.36%
Net loan losses to average loans	0.16%	0.14%	0.08%	0.04%	0.11%
Efficiency ratio(2)	47.4%	52.52%	52.51%	53.55%	53.69%
Equity to assets	13.02%	11.05%	10.71%	10.46%	10.30%

Period end balances:
Assets	$5,619,555	$5,568,526	$5,513,046	$5,366,083	$5,168,875
Loans	1,126,664	1,207,202	1,287,982	1,352,711	1,533,396
Allowance for loan losses	19,484	21,351	23,009	25,954	29,771
Investment securities	3,816,918	3,641,026	3,352,371	3,237,070	2,886,291
Deposits	4,812,621	4,866,839	4,827,613	4,704,741	4,540,659
Identifiable intangible assets and goodwill	123,064	123,602	125,523	128,600	132,104
Short-term borrowed funds	30,928	51,247	58,471	59,078	53,028
Shareholders' equity	731,417	615,591	590,239	561,367	532,205

Capital ratios at period end:
Total risk based capital	16.83%	17.03%	16.17%	15.95%	13.39%
Tangible equity to tangible assets	11.07%	9.04%	8.63%	8.26%	7.94%

Dividends paid per common share	$1.63	$1.60	$1.57	$1.56	$1.53
Common dividend payout ratio	55%	60%	83%	68%	67%

(1)	Yields on securities and certain loans have been adjusted upward to a "fully taxable equivalent" ("FTE") basis in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

(2)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on an FTE basis and noninterest income).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 47 through 87, as well as with the other information presented throughout this Report.

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

Financial Overview

Westamerica Bancorporation and subsidiaries’ (collectively, the “Company”) reported net income of $80.4 million or $2.98 diluted earnings per common share (“EPS”) in 2019. Results for 2019 include a tax-exempt life insurance gain of $433 thousand and $553 thousand in loss contingencies. The loss contingencies include a $301 thousand increase in estimated customer refunds of revenue recognized prior to 2018 and a $252 thousand settlement to dismiss a lawsuit. The tax-exempt life insurance gain and loss contingencies did not have a significant impact on the EPS for 2019. Although loss contingencies represent estimated liabilities, which are subject to revision, the Company does not anticipate additional losses for either of these matters. The 2019 results compare to net income of $71.6 million or $2.67 EPS in 2018 and net income of $50.0 million or $1.89 EPS for the year ended December 31, 2017. The 2018 results include a $585 thousand tax-exempt life insurance policy gain and a $3.5 million loss contingency for a mediated settlement to dismiss a lawsuit, which on an aggregate basis reduced EPS $0.07. The liability was paid in January 2019. The 2017 results include $12.3 million in adjustments to net deferred tax asset values triggered by enactment of the Tax Cuts and Jobs Act of 2017 (the “Act”) which reduced EPS $0.48, recognition of a $5.5 million loss contingency, which reduced EPS $0.12, and securities gains of $8.0 million, which increased EPS $0.18.

The Company’s principal source of revenue is net interest and loan fee income, which represents interest and fees earned on loans and investment securities (“earning assets”) reduced by interest paid on deposits and other borrowings (“interest-bearing liabilities”). Market interest rates declined considerably following the recession of 2008 and 2009. Interest rates remained historically low through 2016 as the monetary policy of the Federal Open Market Committee (the “FOMC”) was highly accommodative. During this period, Management avoided originating long-dated, low-yielding loans given the potential impact of such assets on forward earning potential; as a result, loans declined and investment securities increased. The changed composition of the earning assets and low market interest rates pressured the net interest margin to lower levels. The FOMC began removing monetary stimulus in December 2016 and increased the federal funds rate by 2.00% to 2.50% through June 2019, although longer-term rates did not increase by a similar magnitude. The increase in market interest rates benefited the Company’s earning asset yields until the FOMC cut the federal funds rate in July 2019 by 0.25%, in September 2019 by 0.25% and in October by 0.25%.

The funding source of the Company’s earning assets is primarily customer deposits. The Company’s long-term strategy includes maximizing checking and savings deposits as these types of deposits are lower-cost and less sensitive to changes in interest rates compared to time deposits. The average 2019 volume of checking and savings deposits was 96.2% of average total deposits.

Credit quality remained solid with nonperforming assets totaling $4.9 million at December 31, 2019 and net chargeoffs of $1.9 million in 2019. The Company did not recognize a provision for loan losses in 2019.

The Company presents its net interest margin and net interest income on an FTE basis using the current statutory federal tax rate. Management believes the FTE basis is valuable to the reader because the Company’s loan and investment securities portfolios contain a relatively large portion of municipal loans and securities that are federally tax exempt. The Company’s tax exempt loans and securities composition may not be similar to that of other banks, therefore in order to reflect the impact of the federally tax exempt loans and securities on the net interest margin and net interest income for comparability with other banks, the Company presents its net interest margin and net interest income on an FTE basis. Yields on tax-exempt securities and loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the federal statutory tax rate of 35% for 2017. Due to the Act, the federal tax rate was 21% for 2019 and 2018; as such, the upward adjustment to reflect the effect of income exempt from federal taxation is lower in 2019 and 2018 than in 2017.

The Company’s significant accounting policies (see Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements below) are fundamental to understanding the Company’s results of operations and financial condition.The Company adopted the FASB ASU 2016-02, Leases (Topic 842) provisions effective January 1, 2019, and recorded a lease liability of $15.3 million and right-of-use asset of $15.3 million for facilities leases. The change in occupancy and equipment expense was not material. The Company also adopted the FASB ASU 2017-08, Receivables – Non-Refundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities on January 1, 2019. The implementing entry reduced the carrying value of investment securities by $3.1 million and reduced retained earnings by $2.8 million, net of tax. The change in premium amortization method was not material to revenue recognition.

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Years Ended December 31,
	2019	2018	2017
	($ in thousands, except per share data)
Net interest and loan fee income	$156,794	$149,764	$136,412
FTE adjustment	4,612	5,646	12,182
Net interest and loan fee income (FTE)	161,406	155,410	148,594
Reversal of (provision for) loan losses	-	-	1,900
Noninterest income	47,408	48,149	56,628
Noninterest expense	(98,986)	(106,916)	(107,768)
Income before income taxes (FTE)	109,828	96,643	99,354
Income taxes (FTE)	(29,439)	(25,079)	(49,329)
Net income	$80,389	$71,564	$50,025

Net income per average fully-diluted common share	$2.98	$2.67	$1.89
Net income as a percentage of average shareholders' equity	11.90%	11.35%	8.39%
Net income as a percentage of average total assets	1.44%	1.27%	0.92%

Comparing 2019 with 2018, net income increased $8.8 million. Net interest and loan fee (FTE) income increased $6.0 million due to a higher net yield on earning assets and higher average balances of investments, partially offset by lower average balances of interest-bearing cash and loans. The provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. In 2019, noninterest income decreased $741 thousand compared with 2018 due to lower income from service charges on deposit accounts, other service charges and debit card fees, offset in part by an increase in merchant processing services and securities gains in 2019. In 2019 noninterest expense decreased $7.9 million compared with 2018 primarily due to decreases in loss contingencies, salaries and related benefits, FDIC insurance assessments, and intangible amortization. The effective tax rates (FTE) was 26.8% for 2019 compared with 26.0% for 2018.

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

Components of Net Interest and Loan Fee Income (FTE)

	For the Years Ended December 31,
	2019	2018	2017
	($ in thousands)
Interest and loan fee income	$158,682	$151,723	$138,312
Interest expense	(1,888)	(1,959)	(1,900)
Net interest and loan fee income	156,794	149,764	136,412
FTE adjustment	4,612	5,646	12,182
Net interest and loan fee income (FTE)	$161,406	$155,410	$148,594

Net interest margin (FTE)	3.11%	2.98%	2.95%

Comparing 2019 with 2018, net interest and loan fee (FTE) income increased $6.0 million due to a higher net yield on earning assets (up 0.12%) and higher average balances of investments (up $127 million), partially offset by lower average balances of interest-bearing cash (down $101 million) and loans (down $47 million).

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

The yield on earning assets (FTE) was 3.14% in 2019, 3.02% in 2018 and 2.99% in 2017. The net interest margin (FTE) increased in 2019, reflecting earning assets repriced to higher yields. The 2019 yield on earning assets (FTE) reflected higher market interest rates which offset the impact of the reduced FTE adjustment.

The Company’s funding cost was 0.03% in 2019 compared with 0.04% in 2018 and 2017. Average balances of time deposits declined $64 million from 2017 to 2019 while lower-cost checking and savings deposits grew 3% in the same period. Average balances of checking and saving deposits accounted for 96.2% of average total deposits in 2019 compared with 95.6% in 2018 and 94.8% in 2017.

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present information regarding the consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income earned from average interest earning assets and the resulting yields, and the amounts of interest expense incurred on average interest-bearing liabilities and the resulting rates. Average loan balances include nonperforming loans. Interest income includes reversal of previously accrued interest on loans placed on non-accrual status during the period and proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income and accretion of purchased loan discounts. Yields on tax-exempt securities and loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the federal statutory tax rate of 35 percent for 2017. Due to the Tax Cuts and Jobs Act of 2017, the federal tax rate is 21 percent for 2018 and 2019; as such, the upward adjustment to reflect the effect of income exempt from federal taxation is lower in 2019 and 2018 than in 2017.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2019
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$3,089,099	$77,800	2.52%
Tax-exempt (1)	615,665	19,923	3.24%
Total investments (1)	3,704,764	97,723	2.64%
Loans:
Taxable	1,112,250	56,550	5.08%
Tax-exempt (1)	49,529	2,028	4.10%
Total loans (1)	1,161,779	58,578	5.04%
Total interest bearing cash	324,733	6,993	2.15%
Total interest-earning assets(1)	5,191,276	163,294	3.14%
Other assets	405,833
Total assets	$5,597,109

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,222,876	$-	-%
Savings and interest-bearing transaction	2,396,604	1,274	0.05%
Time less than $100,000	103,399	254	0.25%
Time $100,000 or more	78,925	326	0.41%
Total interest-bearing deposits	2,578,928	1,854	0.07%
Short-term borrowed funds	51,442	34	0.07%
Total interest-bearing liabilities	2,630,370	1,888	0.07%
Other liabilities	68,351
Shareholders' equity	675,512
Total liabilities and shareholders' equity	$5,597,109
Net interest spread (1) (2)			3.07%
Net interest and fee income and interest margin (1) (3)		$161,406	3.11%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2018
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$2,830,075	$65,330	2.31%
Tax-exempt (1)	747,522	24,610	3.29%
Total investments (1)	3,577,597	89,940	2.51%
Loans:
Taxable	1,153,549	57,240	4.96%
Tax-exempt (1)	55,618	2,264	4.07%
Total loans (1)	1,209,167	59,504	4.92%
Total interest bearing cash	425,871	7,925	1.86%
Total interest-earning assets(1)	5,212,635	157,369	3.02%
Other assets	407,983
Total assets	$5,620,618

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,209,924	$-	-%
Savings and interest-bearing transaction	2,447,652	1,275	0.05%
Time less than $100,000	119,586	279	0.23%
Time $100,000 or more	94,919	368	0.39%
Total interest-bearing deposits	2,662,157	1,922	0.07%
Short-term borrowed funds	59,992	37	0.06%
Total interest-bearing liabilities	2,722,149	1,959	0.07%
Other liabilities	57,848
Shareholders' equity	630,697
Total liabilities and shareholders' equity	$5,620,618
Net interest spread (1) (2)			2.95%
Net interest and fee income and interest margin (1) (3)		$155,410	2.98%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.

(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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

Summary of Changes in Interest Income and Expense

	For the Year Ended December 31, 2019
	Compared with
	For the Year Ended December 31, 2018
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$5,979	$6,491	$12,470
Tax-exempt (1)	(4,341)	(346)	(4,687)
Total investments (1)	1,638	6,145	7,783
Loans:
Taxable	(2,049)	1,359	(690)
Tax-exempt (1)	(248)	12	(236)
Total loans (1)	(2,297)	1,371	(926)
Total interest bearing cash	(1,882)	950	(932)
Total (decrease) in interest and loan fee income (1)	(2,541)	8,466	5,925
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	(27)	26	(1)
Time less than $100,000	(38)	13	(25)
Time $100,000 or more	(62)	20	(42)
Total interest-bearing deposits	(127)	59	(68)
Short-term borrowed funds	(7)	4	(3)
Total (decrease) increase in interest expense	(134)	63	(71)
(Decrease) increase in net interest and loan fee income (1)	$(2,407)	$8,403	$5,996

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.

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

Provision for Loan Losses

The Company provided no provision for loan losses in 2019 and 2018. The Company recorded a reversal of the provision for loan losses of $1.9 million in 2017. Classified loans declined $3.8 million in 2019. Nonaccrual loans were $4 million at December 31, 2019 compared with $5 million at December 31, 2018. These factors were reflected in Management’s evaluation of credit quality, the level of the provision for loan losses in 2019, and the adequacy of the allowance for loan losses at December 31, 2019. For further information regarding credit risk, net credit losses and the allowance for loan losses, see the “Loan Portfolio Credit Risk” and “Allowance for Loan Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

Components of Noninterest Income

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Service charges on deposit accounts	$17,882	$18,508	$19,612
Merchant processing services	10,132	9,630	8,426
Debit card fees	6,357	6,643	6,421
Trust fees	2,963	2,938	2,875
ATM processing fees	2,776	2,752	2,610
Other service fees	2,255	2,567	2,584
Life insurance gains	433	585	-
Financial services commissions	392	499	639
Securities gains (losses)	217	(52)	7,955
Other noninterest income	4,001	4,079	5,506
Total Noninterest Income	$47,408	$48,149	$56,628

In 2019, noninterest income decreased $741 thousand compared with 2018. Income from service charges on deposit accounts decreased due to lower overdraft fees in 2019. Other service charges decreased due to lower income from internet banking. Debit card fees and financial services commissions decreased in 2019. Merchant processing services increased due to successful sales efforts and higher transaction volumes and partially offset the decrease in noninterest income in 2019 compared with 2018.

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

Noninterest Expense

Components of Noninterest Expense

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Salaries and related benefits	$51,054	$53,007	$51,519
Occupancy and equipment	20,240	19,679	19,430
Outsourced data processing services	9,471	9,229	9,035
Professional fees	2,465	2,842	2,161
Courier service	1,878	1,779	1,732
Loss Contingency	553	3,500	5,542
Amortization of identifiable intangibles	538	1,921	3,077
Impairment of tax credit investments	-	-	625
Other noninterest expense	12,787	14,959	14,647
Total Noninterest Expense	$98,986	$106,916	$107,768

In 2019, noninterest expense decreased $7.9 million compared with 2018 primarily due to decreases in loss contingencies, salaries and related benefits, FDIC insurance assessments, and intangible amortization. The 2019 loss contingencies include a $301 thousand increase in estimated customer refunds of revenue recognized prior to 2018 and a $252 thousand settlement to dismiss a lawsuit. Although loss contingencies represent estimated liabilities, which are subject to revision, the Company does not anticipate additional losses for either of these matters. Salaries and related benefits decreased $1.9 million primarily due to employee attrition and lower incentives and employee benefit costs. Amortization of intangibles decreased $1.4 million as assets are amortized on a declining balance method. FDIC insurance assessments (included in “other noninterest expense”) decreased primarily due to application of the Bank’s assessment credit described in Part 1, Item 1, “Premiums for Deposit Insurance”.

In 2018, noninterest expense decreased $852 thousand compared with 2017. The 2018 noninterest expense included a $3.5 million mediated settlement to dismiss a lawsuit. The 2017 noninterest expense included a $5.5 million loss contingency and a $625 thousand impairment of low income housing limited partnership investments due to enactment of the Act. The 2017 loss contingency represents the Company’s estimated refunds to customers of revenue recognized in prior years. Salaries and related benefits increased $1.5 million primarily due to the annual merit increase cycle and higher incentives and employee benefit costs. Professional fees increased $681 thousand due to higher legal and consulting fees. Amortization of intangibles decreased $1.2 million as assets are amortized on a declining balance method.

Provision for Income Tax

The Company’s income tax provision was $24.8 million in 2019 compared with $19.4 million in 2018 and $37.1 million in 2017, representing effective tax rates of 23.6%, 21.4% and 42.6%, respectively. The effective tax rate (FTE) was 26.8% in 2019, 26.0% in 2018 and 49.7% in 2017.

The higher effective tax rate (FTE) in 2019 compared with 2018 is due to lower levels of tax-exempt interest income and stock compensation tax deductions in 2019. The tax provisions (FTE) for 2019 and 2018 include tax benefits of $435 thousand and $737 thousand, respectively, for tax deductions from the exercise of employee stock options which exceed related compensation expenses recognized in the financial statements. In 2019, the Company decreased unrecognized tax benefits by $909 thousand related to settlements with taxing authorities. The settlements incorporated amended tax returns for which the Company had recognized a deferred tax asset in the amount of $1,003 thousand.

The 2017 income tax provision included a $12.3 million charge to re-measure the Company’s net deferred tax asset triggered by enactment of the Tax Cuts and Jobs Act of 2017. The book tax provisions for 2018 and 2017 include tax benefits of $737 thousand and $698 thousand, respectively, for tax deductions from the exercise of employee stock options which exceed related compensation expenses recognized in the financial statements. The lower effective tax rate for 2018 compared with 2017 reflects a reduction in the federal corporate tax rate as a result of enactment of the Act and the tax-exempt nature of a $585 thousand life insurance policy gain.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by the U.S. Treasury, U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, and other securities.

Management has managed the investment securities portfolio in response to changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $3.8 billion at December 31, 2019 and $3.6 billion at December 31, 2018.

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

At December 31, 2019, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in the Company’s internal analyses compared with the ratings assigned by the third party credit rating agencies.

The Company had no equity securities at December 31, 2019. All of the equity securities were sold with no gains or losses from the sale during the third quarter 2019. The market value of the equity securities was $1,747 thousand at December 31, 2018. The Company recognized gross unrealized holding gains of $50 thousand in earnings in 2019.

The following table shows the fair value carrying amount of the Company’s equity securities and debt securities available for sale as of the dates indicated:

	At December 31,
	2019	2018	2017
	(In thousands)
Equity securities:
Mutual funds	$-	$1,747	$1,800
Total equity securities	-	1,747	1,800
Debt securities available for sale:
U.S. Treasury securities	20,000	139,574	-
Securities of U.S. Government sponsored entities	111,167	164,018	119,319
Agency residential mortgage-backed securities (MBS)	939,750	853,871	767,706
Non-agency residential MBS	-	114	154
Agency commercial MBS	3,708	1,842	2,219
Securities of U.S. Government entities	544	1,119	1,590
Obligations of states and political subdivisions	163,139	179,091	185,221
Corporate securities	1,833,783	1,315,041	1,115,498
Collateralized Loan Obligations	6,755	-	-
Total debt securities available for sale	3,078,846	2,654,670	2,191,707
Total	$3,078,846	$2,656,417	$2,193,507

The following table sets forth the relative maturities and contractual yields of the Company’s debt securities available for sale (stated at fair value) at December 31, 2019. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Debt Securities Available for Sale Maturity Distribution

	At December 31, 2019
	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
	($ in thousands)
U.S. Treasury securities	$20,000	$-	$-	$-	$-	$20,000
Interest rate	2.56%	-%	-%	-%	-%	2.56%
Securities of U.S. Government sponsored entities	1,001	110,166	-	-	-	111,167
Interest rate	2.00%	1.92%	-%	-%	-%	1.93%
Securities of U.S. Government entities	-	-	544	-	-	544
Interest rate	-%	-%	3.61%	-%	-%	3.61%
Obligations of states and political subdivisions	18,852	45,770	64,052	34,465	-	163,139
Interest rate	2.91%	4.15%	4.00%	2.96%	-%	3.58%
Corporate securities	255,402	966,455	611,926	-	-	1,833,783
Interest rate	2.65%	2.69%	3.22%	-%	-%	2.85%
Collaterized loan obligations	-	-	6,755	-	-	6,755
Interest rate	-%	-%	2.78%	-%	-%	2.78%
Subtotal	295,255	1,122,391	683,277	34,465	-	2,135,388
Interest rate	2.66%	2.67%	3.29%	2.96%	-%	2.85%
MBS	-	-	-	-	943,458	943,458
Interest rate	-%	-%	-%	-%	2.36%	2.36%
Total	$295,255	$1,122,391	$683,277	$34,465	$943,458	$3,078,846
Interest rate	2.66%	2.67%	3.29%	2.96%	2.36%	2.70%

The following table shows the amortized cost carrying amount and fair value of the Company’s debt securities held to maturity as of the dates indicated:

	At December 31,
	2019	2018	2017
	(In thousands)
Agency residential MBS	$353,937	$447,332	$545,883
Non-agency residential MBS	2,354	3,387	4,462
Agency commercial MBS	-	-	9,041
Obligations of states and political subdivisions	381,781	533,890	599,478
Total	$738,072	$984,609	$1,158,864
Fair value	$744,296	$971,445	$1,155,342

The following table sets forth the relative maturities and contractual yields of the Company’s debt securities held to maturity at December 31, 2019. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Debt Securities Held to Maturity Maturity Distribution

	At December 31, 2019
	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
	($ in thousands)
Obligations of states and political subdivisions	$70,378	$161,911	$149,492	$-	$-	$381,781
Interest rate	2.24%	2.98%	3.54%	-%	-%	3.04%
MBS	-	-	-	-	356,291	356,291
Interest rate	-%	-%	-%	-%	1.94%	1.94%
Total	$70,378	$161,911	$149,492	$-	$356,291	$738,072
Interest rate	2.24%	2.98%	3.54%	-%	1.94%	2.51%

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At December 31, 2019		At December 31, 2018
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Financial	$772,852	42%	$531,512	40%
Utilities	222,951	12%	197,568	15%
Consumer, Non-cyclical	185,784	10%	169,851	13%
Industrial	177,051	10%	152,636	12%
Communications	128,635	7%	49,642	4%
Technology	107,632	6%	105,324	8%
Energy	86,883	5%	19,668	1%
Basic Materials	76,434	4%	30,410	2%
Consumer, Cyclical	75,561	4%	58,430	5%
Total Corporate securities	$1,833,783	100%	$1,315,041	100%

[The remainder of this page intentionally left blank]

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At December 31, 2019, the Company’s investment securities portfolios included securities issued by 451 state and local government municipalities and agencies located within 42 states. The largest exposure to any one municipality or agency was $9.0 million (fair value) represented by one general obligation bond.

	At December 31, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$83,984	$86,527
Texas	36,396	36,815
New Jersey	29,347	29,688
Washington	23,862	24,516
Minnesota	20,624	20,871
Other (33 states)	189,286	193,302
Total general obligation bonds	$383,499	$391,719

Revenue bonds:
California	$31,829	$32,278
Kentucky	16,384	16,680
Colorado	12,176	12,479
Washington	11,208	11,509
Indiana	9,935	10,145
Virginia	8,027	8,328
Arizona	7,912	8,106
Other (25 states)	60,338	61,347
Total revenue bonds	$157,809	$160,872
Total obligations of states and political subdivisions	$541,308	$552,591

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

At December 31, 2019 and December 31, 2018, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 20 revenue sources at December 31, 2019 and 22 revenue sources December 31, 2018. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At December 31, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$36,960	$37,699
Sewer	19,039	19,545
Sales tax	15,695	16,101
Lease (renewal)	15,230	15,539
Lease (abatement)	10,913	11,160
Other (15 sources)	59,972	60,828
Total revenue bonds by revenue source	$157,809	$160,872

[The remainder of this page intentionally left blank]

	At December 31, 2018
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$46,326	$46,671
Sales tax	28,264	28,517
Sewer	28,335	28,502
Lease (renewal)	17,013	17,051
College & University	13,919	13,714
Other (17 sources)	86,481	85,930
Total revenue bonds by revenue source	$220,338	$220,385

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

The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Loan Portfolio

	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Commercial	$222,085	$275,080	$335,996	$354,697	$382,748
Commercial real estate	578,758	580,480	568,584	542,171	637,456
Construction	1,618	3,982	5,649	2,555	3,951
Residential real estate	32,748	44,866	65,183	87,724	120,091
Consumer installment and other	291,455	302,794	312,570	365,564	389,150
Total loans	$1,126,664	$1,207,202	$1,287,982	$1,352,711	$1,533,396

The following table shows the maturity distribution and interest rate sensitivity of commercial, commercial real estate, and construction loans at December 31, 2019. Balances exclude residential real estate loans and consumer loans totaling $324.2 million. These types of loans are typically paid in monthly installments over a number of years.

Loan Maturity Distribution

	At December 31, 2019
	Within One Year	One to Five Years	After Five Years	Total
	(In thousands)
Commercial and Commercial real estate	$81,528	$153,156	$566,159	$800,843
Construction	1,618	-	-	1,618
Total	$83,146	$153,156	$566,159	$802,461
Loans with fixed interest rates	$36,610	$64,427	$32,451	$133,488
Loans with floating or adjustable interest rates	46,536	88,729	533,708	668,973
Total	$83,146	$153,156	$566,159	$802,461

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

Nonperforming Assets

	At December 31,
	2019	2018	2017	2016	2015
	(In thousands)

Nonperforming nonaccrual loans	$659	$998	$1,641	$3,956	$14,648
Performing nonaccrual loans	3,781	3,870	4,285	4,429	350
Total nonaccrual loans	4,440	4,868	5,926	8,385	14,998
Accruing loans 90 or more days past due	440	551	531	497	295
Total nonperforming loans	4,880	5,419	6,457	8,882	15,293
Other real estate owned	43	350	1,426	3,095	9,264
Total nonperforming assets	$4,923	$5,769	$7,883	$11,977	$24,557

Nonperforming assets have declined during 2019 due to payoffs, chargeoffs and sale of Other Real Estate Owned. At December 31, 2019, one loan secured by commercial real estate with a balance of $3.7 million was on nonaccrual status. The remaining eight nonaccrual loans held at December 31, 2019 had an average carrying value of $96 thousand.

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

The following table summarizes the allowance for loan losses, chargeoffs and recoveries for the periods indicated:

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
	($ in thousands)
Analysis of the Allowance for Loan Losses
Balance, beginning of period	$21,351	$23,009	$25,954	$29,771	$31,485
(Reversal of) provision for loan losses	-	-	(1,900)	(3,200)	-
Loans charged off:
Commercial	(97)	(513)	(961)	(2,023)	(756)
Commercial real estate	-	(240)	-	-	(449)
Construction	-	-	-	-	(431)
Residential real estate	-	-	-	-	-
Consumer and other installment	(4,473)	(4,124)	(4,957)	(4,749)	(3,493)
Total chargeoffs	(4,570)	(4,877)	(5,918)	(6,772)	(5,129)
Recoveries of loans previously charged off:
Commercial	768	1,447	762	4,028	1,174
Commercial real estate	196	-	88	554	290
Construction	-	-	1,899	-	45
Consumer and other installment	1,739	1,772	2,124	1,573	1,906
Total recoveries	2,703	3,219	4,873	6,155	3,415
Net loan losses	(1,867)	(1,658)	(1,045)	(617)	(1,714)
Balance, end of period	$19,484	$21,351	$23,009	$25,954	$29,771

Net loan losses as a percentage of average loans	0.16%	0.14%	0.08%	0.04%	0.11%

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

The remainder of the allowance is considered to be unallocated. The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance. The unallocated allowance addresses additional qualitative factors consistent with Management's analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company's general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in loan chargeoff history (external factors). The primary external factor evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management as of December 31, 2019 is economic and business conditions $0.5 million. Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company's loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company and the judgmental amount of unallocated reserve assigned by Management are: concentrations of credit at $1.2 million, adequacy of lending Management and staff at $0.9 million, and loan review system at $1.1 million.

The following table presents the allocation of the allowance for loan losses as of December 31 for the years indicated:

	At December 31,
	2019		2018		2017		2016		2015
	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans
	($ in thousands)
Commercial	$4,959	20%	$6,311	23%	$7,746	26%	$8,327	26%	$9,559	25%
Commercial real estate	4,064	51%	3,884	48%	3,849	44%	3,330	40%	4,212	42%
Construction	109	-%	1,465	-%	335	1%	152	-%	235	-%
Residential real estate	206	3%	869	4%	995	5%	1,330	7%	1,801	8%
Consumer installment and other	6,445	26%	5,645	25%	6,418	24%	7,980	27%	8,001	25%
Unallocated portion	3,701	-%	3,177	-%	3,666	-%	4,835	-%	5,963	-%
Total	$19,484	100%	$21,351	100%	$23,009	100%	$25,954	100%	$29,771	100%

The portion of the allowance for loan losses ascribed to loan segments changed from December 31, 2018 to December 31, 2019 based on Management’s evaluation of credit risk. The allowance for loan losses ascribed to commercial loans, construction loans and residential real estate loans declined primarily due to lower levels of credit exposure. The allowance for loan losses ascribed to consumer installment loans increased based on Management’s assessment of delinquency rates.

	Allowance for Loan Losses
	For the Twelve Months Ended December 31, 2019
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351
(Reversal) provision	(2,023)	(16)	(1,356)	(663)	3,534	524	-
Chargeoffs	(97)	-	-	-	(4,473)	-	(4,570)
Recoveries	768	196	-	-	1,739	-	2,703
Total allowance for loan losses	$4,959	$4,064	$109	$206	$6,445	$3,701	$19,484

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At December 31, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,413	$-	$-	$-	$-	$-	$2,413
Collectively evaluated for impairment	2,546	4,064	109	206	6,445	3,701	17,071
Total	$4,959	$4,064	$109	$206	$6,445	$3,701	$19,484
Carrying value of loans:
Individually evaluated for impairment	$8,182	$7,409	$-	$190	$43	$-	$15,824
Collectively evaluated for impairment	213,903	571,349	1,618	32,558	291,412	-	1,110,840
Total	$222,085	$578,758	$1,618	$32,748	$291,455	$-	$1,126,664

Management considers the $19.4 million allowance for loan losses to be adequate as a reserve against probable incurred loan losses in the loan portfolio as of December 31, 2019.

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

The Company’s asset and liability position was slightly “asset sensitive” at December 31, 2019, depending on the interest rate assumptions applied to each simulation model. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes.

At December 31, 2019, Management’s most recent measurements of estimated changes in net interest income were:

Static Simulation (balance sheet composition unchanged):
Assumed Immediate Parallel Shift in Interest Rates	-1.00%	0.00%	1.00%
First Year Change in Net Interest Income	-8.20%	0.00%	5.10%

Dynamic Simulation (balance sheet composition changes):
Assumed Change in Interest Rates Over 1 Year	-1.00%	0.00%	1.00%
First Year Change in Net Interest Income	-4.10%	0.00%	1.90%

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98% of funding for average total assets in the twelve months ended December 31, 2019 and December 31, 2018. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary source of liquidity. The Company held $3.8 billion in total investment securities at December 31, 2019. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At December 31, 2019, such collateral requirements totaled approximately $760 million.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $44 million and $43 million in the years ended December 31, 2019 and December 31, 2018, respectively, and retire common stock in the amount of $488 thousand and $524 thousand, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Contractual Obligations

Deposits and sort-term borrowings are detailed on pages 42, 43 and 44. The following table sets forth the known contractual obligations, except deposits, short-term borrowing arrangements and post-retirement benefit plans, of the Company:

	At December 31, 2019
	Within One Year	Over One to Three Years	Over Three to Five Years	After Five Years	Total
	(In thousands)
Operating Lease Obligations	$6,048	$7,683	$3,838	$637	$18,206
Purchase Obligations	8,457	8,584	-	-	17,041
Total	$14,505	$16,267	$3,838	$637	$35,247

Operating lease obligations have not been reduced by minimum sublease rentals of $1.5 million due in the future under noncancelable subleases. Operating lease obligations may be retired prior to the contractual maturity as discussed in the notes to the consolidated financial statements. The purchase obligation consists of the Company’s minimum liabilities under contracts with third-party automation services providers.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.9% in the year ended December 31, 2019 and 11.3% in the year ended December 31, 2018. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $14 million in the year ended December 31, 2019 and $13 million in the year ended December 31, 2018.

The Company paid common dividends totaling $44 million in the year ended December 31, 2019 and $43 million in the year ended December 31, 2018, which represent dividends per common share of $1.63 and $1.60, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 8 thousand shares valued at $488 thousand in the year ended December 31, 2019 and 9 thousand shares valued at $524 thousand in the year ended December 31, 2018.

The Company's primary capital resource is shareholders' equity, which was $731 million at December 31, 2019 compared with $616 million at December 31, 2018. The Company's ratio of equity to total assets was 13.0% at December 31, 2019 and 11.1% at December 31, 2018.

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

Banking organizations that are not subject to the “advanced approaches rule” began complying with the final rule on January 1, 2015; on such date, the Company and the Bank became subject to the revised definitions of regulatory capital, the new minimum regulatory capital ratios, and various regulatory capital adjustments and deductions according to transition provisions and timelines. All banking organizations began calculating standardized total risk-weighted assets on January 1, 2015. The transition period for the capital conservation buffer for all banking organizations began on January 1, 2016 and ended January 1, 2019, when the 2.5% capital conservation buffer was fully implemented. Any banking organization subject to the rule which is unable to maintain its “capital conservation buffer” above the minimum regulatory capital ratios will be restricted in the payment of discretionary executive compensation and shareholder distributions, such as dividends and share repurchases.

The final rule did not supersede provisions of the Federal Deposit Insurance Corporation Improvement Act (FDICIA) requiring federal banking agencies to take prompt corrective action (PCA) to resolve problems of insured depository institutions. The final rule revised the PCA thresholds to incorporate the higher minimum levels of capital, including the “common equity tier 1” ratio.

The capital ratios for the Company and the Bank under the new capital framework are presented in the tables below, on the dates indicated.

					To Be
					Well-capitalized
			Required for		Under Prompt
	At December 31, 2019		Capital Adequacy		Corrective Action
	Company	Bank	Purposes		Regulations (Bank)

Common Equity Tier I Capital	16.22%	11.80%	7.00%	(1)	6.50%
Tier I Capital	16.22%	11.80%	8.50%	(1)	8.00%
Total Capital	16.83%	12.58%	10.50%	(1)	10.00%
Leverage Ratio	10.50%	7.60%	4.00%		5.00%

(1) Includes 2.5% capital conservation buffer.

[The remainder of this page intentionally left blank]

							To Be
			Required for				Well-capitalized
			Capital Adequacy Purposes				Under Prompt
	At December 31, 2018		Effective		Effective		Corrective Action
	Company	Bank	January 1, 2018		January 1, 2019		Regulations (Bank)

Common Equity Tier I Capital	16.30%	13.01%	6.375%	(1)	7.00%	(2)	6.50%
Tier I Capital	16.30%	13.01%	7.875%	(1)	8.50%	(2)	8.00%
Total Capital	17.03%	13.94%	9.875%	(1)	10.50%	(2)	10.00%
Leverage Ratio	9.51%	7.55%	4.000%		4.00%		5.00%

(1) Includes 1.875% capital conservation buffer.

(2) Includes 2.5% capital conservation buffer.

In June 2016, the Financial Accounting Standards Board issued an update to the accounting standards for credit losses known as the "Current Expected Credit Losses" (CECL) methodology, which replaces the existing incurred loss methodology for certain financial assets. The Company will adopt the CECL methodology effective January 1, 2020, which involves an implementing accounting entry to retained earnings on a net-of-tax basis. In December 2018, the federal bank regulatory agencies approved a final rule which became effective April 1, 2019, modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of implementing the CECL methodology. The Company does not expect the adoption of the CECL methodology to have a material adverse day-one impact to capital ratios and does not plan to adopt the phase in regulatory capital relief. See Note 1 to the consolidated financial statements, “Recently Issued Accounting Standards” for more information on the CECL methodology.

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

The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	For the Years Ended December 31,
	2019			2018			2017
	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate
	($ In thousands)

Noninterest-bearing demand	$2,222,876	46.3%	-%	$2,209,924	45.4%	-%	$2,095,522	44.4%	-%
Interest bearing:
Transaction	932,524	19.4%	0.05%	928,277	19.0%	0.04%	888,116	18.8%	0.03%
Savings	1,464,080	30.5%	0.06%	1,519,375	31.2%	0.06%	1,492,725	31.6%	0.02%
Time less than $100 thousand	103,399	2.2%	0.25%	119,586	2.5%	0.23%	136,324	2.9%	0.17%
Time $100 thousand or more	78,925	1.6%	0.41%	94,919	1.9%	0.39%	109,563	2.3%	0.38%
Total (1)	$4,801,804	100.0%	0.07%	$4,872,081	100.0%	0.04%	$4,722,250	100.0%	0.04%

(1) The rates for total deposits reflect the value of noninterest-bearing deposits.

The Company’s strategy includes building the value of its deposit base by building balances of lower-costing deposits and avoiding reliance on higher-costing time deposits. Average balances of higher costing time deposits declined 26% to $182 million from 2017 to 2019. The Company’s average balances of checking and savings accounts represented 96% of average balances of total deposits in 2019 compared with 96% in 2018 and 95% in 2017.

Total time deposits were $169 million and $195 million at December 31, 2019 and 2018, respectively.  The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits. The Company has no foreign time deposits.

Time Deposits Maturity Distribution

At December 31, 2019
(In thousands)
2020	$126,859
2021	20,375
2022	9,300
2023	5,871
2024	6,892
Thereafter	40
Total	$169,337

The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:

Time Deposits $100,000 or more Maturity Distribution

At December 31, 2019
(In thousands)
Three months or less	$26,739
Over three through six months	14,263
Over six through twelve months	17,257
Over twelve months	22,723
Total	$80,982

Short-term Borrowings

The following table sets forth the short-term borrowings of the Company:

Short-Term Borrowings Distribution

	At December 31,
	2019	2018	2017
	(In thousands)
Securities sold under agreements to repurchase the securities	$30,928	$51,247	$58,471
Total short-term borrowings	$30,928	$51,247	$58,471

[The remainder of this page intentionally left blank]

Further detail of federal funds purchased and other borrowed funds is as follows:

	For the Years Ended December 31,
	2019	2018	2017
	($ in thousands)
Federal funds purchased balances and rates paid on outstanding amount:
Average balance for the year	$1	$1	$5
Maximum month-end balance during the year	-	-	-
Average interest rate for the year	1.98%	2.56%	1.53%
Average interest rate at period end	-%	-%	-%
Securities sold under agreements to repurchase the securities balances and rates paid on outstanding amount:
Average balance for the year	$51,441	$59,991	$69,666
Maximum month-end balance during the year	61,411	68,894	82,126
Average interest rate for the year	0.07%	0.06%	0.06%
Average interest rate at period end	0.06%	0.06%	0.06%

Financial Ratios

The following table shows key financial ratios for the periods indicated:

	At and For the Years Ended December 31,
	2019	2018	2017
Return on average total assets	1.44%	1.27%	0.92%
Return on average common shareholders' equity	11.90%	11.35%	8.39%
Average shareholders' equity as a percentage of:
Average total assets	12.07%	11.22%	10.96%
Average total loans	58.14%	52.16%	45.34%
Average total deposits	14.07%	12.95%	12.63%
Common dividend payout ratio	55%	60%	83%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Westamerica Bancorporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2019 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. Their opinion and attestation on internal control over financial reporting appear on page 88.

Dated: February 27, 2020

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2019	2018
	(In thousands)
Assets:
Cash and due from banks	$373,421	$420,284
Equity securities	-	1,747
Debt securities available for sale	3,078,846	2,654,670
Debt securities held to maturity, with fair values of: $744,296 at December 31, 2019 and $971,445 at December 31, 2018	738,072	984,609
Loans	1,126,664	1,207,202
Allowance for loan losses	(19,484)	(21,351)
Loans, net of allowance for loan losses	1,107,180	1,185,851
Other real estate owned	43	350
Premises and equipment, net	34,597	34,507
Identifiable intangibles, net	1,391	1,929
Goodwill	121,673	121,673
Other assets	164,332	162,906
Total Assets	$5,619,555	$5,568,526

Liabilities:
Noninterest-bearing deposits	$2,240,112	$2,243,251
Interest-bearing deposits	2,572,509	2,623,588
Total deposits	4,812,621	4,866,839
Short-term borrowed funds	30,928	51,247
Other liabilities	44,589	34,849
Total Liabilities	4,888,138	4,952,935

Contingencies (Note 12)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 27,062 at December 31, 2019 and 26,730 at December 31, 2018	465,460	448,351
Deferred compensation	771	1,395
Accumulated other comprehensive income (loss)	26,051	(39,996)
Retained earnings	239,135	205,841
Total Shareholders' Equity	731,417	615,591
Total Liabilities and Shareholders' Equity	$5,619,555	$5,568,526

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$58,153	$59,030	$61,740
Equity securities	392	354	293
Debt securities available for sale	74,147	60,383	44,371
Debt securities held to maturity	18,997	24,031	27,432
Interest-bearing cash	6,993	7,925	4,476
Total Interest and Loan Fee Income	158,682	151,723	138,312
Interest Expense:
Deposits	1,854	1,922	1,856
Short-term borrowed funds	34	37	44
Total Interest Expense	1,888	1,959	1,900
Net Interest and Loan Fee Income	156,794	149,764	136,412
Reversal of Provision for Loan Losses	-	-	(1,900)
Net Interest and Loan Fee Income After Reversal of Provision For Loan Losses	156,794	149,764	138,312
Noninterest Income:
Service charges on deposit accounts	17,882	18,508	19,612
Merchant processing services	10,132	9,630	8,426
Debit card fees	6,357	6,643	6,421
Trust fees	2,963	2,938	2,875
ATM processing fees	2,776	2,752	2,610
Other service fees	2,255	2,567	2,584
Life insurance gains	433	585	-
Financial services commissions	392	499	639
Securities gains (losses)	217	(52)	7,955
Other noninterest income	4,001	4,079	5,506
Total Noninterest Income	47,408	48,149	56,628
Noninterest Expense:
Salaries and related benefits	51,054	53,007	51,519
Occupancy and equipment	20,240	19,679	19,430
Outsourced data processing services	9,471	9,229	9,035
Professional fees	2,465	2,842	2,161
Courier service	1,878	1,779	1,732
Loss contingency	553	3,500	5,542
Amortization of identifiable intangibles	538	1,921	3,077
Impairment of tax credit investments	-	-	625
Other noninterest expense	12,787	14,959	14,647
Total Noninterest Expense	98,986	106,916	107,768
Income Before Income Taxes	105,216	90,997	87,172
Provision for income taxes	24,827	19,433	37,147
Net Income	$80,389	$71,564	$50,025

Average Common Shares Outstanding	26,956	26,649	26,291
Diluted Average Common Shares Outstanding	27,006	26,756	26,419
Per Common Share Data:
Basic earnings	$2.98	$2.69	$1.90
Diluted earnings	2.98	2.67	1.89
Dividends paid	1.63	1.60	1.57

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Net Income	$80,389	$71,564	$50,025
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on debt securities available for sale	93,936	(27,939)	(3,767)
Deferred tax (expense) benefit	(27,771)	8,258	1,585
Reclassification of gains included in net income	(167)	-	(7,955)
Deferred tax expense on gains included in net income	49	-	3,345
Changes in unrealized gains (losses) on debt securities available for sale, net of tax	66,047	(19,681)	(6,792)
Post-retirement benefit transition obligation amortization	-	-	59
Deferred tax expense	-	-	(25)
Post-retirement benefit transition obligation amortization, net of tax	-	-	34
Total Other Comprehensive Income (Loss)	66,047	(19,681)	(6,758)
Total Comprehensive Income	$146,436	$51,883	$43,267

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income (Loss)	Earnings	Total
	(In thousands, except per share data)

Balance, December 31, 2016	25,907	$404,606	$1,533	$(10,074)	$165,302	$561,367
Net income for the year 2017					50,025	50,025
Other comprehensive loss				(6,758)		(6,758)
Exercise of stock options	509	24,583				24,583
Restricted stock activity	13	707				707
Stock based compensation		1,824				1,824
Stock awarded to employees	2	104				104
Retirement of common stock	(6)	(90)			(224)	(314)
Dividends ($1.57 per share)					(41,299)	(41,299)
Balance, December 31, 2017	26,425	431,734	1,533	(16,832)	173,804	590,239
Cumulative effect of equity securities losses reclassified				142	(142)	-
Adjusted Balance, January 1, 2018	26,425	431,734	1,533	(16,690)	173,662	590,239
Reclass stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017				(3,625)	3,625	-
Net income for the year 2018					71,564	71,564
Other comprehensive loss				(19,681)		(19,681)
Exercise of stock options	292	13,373				13,373
Restricted stock activity	20	1,281	(138)			1,143
Stock based compensation		1,988				1,988
Stock awarded to employees	2	124				124
Retirement of common stock	(9)	(149)			(375)	(524)
Dividends ($1.60 per share)					(42,635)	(42,635)
Balance, December 31, 2018	26,730	448,351	1,395	(39,996)	205,841	615,591
Cumulative effect of bond premium amortization adjustment, net of tax					(2,801)	(2,801)
Adjusted Balance, January 1, 2019	26,730	448,351	1,395	(39,996)	203,040	612,790
Net income for the year 2019					80,389	80,389
Other comprehensive income				66,047		66,047
Shares issued from stock warrant exercise, net of repurchase	51	-				-
Exercise of stock options	269	13,699				13,699
Restricted stock activity	18	1,697	(624)			1,073
Stock based compensation	-	1,744				1,744
Stock awarded to employees	2	105				105
Retirement of common stock	(8)	(136)			(352)	(488)
Dividends ($1.63 per share)					(43,942)	(43,942)
Balance, December 31, 2019	27,062	$465,460	$771	$26,051	$239,135	$731,417

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2019	2018	2017
Operating Activities:	(In thousands)
Net income	$80,389	$71,564	$50,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	20,626	24,402	26,082
Reversal of provision for loan losses	-	-	(1,900)
Net amortization of deferred loan fees	(260)	(203)	(46)
Increase in interest income receivable	(2,963)	(2,277)	(2,068)
Decrease (increase) in net deferred tax asset	3,662	(943)	27,018
Increase in other assets	(14,806)	(4,017)	(1,732)
Stock option compensation expense	1,744	1,988	1,824
(Decrease) increase in income taxes payable	(1,733)	7,554	(6,650)
Decrease in interest expense payable	(9)	(27)	(31)
(Decrease) increase in other liabilities	(5,298)	(580)	(3,016)
Life insurance gains	(433)	(585)	-
Securities (gains) losses	(217)	52	(7,955)
Gain on sale of other assets	-	-	(1,004)
(Gain) loss on disposal of premises and equipment	-	(216)	60
Net (gain) loss on sale of or write-down of foreclosed assets	-	(83)	147
Net Cash Provided by Operating Activities	80,702	96,629	80,754
Investing Activities:
Net repayments of loans	79,396	80,985	66,065
Net payments under FDIC(1) indemnification agreements	-	-	(63)
Proceeds from life insurance policies	1,273	1,169	-
Purchases of debt securities available for sale	(970,542)	(854,555)	(635,814)
Proceeds from sale/maturity/calls of debt securities available for sale	631,016	353,327	319,324
Proceeds from maturity/calls of debt securities held to maturity	238,450	167,029	178,429
Proceeds from sale of equity securities	1,797	-	-
Purchases of premises and equipment	(3,994)	(3,123)	(2,720)
Proceeds from sale of premises and equipment	-	446	-
Proceeds from sale of foreclosed assets	307	1,159	1,521
Net Cash Used in Investing Activities	(22,297)	(253,563)	(73,258)
Financing Activities:
Net change in deposits	(54,218)	39,226	122,872
Net change in short-term borrowings	(20,319)	(7,224)	(607)
Exercise of stock options	13,699	13,373	24,583
Retirement of common stock	(488)	(524)	(314)
Common stock dividends paid	(43,942)	(42,635)	(41,299)
Net Cash (Used in) Provided by Financing Activities	(105,268)	2,216	105,235
Net Change In Cash and Due from Banks	(46,863)	(154,718)	112,731
Cash and Due from Banks at Beginning of Period	420,284	575,002	462,271
Cash and Due from Banks at End of Period	$373,421	$420,284	$575,002
Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$23,587	$-	$-
Amount recognized upon initial adoption of ASU 2016-02	15,325	-	-
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	5,123	-	-
Interest paid for the period	1,898	1,932	1,931
Income tax payments for the period	24,491	13,627	17,351

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

Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require Management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in fair value of an asset not carried on the financial statements at fair value warrants an impairment writedown or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. The allowance for loan losses accounting is an area requiring the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. A discussion of the factors affecting the accounting for the allowance for loan losses is included in the following “Loans” and “Allowance for Credit Losses” sections. Carrying assets and liabilities at fair value inherently results in financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third party sources, when available. The “Securities” section discusses the factors that may affect the valuation of the Company’s securities. Although the estimates contemplate current conditions and how Management expects them to change in the future, it is reasonably possible that in 2020 actual conditions could be worse than anticipated in those estimates, which could materially affect our results of operations and financial condition.

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

Equity Securities. Equity securities consist of marketable equity securities and mutual funds which are recorded at fair value. Unrealized gains and losses are included in net income effective January 1, 2018. Prior to such date unrealized gains and losses were included in other comprehensive income.

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

Purchase premiums are amortized to the earliest call date and purchase discounts are amortized to maturity as an adjustment to yield using the effective interest method. Unamortized premiums, unaccreted discounts, and early payment premiums are recognized as a component of gain or loss on sale upon disposition of the related security. Interest and dividend income are recognized when earned. Realized gains and losses from the sale of available for sale securities are included in earnings using the specific identification method.

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

Recently Adopted Accounting Standards

In 2019, the Company adopted the following new accounting guidance:

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

The Company adopted the ASU provisions on January 1, 2019. The Company does not currently engage in trading activities or use derivative instruments to control interest rate risk, even though such activities may be permitted with the approval of the Company’s Board of Directors. The Company evaluated the prepayable assets in the HTM portfolio and did not affect a one-time reclassification of prepayable assets from HTM to the AFS upon implementation.

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

The Company will adopt the ASU provisions effective January 1, 2020. Management has evaluated available data, defined portfolio segments of loans with similar attributes, and selected loss estimate models for each identified loan portfolio segment. Management has measured historical loss rates for each portfolio segment. Management has also segmented debt securities held to maturity, selected methods to estimate losses for each segment, and preliminarily measured a loss estimate. Internal controls over financial reporting have been designed but have not completely operated. The company is reviewing and validating the most recent loss estimates and is completing the formal governance and approval processes. The Company expects the cumulative effect adjustment to have an immaterial impact on the allowance for loan losses, other liabilities, shareholders’ equity, deferred taxes, and debt securities held to maturity.

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

The provisions of the ASU are effective January 1, 2020 with the option to early adopt any removed or modified disclosures upon issuance of the ASU. The Company early adopted the provisions to remove and/or modify relevant disclosures in the “Fair Value Measurements” note to the unaudited consolidated financial statements. The requirement to include additional disclosures will be adopted by the Company effective January 1, 2020. The additional disclosures will not affect the financial results upon adoption.

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

The Company had no equity securities at December 31, 2019 due to the sales of such securities during the third quarter 2019. The market value of equity securities was $1,747 thousand at December 31, 2018. During the twelve months ended December 31, 2019, the Company recognized gross unrealized holding gains of $50 thousand in earnings. During the twelve months ended December 31, 2018, the Company recognized gross unrealized holding losses of $52 thousand in earnings.

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of cumulative other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, follows:

	At December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$19,999	$1	$-	$20,000
Securities of U.S. Government sponsored entities	111,251	14	(98)	111,167
Agency residential mortgage-backed securities (MBS)	934,592	10,996	(5,838)	939,750
Agency commercial MBS	3,711	-	(3)	3,708
Securities of U.S. Government entities	553	-	(9)	544
Obligations of states and political subdivisions	159,527	3,656	(44)	163,139
Corporate securities	1,805,479	29,183	(879)	1,833,783
Collateralized Loan Obligations	6,748	7	-	6,755
Total debt securities available for sale	3,041,860	43,857	(6,871)	3,078,846
Debt securities held to maturity
Agency residential MBS	353,937	766	(2,235)	352,468
Non-agency residential MBS	2,354	22	-	2,376
Obligations of states and political subdivisions	381,781	7,672	(1)	389,452
Total debt securities held to maturity	738,072	8,460	(2,236)	744,296
Total	$3,779,932	$52,317	$(9,107)	$3,823,142

[The remainder of this page intentionally left blank]

	At December 31, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$139,572	$5	$(3)	$139,574
Securities of U.S. Government sponsored entities	167,228	65	(3,275)	164,018
Agency residential MBS	883,715	595	(30,439)	853,871
Non-agency residential MBS	113	1	-	114
Agency commercial MBS	1,869	-	(27)	1,842
Securities of U.S. Government entities	1,128	-	(9)	1,119
Obligations of states and political subdivisions	180,220	1,856	(2,985)	179,091
Corporate securities	1,337,608	1,075	(23,642)	1,315,041
Total debt securities available for sale	2,711,453	3,597	(60,380)	2,654,670
Debt securities held to maturity
Agency residential MBS	447,332	249	(14,129)	433,452
Non-agency residential MBS	3,387	40	-	3,427
Obligations of states and political subdivisions	533,890	3,403	(2,727)	534,566
Total debt securities held to maturity	984,609	3,692	(16,856)	971,445
Total	$3,696,062	$7,289	$(77,236)	$3,626,115

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At December 31, 2019
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$294,698	$295,255	$70,378	$70,602
Over 1 to 5 years	1,104,775	1,122,391	161,911	165,126
Over 5 to 10 years	670,595	683,277	149,492	153,724
Over 10 years	33,489	34,465	-	-
Subtotal	2,103,557	2,135,388	381,781	389,452
MBS	938,303	943,458	356,291	354,844
Total	$3,041,860	$3,078,846	$738,072	$744,296

	At December 31, 2018
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$262,418	$261,976	$86,172	$86,148
Over 1 to 5 years	1,438,849	1,414,020	214,137	213,829
Over 5 to 10 years	85,817	85,877	232,544	233,515
Over 10 years	38,672	36,970	1,037	1,074
Subtotal	1,825,756	1,798,843	533,890	534,566
MBS	885,697	855,827	450,719	436,879
Total	$2,711,453	$2,654,670	$984,609	$971,445

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At December 31, 2019 and December 31, 2018, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At December 31, 2019
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Securities of U.S. Government sponsored entities	1	$9,951	$(49)	3	$45,877	$(49)	4	$55,828	$(98)
Agency residential MBS	6	11,674	(100)	47	347,384	(5,738)	53	359,058	(5,838)
Agency commercial MBS	1	3,708	(3)	-	-	-	1	3,708	(3)
Securities of U.S. Government entities	-	-	-	2	544	(9)	2	544	(9)
Obligations of states and political subdivisions	-	-	-	7	4,163	(44)	7	4,163	(44)
Corporate securities	8	71,577	(162)	11	64,380	(717)	19	135,957	(879)
Total	16	$96,910	$(314)	70	$462,348	$(6,557)	86	$559,258	$(6,871)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At December 31, 2019
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	6	$12,098	$(87)	54	$277,203	$(2,148)	60	$289,301	$(2,235)
Obligations of states and political subdivisions	-	-	-	1	251	(1)	1	251	(1)
Total	6	$12,098	$(87)	55	$277,454	$(2,149)	61	$289,552	$(2,236)

The unrealized losses on the Company’s debt securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates. The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by a major rating agency. One corporate bond with an amortized cost of $15.0 million and a fair value of $14.5 million at December 31, 2019, is rated below investment grade. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The Company does not intend to sell any debt securities and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. Therefore, the Company does not consider these debt securities to be other-than-temporarily impaired as of December 31, 2019.

The fair values of the debt securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for debt securities declines. As a result, other than temporary impairments may occur in the future.

As of December 31, 2019 and December 31, 2018, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $760,365 thousand and $728,161 thousand, respectively.

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

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)

Taxable	$77,800	$65,330	$51,445
Tax-exempt from regular federal income tax	15,736	19,438	20,651
Total interest income from investment securities	$93,536	$84,768	$72,096

[The remainder of this page intentionally left blank]

Note 3: Loans and Allowance for Credit Losses

At December 31, 2018, the Company had $5,713 thousand in loans secured by residential real estate which are indemnified from loss by the FDIC up to 80% of principal; the indemnification expired February 6, 2019.

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At December 31,
	2019	2018
	(In thousands)
Commercial	$222,085	$275,080
Commercial Real Estate	578,758	580,480
Construction	1,618	3,982
Residential Real Estate	32,748	44,866
Consumer Installment & Other	291,455	302,794
Total	$1,126,664	$1,207,202

Changes in the accretable yield for purchased loans were as follows:

	For the twelve months ended December 31,
	2019	2018
Accretable yield:	(In thousands)
Balance at the beginning of the period	$182	$738
Reclassification from nonaccretable difference	1,103	1,119
Accretion	(472)	(1,675)
Balance at the end of the period	$813	$182

Accretion	$(472)	$(1,675)
Change in FDIC indemnification	-	2
(Increase) in interest income	$(472)	$(1,673)

The following summarizes activity in the allowance for loan losses:

	Allowance for Loan Losses
	For the Twelve Months Ended December 31, 2019
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351
(Reversal) provision	(2,023)	(16)	(1,356)	(663)	3,534	524	-
Chargeoffs	(97)	-	-	-	(4,473)	-	(4,570)
Recoveries	768	196	-	-	1,739	-	2,703
Total allowance for loan losses	$4,959	$4,064	$109	$206	$6,445	$3,701	$19,484

	Allowance for Loan Losses
	For the Twelve Months Ended December 31, 2018
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$7,746	$3,849	$335	$995	$6,418	$3,666	$23,009
(Reversal) provision	(2,369)	275	1,130	(126)	1,579	(489)	-
Chargeoffs	(513)	(240)	-	-	(4,124)	-	(4,877)
Recoveries	1,447	-	-	-	1,772	-	3,219
Total allowance for loan losses	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351

[The remainder of this page intentionally left blank]

	Allowance for Loan Losses
	For the Twelve Months Ended December 31, 2017
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

The allowance for loan losses and recorded investment in loans evaluated for impairment were as follows:

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At December 31, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,413	$-	$-	$-	$-	$-	$2,413
Collectively evaluated for impairment	2,546	4,064	109	206	6,445	3,701	17,071
Total	$4,959	$4,064	$109	$206	$6,445	$3,701	$19,484
Carrying value of loans:
Individually evaluated for impairment	$8,182	$7,409	$-	$190	$43	$-	$15,824
Collectively evaluated for impairment	213,903	571,349	1,618	32,558	291,412	-	1,110,840
Total	$222,085	$578,758	$1,618	$32,748	$291,455	$-	$1,126,664

	Allowance for Loan Losses and Recorded Investment in Loans Evaluated for Impairment
	At December 31, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$2,752	$-	$-	$-	$-	$-	$2,752
Collectively evaluated for impairment	3,559	3,884	1,465	869	5,645	3,177	18,599
Total	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351
Carrying value of loans:
Individually evaluated for impairment	$9,944	$8,438	$-	$717	$143	$-	$19,242
Collectively evaluated for impairment	265,136	572,042	3,982	44,149	302,651	-	1,187,960
Total	$275,080	$580,480	$3,982	$44,866	$302,794	$-	$1,207,202

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

[The remainder of this page intentionally left blank]

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$213,542	$567,525	$1,618	$31,055	$289,424	$1,103,164
Substandard	8,543	11,233	-	1,693	1,329	22,798
Doubtful	-	-	-	-	308	308
Loss	-	-	-	-	394	394
Total	$222,085	$578,758	$1,618	$32,748	$291,455	$1,126,664

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2018
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$264,634	$567,578	$3,982	$43,112	$300,553	$1,179,859
Substandard	10,446	12,902	-	1,754	1,556	26,658
Doubtful	-	-	-	-	135	135
Loss	-	-	-	-	550	550
Total	$275,080	$580,480	$3,982	$44,866	$302,794	$1,207,202

Credit risk profile reflects internally assigned grades of purchased covered loans without regard to FDIC indemnification on $5,713 thousand in loans secured by residential real estate at December 31, 2018. The indemnification expired February 6, 2019.

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2019
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$221,199	$531	$158	$-	$197	$222,085
Commercial real estate	573,809	432	421	-	4,096	578,758
Construction	1,618	-	-	-	-	1,618
Residential real estate	31,934	274	540	-	-	32,748
Consumer installment and other	286,391	2,960	1,517	440	147	291,455
Total	$1,114,951	$4,197	$2,636	$440	$4,440	$1,126,664

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2018
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$274,045	$781	$254	$-	$-	$275,080
Commercial real estate	574,853	617	785	-	4,225	580,480
Construction	3,982	-	-	-	-	3,982
Residential real estate	43,372	789	189	-	516	44,866
Consumer installment and other	297,601	3,408	1,107	551	127	302,794
Total	$1,193,853	$5,595	$2,335	$551	$4,868	$1,207,202

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2019 and December 31, 2018.

The following summarizes impaired loans:

	Impaired Loans
	At December 31,
	2019			2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
	Investment	Balance	Allowance	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Commercial	$21	$21	$-	$755	$759	$-
Commercial real estate	7,408	8,856	-	8,438	10,373	-
Residential real estate	190	220	-	717	747	-
Consumer installment and other	43	43	-	270	377	-
Total with no related allowance recorded	7,662	9,140	-	10,180	12,256	-

With an allowance recorded:
Commercial	8,160	8,160	2,413	9,189	9,189	2,752
Total with an allowance recorded	8,160	8,160	2,413	9,189	9,189	2,752
Total	$15,822	$17,300	$2,413	$19,369	$21,445	$2,752

Impaired loans include troubled debt restructured loans. Impaired loans at December 31, 2019, included $6,713 thousand of restructured loans, $3,670 thousand of which were on nonaccrual status. Impaired loans at December 31, 2018, included $8,579 thousand of restructured loans, $4,225 thousand of which were on nonaccrual status.

	Impaired Loans
	For the Twelve Months Ended December 31,
	2019		2018		2017
	Average	Recognized	Average	Recognized	Average	Recognized
	Recorded	Interest	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income	Investment	Income
	(In thousands)
Commercial	$8,412	$140	$10,532	$667	$11,156	$508
Commercial real estate	7,428	139	11,703	758	14,806	884
Residential real estate	191	3	269	19	423	17
Consumer installment and other	44	1	254	14	415	20
Total	$16,075	$283	$22,758	$1,458	$26,800	$1,429

The following tables provide information on troubled debt restructurings:

	Troubled Debt Restructurings
	At December 31, 2019
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial	2	$278	$32	$11
Commercial real estate	6	8,367	6,492	-
Residential real estate	1	241	189	-
Total	9	$8,886	$6,713	$11

[The remainder of this page intentionally left blank]

	Troubled Debt Restructurings
	At December 31, 2018
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial	4	$2,274	$811	$19
Commercial real estate	8	9,237	7,568	-
Residential real estate	1	241	200	-
Total	13	$11,752	$8,579	$19

During the twelve months ended December 31, 2019 and December 31, 2018, the Company did not modify any loans that were considered troubled debt restructurings.

During the year ended December 31, 2017, the Company modified four loans with a carrying value of $699 thousand that were considered troubled debt restructurings. The four concessions granted in 2017 consisted of modifications of payment terms to extend the maturity date to allow for deferred principal repayment and under-market terms.

There were no chargeoffs related to troubled debt restructurings made during the year ended December 31, 2019. During the year ended December 31, 2018, one troubled debt restructured loan with a carrying value of $41 thousand was charged off. During the year ended December 31, 2017, one troubled debt restructured loan with a carrying value of $58 thousand was charged off. During the years ended December 31, 2019, 2018 and 2017, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

There were no loans restricted due to collateral requirements at December 31, 2019 and December 31, 2018.

There were no loans held for sale at December 31, 2019 and December 31, 2018.

At December 31, 2019 and December 31, 2018, the Company held total other real estate owned (OREO) of $43 thousand and $350 thousand, respectively. There was no reserve applied against OREO at December 31, 2019 and December 31, 2018. There were no foreclosed residential real estate properties at December 31, 2019 and December 31, 2018. There was no covered OREO at December 31, 2018. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $124 thousand at December 31, 2019 and $516 thousand at December 31, 2018.

Note 4: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for loan losses, capital notes, and debentures of the bank. At December 31, 2019, the Bank did not have credit extended to any one entity exceeding these limits. At December 31, 2019, the Bank had 34 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments related to real estate loans of $43,129 thousand and $53,891 thousand at December 31, 2019 and December 31, 2018, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At December 31, 2019, the Bank held corporate bonds in 92 issuing entities that exceeded $5 million for each issuer.

[The remainder of this page intentionally left blank]

Note 5: Premises, Equipment, Other Assets and Other Liabilities

Premises and equipment consisted of the following:

	At December 31,
	Cost	Accumulated Depreciation and Amortization	Net Book Value
	(In thousands)
2019
Land	$11,691	$-	$11,691
Building and improvements	42,529	(28,353)	14,176
Leasehold improvements	6,219	(5,405)	814
Furniture and equipment	26,793	(18,877)	7,916
Total	$87,232	$(52,635)	$34,597
2018
Land	$11,691	$-	$11,691
Building and improvements	41,912	(27,178)	14,734
Leasehold improvements	6,174	(4,968)	1,206
Furniture and equipment	23,845	(16,969)	6,876
Total	$83,622	$(49,115)	$34,507

Depreciation and amortization of premises and equipment included in noninterest expense amounted to $3,879 thousand in 2019, $3,677 thousand in 2018 and $3,925 thousand in 2017.

Other assets consisted of the following:

	At December 31,
	2019	2018
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	57,810	56,083
Net deferred tax asset	11,085	42,256
Right-of-use asset	17,136	-
Limited partnership investments	20,773	10,219
Interest receivable	28,797	25,834
Prepaid assets	3,737	4,658
Other assets	10,767	9,629
Total other assets	$164,332	$162,906

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

The net deferred tax asset at December 31, 2019 of $11,085 thousand was net of deferred tax obligations of $10,934 thousand related to available for sale debt securities unrealized gains. The net deferred tax asset at December 31, 2018 of $42,256 thousand included deferred tax benefits of $16,787 thousand related to available for sale debt securities unrealized losses.

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. On September 30, 2019, Visa Inc. announced a revised conversion rate applicable to its class B common stock resulting from its September 27, 2019 deposit of funds into its litigation escrow account. This funding reduced the conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, from 1.6298 to 1.6228 per share, effective as of September 27, 2019. Visa Inc. class A common stock had a closing price of $187.90 per share on December 31, 2019, the last day of stock market trading for the fourth quarter 2019. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At December 31, 2019, this investment totaled $20,773 thousand and $16,231 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2018, this investment totaled $10,219 thousand and $4,799 thousand of this amount represented outstanding equity capital commitments. At December 31, 2019, the $16,231 thousand of outstanding equity capital commitments are expected to be paid as follows, $5,009 thousand in 2020, $4,075 thousand in 2021, $5,980 thousand in 2022, $295 thousand in 2023, $24 thousand in 2024, $301 thousand in 2025 and $547 thousand in 2026 or thereafter.

The amounts recognized in net income for these investments include:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Investment loss included in pre-tax income	$2,400	$2,900	$1,800
Valuation impairment included in pre-tax income	-	-	625
Tax credits recognized in provision for income taxes	875	1,121	1,850

The $625 thousand valuation impairment recognized in 2017 was due to a decline in future expected federal tax benefits due to the reduction in the federal corporate tax rate upon enactment of the Tax Cuts and Jobs Act of 2017.

Other liabilities consisted of the following:

	At December 31,
	2019	2018
	(In thousands)
Operating lease liability	$17,136	$-
Other liabilities	27,453	34,849
Total other liabilities	$44,589	$34,849

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of 5 years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional 5 year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of December 31, 2019.

As of December 31, 2019, the Company recorded a lease liability of $17,136 thousand and a right-of-use asset of $17,136 thousand, respectively. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.9 years and 2.92%, respectively, at December 31, 2019. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of December 31, 2019.

Total lease costs during the twelve months ended December 31, 2019, of $6,880 thousand was recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the twelve months ended December 31, 2019.

[The remainder of this page intentionally left blank]

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At December 31,
2019
(In thousands)
2020	$6,048
2021	4,317
2022	3,366
2023	2,633
2024	1,205
Thereafter	637
Total minimum lease payments	18,206
Less: discount	(1,070)
Present value of lease liability	$17,136

Note 6: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the twelve months ended December 31, 2019 and December 31, 2018. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the twelve months ended December 31, 2019 and year ended December 31, 2018 no such adjustments were recorded.

The carrying values of goodwill were:

	At December 31,
	2019	2018
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At December 31,
	2019		2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Core deposit intangibles	$56,808	$(55,417)	$56,808	$(54,879)

[The remainder of this page intentionally left blank]

As of December 31, 2019, the current period and estimated future amortization expense for identifiable intangible assets was:

Total
Core
Deposit
Intangibles
(In thousands)
For the Twelve months ended December 31, 2019 (actual)	$538
Estimate for year ending December 31, 2020	287
2021	269
2022	252
2023	236
2024	222

Note 7: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At December 31,
	2019	2018
	(In thousands)
Noninterest-bearing	$2,240,112	$2,243,251
Interest-bearing:
Transaction	931,888	929,346
Savings	1,471,284	1,498,991
Time deposits less than $100 thousand	88,355	102,654
Time deposits $100 thousand through $250 thousand	54,874	64,512
Time deposits more than $250 thousand	26,108	28,085
Total deposits	$4,812,621	$4,866,839

Demand deposit overdrafts of $1,055 thousand and $980 thousand were included as loan balances at December 31, 2019 and December 31, 2018, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $326 thousand in 2019, $368 thousand in 2018 and $415 thousand in 2017.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At December 31,
	2019	2018
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$65,833	$73,803
Agency residential MBS	52,485	58,380
Corporate securities	146,253	91,837
Total collateral carrying value	$264,571	$224,020
Total short-term borrowed funds	$30,928	$51,247

	For the Years Ended December 31,
	2019	2018
	Highest Balance at Any Month-end
	(In thousands)
Securities sold under repurchase agreements	$61,411	$68,894

Note 8: Shareholders’ Equity

The Company grants stock options and restricted performance shares to employees in exchange for employee services, pursuant to the shareholder-approved 1995 Stock Option Plan, which was last amended and restated in 2012. Nonqualified stock option grants (“NQSO”) are granted with an exercise price equal to the fair market value of the related common stock on the grant date. NQSO generally become exercisable in equal annual installments over a three-year period with each installment vesting on the anniversary date of the grant. Each NQSO has a maximum ten-year term. A restricted performance share grant becomes vested after three years of being awarded, provided the Company has attained its performance goals for such three-year period. 2019 Omnibus Equity Incentive Plan was approved by the Company’s shareholders on April 25, 2019 and became effective for grants and stock issuance on or after January 1, 2020.

The following table summarizes information about stock options granted under the Plan as of December 31, 2019. The intrinsic value is calculated as the difference between the market value as of December 31, 2019 and the exercise price of the shares. The market value as of December 31, 2019 was $67.77 as reported by the NASDAQ Global Select Market:

			Options Outstanding				Options Exercisable
			At December 31, 2019			For the Twelve Months Ended December 31, 2019	At December 31, 2019			For the Twelve Months Ended December 31, 2019
Range of Exercise Price			Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
			(In thousands)		(Years)		(In thousands)		(Years)
$40	-	45	60	$1,512	5.7	$42	60	$1,512	5.7	$42
45	-	50	-	-	-	-	-	-	-	-
50	-	55	28	428	3.1	53	28	428	3.1	53
55	-	60	113	1,203	7.1	57	54	568	7.1	57
60	-	65	360	1,921	8.6	62	48	270	8.1	62
$40	-	65	561	$5,064	7.7	59	190	$2,778	6.3	53

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the twelve months ended December 31, 2019, 2018 and 2017, the Company granted 250 thousand, 249 thousand and 266 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

	For the Years Ended December 31,
	2019	2018	2017
Expected volatility (1)	20%	20%	20%
Expected life in years (2)	4.7	4.8	4.8
Risk-free interest rate (3)	2.67%	2.50%	1.97%
Expected dividend yield	2.55%	2.65%	3.28%
Fair value per award	$10.19	$9.98	$8.27

(1)	Measured using daily price changes of Company’s stock over respective expected term of the option and the implied volatility derived from the market prices of the Company’s stock and traded options.
(2)	The number of years that the Company estimates that the options will be outstanding prior to exercise.
(3)	The risk-free rate over the expected life based on the US Treasury yield curve in effect at the time of the grant.

Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options at December 31, 2019 is 1,327 thousand.

A summary of option activity during the year ended December 31, 2019 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(In thousands)		(Years)
Outstanding at January 1, 2018	946	$53.78
Granted	250	62.67
Exercised	(516)	50.88
Forfeited or expired	(119)	61.65
Outstanding at December 31, 2018	561	58.75	7.7
Exercisable at December 31, 2018	190	53.11	6.3

A summary of the Company’s nonvested option activity during the twelve months ended December 31, 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at January 1, 2019	489	$8.71
Granted	250	10.19
Vested	(247)	8.01
Forfeited	(120)	9.82
Nonvested at December 31, 2019	372	$9.81

The weighted average estimated grant date fair value for options granted under the Company’s stock option plan during the twelve months ended December 31, 2019, 2018 and 2017 was $10.19, $9.98 and $8.27 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2019 is $2,842 thousand and the weighted average period over which the cost is expected to be recognized is 1.7 years.

The total intrinsic value of options exercised during the twelve months ended December 31, 2019, 2018 and 2017 was $3,398 thousand, $4,264 thousand and $4,642 thousand, respectively. The total fair value of Restricted Performance Shares (“RPSs”) that vested during the twelve months ended December 31, 2019, 2018 and 2017 was $1,073 thousand, $1,143 thousand and $708 thousand, respectively. The total fair value of options vested during the twelve months ended December 31, 2019, 2018 and 2017 was $1,980 thousand, $1,835 thousand and $1,493 thousand, respectively. The Company adopted the ASU 2016-09 provisions effective January 1, 2017, which has the potential to create volatility in the book tax provision at the time nonqualified stock options are exercised or expire. During the twelve months of 2019, 516 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $1,485 thousand. During the twelve months of 2018, 292 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $2,516 thousand. During the twelve months of 2017, 509 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $1,667 thousand. The income tax provision was $435 thousand lower in 2019 and $737 thousand lower in 2018 lower than would have been under accounting standards prior to the adoption of ASU 2016-09.

[The remainder of this page intentionally left blank]

A summary of the status of the Company’s restricted performance shares as of December 31, 2019 and 2018 and changes during the twelve months ended on those dates, follows:

	2019	2018
	(In thousands)
Outstanding at January 1,	39	49
Granted	10	11
Issued upon vesting	(17)	(19)
Forfeited	(5)	(2)
Outstanding at December 31,	27	39

As of December 31, 2019 and 2018, the restricted performance shares had a weighted-average contractual life of 1.0 year and 1.2 years, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $758 thousand, $660 thousand and $827 thousand for the year ended December 31, 2019, 2018 and 2017, respectively. There were no stock appreciation rights or incentive stock options granted in the year ended December 31, 2019 and 2018.

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

The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2019, approximately 1,750 thousand shares remained available to repurchase under such plans.

Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2019, no shares of Class B Common Stock or Preferred Stock were outstanding.

Note 9: Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% in 2019. The capital conservation buffer was 2.5% for 2019 and 1.875% for 2018. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2019, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

[The remainder of this page intentionally left blank]

The capital ratios for the Company and the Bank under the new capital framework as of the dates indicated are presented in the table below.

	At December 31, 2019		Required for Capital Adequacy Purposes Effective January 1, 2019			To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$579,216	16.22%	$249,976	7.000%	(1)	N/A	N/A
Bank	415,730	11.80%	246,671	7.000%	(1)	$229,052	6.50%
Tier 1 Capital
Company	579,216	16.22%	303,542	8.500%	(1)	N/A	N/A
Bank	415,730	11.80%	299,529	8.500%	(1)	281,910	8.00%
Total Capital
Company	600,860	16.83%	374,964	10.500%	(1)	N/A	N/A
Bank	443,374	12.58%	370,007	10.500%	(1)	352,388	10.00%
Leverage Ratio (2)
Company	579,216	10.50%	220,755	4.000%		N/A	N/A
Bank	415,730	7.60%	218,851	4.000%		273,564	5.00%

(1) Includes 2.5% capital conservation buffer.

(2) The leverage ratio consists of Tier 1capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

	At December 31, 2018		Required for Capital Adequacy Purposes Effective January 1, 2018			To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$528,042	16.30%	$206,576	6.375%	(3)	N/A	N/A
Bank	415,575	13.01%	203,664	6.375%	(3)	$207,658	6.50%
Tier 1 Capital
Company	528,042	16.30%	255,182	7.875%	(3)	N/A	N/A
Bank	415,575	13.01%	251,585	7.875%	(3)	255,579	8.00%
Total Capital
Company	551,701	17.03%	319,990	9.875%	(3)	N/A	N/A
Bank	445,234	13.94%	315,480	9.875%	(3)	319,474	10.00%
Leverage Ratio (2)
Company	528,042	9.51%	222,111	4.000%		N/A	N/A
Bank	415,575	7.55%	220,312	4.000%		275,390	5.00%

(2) The leverage ratio consists of Tier 1capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

(3) Includes 1.875% capital conservation buffer.

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

The components of the net deferred tax asset are as follows:

	At December 31,
	2019	2018
	(In thousands)
Deferred tax asset
Allowance for credit losses	$6,326	$6,868
State franchise taxes	1,948	3,026
Securities available for sale	-	16,787
Deferred compensation	5,118	5,229
Real estate owned	400	553
Purchased assets and assumed liabilities	406	935
Post-retirement benefits	517	555
Employee benefit accruals	1,875	2,104
VISA Class B shares	263	167
Limited partnership investments	1,228	708
Impaired capital assets	2,875	3,070
Accrued liabilities	1,606	2,554
Premises and equipment	261	31
Other	377	721
Sub total deferred tax asset	23,200	43,308
Tax valuation	(269)	-
Total deferred tax asset	22,931	43,308
Deferred tax liability
Net deferred loan fees	239	291
Securities available for sale	10,934	-
Intangible assets	673	761
Total deferred tax liability	11,846	1,052
Net deferred tax asset	$11,085	$42,256

At December 31, 2019 and December 31, 2018, the Company had $2,875 thousand and $3,070 thousand, respectively, deferred tax asset related to California capital loss carryforwards which will expire if unutilized within five years of the year incurred. In the second quarter 2019, the Company re-assessed its ability to realize benefits from California capital loss carryforwards. The Company established a $269 thousand valuation allowance to reflect the expiring California capital loss carryforwards of $1,607 thousand for 2014, $916 thousand for 2015 and $821 thousand for 2016, for a total of $3,344 thousand.

In the second quarter 2019, the Company decreased unrecognized tax benefits by $909 thousand related to settlements with taxing authorities. The settlements incorporated amended tax returns for which the Company had recognized a deferred tax asset in the amount of $1,003 thousand.

[The remainder of this page intentionally left blank]

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred are as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Current income tax expense:
Federal	$11,570	$10,560	$1,778
State	9,595	9,816	7,810
Total current	21,165	20,376	9,588
Deferred income tax (benefit) expense:
Federal	2,340	(206)	14,461
State	1,322	(737)	783
Total deferred	3,662	(943)	15,244
Adjustment of net deferred tax asset for enacted changes in tax rates:
Federal	-	-	12,315
State	-	-	-
Total adjustments	-	-	12,315
Provision for income taxes	$24,827	$19,433	$37,147

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Federal income taxes due at statutory rate	$22,095	$19,109	$30,509
Additions (reductions) in income taxes resulting from:
Interest on state and municipal securities and loans not taxable for federal income tax purposes	(3,584)	(4,375)	(7,794)
State franchise taxes, net of federal income tax benefit	8,625	7,173	5,586
Re-measurement of net deferred tax asset due to enactment of new federal tax rate	-	-	12,315
Stock compensation deduction in excess of book expense	(312)	(528)	(583)
Tax credits	(1,040)	(1,291)	(1,850)
Dividend received deduction	(38)	(32)	(60)
Cash value life insurance	(464)	(490)	(603)
Other	(455)	(133)	(373)
Provision for income taxes	$24,827	$19,433	$37,147

The 2017 income tax provision includes a $12.3 million dollar charge to re-measure the Company’s net deferred tax asset as a result of the enactment of the Tax Cuts and Jobs Act of 2017.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits follow:

	2019	2018
	(In thousands)

Balance at January 1,	$909	$909
Additions for tax positions taken in the current period	-	-
Reductions for tax positions taken in the current period	-	-
Additions for tax positions taken in prior years	-	-
Reductions for tax positions taken in prior years	-	-
Decrease related to settlements with taxing authorities	(909)	-
Decrease as a result of a lapse in statute of limitations	-	-
Balance at December 31,	$-	$909

In 2019 the Company settled in full by signed agreement with the state taxing authorities and had no uncertain tax positions at December 31, 2019, related to positions taken on tax returns which were previously under examination.

The Company classifies interest and penalties as a component of the provision for income taxes. At December 31, 2019, the tax years ended December 31, 2018, 2017 and 2016 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2018, 2017 and 2016 remain subject to examination by the California Franchise Tax Board.

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

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At December 31, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$20,000	$20,000	$-	$-
Securities of U.S. Government sponsored entities	111,167	-	111,167	-
Agency residential mortgage-backed securities (MBS)	939,750	-	939,750	-
Agency commercial MBS	3,708	-	3,708	-
Securities of U.S. Government entities	544	-	544	-
Obligations of states and political subdivisions	163,139	-	163,139	-
Corporate securities	1,833,783	-	1,833,783	-
Collateralized Loan Obligations	6,755	-	6,755	-
Total debt securities available for sale	$3,078,846	$20,000	$3,058,846	$-

(1) There were no transfers in to or out of level 3 during the twelve months ended December 31, 2019.

	At December 31, 2018
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Equity securities
Mutual funds	$1,747	$-	$1,747	$-
Total equity securities	1,747	-	1,747	-
Debt securities available for sale
U.S. Treasury securities	139,574	139,574	-	-
Securities of U.S. Government sponsored entities	164,018	-	164,018	-
Agency residential MBS	853,871	-	853,871	-
Non-agency residential MBS	114	-	114	-
Agency commercial MBS	1,842	-	1,842	-
Securities of U.S. Government entities	1,119	-	1,119	-
Obligations of states and political subdivisions	179,091	-	179,091	-
Corporate securities	1,315,041	-	1,315,041	-
Total debt securities available for sale	2,654,670	139,574	2,515,096	-
Total	$2,656,417	$139,574	$2,516,843	$-

(1) There were no transfers in to or out of level 3 during the twelve months ended December 31, 2018.

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at December 31, 2019 and December 31, 2018, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Twelve Months Ended
	At December 31, 2019				December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$43	$-	$-	$43	$-
Impaired loans:
Commercial	5,747	-	-	5,747	-
Commercial real estate	4,091	-	-	4,091	-
Residential real estate	190	-	-	190	-
Total assets measured at fair value on a nonrecurring basis	$10,071	$-	$-	$10,071	$-

					For the
					Twelve Months Ended
	At December 31, 2018				December 31, 2018
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$350	$-	$-	$350	$-
Impaired loans:
Commercial	6,437	-	-	6,437	-
Commercial real estate	3,870	-	-	3,870	(240)
Total assets measured at fair value on a nonrecurring basis	$10,657	$-	$-	$10,657	$(240)

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

[The remainder of this page intentionally left blank]

	At December 31, 2019
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$373,421	$373,421	$373,421	$-	$-
Debt securities held to maturity	738,072	744,296	-	744,296	-
Loans	1,107,180	1,152,949	-	-	1,152,949

Financial Liabilities:
Deposits	$4,812,621	$4,810,934	$-	$4,643,284	$167,650
Short-term borrowed funds	30,928	30,928	-	30,928	-

	At December 31, 2018
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$420,284	$420,284	$420,284	$-	$-
Debt securities held to maturity	984,609	971,445	-	971,445	-
Loans	1,185,851	1,184,770	-	-	1,184,770

Financial Liabilities:
Deposits	$4,866,839	$4,862,668	$-	$4,671,588	$191,080
Short-term borrowed funds	51,247	51,247	-	51,247	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 12: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $265,311 thousand at December 31, 2019 and $278,598 thousand at December 31, 2018. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $3,099 thousand at December 31, 2019 and $2,772 thousand at December 31, 2018. The Company had no commitments outstanding for commercial and similar letters of credit at December 31, 2019 and December 31, 2018. The Company had $550 thousand and $75 thousand in outstanding full recourse guarantees to a 3rd party credit card company at December 31, 2019 and December 31, 2018, respectively. The Company had a reserve for unfunded commitments of $2,160 thousand at December 31, 2019 and $2,308 thousand at December 31, 2018, included in other liabilities.

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

Note 13: Retirement Benefit Plans

The Company sponsors a qualified defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to noninterest expense related to discretionary Company contributions to the Deferred Profit-Sharing Plan were $1,000 thousand in 2019, $1,057 thousand in 2018 and $944 thousand in 2017.

The Company also sponsors a qualified defined contribution Tax Deferred Savings/Retirement Plan (ESOP) covering salaried employees who become eligible to participate upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax or after-tax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests primarily in Westamerica Bancorporation common stock. The Company funds contributions to match participating employees’ contributions, subject to certain limits. The matching contributions charged to compensation expense were $986 thousand in 2019, $1,052 thousand in 2018 and $1,098 thousand in 2017.

The Company offers a continuation of group insurance coverage to eligible employees electing early retirement, for the period from the date of retirement until age 65. For eligible employees the Company pays a portion of these early retirees’ group insurance premiums. The Company also reimburses a portion of Medicare Part B premiums for all qualifying retirees over age 65 and, if eligible, their spouses. Eligibility for post-retirement medical benefits is based on age and years of service, and restricted to employees hired prior to February 1, 2006 who elect early retirement prior to January 1, 2021. The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. The Company used a December 31 measurement date for determining post-retirement medical benefit calculations.

The following tables set forth the net periodic post-retirement benefit cost and the change in the benefit obligation for the year ended December 31 and the funded status of the post-retirement benefit plan as of December 31:

Net Periodic Benefit Cost

	At December 31,
	2019	2018	2017
	(In thousands)
Service ( benefit) cost	$(57)	$24	$(311)
Interest cost	72	72	95
Amortization of unrecognized transition obligation	-	-	61
Net periodic cost (benefit)	$15	$96	$(155)

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

Amortization of unrecognized transition obligation, net of tax	-	-	(34)
Total recognized in net periodic cost (benefit) and accumulated other comprehensive income	$15	$96	$(189)

The transition obligation for this post-retirement benefit plan became fully amortized during the year ended December 31, 2017.

[The remainder of this page intentionally left blank]

Obligation and Funded Status

	At December 31,
	2019	2018	2017
Change in benefit obligation	(In thousands)
Benefit obligation at beginning of year	$1,913	$1,958	$2,319
Service (benefit) cost	(57)	24	(311)
Interest cost	72	72	95
Benefits paid	(146)	(141)	(145)
Benefit obligation at end of year	$1,782	$1,913	$1,958
Accumulated post-retirement benefit obligation attributable to:
Retirees	$1,782	$1,913	$1,575
Fully eligible participants	-	-	382
Other	-	-	1
Total	$1,782	$1,913	$1,958
Fair value of plan assets	-	-	-
Accumulated post-retirement benefit obligation in excess of plan assets	$1,782	$1,913	$1,958

Additional Information

Assumptions

	At December 31,
	2019	2018	2017

Weighted-average assumptions used to determine benefit obligations
Discount rate	2.90%	3.76%	3.70%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	3.76%	3.70%	4.10%

The above discount rate is based on the expected return of a portfolio of Corporate Aa debt, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits. Post-retirement medical benefits are currently fixed amounts without provision for future increases; as a result, the assumed annual average rate of inflation used to measure the expected cost of benefits covered by this program is zero percent for 2020 and beyond.

Assumed benefit inflation rates are not applicable for this program.

Estimated future benefit payments
(In thousands)
2020	$152
2021	152
2022	150
2023	149
2024	145
Years 2025-2029	604

[The remainder of this page intentionally left blank]

Note 14: Related Party Transactions

Certain of the Directors, executive officers and their associates have had banking transactions with subsidiaries of the Company in the ordinary course of business. The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2019 and 2018:

	2019	2018
	(In thousands)

Balance at January 1,	$577	$622
Originations	-	-
Principal reductions	(44)	(45)
Balance at December 31,	$533	$577
Percent of total loans outstanding.	0.05%	0.05%

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

The Bank is required to maintain reserves with the Federal Reserve Bank equal to a percentage of its reservable deposits. The Bank’s daily average on deposit at the Federal Reserve Bank was $374,572 thousand in 2019 and $473,250 thousand in 2018, which amounts exceed the Bank’s required reserves.

Note 16: Other Comprehensive Income (loss)

The components of other comprehensive income (loss) and other related tax effects were:

	2019
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Net unrealized gains arising during the year	$93,936	$(27,771)	$66,165
Reclassification of gains included in net income	(167)	49	(118)
Net unrealized gains arising during the year	93,769	(27,722)	66,047
Post-retirement benefit obligation	-	-	-
Other comprehensive income	$93,769	$(27,722)	$66,047

	2018
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Net unrealized losses arising during the year	$(27,939)	$8,258	$(19,681)
Reclassification of losses included in net income	-	-	-
Net unrealized losses arising during the year	(27,939)	8,258	(19,681)
Post-retirement benefit obligation	-	-	-
Other comprehensive loss	$(27,939)	$8,258	$(19,681)

[The remainder of this page intentionally left blank]

	2017
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Net unrealized losses arising during the year	$(3,767)	$1,585	$(2,182)
Reclassification of gains included in net income	(7,955)	3,345	(4,610)
Net unrealized losses arising during the year	(11,722)	4,930	(6,792)
Post-retirement benefit obligation	59	(25)	34
Other comprehensive loss	$(11,663)	$4,905	$(6,758)

Accumulated other comprehensive income (loss) balances were:

	Post-retirement Benefit Obligation	Net Unrealized (Losses) Gains on Securities	Accumulated Other Comprehensive (Loss) Income
	(In thousands)
Balance, December 31, 2016	$(34)	$(10,040)	$(10,074)
Net change	34	(6,792)	(6,758)
Balance, December 31, 2017	-	(16,832)	(16,832)
Cumulative effect of equity securities losses reclassified	-	142	142
Adjusted Balance, January 1, 2018	-	(16,690)	(16,690)
Reclass stranded tax effects resulting from the Tax Cuts and Jobs Act of2017	-	(3,625)	(3,625)
Net change	-	(19,681)	(19,681)
Balance, December 31, 2018	-	(39,996)	(39,996)
Net change	-	66,047	66,047
Balance, December 31, 2019	$-	26,051	$26,051

The transition obligation for this post-retirement benefit plan became fully amortized during the year ended December 31, 2017.

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

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands, except per share data)
Net income (numerator)	$80,389	$71,564	$50,025
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,956	26,649	26,291
Basic earnings per common share	$2.98	$2.69	$1.90
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,956	26,649	26,291
Add common stock equivalents for options	50	107	128
Weighted average number of common shares outstanding - diluted (denominator)	27,006	26,756	26,419
Diluted earnings per common share	$2.98	$2.67	$1.89

For the years ended December 31, 2019, 2018 and 2017, options to purchase 382 thousand, 423 thousand and 323 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

Note 18: Westamerica Bancorporation (Parent Company Only Condensed Financial Information)

Statements of Income and Comprehensive Income

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Dividends from subsidiaries	$80,067	$43,892	$12,728
Interest income	54	33	43
Other income	8,778	9,447	8,590
Total income	88,899	53,372	21,361
Salaries and benefits	6,978	7,575	7,163
Other expense	3,729	3,181	3,416
Total expense	10,707	10,756	10,579
Income before taxes and equity in undistributed income of subsidiaries	78,192	42,616	10,782
Income tax benefit	636	919	241
Earnings of subsidiaries greater than subsidiary dividends	1,561	28,029	39,002
Net income	80,389	71,564	50,025
Other comprehensive loss, net of tax	66,047	(19,681)	(6,758)
Comprehensive income	$146,436	$51,883	$43,267

Balance Sheets

	At December 31,
	2019	2018
	(In thousands)
Assets
Cash	$122,663	$72,878
Investment in Westamerica Bank	573,931	509,125
Investment in non-bank subsidiaries	455	455
Premises and equipment, net	11,006	10,400
Accounts receivable from Westamerica Bank	231	580
Other assets	37,645	36,990
Total assets	$745,931	$630,428
Liabilities
Accounts payable to Westamerica Bank	$33	$46
Other liabilities	14,481	14,791
Total liabilities	14,514	14,837
Shareholders' equity	731,417	615,591
Total liabilities and shareholders' equity	$745,931	$630,428

[The remainder of this page intentionally left blank]

Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018	2017
	(In thousands)
Operating Activities
Net income	$80,389	$71,564	$50,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	449	361	319
(Increase) decrease in accounts receivable from affiliates	80	(43)	(16)
Increase in other assets	(71)	(2,638)	(2,203)
Stock option compensation expense	1,744	1,988	1,824
Provision (benefit) for deferred income tax	(315)	5,028	(3,971)
Increase in other liabilities	856	978	202
Earnings of subsidiaries greater than subsidiary dividends	(1,561)	(28,029)	(39,002)
Life insurance gains	-	(585)	-
Gain on sales of premises and equipment	(1,055)	(538)	(793)
Net Cash Provided by Operating Activities	80,516	48,086	6,385
Investing Activities
Proceeds from life insurance	-	1,169	-
Net Cash Provided by Investing Activities	-	1,169	-
Financing Activities
Exercise of stock options/issuance of shares	13,699	13,373	24,583
Retirement of common stock	(488)	(524)	(314)
Dividends	(43,942)	(42,635)	(41,299)
Net Cash Used in Financing Activities	(30,731)	(29,786)	(17,030)
Net change in cash	49,785	19,469	(10,645)
Cash at Beginning of Period	72,878	53,409	64,054
Cash at End of Period	$122,663	$72,878	$53,409
Supplemental Cash Flow Disclosures:
Supplemental disclosure of cash flow activities:
Interest paid for the period	$-	$-	$-
Income tax payments for the period	24,491	13,627	17,351

Note 19: Quarterly Financial Information

(Unaudited)

For the Three Months Ended
March 31,	June 30,	September 30,	December 31,
(In thousands, except per share data and
price range of common stock)
2019
Interest and loan fee income	$39,483	$39,626	$39,695	$39,878
Net interest income	38,989	39,139	39,240	39,427
Provision for loan losses	-	-	-	-
Noninterest income	11,579	12,288	11,809	11,732
Noninterest expense	25,183	25,561	24,033	24,209
Income before taxes	25,385	25,866	27,016	26,950
Net income	19,646	19,625	20,390	20,728
Basic earnings per common share	0.73	0.73	0.76	0.77
Diluted earnings per common share	0.73	0.73	0.75	0.77
Dividends paid per common share	0.40	0.41	0.41	0.41
Price range, common stock	56.82	-	64.48	59.51	-	64.82	59.26	-	64.56	60.65	-	68.58
2018
Interest and loan fee income	$36,315	$37,346	$38,614	$39,448
Net interest income	35,856	36,887	38,087	38,934
Provision for loan losses	-	-	-	-
Noninterest income	11,955	11,769	12,528	11,897
Noninterest expense	26,022	25,741	29,366	25,787
Income before taxes	21,789	22,915	21,249	25,044
Net income	17,506	18,010	16,993	19,055
Basic earnings per common share	0.66	0.68	0.64	0.71
Diluted earnings per common share	0.66	0.67	0.63	0.71
Dividends paid per common share	0.40	0.40	0.40	0.40
Price range, common stock	55.72	-	62.52	55.81	-	60.68	57.56	-	64.52	52.75	-	63.20
2017
Interest and loan fee income	$34,128	$34,083	$34,623	$35,478
Net interest income	33,648	33,607	34,150	35,007
(Reversal of) provision for loan losses	-	(1,900)	-	-
Noninterest income	11,657	12,123	12,548	20,300
Noninterest expense	25,419	25,316	25,592	31,441
Income before taxes	19,886	22,314	21,106	23,866
Net income	15,049	15,799	15,017	4,160
Basic earnings per common share	0.58	0.60	0.57	0.16
Diluted earnings per common share	0.57	0.60	0.57	0.16
Dividends paid per common share	0.39	0.39	0.39	0.40
Price range, common stock	54.12	-	64.07	51.31	-	57.78	49.54	-	59.54	53.96	-	63.03

[The remainder of this page intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Westamerica Bancorporation

San Rafael, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

(Continued)

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Unallocated Allowance / Qualitative Factors

As disclosed in Note 1 (Business and Accounting Policies) and Note 3 (Loans and Allowance for Credit Losses) to the financial statements, the Company’s total allowance for loan losses balance was $19,484,000 at December 31, 2019, which consists of specific reserves for individually evaluated impaired loans, general reserves for loans collectively evaluated for impairment, and an unallocated allowance based on additional qualitative factors. The allowance for loan losses is the estimated amount of probable incurred losses inherent in the loan portfolio at the balance sheet date. The Company has established an unallocated allowance, which totals $3,701,000 at December 31, 2019, to provide for probable incurred losses not readily allocable to any specific segment of the loan portfolio. The unallocated allowance addresses additional qualitative factors consistent with management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity. Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in past loan charge-off history (external factors). The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors. Also included in the unallocated allowance is the risk of losses that are attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors). The internal factors evaluated by the Company include: loan review system, adequacy of lending management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors.

We identified auditing the estimate of the unallocated allowance for loan losses as a critical audit matter as it involved especially subjective auditor judgment.  Auditing management’s unallocated allowance involved especially subjective auditor judgment because management’s estimate involves significant and subjective assumptions relating to establishing qualitative factors, which require a high degree of judgment relating to the Company’s loan portfolio, operations, and external operating environment and how those items impact probable incurred losses inherent within the loan portfolio.

(Continued)

The primary procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of controls over the evaluation of the qualitative factors used to estimate the unallocated allowance for loan losses, including controls addressing:
o	Management’s review controls over the completeness and accuracy of data used as the basis for the adjustments relating to qualitative factors.
o	Management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of qualitative factors and the resulting unallocated allowance for loan losses.
●	Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the unallocated allowance which included:
o

Evaluating the completeness and accuracy of data used as a basis for the adjustments relating to qualitative reserve factors by corroborating data obtained from external sources and reconciling and vouching internally generated data to system reports.

o

Evaluating that management’s assessment of the data used in the calculation of qualitative factors and the resulting reserves is supported by the data and is reasonable both in direction and magnitude.

o	Analytically evaluating the unallocated allowance for loan losses year over year and testing changes, or lack thereof, for reasonableness compared to credit quality and other relevant trends.

/s/ Crowe LLP

Crowe LLP

We have served as the Company's auditor since 2015.

Sacramento, California

February 27, 2020

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2019.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 46 and 88, respectively.

ITEM 9B. OTHER INFORMATION

None.

[The remainder of this page intentionally left blank]

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information regarding Directors of the Registrant and compliance with Section 16(a) of the Exchange Act required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Board of Directors and Committees”, “Proposal 1 — Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

Executive Officers

The executive officers of the Company and Westamerica Bank serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board at its first meeting following the Annual Meeting of Shareholders. It is anticipated that each of the executive officers listed below will be reappointed to serve in such capacities at that meeting.

Name of Executive	Position	Held Since
David L. Payne	Mr. Payne, born in 1955, is the Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Payne is President and Chief Executive Officer of Gibson Printing and Publishing Company and Gibson Radio and Publishing Company which are newspaper, commercial printing and real estate investment companies headquartered in Vallejo, California.	1984
Jesse Leavitt	Mr. Leavitt, born in 1985, is Senior Vice President and Chief Financial Officer of the Company. Mr. Leavitt joined Westamerica Bancorporation as Vice President and Controller in March 2019.	2020
John “Robert” Thorson	Mr. Thorson, born in 1960, is Senior Vice President and Treasury Division Manager of the Company. Mr. Thorson joined Westamerica Bancorporation in 1989, was Vice President and Manager of Human Resources from 1995 until 2001, Senior Vice President and Treasurer from 2002 until 2005, and Senior Vice President and Chief Financial Officer from 2005 until 2019.	2020
Russell W. Rizzardi	Mr. Rizzardi, born in 1955, is Senior Vice President and Chief Credit Administrator of Westamerica Bank. Mr. Rizzardi joined Westamerica Bank in 2007. He has been in the banking industry since 1979 and was previously with Wells Fargo Bank and U.S. Bank.	2008
Brian J. Donohoe	Mr. Donohoe, born in 1981, is Senior Vice President and Manager of the Operations & Systems Administration of Community Banker Services Corporation. Mr. Donohoe joined Westamerica Bancorporation in 1999 and has held a variety of positions in the Banking Division and the Operations & Systems Division, most recently, Vice President and Manager of Business Services until 2018.	2019

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K of the Securities Act of 1933) that is applicable to its senior financial officers including its chief executive officer, chief financial officer, and principal accounting officer.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the captions “Executive Compensation” in the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

[The remainder of this page intentionally left blank]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Stock Ownership” in the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2019:

	At December 31, 2019
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(In thousands, except exercise price)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	561	$59	1,327
Equity compensation plans not approved by security holders	-	N/A	-
Total	561	$59	1,327

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Certain Relationships and Related Party Transactions” in the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained under the caption “Proposal 3 – Ratification of Independent Auditor” in the Company’s Proxy Statement for its 2020 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

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

/s/ JesseLeavitt

Jesse Leavitt

Senior Vice President

and Chief Financial Officer

(Principal Financial and Accounting Officer)

Date: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Payne David L. Payne	Chairman of the Board and Directors President and Chief Executive Officer (Principal Executive Officer)	February 27, 2020

/s/ Jesse Leavitt Jesse Leavitt	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020

/s/ Etta Allen Etta Allen	Director	February 27, 2020

/s/ Louis E. Bartolini Louis E. Bartolini	Director	February 27, 2020

/s/ E. Joseph Bowler E. Joseph Bowler	Director	February 27, 2020

/s/ Melanie Martella Chiesa Melanie Martella Chiesa	Director	February 27, 2020

/s/ Michele Hassid Michele Hassid	Director	February 27, 2020

/s/ Catherine C. MacMillan Catherine C. MacMillan	Director	February 27, 2020

/s/ Ronald A. Nelson Ronald A. Nelson	Director	February 27, 2020

/s/ Edward B. Sylvester Edward B. Sylvester	Lead Independent Director	February 27, 2020

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

4.1	Description of registered securities
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

10(u)*

Westamerica Bancorporation 2019 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 4 to the Registrant’s Form S-8, filed with the Securities and Exchange Commission on September 27, 2019.

10(v)*

Westamerica Bancorporation 2019 Omnibus Equity Incentive Plan Stock Option Agreement Form, incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2019.

10(w)*

Westamerica Bancorporation 2019 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement Form, incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q, filed with the Securities and Exchange Commission on November 4, 2019.

11.1	Statement re computation of per share earnings incorporated by reference to Note 17 of the notes to the consolidated financial statements of this Report.
14

Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 10, 2004.

21	Subsidiaries of the registrant.
23.1	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

____________

*	Indicates management contract or compensatory plan or arrangement.

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