Form 10-Q
period 2020-03-31
WESTAMERICA BANCORPORATION
filed 2020-05-06
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                              No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of April 30, 2020
Common Stock, No Par Value	26,939,348

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Westamerica Bancorporation (the “Company”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, future credit quality and performance, the appropriateness of the allowance for credit losses, loan growth or reduction, mitigation of risk in the Company’s loan and investment securities portfolios, income or loss, earnings or loss per share, the payment or nonpayment of dividends, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", “estimates”, "intends", "targeted", "projected", “forecast”, "continue", "remain", "will", "should", "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the national and regional economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing or security systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of natural disasters, including earthquakes, fire, flood, drought, pandemics and other disasters on the Company, including on the uninsured value of the Company’s assets and of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values; (13) changes in the securities markets; and (14) the outcome of contingencies, such as legal proceedings. However, the reader should not consider the above-mentioned factors to be a complete set of all potential risks or uncertainties.

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statements in this report to reflect circumstances or events that occur after the date forward looking statements are made, except as may be required by law. The reader is directed to the Company's Form 8-K filed on April 16, 2020, and the annual report on Form 10-K for the year ended December 31, 2019, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.

PART I - FINANCIAL INFORMATION

Item 1      Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At March 31,	At December 31,
	2020	2019
	(In thousands)
Assets:
Cash and due from banks	$304,628	$373,421
Debt securities available for sale	3,210,689	3,078,846
Debt securities held to maturity (DSHTM), net of allowance for credit losses (DSHTM) of $16 at March 31, 2020 and $ - at December 31, 2019 (Fair value of $695,860 at March 31, 2020 and $744,296 at December 31, 2019)	681,821	738,072
Loans	1,121,243	1,126,664
Allowance for credit losses (loans)	(24,804)	(19,484)
Loans, net of allowance for credit losses (loans)	1,096,439	1,107,180
Other real estate owned	43	43
Premises and equipment, net	35,403	34,597
Identifiable intangibles, net	1,318	1,391
Goodwill	121,673	121,673
Other assets	176,112	164,332
Total Assets	$5,628,126	$5,619,555

Liabilities:
Noninterest-bearing deposits	$2,183,283	$2,240,112
Interest-bearing deposits	2,616,143	2,572,509
Total deposits	4,799,426	4,812,621
Short-term borrowed funds	52,664	30,928
Other liabilities	70,490	44,589
Total Liabilities	4,922,580	4,888,138

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,932 at March 31, 2020 and 27,062 at December 31, 2019	465,701	465,460
Deferred compensation	771	771
Accumulated other comprehensive income	171	26,051
Retained earnings	238,903	239,135
Total Shareholders' Equity	705,546	731,417
Total Liabilities and Shareholders' Equity	$5,628,126	$5,619,555

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the
	Three Months Ended
	March 31,
	2020	2019
	(In thousands,
	except per share data)
Interest and Fee Income:
Loans	$13,809	$14,797
Equity securities	103	98
Debt securities available for sale	21,315	17,521
Debt securities held to maturity	3,908	5,329
Interest-bearing cash	856	1,738
Total Interest and Fee Income	39,991	39,483
Interest Expense:
Deposits	434	485
Short-term borrowed funds	8	9
Total Interest Expense	442	494
Net Interest and Fee Income	39,549	38,989
Provision for Credit Losses	4,300	-
Net Interest and Fee Income After Provision For Credit Losses	35,249	38,989
Noninterest Income:
Service charges on deposit accounts	4,248	4,504
Merchant processing services	2,358	2,558
Debit card fees	1,468	1,507
Trust fees	777	717
ATM processing fees	579	633
Other service fees	506	577
Financial services commissions	125	101
Securities gains	-	24
Other noninterest income	1,587	958
Total Noninterest Income	11,648	11,579
Noninterest Expense:
Salaries and related benefits	13,018	13,108
Occupancy and equipment	4,932	5,048
Outsourced data processing services	2,405	2,369
Courier service	491	442
Professional fees	389	665
Amortization of identifiable intangibles	73	310
Other noninterest expense	3,356	3,241
Total Noninterest Expense	24,664	25,183
Income Before Income Taxes	22,233	25,385
Provision for income taxes	5,271	5,739
Net Income	$16,962	$19,646

Average Common Shares Outstanding	27,068	26,841
Average Diluted Common Shares Outstanding	27,139	26,912
Per Common Share Data:
Basic earnings	$0.63	$0.73
Diluted earnings	0.63	0.73
Dividends paid	0.41	0.40

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Net income	$16,962	$19,646
Other comprehensive income (loss):
Changes in net unrealized gains on debt securities available for sale	(36,744)	40,813
Deferred tax benefit (expense)	10,864	(12,066)
Changes in net unrealized gains on debt securities available for sale, net of tax	(25,880)	28,747
Total comprehensive (loss) income	$(8,918)	$48,393

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	(Loss) Income	Earnings	Total
	(In thousands except dividend per share)

Balance, December 31, 2018	26,730	$448,351	$1,395	$(39,996)	$205,841	$615,591
Cumulative effect of bond premium amortization adjustment, net of tax					(2,801)	(2,801)
Adjusted Balance, January 1, 2019	26,730	448,351	1,395	(39,996)	203,040	612,790
Net income for the period					19,646	19,646
Other comprehensive income				28,747		28,747
Shares issued from stock warrant exercise, net of repurchase	51					-
Exercise of stock options	120	5,771				5,771
Restricted stock activity		624	(624)			-
Stock based compensation		541				541
Stock awarded to employees	-	17				17
Dividends ($0.40 per share)					(10,745)	(10,745)
Balance, March 31, 2019	26,901	$455,304	$771	$(11,249)	$211,941	$656,767

Balance, December 31, 2019	27,062	$465,460	$771	$26,051	$239,135	$731,417
Adoption of ASU 2016-13					52	52
Adjusted Balance, January 1, 2020	27,062	465,460	771	26,051	239,187	731,469
Net income for the period					16,962	16,962
Other comprehensive loss				(25,880)		(25,880)
Exercise of stock options	40	2,266				2,266
Restricted stock activity	10	534				534
Stock based compensation		525				525
Stock awarded to employees	-	21				21
Retirement of common stock	(180)	(3,105)			(6,142)	(9,247)
Dividends ($0.41 per share)					(11,104)	(11,104)
Balance, March 31, 2020	26,932	$465,701	$771	$171	$238,903	$705,546

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months
	Ended March 31,
	2020	2019
	(In thousands)
Operating Activities:
Net income	$16,962	$19,646
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	6,304	4,809
Credit loss provision	4,300	-
Net amortization of deferred net loan fees	(18)	(215)
(Increase) decrease in interest income receivable	(201)	1,887
Increase in income taxes payable	4,572	1,575
Decrease in deferred tax asset	879	3,175
Increase in other assets	(3,625)	(1,952)
Stock option compensation expense	525	541
Increase in interest expense payable	10	8
Increase (decrease) in other liabilities	24,743	(6,013)
Securities gains	-	(24)
Net Cash Provided by Operating Activities	54,451	23,437

Investing Activities:
Net repayments of loans	4,545	1,836
Purchases of debt securities available for sale	(438,122)	(219,414)
Proceeds from sale/maturity/calls of debt securities available for sale	266,561	210,429
Proceeds from maturity/calls of debt securities held to maturity	55,112	57,461
Purchases of premises and equipment	(1,796)	(393)
Proceeds from sale of foreclosed assets	-	307
Net Cash (Used in) Provided by Investing Activities	(113,700)	50,226

Financing Activities:
Net change in deposits	(13,195)	(74,255)
Net change in short-term borrowings	21,736	7,070
Exercise of stock options/issuance of shares	2,266	5,771
Retirement of common stock	(9,247)	-
Common stock dividends paid	(11,104)	(10,745)
Net Cash Used in Financing Activities	(9,544)	(72,159)
Net Change In Cash and Due from Banks	(68,793)	1,504
Cash and Due from Banks at Beginning of Period	373,421	420,284
Cash and Due from Banks at End of Period	$304,628	$421,788

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$-	$19,444
Amount recognized upon initial adoption of ASU 2016-02 included above	-	15,325
Loan collateral transferred to other real estate owned	-	-
Securities purchases pending settlement	607	-
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	1,659	1,750
Interest paid for the period	432	486
Income tax payments for the period	-	-

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

Note 2: Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, it is reasonably possible conditions could change materially affecting results of operations and financial conditions.

Application of these principles requires the Company to make certain estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants a writedown or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

Certain amounts in prior periods have been reclassified to conform to the current presentation.

Recently Adopted Accounting Standards

In the three months ended March 31, 2020, the Company adopted the following new accounting guidance:

FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued on June 16, 2016. The ASU significantly changed estimates for credit losses related to financial assets measured at amortized cost and certain other contracts. For estimating credit losses, the FASB replaced the incurred loss model with the current expected credit loss (CECL) model, which accelerated recognition of credit losses. Additionally, credit losses relating to debt securities available-for-sale are recorded through an allowance for credit losses under the new standard. The Company is also required to provide additional disclosures related to the financial assets within the scope of the new standard.

The Company adopted the ASU provisions on a modified retrospective basis on January 1, 2020. Management evaluated available data, defined portfolio segments of loans with similar attributes, and selected loss estimate models for each identified loan portfolio segment. Management measured historical loss rates for each portfolio segment. Management also segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. The adjustment to the allowance for credit losses was recorded through an offsetting after-tax adjustment to shareholders’ equity. The implementing entry increased allowance for credit losses by $2,017 thousand, reduced allowance for credit losses for unfunded credit commitments by $2,107 thousand and increased retained earnings by $52 thousand.

The following table summarizes the impact of adoption of ASU 2016-13.

	January 1, 2020
	Balance,	Impact of	As reported
	prior to adoption	adoption of	under
	of ASU 2016-13	ASU 2016-13	ASU 2016-13
	(In thousands)
Assets:
Allowance for credit losses (loans):
Commercial	$4,959	$3,385	$8,344
Commercial real estate	4,064	618	4,682
Construction	109	(31)	78
Residential real estate	206	(132)	74
Consumer and other installment loans	6,445	1,878	8,323
Unallocated	3,701	(3,701)	-
Allowance for credit losses (loans)	$19,484	$2,017	$21,501

Allowance for credit losses (debt securities held to maturity)	-	16	16

Labilities
Allowance for credit losses for unfunded commitments	2,160	(2,107)	53

Debt Securities. Debt securities consist of securities of government sponsored entities, states, counties, municipalities, corporations, agency and non-agency mortgage-backed securities and asset-backed securities. Securities transactions are recorded on a trade date basis. The Company classifies its debt securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value with unrealized gains and losses included in net income. Held to maturity debt securities are those securities which the Company has the ability and intent to hold until maturity. Held to maturity debt securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Securities not included in trading or held to maturity are classified as available for sale debt securities. Available for sale debt securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale debt securities are included in accumulated other comprehensive income. Accrued interest is recorded within other assets and reversed against interest income if it is not received.

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

The Company follows the guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance when performing investment security pre-purchase analysis or evaluating investment securities for credit loss. Credit ratings issued by recognized rating agencies are considered in the Company’s analysis only as a guide to the historical default rate associated with similarly-rated bonds.

To the extent that debt securities in the held-to-maturity portfolio share common risk characteristics, estimated expected credit losses are calculated in a manner like that used for loans held for investment. That is, for pools of such securities with common risk characteristics, the historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities on those historical credit losses. Expected credit loss on each security in the held-to-maturity portfolio that do not share common risk characteristics with any of the pools of debt securities is individually evaluated and a reserve for credit losses is established at the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded amortized cost basis of the security. For certain classes of debt securities, the bank considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero. Therefore, for those securities, the bank does not record expected credit losses.

AFS debt securities in unrealized loss positions are evaluated for credit related loss at least quarterly. For AFS debt securities, a decline in fair value due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally considered to not be related to credit when the fair value of the security is below the carrying value primarily due to changes in risk-free interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company does not intend to sell nor does it believe it will be required to sell the security before the recovery of its cost basis.

If the Company intends to sell a debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged against the allowance for credit losses with any incremental loss reported in earnings.

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

Nonmarketable Equity Securities. Nonmarketable equity securities include securities that are not publicly traded, such as Visa Class B common stock, and securities acquired to meet regulatory requirements, such as Federal Reserve Bank stock, which are restricted. These restricted securities are accounted for under the cost method and are included in other assets. The Company reviews those assets accounted for under the cost method at least quarterly. The Company’s review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment’s cash flows and capital needs, the viability of its business model and any exit strategy. When the review indicates that impairment exists the asset value is reduced to fair value. The Company recognizes the estimated loss in noninterest income.

Loans. Loans are stated at the principal amount outstanding, net of unearned discount and unamortized deferred fees and costs. Interest is accrued daily on the outstanding principal balances. Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, some loans secured by real estate and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans on a cost-recovery method until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis. Nonaccrual loans are reinstated to accrual status when none of the loan’s principal and interest is past due and improvements in credit quality eliminate doubt as to the full collectability of both principal and interest, or the loan otherwise becomes well secured and in the process of collection. Certain consumer loans or auto receivables are charged off against the allowance for credit losses when they become 120 days past due.

Loans that do not share risk characteristics with other loans in the pools are evaluated individually, including certain classified loans and nonaccrual loans with outstanding principal balances in excess of $500 thousand, and “troubled debt restructured” loans. In general, a restructuring constitutes a troubled debt restructuring when the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower it would not otherwise consider. The Company follows its general nonaccrual policy for troubled debt restructurings. Performing troubled debt restructurings are reinstated to accrual status when improvements in credit quality eliminate the doubt as to full collectability of both principal and interest. Under the Coronavirus Aid, Relief, and Economic Security Act, banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. At March 31, 2020, the Company has not made any such modifications.

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

The preparation of these financial statements requires Management to estimate the amount of expected losses over the expected contractual life of our existing loan portfolio and establish an allowance for credit losses. Loan agreements generally include a maturity date, and the Company considers the contractual life of a loan agreement to extend from the date of origination to the contractual maturity date. In estimating credit losses, Management must exercise significant judgment in evaluating information deemed relevant. The amount of ultimate losses on the loan portfolio can vary from the estimated amounts. Management follows a systematic methodology to estimate loss potential in an effort to reduce the differences between estimated and actual losses.

The allowance for credit losses is established through provisions for credit losses charged to income. Losses on loans are charged to the allowance for credit losses when all or a portion of the recorded amount of a loan is deemed to be uncollectible. Recoveries of loans previously charged off are credited to the allowance when realized. The Company’s allowance for credit losses is maintained at a level considered adequate to provide for expected losses based on historical loss rates adjusted for current and expected conditions over a forecast period. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions, or credit protection agreements and other factors.

Loans that share common risk characteristics are segregated into pools based on common characteristics, which is primarily determined by loan, borrower, or collateral type. Historical loss rates are determined for each pool. For consumer installment loans, primarily secured by automobiles, historical loss rates are determined using a vintage methodology, which tracks losses based on period of origination. For commercial, construction, and commercial real estate, historical loss rates are determined using an open pool methodology where losses are tracked over time for all loans included in the pool at the historical measurement date. Historical loss rates are adjusted for factors that are not reflected in the historical loss rates that are attributable to national or local economic or industry trends which have occurred but have not yet been recognized in past loan charge-off history, estimated losses based on management’s reasonable and supportable expectation of economic trends over a forecast horizon of up to two years, and other factors that impact credit loss expectations that are not reflected in the historical loss rates. Other factors include, but are not limited to, the effectiveness of the Company’s loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, and concentrations of credit. At the end of the two-year forecast period loss rates revert immediately to the historical loss rates. The results of this analysis are applied to the amortized cost of the loans included within each pool.

Loans that do not share risk characteristics with other loans in the pools are evaluated individually. The Company evaluates all classified loans and nonaccrual loans with outstanding principal balances in excess of $500 thousand, and all “troubled debt restructured” loans individually for credit loss. A loan is considered ‘collateral-dependent’ when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. A credit loss reserve for collateral-dependent loans is established at the difference between the amortized cost basis in the loan and the fair value of the underlying collateral adjusted for costs to sell. For other individually evaluated loans that are not collateral dependent, a credit loss reserve is established at the difference between the amortized cost basis in the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate.

Liability for Off-Balance Sheet Credit Exposures. Off-balance sheet credit exposures relate to letters of credit and unfunded loan commitments for commercial, construction and consumer loans. The Company maintains a separate allowance for credit losses from off-balance-sheet credit exposures, which is included within other liabilities on the consolidated statements of financial condition. Increases or reductions to the Company’s allowance for credit losses from off-balance sheet credit exposures are recorded in other expenses. Management estimates the amount of expected losses by estimating expected usage exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for credit loss methodology to estimate the liability for credit losses related to unfunded commitments. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.

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

The provisions of the ASU are effective January 1, 2020 with the option to early adopt any removed or modified disclosures upon issuance of the ASU. The Company early adopted the provisions to remove and/or modify relevant disclosures in the “Fair Value Measurements” note to the unaudited consolidated financial statements. The requirement to include additional disclosures was adopted by the Company January 1, 2020. The additional disclosures did not affect the financial results upon adoption.

Recently Issued Accounting Standards

FASB ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, was issued December 2019. The ASU is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions to the general principles in ASC Topic 740 related to intra-period tax allocation, simplifies when companies recognize deferred taxes in an interim period, and clarifies certain aspects of the current guidance to promote consistent application. This guidance effective for public entities for fiscal years beginning after December 15, 2020, and for interim period within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning January 1, 2021. The Company is currently evaluating the potential effects of this guidance on its consolidated financial statements.

FASB ASU 2020-04, Reference Rate Reform (Topic 848): Simplifying the Accounting for Income Taxes, was issued March 2020. The ASU provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company is currently evaluating the impacts of this ASU and has not yet determined whether LIBOR transition and this ASU will have material effects on our business operations and consolidated financial statements.

Note 3: Investment Securities

The market value of equity securities was $1,771 thousand at March 31, 2019. During the three months ended March 31, 2019, the Company recognized gross unrealized holding gains of $24 thousand in earnings. The Company had no equity securities at March 31, 2020 and December 31, 2019 due to the sales of such securities during the third quarter 2019.

During the quarter ended March 31, 2020, no allowance for credit loss was recorded. An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of cumulative other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $16 thousand, follows:

[The remainder of this page intentionally left blank]

	At March 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities (MBS)	$883,716	$27,425	$(7)	$911,134
Agency commercial MBS	3,674	-	(8)	3,666
Securities of U.S. Government entities	521	-	-	521
Obligations of states and political subdivisions	153,914	3,137	(196)	156,855
Corporate securities	2,112,100	25,527	(55,659)	2,081,968
Collateralized Loan Obligations	56,522	50	(27)	56,545
Total debt securities available for sale	3,210,447	56,139	(55,897)	3,210,689
Debt securities held to maturity
Agency residential MBS	331,069	7,889	(77)	338,881
Non-agency residential MBS	2,168	7	(76)	2,099
Obligations of states and political subdivisions	348,600	6,282	(2)	354,880
Total debt securities held to maturity	681,837	14,178	(155)	695,860
Total	$3,892,284	$70,317	$(56,052)	$3,906,549

	At December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$19,999	$1	$-	$20,000
Securities of U.S. Government sponsored entities	111,251	14	(98)	111,167
Agency residential mortgage-backed securities (MBS)	934,592	10,996	(5,838)	939,750
Agency commercial MBS	3,711	-	(3)	3,708
Securities of U.S. Government entities	553	-	(9)	544
Obligations of states and political subdivisions	159,527	3,656	(44)	163,139
Corporate securities	1,805,479	29,183	(879)	1,833,783
Collateralized Loan Obligations	6,748	7	-	6,755
Total debt securities available for sale	3,041,860	43,857	(6,871)	3,078,846
Debt securities held to maturity
Agency residential MBS	353,937	766	(2,235)	352,468
Non-agency residential MBS	2,354	22	-	2,376
Obligations of states and political subdivisions	381,781	7,672	(1)	389,452
Total debt securities held to maturity	738,072	8,460	(2,236)	744,296
Total	$3,779,932	$52,317	$(9,107)	$3,823,142

[The remainder of this page intentionally left blank]

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At March 31, 2020
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$250,816	$250,551	$53,960	$54,148
Over 1 to 5 years	1,057,214	1,074,112	154,765	157,306
Over 5 to 10 years	984,078	939,245	139,875	143,426
Over 10 years	30,949	31,981	-	-
Subtotal	2,323,057	2,295,889	348,600	354,880
MBS	887,390	914,800	333,237	340,980
Total	$3,210,447	$3,210,689	$681,837	$695,860

	At December 31, 2019
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$294,698	$295,255	$70,378	$70,602
Over 1 to 5 years	1,104,775	1,122,391	161,911	165,126
Over 5 to 10 years	670,595	683,277	149,492	153,724
Over 10 years	33,489	34,465	-	-
Subtotal	2,103,557	2,135,388	381,781	389,452
MBS	938,303	943,458	356,291	354,844
Total	$3,041,860	$3,078,846	$738,072	$744,296

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At March 31, 2020 and December 31, 2019, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At March 31, 2020
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	-	$-	$-	2	$363	$(7)	2	$363	$(7)
Agency commercial MBS	1	3,666	(8)	-	-	-	1	3,666	(8)
Obligations of states and political subdivisions	10	6,627	(66)	7	4,072	(130)	17	10,699	(196)
Corporate securities	93	1,082,643	(54,857)	8	37,419	(802)	101	1,120,062	(55,659)
CLO	1	9,973	(27)	-	-	-	1	9,973	(27)
Total	105	$1,102,909	$(54,958)	17	$41,854	$(939)	122	$1,144,763	$(55,897)

The unrealized losses on the Company’s debt securities available for sale were most likely caused by market conditions for these types of investments, particularly changes in risk-free interest rates. The Company does not intend to sell any debt securities available for sale and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. Therefore, the Company does not consider these debt securities to have credit related loss as of March 31, 2020.

The fair values of debt securities available for sale could decline in the future if the general economy deteriorates inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for debt securities declines. As a result, significant credit loss on debt securities available for sale may occur in the future.

As of March 31, 2020 and December 31, 2019, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $745,596 thousand and $760,365 thousand, respectively.

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

The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by a major rating agency. One corporate bond with an amortized cost of $15.0 million and a fair value of $14.3 million at March 31, 2020, is rated below investment grade. The $14.3 million corporate bond was issued by a pharmaceutical company which develops, manufactures and markets generic and branded human pharmaceuticals, as well as active pharmaceutical ingredients, to customers worldwide. The bond matures in 2021, and the issuing Company has refinanced much of its debt obligations beyond the maturity date. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

For
the Three Months
Ended March 31,
2020
(In thousands)
Allowance for credit losses:
Beginning balance, prior to adoption of ASU 2016-13	$-
Impact of adopting ASU 2016-13	16
Provision	-
Chargeoffs	-
Recoveries	-
Total ending balance	$16

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance.

The following table summarizes the amortized cost of debt securities held to maturity at March 31, 2020, aggregated by credit quality indicator:

	Credit Risk Profile by Credit Rating
	At March 31, 2020
	(In thousands)
	AAA/AA/A	BBB	BB/B	Total

Agency residential MBS	$331,069	$-	$-	$331,069
Non-agency residential MBS	1,120	-	1,048	2,168
Obligations of states and political subdivisions	348,498	102	-	348,600
Total	$680,687	$102	$1,048	$681,837

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of March 31, 2020.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months
	Ended March 31,
	2020	2019
	(In thousands)

Taxable	$21,964	$18,633
Tax-exempt from regular federal income tax	3,362	4,315
Total interest income from investment securities	$25,326	$22,948

[The remainder of this page intentionally left blank]

Note 4: Loans, Allowance for Loan Losses/Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At March 31,	At December 31,
	2020	2019
	(In thousands)
Commercial	$221,836	$222,085
Commercial Real Estate	579,319	578,758
Construction	2,214	1,618
Residential Real Estate	29,924	32,748
Consumer Installment & Other	287,950	291,455
Total	$1,121,243	$1,126,664

The following summarizes activity in the allowance for loan losses/credit losses (loans):

	Allowance for Credit Losses (Loans)
	For the Three Months Ended March 31, 2020
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for credit losses (loans):
Balance at beginning of period, prior to adoption of ASU 2016-13	$4,959	$4,064	$109	$206	$6,445	$3,701	$19,484
Impact of adopting ASU 2016-13	3,385	618	(31)	(132)	1,878	(3,701)	2,017
Adjusted beginning balance	8,344	4,682	78	74	8,323	-	21,501
Provision (reversal)	27	59	29	(4)	4,189	-	4,300
Chargeoffs	(178)	-	-	-	(1,395)	-	(1,573)
Recoveries	143	12	-	-	421	-	576
Total allowance for credit losses (loans)	$8,336	$4,753	$107	$70	$11,538	$-	$24,804

The significant increase in the allowance for credit losses for consumer installment and other loans was due to expected credit losses associated with forecasted unemployment.

	Allowance for Loan Losses
	For the Three Months Ended March 31, 2019
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351
Provision (reversal)	125	31	(612)	(608)	792	272	-
Chargeoffs	(23)	-	-	-	(1,368)	-	(1,391)
Recoveries	93	12	-	-	412	-	517
Total allowance for loan losses	$6,506	$3,927	$853	$261	$5,481	$3,449	$20,477

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At March 31, 2020
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$213,241	$567,966	$2,214	$28,512	$285,574	$1,097,507
Substandard	8,595	11,353	-	1,412	1,749	23,109
Doubtful	-	-	-	-	325	325
Loss	-	-	-	-	302	302
Total	$221,836	$579,319	$2,214	$29,924	$287,950	$1,121,243

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$213,542	$567,525	$1,618	$31,055	$289,424	$1,103,164
Substandard	8,543	11,233	-	1,693	1,329	22,798
Doubtful	-	-	-	-	308	308
Loss	-	-	-	-	394	394
Total	$222,085	$578,758	$1,618	$32,748	$291,455	$1,126,664

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At March 31, 2020
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$221,263	$215	$235	$-	$123	$221,836
Commercial real estate	574,045	1,438	-	-	3,836	579,319
Construction	2,214	-	-	-	-	2,214
Residential real estate	29,116	784	24	-	-	29,924
Consumer installment and other	284,383	2,108	888	178	393	287,950
Total	$1,111,021	$4,545	$1,147	$178	$4,352	$1,121,243

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2019
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$221,199	$531	$158	$-	$197	$222,085
Commercial real estate	573,809	432	421	-	4,096	578,758
Construction	1,618	-	-	-	-	1,618
Residential real estate	31,934	274	540	-	-	32,748
Consumer installment and other	286,391	2,960	1,517	440	147	291,455
Total	$1,114,951	$4,197	$2,636	$440	$4,440	$1,126,664

There was no allowance for credit losses allocated to loans on nonaccrual status as of March 31, 2020. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2020 and December 31, 2019.

The following summarizes impaired loans as of December 31, 2019:

	Impaired Loans
	At December 31,
	2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Commercial	$21	$21	$-
Commercial real estate	7,408	8,856	-
Residential real estate	190	220	-
Consumer installment and other	43	43	-
Total with no related allowance recorded	7,662	9,140	-

With an allowance recorded:
Commercial	8,160	8,160	2,413
Total with an allowance recorded	8,160	8,160	2,413
Total	$15,822	$17,300	$2,413

Impaired loans at December 31, 2019, included $6,713 thousand of restructured loans, $3,670 thousand of which were on nonaccrual status.

	Impaired Loans
	For the Three Months Ended March 31,
	2019
	Average	Recognized
	Recorded	Interest
	Investment	Income

Commercial	$9,848	$167
Commercial real estate	6,893	147
Residential real estate	198	3
Consumer installment and other	132	-
Total	$17,071	$317

The following tables provide information on troubled debt restructurings (TDRs):

	Troubled Debt Restructurings
	At March 31, 2020
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial	2	$278	$18	$16
Commercial real estate	6	8,367	6,156	-
Residential real estate	1	241	188	-
Total	9	$8,886	$6,362	$16

[The remainder of this page intentionally left blank]

	Troubled Debt Restructurings
	At December 31, 2019
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial	2	$278	$32	$11
Commercial real estate	6	8,367	6,492	-
Residential real estate	1	241	189	-
Total	9	$8,886	$6,713	$11

During the three months ended March 31, 2020, the Company did not modify any loans that were considered troubled debt restructurings including those under the Coronavirus Aid, Relief, and Economic Security Act. During the three months ended March 31, 2019, the Company did not modify any loans that were considered troubled debt restructurings. There were no chargeoffs related to troubled debt restructurings made during the three months ended March 31, 2020 and March 31, 2019. During the three months ended March 31, 2020 and 2019, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

TDRs of $6,362 thousand included loans of $3,420 thousand on nonaccrual status at March 31, 2020. No allowance for credit losses was allocated to one commercial real estate loan secured by real property with a balance of $3,240 thousand, which was considered collateral-dependent at March 31, 2020. At March 31, 2020, $1,060 thousand of indirect consumer installment loans secured by personal property were past due 60 days or more and considered collateral-dependent and two residential real estate loans totaling $393 thousand secured by real property were considered collateral-dependent. There were no other collateral-dependent loans at March 31, 2020. A loan is considered collateral-dependent when the borrower is experiencing financial difficult and repayment is expected to be provided substantially through the operation or sale of the collateral.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At March 31, 2020
									Revolving
									Loans
	Term Loans Amortized Cost Basis by Origination Year							Total	Amortized
	Prior	2015	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$25,425	$7,244	$28,594	$13,493	$23,572	$48,590	$4,423	$151,341	$61,900	$213,241
Substandard	92	-	12	17	-	-	8,008	8,129	466	8,595
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$25,517	$7,244	$28,606	$13,510	$23,572	$48,590	$12,431	$159,470	$62,366	$221,836

	At March 31, 2020
									Revolving
									Loans
	Term Loans Amortized Cost Basis by Origination Year							Total	Amortized
	Prior	2015	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$115,511	$53,588	$51,776	$126,831	$98,166	$98,997	$23,097	$567,966	$-	$567,966
Substandard	3,314	1,327	5,750	110	-	-	852	11,353	-	11,353
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$118,825	$54,915	$57,526	$126,941	$98,166	$98,997	$23,949	$579,319	$-	$579,319

	At March 31, 2020
									Revolving
									Loans
	Term Loans Amortized Cost Basis by Origination Year							Total	Amortized
	Prior	2015	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade
Pass	$-	$-	$-	$-	$-	$-	$-	$-	$2,214	$2,214
Substandard	-	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$-	$2,214	$2,214

	At March 31, 2020
									Revolving
									Loans
	Term Loans Amortized Cost Basis by Origination Year							Total	Amortized
	Prior	2015	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Residential Real Estate loans by grade
Pass	$28,512	$-	$-	$-	$-	$-	$-	$28,512	$-	$28,512
Substandard	1,412	-	-	-	-	-	-	1,412	-	1,412
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$29,924	$-	$-	$-	$-	$-	$-	$29,924	$-	$29,924

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At March 31, 2020
									Revolving
									Loans
	Term Loans Amortized Cost Basis by Origination Year							Total	Amortized
	Prior	2015	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$7,333	$10,129	$26,298	$30,001	$62,513	$81,490	$30,103	$247,867	$36,516	$284,383
30-59 days past due	57	225	270	329	543	541	42	2,007	101	2,108
60-89 days past due	26	107	108	148	301	196	-	886	2	888
Past due 90 days or more	7	8	23	17	76	43	-	174	4	178
Nonaccrual	-	-	-	-	-	-	-	-	393	393
Total	$7,423	$10,469	$26,699	$30,495	$63,433	$82,270	$30,145	$250,934	$37,016	$287,950

There were no loans held for sale at March 31, 2020 and December 31, 2019.

At March 31, 2020 and December 31, 2019, the Company held total other real estate owned (OREO) of $43 thousand. There was no reserve applied against OREO at March 31, 2020 and December 31, 2019. There were no foreclosed residential real estate properties at March 31, 2020 and December 31, 2019. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $393 thousand at March 31, 2020 and $124 thousand at December 31, 2019.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for credit losses (loans), capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for credit losses (loans), capital notes, and debentures of the bank. At March 31, 2020, the Bank did not have credit extended to any one entity exceeding these limits. At March 31, 2020, the Bank had 31 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $41,106 thousand and $43,129 thousand at March 31, 2020 and December 31, 2019, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At March 31, 2020, the Bank held corporate bonds in 98 issuing entities that exceeded $5 million for each issuer.

[The remainder of this page intentionally left blank]

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At March 31,	At December 31,
	2020	2019
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	58,496	57,810
Net deferred tax asset	21,048	11,085
Right-of-use asset	17,246	17,136
Limited partnership investments	20,135	20,773
Interest receivable	28,998	28,797
Prepaid assets	4,237	3,737
Other assets	11,725	10,767
Total other assets	$176,112	$164,332

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

The net deferred tax asset at March 31, 2020 of $21,048 thousand was net of deferred tax obligations of $72 thousand related to available for sale debt securities unrealized gains. The net deferred tax asset at December 31, 2019 of $11,085 thousand was net of deferred tax obligations of $10,934 thousand related to available for sale debt securities unrealized gains.

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. On September 30, 2019, Visa Inc. announced a revised conversion rate applicable to its class B common stock resulting from its September 27, 2019 deposit of funds into its litigation escrow account. This funding reduced the conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, from 1.6298 to 1.6228 per share, effective as of September 27, 2019. Visa Inc. class A common stock had a closing price of $161.12 per share on March 31, 2020, the last day of stock market trading for the first quarter 2020. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At March 31, 2020, this investment totaled $20,135 thousand and $15,617 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2019, this investment totaled $20,773 thousand and $16,231 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At March 31, 2020, the $15,617 thousand of outstanding equity capital commitments are expected to be paid as follows, $4,394 thousand in the remainder of 2020, $4,071 thousand in 2021, $5,983 thousand in 2022, $295 thousand in 2023, $24 thousand in 2024, $302 thousand in 2025, $74 thousand in 2026 and $474 thousand in 2027 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Investment loss included in pre-tax income	$600	$600
Tax credits recognized in provision for income taxes	225	266

Other liabilities consisted of the following:

	At March 31,	At December 31,
	2020	2019
	(In thousands)
Operating lease liability	$17,246	$17,136
Other liabilities	53,244	27,453
Total other liabilities	$70,490	$44,589

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of 5 years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional 5 year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of March 31, 2020.

As of March 31, 2020, the Company recorded a lease liability of $17,246 thousand and a right-of-use asset of $17,246 thousand, respectively. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.9 years and 2.81%, respectively, at March 31, 2020. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of March 31, 2020.

Total lease costs during the three months ended March 31, 2020, of $1,659 thousand was recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the three months ended March 31, 2020.

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At March 31,
2020
(In thousands)
The remaining nine months of 2020	$4,655
2021	4,645
2022	3,703
2023	2,980
2024	1,565
Thereafter	708
Total minimum lease payments	18,256
Less: discount	(1,010)
Present value of lease liability	$17,246

[The remainder of this page intentionally left blank]

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three months ended March 31, 2020 and year ended December 31, 2019. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three months ended March 31, 2020 and year ended December 31, 2019 no such adjustments were recorded.

The carrying values of goodwill were:

	At March 31, 2020	At December 31, 2019
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At March 31, 2020		At December 31, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(55,490)	$56,808	$(55,417)

As of March 31, 2020, the current period and estimated future amortization expense for identifiable intangible assets was:

Total
Core
Deposit
Intangibles
(In thousands)
For the three months ended March 31, 2020 (actual)	$73
Estimate for the remainder of year ending December 31, 2020	214
Estimate for year ending December 31, 2021	269
2022	252
2023	236
2024	222
2025	125

[The remainder of this page intentionally left blank]

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At March 31,	At December 31,
	2020	2019
	(In thousands)
Noninterest-bearing	$2,183,283	$2,240,112
Interest-bearing:
Transaction	936,516	931,888
Savings	1,514,431	1,471,284
Time deposits less than $100 thousand	86,313	88,355
Time deposits $100 thousand through $250 thousand	53,335	54,874
Time deposits more than $250 thousand	25,548	26,108
Total deposits	$4,799,426	$4,812,621

Demand deposit overdrafts of $680 thousand and $1,055 thousand were included as loan balances at March 31, 2020 and December 31, 2019, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $79 thousand in the three months ended March 31, 2020 and $82 thousand in the three months ended March 31, 2019.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At March 31,	At December 31,
	2020	2019
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$-	$65,833
Agency residential MBS	91,839	52,485
Corporate securities	150,882	146,253
Total collateral carrying value	$242,721	$264,571
Total short-term borrowed funds	$52,664	$30,928

Note 9: Fair Value Measurements

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Debt securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as other real estate owned, loans individually evaluated for credit loss, certain loans held for investment, debt securities held to maturity, and other assets. These nonrecurring fair value adjustments typically involve the lower-of-cost or fair-value accounting of individual assets.

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

The Company relies on independent vendor pricing services to measure fair value for equity securities, debt securities available for sale and debt securities held to maturity. The Company employs three pricing services. To validate the pricing of these vendors, the Company compares vendors’ pricing for each of the securities for consistency; significant pricing differences, if any, are evaluated using all available independent quotes with the quote most closely reflecting the market generally used as the fair value estimate. In addition, the Company evaluates debt securities for credit loss on a quarterly basis. As with any valuation technique used to estimate fair value, changes in underlying assumptions used could significantly affect the results of current and future values. Accordingly, these fair value estimates may not be realized in an actual sale of the securities.

The Company regularly reviews the valuation techniques and assumptions used by its vendors and determines which valuation techniques are utilized based on observable market inputs for the type of securities being measured. The Company uses the information to determine the placement in the fair value hierarchy as level 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At March 31, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities (MBS)	$911,134	$-	$911,134	$-
Agency commercial MBS	3,666	-	3,666	-
Securities of U.S. Government entities	521	-	521	-
Obligations of states and political subdivisions	156,855	-	156,855	-
Corporate securities	2,081,968	-	2,081,968	-
Collateralized loan obligations (CLO)	56,545	-	56,545	-
Total debt securities available for sale	$3,210,689	$-	$3,210,689	$-

(1) There were no transfers in to or out of level 3 during the three months ended March 31, 2020.

[The remainder of this page intentionally left blank]

	At December 31, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$20,000	$20,000	$-	$-
Securities of U.S. Government sponsored entities	111,167	-	111,167	-
Agency residential MBS	939,750	-	939,750	-
Agency commercial MBS	3,708	-	3,708	-
Securities of U.S. Government entities	544	-	544	-
Obligations of states and political subdivisions	163,139	-	163,139	-
Corporate securities	1,833,783	-	1,833,783	-
CLO	6,755	-	6,755	-
Total debt securities available for sale	$3,078,846	$20,000	$3,058,846	$-

(1) There were no transfers in to or out of level 3 during the twelve months ended December 31, 2019.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at March 31, 2020 and December 31, 2019, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Three Months Ended
	At March 31, 2020				March 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$43	$-	$-	$43	$-
Loans:
Commercial	5,641	-	-	5,641	-
Commercial real estate	3,773	-	-	3,773	-
Residential real estate	188	-	-	188	-
Total assets measured at fair value on a nonrecurring basis	$9,645	$-	$-	$9,645	$-

					For the
					Twelve Months Ended
	At December 31, 2019				December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$43	$-	$-	$43	$-
Impaired loans:
Commercial	5,747	-	-	5,747	-
Commercial real estate	4,091	-	-	4,091	-
Residential real estate	190	-	-	190	-
Total assets measured at fair value on a nonrecurring basis	$10,071	$-	$-	$10,071	$-

Level 3 – Valuation is based upon present value of expected future cash flows, independent market prices, estimated liquidation values of loan collateral or appraised value of the collateral as determined by third-party independent appraisers, less 10% for selling costs, generally. Level 3 includes other real estate owned that has been measured at fair value upon transfer to foreclosed assets and loans collateralized by real property and other business asset collateral individually evaluated for credit loss where a specific reserve has been established or a chargeoff has been recorded. Losses on other real estate owned represent losses recognized in earnings during the period subsequent to its initial classification as foreclosed assets. The unobservable inputs and qualitative information about the unobservable inputs are not presented as the inputs were not developed by the Company.

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

	At March 31, 2020
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$304,628	$304,628	$304,628	$-	$-
Debt securities held to maturity	681,821	695,844	-	695,844	-
Loans	1,096,439	1,198,584	-	-	1,198,584

Financial Liabilities:
Deposits	$4,799,426	$4,799,277	$-	$4,634,230	$165,047
Short-term borrowed funds	52,664	52,664	-	52,664	-

	At December 31, 2019
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$373,421	$373,421	$373,421	$-	$-
Debt securities held to maturity	738,072	744,296	-	744,296	-
Loans	1,107,180	1,152,949	-	-	1,152,949

Financial Liabilities:
Deposits	$4,812,621	$4,810,934	$-	$4,643,284	$167,650
Short-term borrowed funds	30,928	30,928	-	30,928	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portion that is not cancellable unconditionally by the Company was $14,947 thousand at March 31, 2020. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $264,310 thousand at March 31, 2020 and $265,311 thousand at December 31, 2019. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $2,441 thousand at March 31, 2020 and $3,099 thousand at December 31, 2019. The Company had no commitments outstanding for commercial and similar letters of credit at March 31, 2020 and December 31, 2019. The Company had $580 thousand and $550 thousand in outstanding full recourse guarantees to a 3rd party credit card company at March 31, 2020 and December 31, 2019, respectively. The Company had a reserve for unfunded commitments of $53 thousand at March 31, 2020 and $2,160 thousand at December 31, 2019, included in other liabilities.

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

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands, except per share data)
Net income (numerator)	$16,962	$19,646
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	27,068	26,841
Basic earnings per common share	$0.63	$0.73
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	27,068	26,841
Add common stock equivalents for options	71	71
Weighted average number of common shares outstanding - diluted (denominator)	27,139	26,912
Diluted earnings per common share	$0.63	$0.73

For the three months ended March 31, 2020 and 2019, options to purchase 514 thousand and 463 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

Note 12: Impact of COVID-19

The COVID-19 Coronavirus Pandemic Will Have an Uncertain Impact on the Company's Financial Condition and Results of Operations

The COVID-19 coronavirus pandemic caused escalating infections in the United States beginning in the first quarter of 2020 and may continue for some time. The spread of the outbreak has disrupted the United States economy and is likely to disrupt banking and other financial activity in the market areas in which the Company and its banking subsidiary, Westamerica Bank (the "Bank") do business.  Regions and states of the United States of America have implemented varying degrees of "stay at home" directives in an effort to prevent the spread of the virus. On March 19, 2020, the Governor of the State of California ordered all individuals living in the State of California to stay within their residence to prevent the spread of the novel coronavirus and many businesses have suspended or reduced business activities. The California "stay at home" directive excludes essential businesses, including banks, and the Bank remains open and fully operational. These "stay at home" directives have, however, significantly reduced economic activity in the United States and the State of California. California-based initial claims for unemployment have risen considerably since March of 2020.

The Bank's deposits are exclusively sourced within California and its loans are primarily to borrowers domiciled within California. Demand for the Bank's products and services, such as loans and deposits, could be affected as a result of the decline in economic activity within the state.

The Bank's investment portfolio contains bonds for which the source of repayment is domestic mortgage repayments, domestic municipalities throughout the United States, and domestic and global corporations. The value of the Bank's investment portfolio may decline if, for example, the general economy deteriorates, inflation increases, credit ratings decline, the issuers’ financial condition deteriorates or the liquidity for debt securities declines.

In response to the pandemic, the Federal Reserve has engaged significant levels of monetary policy to provide liquidity and credit facilities to the financial markets. On March 15, 2020, the Federal Open Market Committee ("FOMC") reduced the target range for the federal funds rate to 0 to 0.25 percent; relatedly, the FOMC reduced the interest rate paid on required and excess reserve balances to 0.10 percent effective March 16, 2020, all of which may negatively impact net interest income. The Bank maintains required and excess reserve balances at the Federal Reserve Bank; the amount that earns interest is identified in the Company's financial statements as "interest-bearing cash".

In response to the pandemic, the United States federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020. The CARES Act will provide an estimated $2 trillion in fiscal stimulus to the United States economy.

The extent of the spread of the coronavirus, its ultimate containment and its effects on the economy and the Company are uncertain at this time. The effectiveness of the Federal Reserve Bank's monetary policies and the federal government's fiscal policies in stimulating the United States economy is uncertain at this time.

Management expects the Company's net interest income and non-interest income to decline and credit-related losses to increase for an uncertain period given the decline in economic activity occurring due to the coronavirus. The amount of impact on the Company's financial results is uncertain.

In addition, the Company's future success and profitability substantially depends upon the skills and experience of its executive officers and directors, many of whom have held positions with the Company for many years. The unanticipated loss or unavailability of key employees due to the outbreak could adversely affect the Company's ability to operate its business or execute its business strategy.

Any one or a combination of the factors identified above, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects.

The Recent Decline in Oil Prices Could Have an Impact on the Company's Financial Condition and Results of Operations

Oil prices have declined considerably in the first quarter of 2020. The decline in oil prices could negatively affect the financial results of industrial sector-based and energy sector-based corporate issuers of corporate bonds owned by the Company.

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months Ended
	March 31,		December 31,
	2020	2019	2019
	(In thousands, except per share data)
Net Interest and Fee Income (FTE) (1)	$40,547	$40,247	$40,481
Provision for Credit Losses	4,300	-	-
Noninterest Income	11,648	11,579	11,732
Noninterest Expense	24,664	25,183	24,209
Income Before Income Taxes (FTE) (1)	23,231	26,643	28,004
Provision for Income Taxes (FTE) (1)	6,269	6,997	7,276
Net Income	$16,962	$19,646	$20,728

Average Common Shares Outstanding	27,068	26,841	27,050
Average Diluted Common Shares Outstanding	27,139	26,912	27,094
Common Shares Outstanding at Period End	26,932	26,901	27,062

Per Common Share:
Basic Earnings	$0.63	$0.73	$0.77
Diluted Earnings	0.63	0.73	0.77
Book Value Per Common Share	26.20	24.41	27.03

Financial Ratios:
Return On Assets	1.21%	1.42%	1.46%
Return On Common Equity	9.67%	12.16%	11.84%
Net Interest Margin (FTE)(1)	3.10%	3.12%	3.08%
Net Loan Losses to Average Loans	0.36%	0.29%	0.12%
Efficiency Ratio(2)	47.3%	48.6%	46.4%

Average Balances:
Assets	$5,655,460	$5,611,762	$5,645,013
Loans	1,123,934	1,205,656	1,116,446
Investments	3,845,885	3,689,852	3,792,781
Deposits	4,828,988	4,834,690	4,839,552
Shareholders' Equity	705,330	655,380	694,709

Period End Balances:
Assets	$5,628,126	$5,555,961	$5,619,555
Loans	1,121,243	1,204,844	1,126,664
Investments	3,892,526	3,627,201	3,816,918
Deposits	4,799,426	4,792,584	4,812,621
Shareholders' Equity	705,546	656,767	731,417

Capital Ratios at Period End:
Total Risk Based Capital	15.81%	17.49%	16.83%
Tangible Equity to Tangible Assets	10.58%	9.82%	11.07%

Dividends Paid Per Common Share	$0.41	$0.40	$0.41
Common Dividend Payout Ratio	66%	55%	54%

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

Financial Overview

Westamerica Bancorporation and subsidiaries’ (collectively, the “Company”) reported net income of $17.0 million or $0.63 diluted earnings per common share (“EPS”) for the first quarter 2020. First quarter 2020 results include a provision of credit losses of $4.3 million, which reduced EPS $0.11, representing Management’s estimate of additional reserves needed over the remaining life of its loans due to increased credit-risk form deteriorating economic conditions caused by the COVID-19 pandemic. These results compare to net income of $20.7 million or $0.77 EPS for the fourth quarter 2019 and net income of $19.6 million or $0.73 EPS for the first quarter 2019.

The COVID-19 coronavirus pandemic has caused escalating infections in the United States during the first quarter of 2020. Regions and states of the United States of America, including California have implemented varying degrees of “stay at home” directives in an effort to prevent the spread of the virus. These “stay at home” directives have significantly reduced economic activity in the United States and the State of California. The California “stay at home” directive excludes essential businesses including banks. The Company’s primary and wholly-owned subsidiary bank, Westamerica Bank (the “Bank”), remains open and fully operational.

In response to the pandemic, the Federal Reserve has engaged significant levels of monetary policy to provide liquidity and credit facilities to the financial markets. On March 15, 2020, the Federal Open Market Committee (“FOMC”) reduced the target range for the federal funds rate to 0 to 0.25 percent; relatedly, the FOMC reduced the interest rate paid on required and excess reserve balances to 0.10 percent effective March 16, 2020. The Bank maintains required and excess reserve balances at the Federal Reserve Bank; the amount that earns interest is identified in the Company’s financial statements as “interest-bearing cash”.

The extent of the spread of the coronavirus and its ultimate containment are uncertain at this time. The effectiveness of the Federal Reserve Bank’s monetary policies and the federal government’s fiscal policies in stimulating the United States economy is uncertain at this time. Management expects the Company’s net interest income and non-interest income to decline and credit-related losses to increase for an uncertain period given the decline in economic activity occurring due to the coronavirus. The amount of impact on the Company’s financial results is uncertain. Please refer to Part II, Item 1A “Risk factors” in this Form 10-Q.

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

The Company’s significant accounting policies (see Note 1, “Summary of Significant Accounting Policies,” to Financial Statements in the Company’s 2019 Form 10-K and Note 2 “Summary of Significant Accounting Policies” in this Form 10-Q) are fundamental to understanding the Company’s results of operations and financial condition. The Company adopted the following new accounting guidance:

FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, was issued on June 16, 2016. The ASU significantly changed estimates for credit losses related to financial assets measured at amortized cost and certain other contracts. For estimating credit losses, the FASB replaced the incurred loss model with the current expected credit loss (CECL) model, which accelerated recognition of credit losses. Additionally, credit losses relating to debt securities available-for-sale are recorded through an allowance for credit losses under the new standard. The Company is also required to provide additional disclosures related to the financial assets within the scope of the new standard.

The Company adopted the ASU provisions on January 1, 2020. Management evaluated available data, defined portfolio segments of loans with similar attributes, and selected loss estimate models for each identified loan portfolio segment. Management measured historical loss rates for each portfolio segment. Management also segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. The adjustment to the allowance for credit losses was recorded through an offsetting after-tax adjustment to shareholders’ equity. The implementing entry increased allowance for credit losses by $2,017 thousand, reduced allowance for unfunded credit commitments by $2,107 thousand and increased retained earnings by $52 thousand.

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

The provisions of the ASU are effective January 1, 2020 with the option to early adopt any removed or modified disclosures upon issuance of the ASU. The Company early adopted the provisions to remove and/or modify relevant disclosures in the “Fair Value Measurements” note to the unaudited consolidated financial statements. The requirement to include additional disclosures was adopted by the Company January 1, 2020. The additional disclosures did not affect the financial results upon adoption.

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2020	2019	2019
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$40,547	$40,247	$40,481
Provision for loan losses	4,300	-	-
Noninterest income	11,648	11,579	11,732
Noninterest expense	24,664	25,183	24,209
Income before taxes (FTE)	23,231	26,643	28,004
Income tax provision (FTE)	6,269	6,997	7,276
Net income	$16,962	$19,646	$20,728

Average diluted common shares	27,139	26,912	27,094
Diluted earnings per common share	$0.63	$0.73	$0.77

Average total assets	$5,655,460	$5,611,762	$5,645,013
Net income to average total assets (annualized)	1.21%	1.42%	1.46%
Net income to average common shareholders' equity (annualized)	9.67%	12.16%	11.84%

Net income for the first quarter 2020 was $2.7 million less than the first quarter 2019. First quarter 2020 results include a provision of credit losses of $4.3 million, which reduced EPS $0.11, representing Management estimate of additional reserves needed over the remaining life of its loans due to increased credit-risk form deteriorating economic conditions caused by the COVID-19 pandemic. Net interest and loan fee income (FTE) increased $300 thousand in the first quarter 2020 compared with the first quarter 2019 mainly due to a higher net yield on investment securities and higher average balances of those investment securities, offset by lower average balances of loans and a lower net yield on those loans and lower average balances of interest-bearing cash and its lower yield. First quarter 2020 noninterest income included a $603 thousand recovery on a previously charged off loan, which was offset by lower income from activity based fees due to reduced economic activity related to the COVID-19 pandemic. Noninterest expense decreased $519 thousand in the first quarter 2020 compared with the first quarter 2019 due to lower occupancy and equipment costs, professional fees, FDIC insurance assessments and amortization of intangible assets. The first quarter 2020 included a $246 thousand FDIC assessment credit; the Company’s credit is fully exhausted. The tax rate (FTE) for the first quarter 2020 was 27.0% compared with 26.3% for the first quarter 2019. The lower tax rate in the first quarter 2019 is due to higher tax deductions from the exercise of employee stock options.

Comparing the first quarter 2020 with the fourth quarter 2019 net income decreased $3.8 million. First quarter 2020 results include a provision of credit losses of $4.3 million as mentioned above. Net interest and loan fee (FTE) income increased $66 thousand due to a higher net yield on investment securities and higher average balances of those investment securities, offset by a lower net yield on loans and lower average balances of interest-bearing cash and its lower yield. In the first quarter 2020, noninterest income decreased $84 thousand compared with the fourth quarter 2020 due to lower income from activity based fees due to reduced economic activity related to the COVID-19 pandemic. The decrease in the first quarter 2020 was offset by a $603 thousand recovery on a previously charged off loan. In the first quarter 2020, noninterest expense increased $455 thousand compared with the fourth quarter 2020 primarily due to higher personnel costs offset in part by lower occupancy and equipment costs and professional fees. The effective tax rate (FTE) was 27.0% for the first quarter 2020 compared with 26.0% for the fourth quarter 2019 because the fourth quarter 2019 included a customary adjustment to true-up the Company’s 2018 estimated tax provision to the filed 2018 tax return.

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2020	2019	2019
	(In thousands)
Interest and loan fee income	$39,991	$39,483	$39,878
Interest expense	442	494	451
FTE adjustment	998	1,258	1,054
Net interest and loan fee income (FTE)	$40,547	$40,247	$40,481

Average earning assets	$5,242,142	$5,184,978	$5,645,013
Net interest margin (FTE) (annualized)	3.10%	3.12%	3.08%

Net interest and loan fee income (FTE) increased $300 thousand in the first quarter 2020 compared with the first quarter 2019 mainly due to a higher net yield on investment securities (up 0.12%) and higher average balances of those investment securities (up $156 million), offset by lower average balances of loans (down $82 million) and a lower net yield on those loans (down 0.03%) and lower average balances of interest-bearing cash (down $17 million) and its lower yield (down 1.16%).

Net interest and loan fee (FTE) income increased $66 thousand due to a higher net yield on investment securities (up 0.06%) and higher average balances of those investment securities (up $53 million), offset by a lower net yield on those loans (down 0.07%) and lower average balances of interest-bearing cash (down $62 million) and its lower yield (down 0.39%).

The annualized net interest margin (FTE) increased to 3.10% in the first quarter 2020 from 3.08% in the first quarter 2019 and decreased from 3.12% in the fourth quarter 2019.

The Company’s funding costs were 0.03% in the first quarter 2020 compared with 0.04% in the first quarter 2019 and 0.03% in the fourth quarter 2019. Average balances of time deposits in the first quarter 2020 declined $24 million from the first quarter 2019 and $5 million from the fourth quarter 2019. Average balances of checking and saving deposits accounted for 96.5% of average total deposits in first quarter 2020 compared with 96.0% in first quarter 2019 and 96.4% in the fourth quarter 2019.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months Ended
	March 31,		December 31,
	2020	2019	2019

Yield on earning assets (FTE)	3.13%	3.16%	3.11%
Rate paid on interest-bearing liabilities	0.07%	0.08%	0.07%
Net interest spread (FTE)	3.06%	3.08%	3.04%
Impact of noninterest-bearing funds	0.04%	0.04%	0.04%
Net interest margin (FTE)	3.10%	3.12%	3.08%

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2020
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$3,329,935	$21,964	2.64%
Tax-exempt (1)	515,950	4,259	3.30%
Total investments (1)	3,845,885	26,223	2.73%
Loans:
Taxable	1,077,370	13,431	5.01%
Tax-exempt (1)	46,564	479	4.14%
Total loans (1)	1,123,934	13,910	4.98%
Total interest-bearing cash	272,323	856	1.24%
Total Interest-earning assets (1)	5,242,142	40,989	3.13%
Other assets	413,318
Total assets	$5,655,460

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,222,737	$-	-%
Savings and interest-bearing transaction	2,438,082	301	0.05%
Time less than $100,000	94,320	54	0.23%
Time $100,000 or more	73,849	79	0.43%
Total interest-bearing deposits	2,606,251	434	0.07%
Short-term borrowed funds	42,330	8	0.07%
Total interest-bearing liabilities	2,648,581	442	0.07%
Other liabilities	78,812
Shareholders' equity	705,330
Total liabilities and shareholders' equity	$5,655,460
Net interest spread (1) (2)			3.06%
Net interest and fee income and interest margin (1) (3)		$40,547	3.10%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended December 31, 2019
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$3,241,554	$20,808	2.57%
Tax-exempt (1)	551,227	4,522	3.28%
Total investments (1)	3,792,781	25,330	2.67%
Loans:
Taxable	1,068,881	13,716	5.09%
Tax-exempt (1)	47,565	490	4.09%
Total loans (1)	1,116,446	14,206	5.05%
Total interest-bearing cash	334,556	1,396	1.63%
Total Interest-earning assets (1)	5,243,783	40,932	3.11%
Other assets	401,230
Total assets	$5,645,013

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,279,615	$-	-%
Savings and interest-bearing transaction	2,386,978	304	0.05%
Time less than $100,000	97,645	60	0.24%
Time $100,000 or more	75,314	80	0.42%
Total interest-bearing deposits	2,559,937	444	0.07%
Short-term borrowed funds	39,766	7	0.08%
Total interest-bearing liabilities	2,599,703	451	0.07%
Other liabilities	70,986
Shareholders' equity	694,709
Total liabilities and shareholders' equity	$5,645,013
Net interest spread (1) (2)			3.04%
Net interest and fee income and interest margin (1) (3)		$40,481	3.08%

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2020
	Compared with
	For the Three Months Ended March 31, 2019
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$1,987	$1,344	$3,331
Tax-exempt (1)	(1,323)	120	(1,203)
Total investments (1)	664	1,464	2,128
Loans:
Taxable	(855)	(92)	(947)
Tax-exempt (1)	(49)	(2)	(51)
Total loans (1)	(904)	(94)	(998)
Total interest-bearing cash	(103)	(779)	(882)
Total (decrease) increase in interest and loan fee income (1)	(343)	591	248
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	-	(36)	(36)
Time less than $100,000	(9)	(3)	(12)
Time $100,000 or more	(8)	5	(3)
Total interest-bearing deposits	(17)	(34)	(51)
Short-term borrowed funds	(3)	2	(1)
Total decrease in interest expense	(20)	(32)	(52)
(Decrease) increase in net interest and loan fee income (1)	$(323)	$623	$300

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2020
	Compared with
	For the Three Months Ended December 31, 2019
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$567	$589	$1,156
Tax-exempt (1)	(289)	26	(263)
Total investments (1)	278	615	893
Loans:
Taxable	45	(330)	(285)
Tax-exempt (1)	(14)	3	(11)
Total loans (1)	31	(327)	(296)
Total interest-bearing cash	(261)	(279)	(540)
Total increase in interest and loan fee income (1)	48	9	57
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	4	(7)	(3)
Time less than $100,000	(2)	(4)	(6)
Time $100,000 or more	(2)	1	(1)
Total interest-bearing deposits	-	(10)	(10)
Short-term borrowed funds	-	1	1
Total decrease in interest expense	-	(9)	(9)
Increase in net interest and loan fee income (1)	$48	$18	$66

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

Provision for Credit Losses

The Company manages credit costs by consistently enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for credit losses reflects Management's assessment of credit risk in the loan portfolio and debt securities held to maturity during each of the periods presented.

First quarter 2020 results include a provision of credit losses of $4.3 million, representing Management estimate of additional reserves needed over the remaining life of its loans due to increased credit-risk from deteriorating economic conditions caused by the COVID-19 pandemic. The Company provided no provision for credit losses in the first and fourth quarters of 2019 based on Management’s evaluation of credit quality, the level of the provision for credit losses, and the adequacy of the allowance for credit losses. For further information regarding credit risk, net credit losses and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2020	2019	2019
	(In thousands)

Service charges on deposit accounts	$4,248	$4,504	$4,374
Merchant processing services	2,358	2,558	2,424
Debit card fees	1,468	1,507	1,568
Trust fees	777	717	764
ATM processing fees	579	633	696
Other service fees	506	577	513
Financial services commissions	125	101	122
Securities gains	-	24	167
Other noninterest income	1,587	958	1,104
Total	$11,648	$11,579	$11,732

Noninterest income for the first quarter 2020 increased $69 thousand from the first quarter 2019. First quarter 2020 included a $603 thousand recovery on a previously charged off loan, which was offset by lower income from activity based fees due to reduced economic activity related to the COVID-19 pandemic.

In the first quarter 2020, noninterest income decreased $84 thousand compared with the fourth quarter 2019 due to lower income from activity based fees due to reduced economic activity related to the COVID-19 pandemic. The decrease was offset by a $603 thousand recovery on a previously charged off loan.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2020	2019	2019
	(In thousands)

Salaries and related benefits	$13,018	$13,108	$12,297
Occupancy and equipment	4,932	5,048	5,077
Outsourced data processing services	2,405	2,369	2,361
Courier service	491	442	529
Professional fees	389	665	674
Amortization of identifiable intangibles	73	310	73
Other noninterest expense	3,356	3,241	3,198
Total	$24,664	$25,183	$24,209

Noninterest expense decreased $519 thousand in the first quarter 2020 compared with the first quarter 2019 due to lower occupancy and equipment costs, professional fees, FDIC insurance assessments and amortization of intangible assets. The first quarter 2020 included a $246 thousand FDIC assessment credit; the Company’s credit is fully exhausted.

In the first quarter 2020, noninterest expense increased $455 thousand compared with the fourth quarter 2019 primarily due to higher personnel costs, offset in part by lower occupancy and equipment costs and professional fees.

Provision for Income Tax

The Company’s income tax provision (FTE) was $6.3 million for the first quarter 2020 compared with $7.0 million for the first quarter 2019 and $7.3 million for the fourth quarter 2019, representing effective tax rates (FTE) of 27.0%, 26.3% and 26.0%, respectively. The lower tax rate for the fourth quarter 2019 is due to a customary adjustment to true-up the Company’s 2018 estimated tax provision to the filed 2018 tax return. The lower tax rate for the first quarter 2019 is due to higher tax deductions from the exercise of employee stock options.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, collateralized loan obligations and other securities.

Management managed the investment securities portfolio in response to changes in deposit and loan volumes. The following table indicates the carrying values of investment securities in the Company’s portfolio by type as of the indicated dates.

	At March 31, 2020		At December 31, 2019
	($ in thousands)
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
Agency mortgage-backed securities	$1,245,869	32%	$1,297,395	34%
Obligations of states and political subdivisions	505,455	13%	544,920	15%
Corporate securities	2,081,968	53%	1,833,783	48%
U.S. Treasuries and agencies	-	-%	131,167	3%
Other	59,234	2%	9,653	-%
Total	$3,892,526	100%	$3,816,918	100%

Debt securities available for sale	$3,210,689		$3,078,846
Debt securities held to maturity	681,837		738,072
Total	$3,892,526		$3,816,918

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

At March 31, 2020, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in the Company’s internal analyses compared with the ratings assigned by the third party credit rating agencies.

 [The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At March 31, 2020		At December 31, 2019
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Financial	$930,412	45%	$772,852	42%
Utilities	218,877	11%	222,951	12%
Consumer, Non-cyclical	179,033	9%	185,784	10%
Industrial	177,054	8%	177,051	10%
Communications	168,156	8%	128,635	7%
Basic Materials	120,809	6%	76,434	4%
Technology	112,137	5%	107,632	6%
Energy	87,965	4%	86,883	5%
Consumer, Cyclical	87,525	4%	75,561	4%
Total Corporate securities	$2,081,968	100%	$1,833,783	100%

The following table summarizes total consumer, cyclical by sub-sector:

At March 31, 2020
Market value
($ in thousands)
Hotels	$-
Restaurants	20,365
Department Stores	-
Casinos	-
Airlines	-
Other	67,160
Total Consumer, Cyclical	$87,525

The Company’s $20.4 million in corporate bonds to issuers operating in the consumer cyclical – restaurant subsector represent bonds of one company which retails, roasts and provides its own brand of specialty coffee and other complimentary products through retail locations worldwide and sells coffee through several distribution channels. The bonds mature in 2023. At March 31, 2020, the bonds were rated BBB+.

The following table summarizes total corporate securities by credit rating:

	At March 31, 2020		At December 31, 2019
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
AAA	$26,714	1%	$26,148	1%
AA+	20,851	1%	45,697	2%
AA	40,611	2%	19,776	1%
AA-	46,327	2%	46,099	3%
A+	180,866	9%	179,217	10%
A	426,581	21%	439,017	24%
A-	396,936	19%	351,909	19%
BBB+	506,328	24%	384,788	21%
BBB	383,553	18%	314,868	17%
BBB-	38,873	2%	11,737	1%
Investment grade	2,067,640	99%	1,819,256	99%
BB	14,328	1%	14,527	1%
Total Corporate securities	$2,081,968	100%	$1,833,783	100%

The Company’s $14.3 million corporate bond rated BB represents a bond of one pharmaceutical company which develops, manufactures and markets generic and branded human pharmaceuticals, as well as active pharmaceutical ingredients, to customers worldwide. The bond matures in 2021; the issuing Company has refinanced much of its debt obligations beyond the maturity date.

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At March 31, 2020, the Company’s investment securities portfolios included securities issued by 420 state and local government municipalities and agencies located within 42 states. The largest exposure to any one municipality or agency was $9.0 million (fair value) represented by one general obligation bond.

	At March 31, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$83,694	$85,519
New Jersey	27,601	27,874
Texas	24,718	25,100
Washington	23,800	24,393
Other (34 states)	196,908	200,731
Total general obligation bonds	$356,721	$363,617

Revenue bonds:
California	$30,757	$30,984
Colorado	12,161	12,417
Kentucky	11,819	12,065
Washington	11,194	11,421
Indiana	9,376	9,552
Virginia	8,020	8,321
Other (25 states)	62,466	63,358
Total revenue bonds	$145,793	$148,118
Total obligations of states and political subdivisions	$502,514	$511,735

[The remainder of this page intentionally left blank]

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

At March 31, 2020 and December 31, 2018, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 20 revenue sources at March 31, 2020 and at December 31, 2019. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At March 31, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$35,119	$35,655
Sewer	17,614	18,053
Sales tax	15,006	15,325
Lease (renewal)	12,440	12,670
Lease (abatement)	10,352	10,550
Other (15 sources)	55,262	55,865
Total revenue bonds by revenue source	$145,793	$148,118

[The remainder of this page intentionally left blank]

	At December 31, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$36,960	$37,699
Sewer	19,039	19,545
Sales tax	15,695	16,101
Lease (renewal)	15,230	15,539
Lease (abatement)	10,913	11,160
Other (15 sources)	59,972	60,828
Total revenue bonds by revenue source	$157,809	$160,872

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

The Bank has been processing customer Paycheck Protection Program loan (“PPP loan”) applications as established by the Coronavirus Aid, Relief, and Economic Security Act. The United States Small Business Administration guarantees PPP loans; given this guarantee, the PPP loans are not considered to have default risk. The Company has not funded such loans as of March 31, 2020.

The preparation of the financial statements requires Management to estimate the amount of expected losses in the loan portfolio and establish an allowance for credit losses. The allowance for credit losses is maintained by assessing or reversing a provision for loan losses through the Company’s earnings. In estimating credit losses, Management must exercise judgment in evaluating information deemed relevant, such as financial information regarding individual borrowers, overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other information. The amount of ultimate losses on the loan portfolio can vary from the estimated amounts. Management follows a systematic methodology to estimate loss potential in an effort to reduce the differences between estimated and actual losses.

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

Nonperforming Assets

	At March 31,		At December 31,
	2020	2019	2019
	(In thousands)

Nonperforming nonaccrual loans	$419	$330	$659
Performing nonaccrual loans	3,933	3,670	3,781
Total nonaccrual loans	4,352	4,000	4,440
Accruing loans 90 or more days past due	178	394	440
Total nonperforming loans	4,530	4,394	4,880
Other real estate owned	43	43	43
Total nonperforming assets	$4,573	$4,437	$4,923

At March 31, 2020, one loan secured by commercial real estate with a balance of $3.4 million was on nonaccrual status. The remaining six nonaccrual loans held at March 31, 2020 had an average carrying value of $155 thousand.

Management believes the overall credit quality of the loan portfolio is reasonably stable; however, classified and nonperforming assets could fluctuate from period to period. The performance of any individual loan can be affected by external factors such as the interest rate environment, economic conditions, pandemics, and collateral values or factors particular to the borrower. No assurance can be given that additional increases in nonaccrual and delinquent loans will not occur in the future.

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”). The following table summarizes allowance for credit losses at the dates indicated:

	At March 31,		At December 31,
	2020	2019	2019
	(In thousands)

Allowance for Credit Losses (Loans)	$24,804	$20,477	$19,484
Allowance for Credit Losses (Held to Maturity Debt Securities)	16	-	-
Total Allowance for Credit Losses	$24,820	$20,477	$19,484

Allowance for Credit Losses (Debt Securities Held to Maturity)

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. The adoption of the ASU resulted in establishment of allowance for credit losses related to debt securities held to maturity of $16 thousand.

Allowance for Credit Losses (Loans)

The Company’s allowance for credit losses (loans) represents Management’s estimate of loan losses inherent in the loan portfolio based on the current expected credit loss (CECL) model. In evaluating credit risk for loans, Management measures loss potential of the carrying value of loans. As described above, payments received on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected.

The following table summarizes the allowance for loan losses/credit losses (loans), chargeoffs and recoveries for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2020	2019	2019
	(In thousands)
Analysis of the Allowance for Loan Losses/Credit Losses
Balance, end of prior period	$19,484	$21,351	$19,828
Adoption of ASU 2016-13	2,017	-	-
Balance, beginning of period	21,501	21,351	19,828
Provision for credit losses	4,300	-	-
Loans charged off:
Commercial	(178)	(23)	(26)
Consumer installment and other	(1,395)	(1,368)	(1,141)
Total chargeoffs	(1,573)	(1,391)	(1,167)
Recoveries of loans previously charged off:
Commercial	143	93	319
Commercial real estate	12	12	158
Consumer installment and other	421	412	346
Total recoveries	576	517	823
Net loan losses	(997)	(874)	(344)
Balance, end of period	$24,804	$20,477	$19,484

Net loan losses as a percentage of average total loans (annualized)	0.36%	0.29%	0.12%

Allowance for unfunded credit commitments	53	2,308	2,160

The Company's allowance for credit losses (loans) is maintained at a level considered appropriate to provide for losses that can be estimated based upon specific and general conditions. These include conditions unique to individual borrowers, as well as overall loan loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing and expected economic conditions and other factors. The Company evaluates all loans with outstanding principal balances in excess of $500 thousand that are classified or on nonaccrual status and all “troubled debt restructured” loans individually for credit loss. The remainder of the loan portfolio is collectively evaluated for credit loss based in part on quantitative analyses of historical loan loss experience of loan portfolio segments to determine standard loss rates for each segment, which is adjusted for current conditions, reasonable and supportable forecasts, and other factors. The loss rates are applied to segmented loan balances to allocate the allowance to the segments of the loan portfolio.

	Allowance for Credit Losses (Loans)
	For the Three Months Ended March 31, 2020
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for credit losses (loans):
Balance at beginning of period, prior to adoption of ASU 2016-13	$4,959	$4,064	$109	$206	$6,445	$3,701	$19,484
Impact of adopting ASU 2016-13	3,385	618	(31)	(132)	1,878	(3,701)	2,017
Adjusted beginning balance	8,344	4,682	78	74	8,323	-	21,501
Provision (reversal)	27	59	29	(4)	4,189	-	4,300
Chargeoffs	(178)	-	-	-	(1,395)	-	(1,573)
Recoveries	143	12	-	-	421	-	576
Total allowance for credit losses (loans)	$8,336	$4,753	$107	$70	$11,538	$-	$24,804

Management considers the $24.8 million allowance for credit losses (loans) to be adequate as a reserve against probable incurred loan losses in the loan portfolio as of March 31, 2020.

See Note 4 to the unaudited consolidated financial statements for additional information related to the loan portfolio, loan portfolio credit risk, allowance for credit losses (loans) and other real estate owned.

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

The Company’s asset and liability position was slightly “asset sensitive” at March 31, 2020, depending on the interest rate assumptions applied to each simulation model. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes.

At March 31, 2020, Management’s most recent measurements of estimated changes in net interest income were:

Static Simulation (balance sheet composition unchanged):
Assumed Immediate Parallel Shift in Interest Rates	-1.00%	0.00%	+1.00%
First Year Change in Net Interest Income	-8.00%	0.00%	+4.80%

Dynamic Simulation (balance sheet composition changes):
Assumed Change in Interest Rates Over 1 Year	-1.00%	0.00%	+1.00%
First Year Change in Net Interest Income	-4.00%	0.00%	+1.60%

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

Market Risk - Other

Market values of loan collateral can directly impact the level of loan chargeoffs and the provision for credit losses. The financial condition and liquidity of debtors issuing bonds and debtors whose mortgages or other obligations are securitized can directly impact the credit quality of the Company’s investment securities portfolio requiring the Company to establish or increase reserves for credit losses. Other types of market risk, such as foreign currency exchange risk, are not significant in the normal course of the Company's business activities.

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98% of funding for average total assets in the three months ended March 31, 2020 and the twelve months ended December 31, 2019. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary source of liquidity. The Company held $3.9 billion in total investment securities at March 31, 2020. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At March 31, 2020, such collateral requirements totaled approximately $746 million.

The Bank has been processing customer PPP loan applications. The Federal Reserve Bank established the Paycheck Protection Program Liquidity Facility (“PPPLF”) to provide funding for eligible firms extending PPP loans. The Bank intends to fund customer PPP loans with available excess cash balances and, if needed, by PPPLF borrowings. The volume of PPP loans ultimately approved and funded by the Bank is uncertain given strong demand across the country for PPP loans and the aggregate limits of government funding for the Paycheck Protection Program. The ultimate amount PPPLF borrowing by the Bank, if any, is uncertain given ultimate PPP loan volumes is uncertain. Under the PPPLF, the Bank must pledge PPP loans as collateral for PPPLF borrowings. Principal reductions on the pledged PPP loans must immediately result in principal reduction of the PPPLF borrowing.

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

Management continually monitors the Company’s cash levels. Loan demand from credit worthy borrowers will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service, new regulations and market conditions. The Company does not aggressively solicit higher-costing time deposits. Changes in interest rates, most notably rising interest rates, could impact deposit volumes. Depending on economic conditions, interest rate levels, liquidity management and a variety of other conditions, deposit growth may be used to fund loans or purchase investment securities. However, due to possible volatility in economic conditions, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $11 million and $44 million in the three months ended March 31, 2020 and the twelve months ended December 31, 2019, respectively, and retire common stock in the amount of $9.2 million and $488 thousand, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 9.7% in the three months ended March 31, 2020 and 11.9% in the year ended December 31, 2019. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $2.3 million in the three months ended March 31, 2020 and $14 million in the year ended December 31, 2019.

The Company paid common dividends totaling $11 million in the three months ended March 31, 2020 and $44 million in the year ended December 31, 2019, which represent dividends per common share of $0.41 and $1.63, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 180 thousand shares valued at 9.2 million in the three months ended March 31, 2020 and 8 thousand shares valued at $488 thousand in the year ended December 31, 2019.

The Company's primary capital resource is shareholders' equity, which was $706 million at March 31, 2020 compared with $731 million at December 31, 2019. The Company's ratio of equity to total assets was 12.5% at March 31, 2020 and 13.0% at December 31, 2019.

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

Capital to Risk-Adjusted Assets

The capital ratios for the Company and the Bank under current regulatory capital standards are presented in the tables below, on the dates indicated.

				To Be
				Well-capitalized
			Required for	Under Prompt
	At March 31, 2020		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	15.16%	11.47%	7.00%	6.50%
Tier I Capital	15.16%	11.47%	8.50%	8.00%
Total Capital	15.81%	12.28%	10.50%	10.00%
Leverage Ratio	10.48%	7.90%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2019		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	16.22%	11.80%	7.00%	6.50%
Tier I Capital	16.22%	11.80%	8.50%	8.00%
Total Capital	16.83%	12.58%	10.50%	10.00%
Leverage Ratio	10.50%	7.60%	4.00%	5.00%

In June 2016, the Financial Accounting Standards Board issued an update to the accounting standards for credit losses known as the "Current Expected Credit Losses" (CECL) methodology, which replaces the existing incurred loss methodology for certain financial assets. The Company adopted the CECL methodology effective January 1, 2020, which involved an implementing accounting entry to retained earnings on a net-of-tax basis. The adoption of the CECL methodology did not have a material adverse day-one impact to capital ratios and the Company did not adopt the phase in regulatory capital relief. See Note 2 to unaudited consolidated financial statements, “Recently Adopted Accounting Standards” for more information on the CECL methodology.

PPP loans are zero percent risk weighted for regulatory capital purposes; any growth in PPP loans will not affect regulatory capital ratios, other than potential effect on the Leverage ratio. To the extent funding of PPP loans is through excess cash balances or PPPLF borrowings, the Leverage ratio will be unaffected. However, PPP loans funded by increased non-PPPLF borrowings would reduce the leverage ratio.

The Company and the Bank routinely project capital levels by analyzing forecasted earnings, credit quality, shareholder dividends, asset volumes, share repurchase activity, stock option exercise proceeds, and other factors. Based on current capital projections, the Company and the Bank expect to maintain regulatory capital levels in excess of the minimum required to be considered well-capitalized under the prompt corrective action framework while continuing to pay quarterly dividends to shareholders. No assurance can be given that changes in capital management plans will not occur.

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2020.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s Form 10-K as of December 31, 2019 includes detailed disclosure about the risks faced by the Company’s business. The following is an update on risk factors that have changed since the Form 10-K was filed.

The COVID-19 Coronavirus Pandemic Will Have an Uncertain Impact on the Company's Financial Condition and Results of Operations

The COVID-19 coronavirus pandemic caused escalating infections in the United States beginning in the first quarter of 2020 and may continue for some time. The spread of the outbreak has disrupted the United States economy and is likely to disrupt banking and other financial activity in the market areas in which the Company and its banking subsidiary, Westamerica Bank (the "Bank") do business.  Regions and states of the United States of America have implemented varying degrees of "stay at home" directives in an effort to prevent the spread of the virus. On March 19, 2020, the Governor of the State of California ordered all individuals living in the State of California to stay within their residence to prevent the spread of the novel coronavirus and many businesses have suspended or reduced business activities. The California "stay at home" directive excludes essential businesses, including banks, and the Bank remains open and fully operational. These "stay at home" directives have, however, significantly reduced economic activity in the United States and the State of California. California-based initial claims for unemployment have risen considerably since March of 2020.

The Bank's deposits are exclusively sourced within California and its loans are primarily to borrowers domiciled within California. Demand for the Bank's products and services, such as loans and deposits, could be affected as a result of the decline in economic activity within the state.

The Bank's investment portfolio contains bonds for which the source of repayment is domestic mortgage repayments, domestic municipalities throughout the United States, and domestic and global corporations. The value of the Bank's investment portfolio may decline if, for example, the general economy deteriorates, inflation increases, credit ratings decline, the issuers’ financial condition deteriorates or the liquidity for debt securities declines.

In response to the pandemic, the Federal Reserve has engaged significant levels of monetary policy to provide liquidity and credit facilities to the financial markets. On March 15, 2020, the Federal Open Market Committee ("FOMC") reduced the target range for the federal funds rate to 0 to 0.25 percent; relatedly, the FOMC reduced the interest rate paid on required and excess reserve balances to 0.10 percent effective March 16, 2020, all of which may negatively impact net interest income. The Bank maintains required and excess reserve balances at the Federal Reserve Bank; the amount that earns interest is identified in the Company's financial statements as "interest-bearing cash".

In response to the pandemic, the United States federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020. The CARES Act will provide an estimated $2 trillion in fiscal stimulus to the United States economy.

The extent of the spread of the coronavirus, its ultimate containment and its effects on the economy and the Company are uncertain at this time. The effectiveness of the Federal Reserve Bank's monetary policies and the federal government's fiscal policies in stimulating the United States economy is uncertain at this time.

Management expects the Company's net interest income and non-interest income to decline and credit-related losses to increase for an uncertain period given the decline in economic activity occurring due to the coronavirus. The amount of impact on the Company's financial results is uncertain.

In addition, the Company's future success and profitability substantially depends upon the skills and experience of its executive officers and directors, many of whom have held positions with the Company for many years. The unanticipated loss or unavailability of key employees due to the outbreak could adversely affect the Company's ability to operate its business or execute its business strategy.

Any one or a combination of the factors identified above, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects.

The Recent Decline in Oil Prices Could Have an Impact on the Company's Financial Condition and Results of Operations

Oil prices have declined considerably in the first quarter of 2020. The decline in oil prices could negatively affect the financial results of industrial sector-based and energy sector-based corporate issuers of corporate bonds owned by the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the quarter ended March 31, 2020.

	2020
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
January 1 through January 31	-	$-	-	1,750
February 1 through February 29	-	-	-	1,750
March 1 through March 31	180	51.52	180	1,570
Total	180	$51.52	180	1,570

The Company repurchases shares of its common stock in the open market on a discretionary basis to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

Shares were repurchased during the period January 1, 2020 through March 31, 2020 pursuant to a program approved by the Board of Directors on July 25, 2019 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2020.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 5, 2020