Form 10-Q
period 2020-06-30
WESTAMERICA BANCORPORATION
filed 2020-08-05
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission file number: 001-09383

WESTAMERICA BANCORPORATION

(Exact Name of Registrant as Specified in Its Charter)

California	94-2156203
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                                        No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of July 29, 2020
Common Stock, No Par Value	26,932,929

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by riots, terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the local, regional and national economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing or security systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of natural disasters, including earthquakes, fire, flood, drought, pandemics and other disasters on the Company, including on the uninsured value of the Company’s assets and of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values; (13) changes in the securities markets; and (14) the duration and severity of the COVID-19 pandemic and governmental responses to the pandemic; and (15) the outcome of contingencies, such as legal proceedings. However, the reader should not consider the above-mentioned factors to be a complete set of all potential risks or uncertainties.

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

PART I - FINANCIAL INFORMATION

Item 1      Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At June 30,	At December 31,
	2020	2019
	(In thousands)
Assets:
Cash and due from banks	$500,820	$373,421
Debt securities available for sale	3,708,370	3,078,846
Debt securities held to maturity, net of allowance for credit losses of $16 at June 30, 2020 and $ - at December 31, 2019 (Fair value of $656,390 at June 30, 2020 and $744,296 at December 31, 2019)	638,281	738,072
Loans	1,316,359	1,126,664
Allowance for credit losses on loans	(24,529)	(19,484)
Loans, net of allowance for credit losses on loans	1,291,830	1,107,180
Other real estate owned	43	43
Premises and equipment, net	34,061	34,597
Identifiable intangibles, net	1,245	1,391
Goodwill	121,673	121,673
Other assets	167,566	164,332
Total Assets	$6,463,889	$5,619,555

Liabilities:
Noninterest-bearing deposits	$2,702,885	$2,240,112
Interest-bearing deposits	2,765,527	2,572,509
Total deposits	5,468,412	4,812,621
Short-term borrowed funds	86,170	30,928
Other liabilities	101,231	44,589
Total Liabilities	5,655,813	4,888,138

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,933 at June 30, 2020 and 27,062 at December 31, 2019	467,351	465,460
Deferred compensation	35	771
Accumulated other comprehensive income	93,732	26,051
Retained earnings	246,958	239,135
Total Shareholders' Equity	808,076	731,417
Total Liabilities and Shareholders' Equity	$6,463,889	$5,619,555

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$15,278	$14,822	$29,087	$29,619
Equity securities	103	99	206	197
Debt securities available for sale	22,429	17,823	43,744	35,344
Debt securities held to maturity	3,616	4,924	7,524	10,253
Interest-bearing cash	113	1,958	969	3,696
Total Interest and Loan Fee Income	41,539	39,626	81,530	79,109
Interest Expense:
Deposits	424	478	858	963
Short-term borrowed funds	10	9	18	18
Other borrowed funds	1	-	1	-
Total Interest Expense	435	487	877	981
Net Interest and Loan Fee Income	41,104	39,139	80,653	78,128
Provision for Credit Losses	-	-	4,300	-
Net Interest and Loan Fee Income After Provision for Credit Losses	41,104	39,139	76,353	78,128
Noninterest Income:
Service charges on deposit accounts	3,151	4,493	7,399	8,997
Merchant processing services	2,277	2,657	4,635	5,215
Debit card fees	1,459	1,641	2,927	3,148
Trust fees	714	749	1,491	1,466
ATM processing fees	518	722	1,097	1,355
Other service fees	420	585	926	1,162
Financial services commissions	123	93	248	194
Securities gains	71	26	71	50
Life insurance gains	-	433	-	433
Other noninterest income	821	889	2,408	1,847
Total Noninterest Income	9,554	12,288	21,202	23,867
Noninterest Expense:
Salaries and related benefits	12,900	13,090	25,918	26,198
Occupancy and equipment	4,791	4,916	9,723	9,964
Outsourced data processing services	2,324	2,367	4,729	4,736
Professional fees	643	481	1,032	1,146
Courier service	508	451	999	893
Amortization of identifiable intangibles	73	79	146	389
Loss contingency	-	553	-	553
Other noninterest expense	3,515	3,624	6,871	6,865
Total Noninterest Expense	24,754	25,561	49,418	50,744
Income Before Income Taxes	25,904	25,866	48,137	51,251
Provision for income taxes	6,342	6,241	11,613	11,980
Net Income	$19,562	$19,625	$36,524	$39,271

Average Common Shares Outstanding	26,935	26,942	27,001	26,892
Average Diluted Common Shares Outstanding	26,951	26,987	27,024	26,950
Per Common Share Data:
Basic earnings	$0.72	$0.73	$1.35	$1.46
Diluted earnings	0.72	0.73	1.35	1.46
Dividends paid	0.41	0.41	0.82	0.81

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$19,562	$19,625	$36,524	$39,271
Other comprehensive income:
Changes in net unrealized gains on debt securities available for sale	132,902	34,602	96,158	75,415
Deferred tax expense	(39,291)	(10,229)	(28,427)	(22,295)
Reclassification of gains included in net income	(71)	-	(71)	-
Deferred tax expense on gains included in net income	21	-	21	-
Changes in net unrealized gains on debt securities available for sale, net of tax	93,561	24,373	67,681	53,120
Total comprehensive income	$113,123	$43,998	$104,205	$92,391

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income (Loss)	Earnings	Total
	(In thousands except dividend per share)

Balance, March 31, 2020	26,932	$465,701	$771	$171	$238,903	$705,546
Net income for the period					19,562	19,562
Other comprehensive income				93,561		93,561
Exercise of stock options	13	572				572
Restricted stock activity	-	736	(736)			-
Stock based compensation		525				525
Stock awarded to employees	1	45				45
Retirement of common stock	(13)	(228)			(391)	(619)
Dividends ($0.41 per share)					(11,116)	(11,116)
Balance, June 30, 2020	26,933	$467,351	$35	$93,732	$246,958	$808,076

Balance, December 31, 2019	27,062	$465,460	$771	$26,051	$239,135	$731,417
Adoption of ASU 2016-13					52	52
Adjusted Balance, January 1, 2020	27,062	465,460	771	26,051	239,187	731,469
Net income for the period					36,524	36,524
Other comprehensive income				67,681		67,681
Exercise of stock options	53	2,838				2,838
Restricted stock activity	10	1,270	(736)			534
Stock based compensation		1,050				1,050
Stock awarded to employees	1	66				66
Retirement of common stock	(193)	(3,333)			(6,533)	(9,866)
Dividends ($0.82 per share)					(22,220)	(22,220)
Balance, June 30, 2020	26,933	$467,351	$35	$93,732	$246,958	$808,076

Balance, March 31, 2019	26,901	$455,304	$771	$(11,249)	$211,941	$656,767
Net income for the period					19,625	19,625
Other comprehensive income				24,373		24,373
Exercise of stock options	50	2,539				2,539
Restricted stock activity	18	1,073				1,073
Stock based compensation	-	541				541
Stock awarded to employees	1	48				48
Retirement of common stock	(8)	(136)			(352)	(488)
Dividends ($0.41 per share)					(11,041)	(11,041)
Balance, June 30, 2019	26,962	$459,369	$771	$13,124	$220,173	$693,437

Balance, December 31, 2018	26,730	$448,351	$1,395	$(39,996)	$205,841	$615,591
Cumulative effect of bond premium amortization adjustment, net of tax					(2,801)	(2,801)
Adjusted Balance, January 1, 2019	26,730	448,351	1,395	(39,996)	203,040	612,790
Net income for the period					39,271	39,271
Other comprehensive income				53,120		53,120
Shares issued from stock warrant exercise, net of repurchase	51					-
Exercise of stock options	170	8,310				8,310
Restricted stock activity	18	1,697	(624)			1,073
Stock based compensation	-	1,082				1,082
Stock awarded to employees	1	65				65
Retirement of common stock	(8)	(136)			(352)	(488)
Dividends ($0.81 per share)					(21,786)	(21,786)
Balance, June 30, 2019	26,962	$459,369	$771	$13,124	$220,173	$693,437

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months
	Ended June 30,
	2020	2019
	(In thousands)
Operating Activities:
Net income	$36,524	$39,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	12,361	9,852
Provision for credit losses	4,300	-
Stock option compensation expense	1,050	1,082
Securities gains	(71)	(50)
Life insurance gains	-	(433)
Net change in:
Amortization of deferred loan fees	(1,057)	(215)
Interest income receivable	(3,526)	(673)
Income taxes receivable	-	(6,549)
Income taxes payable	(585)	-
Deferred income taxes	478	4,902
Other assets	(12,478)	(20,013)
Interest expense payable	52	44
Other liabilities	28,875	12,323
Net Cash Provided by Operating Activities	65,923	39,541

Investing Activities:
Net (disbursements) repayments of loans	(189,704)	44,721
Proceeds from life insurance policies	-	1,273
Purchases of debt securities available for sale	(869,942)	(418,223)
Proceeds from sale/maturity/calls of debt securities available for sale	343,170	368,216
Proceeds from maturity/calls of debt securities held to maturity	97,555	111,099
Purchases of premises and equipment	(1,389)	(1,425)
Proceeds from sale of foreclosed assets	-	307
Net Cash (Used in) Provided by Investing Activities	(620,310)	105,968

Financing Activities:
Net change in:
Deposits	655,791	(136,577)
Short-term borrowings	55,243	3,334
Exercise of stock options	2,838	8,310
Retirement of common stock	(9,866)	(488)
Common stock dividends paid	(22,220)	(21,786)
Net Cash Provided by (Used in) Financing Activities	681,786	(147,207)
Net Change In Cash and Due from Banks	127,399	(1,698)
Cash and Due from Banks at Beginning of Period	373,421	420,284
Cash and Due from Banks at End of Period	$500,820	$418,586

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$1,639	$23,087
Amount recognized upon initial adoption of ASU 2016-02	-	15,325
Securities purchases pending settlement	13,632	-
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	3,276	3,411
Interest paid for the period	825	874
Income tax payments for the period	11,900	12,910

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recently Adopted Accounting Standards

In the six months ended June 30, 2020, the Company adopted the following new accounting guidance:

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

The following table summarizes the impact of adoption of ASU 2016-13.

	January 1, 2020
	Balance,	Impact of	As reported
	prior to adoption	adoption of	under
	of ASU 2016-13	ASU 2016-13	ASU 2016-13
	(In thousands)
Assets:
Allowance for credit losses on loans:
Commercial	$4,959	$3,385	$8,344
Commercial real estate	4,064	618	4,682
Construction	109	(31)	78
Residential real estate	206	(132)	74
Consumer and other installment loans	6,445	1,878	8,323
Unallocated	3,701	(3,701)	-
Allowance for credit losses on loans	$19,484	$2,017	$21,501

Allowance for credit losses on debt securities held to maturity	-	16	16

Liabilities:
Allowance for credit losses for unfunded commitments	2,160	(2,107)	53

Debt Securities. Debt securities consist of the U.S. Treasury, securities of government sponsored entities, states, counties, municipalities, corporations, agency and non-agency mortgage-backed securities, and collateralized loan obligations. Securities transactions are recorded on a trade date basis. The Company classifies its debt securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value with unrealized gains and losses included in net income. Held to maturity debt securities are those securities which the Company has the ability and intent to hold until maturity. Held to maturity debt securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Securities not included in trading or held to maturity are classified as available for sale debt securities. Available for sale debt securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale debt securities are included in accumulated other comprehensive income. Accrued interest is recorded within other assets and reversed against interest income if it is not received.

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

Loans. Loans are stated at the principal amount outstanding, net of unearned discount and unamortized deferred fees and costs. Interest is accrued daily on the outstanding principal balances and included in other assets. Loans which are more than 90 days delinquent with respect to interest or principal, unless they are well secured and in the process of collection, and other loans on which full recovery of principal or interest is in doubt, are placed on nonaccrual status. Interest previously accrued on loans placed on nonaccrual status is charged against interest income. In addition, some loans secured by real estate and commercial loans to borrowers experiencing financial difficulties are placed on nonaccrual status even though the borrowers continue to repay the loans as scheduled. When the ability to fully collect nonaccrual loan principal is in doubt, payments received are applied against the principal balance of the loans on a cost-recovery method until such time as full collection of the remaining recorded balance is expected. Any additional interest payments received after that time are recorded as interest income on a cash basis. Nonaccrual loans are reinstated to accrual status when none of the loan’s principal and interest is past due and improvements in credit quality eliminate doubt as to the full collectability of both principal and interest, or the loan otherwise becomes well secured and in the process of collection. Certain consumer loans or auto receivables are charged off against the allowance for credit losses when they become 120 days past due.

A troubled debt restructuring (“TDR”) occurs when the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower it would not otherwise consider. The Company follows its general nonaccrual policy for TDRs. Performing TDRs are reinstated to accrual status when improvements in credit quality eliminate the doubt as to full collectability of both principal and interest. Under the Coronavirus Aid, Relief, and Economic Security Act, banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.

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

Loans that do not share risk characteristics with other loans in the pools are evaluated individually. A loan is considered ‘collateral-dependent’ when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. A credit loss reserve for collateral-dependent loans is established at the difference between the amortized cost basis in the loan and the fair value of the underlying collateral adjusted for costs to sell. For other individually evaluated loans that are not collateral dependent, a credit loss reserve is established at the difference between the amortized cost basis in the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate. The impact of an expected TDR modification is included in the allowance for credit losses when management determines a TDR modification is likely.

Accrued interest is recorded in other assets and is excluded from the estimation of expected credit loss. Accrued interest is reversed through interest income when amounts are determined to be uncollectible, which generally occurs when the underlying receivable is placed on nonaccrual status or charged off.

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

The provisions of the ASU were effective January 1, 2020 with the option to early adopt any removed or modified disclosures upon issuance of the ASU. The Company early adopted the provisions to remove and/or modify relevant disclosures in the “Fair Value Measurements” note to the unaudited consolidated financial statements. The requirement to include additional disclosures was adopted by the Company January 1, 2020. The additional disclosures did not affect the financial results upon adoption.

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

[The remainder of this page intentionally left blank]

Note 3: Investment Securities

The market value of equity securities was $1,797 thousand at June 30, 2019. During the six months ended June 30, 2019, the Company recognized gross unrealized holding gains of $50 thousand in earnings. The Company had no equity securities at June 30, 2020 and December 31, 2019 due to the sales of such securities during the third quarter 2019.

During the quarter and six months ended June 30, 2020, the Company provided no provision for credit loss on debt securities held to maturity. An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of cumulative other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $16 thousand, follows:

	At June 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities ("MBS")	$811,331	$28,755	$(1)	$840,085
Agency commercial MBS	3,638	-	(9)	3,629
Securities of U.S. Government entities	171	-	-	171
Obligations of states and political subdivisions	147,260	4,932	(38)	152,154
Corporate securities	2,170,503	100,018	(1,110)	2,269,411
Commercial paper	299,742	45	(205)	299,582
Collateralized Loan Obligations	142,652	738	(52)	143,338
Total debt securities available for sale	3,575,297	134,488	(1,415)	3,708,370
Debt securities held to maturity
Agency residential MBS	304,439	9,364	(45)	313,758
Non-agency residential MBS	2,112	14	-	2,126
Obligations of states and political subdivisions	331,746	8,760	-	340,506
Total debt securities held to maturity	638,297	18,138	(45)	656,390
Total	$4,213,594	$152,626	$(1,460)	$4,364,760

	At December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$19,999	$1	$-	$20,000
Securities of U.S. Government sponsored entities	111,251	14	(98)	111,167
Agency residential mortgage-backed securities (MBS)	934,592	10,996	(5,838)	939,750
Agency commercial MBS	3,711	-	(3)	3,708
Securities of U.S. Government entities	553	-	(9)	544
Obligations of states and political subdivisions	159,527	3,656	(44)	163,139
Corporate securities	1,805,479	29,183	(879)	1,833,783
Collateralized Loan Obligations	6,748	7	-	6,755
Total debt securities available for sale	3,041,860	43,857	(6,871)	3,078,846
Debt securities held to maturity
Agency residential MBS	353,937	766	(2,235)	352,468
Non-agency residential MBS	2,354	22	-	2,376
Obligations of states and political subdivisions	381,781	7,672	(1)	389,452
Total debt securities held to maturity	738,072	8,460	(2,236)	744,296
Total	$3,779,932	$52,317	$(9,107)	$3,823,142

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At June 30, 2020
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$528,253	$529,421	$57,015	$57,392
Over 1 to 5 years	1,062,469	1,116,754	146,003	149,824
Over 5 to 10 years	1,142,837	1,190,058	128,728	133,290
Over 10 years	26,769	28,423	-	-
Subtotal	2,760,328	2,864,656	331,746	340,506
MBS	814,969	843,714	306,551	315,884
Total	$3,575,297	$3,708,370	$638,297	$656,390

	At December 31, 2019
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$294,698	$295,255	$70,378	$70,602
Over 1 to 5 years	1,104,775	1,122,391	161,911	165,126
Over 5 to 10 years	670,595	683,277	149,492	153,724
Over 10 years	33,489	34,465	-	-
Subtotal	2,103,557	2,135,388	381,781	389,452
MBS	938,303	943,458	356,291	354,844
Total	$3,041,860	$3,078,846	$738,072	$744,296

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At June 30, 2020 and December 31, 2019, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At June 30, 2020
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	-	$-	$-	2	$337	$(1)	2	$337	$(1)
Agency commercial MBS	1	3,629	(9)	-	-	-	1	3,629	(9)
Securities of U.S. Government entities	1	171	-	-	-	-	1	171	-
Obligations of states and political subdivisions	-	-	-	2	2,169	(38)	2	2,169	(38)
Corporate securities	5	44,582	(749)	4	20,409	(361)	9	64,991	(1,110)
Commercial paper	6	149,670	(205)	-	-	-	6	149,670	(205)
Collateralized Loan Obligations	3	28,812	(52)	-	-	-	3	28,812	(52)
Total	16	$226,864	$(1,015)	8	$22,915	$(400)	24	$249,779	$(1,415)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At June 30, 2020
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	3	$179	$-	4	$1,883	$(45)	7	$2,062	$(45)
Non-agency residential MBS	1	507	-	-	-	-	1	507	-
Total	4	$686	$-	4	$1,883	$(45)	8	$2,569	$(45)

Based upon the most recent evaluation, the unrealized losses on the Company’s debt securities available for sale were most likely caused by market conditions for these types of investments, particularly changes in risk-free interest rates and/or market bid-ask spreads. The Company does not intend to sell any debt securities available for sale and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. Therefore, the Company does not consider these debt securities to have credit related loss as of June 30, 2020.

The fair values of debt securities available for sale could decline in the future if the general economy deteriorates inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for debt securities declines. As a result, significant credit loss on debt securities available for sale may occur in the future.

As of June 30, 2020 and December 31, 2019, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $868,665 thousand and $760,365 thousand, respectively.

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

The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by a major rating agency. One corporate bond with an amortized cost of $15.0 million and a fair value of $14.7 million at June 30, 2020, is rated below investment grade. The $14.7 million corporate bond was issued by a pharmaceutical company which develops, manufactures and markets generic and branded human pharmaceuticals, as well as active pharmaceutical ingredients, to customers worldwide. The bond matures in 2021, and the issuing Company has refinanced much of its debt obligations beyond the maturity date. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

For
the Six Months
Ended June 30,
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

The following table summarizes the amortized cost of debt securities held to maturity at June 30, 2020, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At June 30, 2020
	(In thousands)
	AAA/AA/A	BBB	BB/B	Total

Agency residential MBS	$304,439	$-	$-	$304,439
Non-agency residential MBS	1,082	-	1,030	2,112
Obligations of states and political subdivisions	331,645	101	-	331,746
Total	$637,166	$101	$1,030	$638,297

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of June 30, 2020.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months		For the Six Months
	Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Taxable	$22,920	$18,773	$44,884	$37,406
Tax-exempt from regular federal income tax	3,228	4,073	6,590	8,388
Total interest income from investment securities	$26,148	$22,846	$51,474	$45,794

Note 4: Loans, Allowance for Loan Losses/Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At June 30,	At December 31,
	2020	2019
	(In thousands)
Commercial:
Paycheck Protection Program ("PPP") loans	$240,815	$-
Other	198,978	222,085
Total commercial	439,793	222,085
Commercial Real Estate	572,421	578,758
Construction	151	1,618
Residential Real Estate	27,147	32,748
Consumer Installment & Other	276,847	291,455
Total	$1,316,359	$1,126,664

The following summarizes activity in the allowance for loan losses/credit losses:

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2020
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$8,336	$4,753	$107	$70	$11,538	$24,804
(Reversal) provision	(357)	(142)	(100)	(13)	612	-
Chargeoffs	-	-	-	-	(804)	(804)
Recoveries	93	12	-	-	424	529
Total allowance for credit losses	$8,072	$4,623	$7	$57	$11,770	$24,529

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2020
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASU 2016-13	$4,959	$4,064	$109	$206	$6,445	$3,701	$19,484
Impact of adopting ASU 2016-13	3,385	618	(31)	(132)	1,878	(3,701)	2,017
Adjusted beginning balance	8,344	4,682	78	74	8,323	-	21,501
(Reversal) provision	(330)	(84)	(71)	(17)	4,802	-	4,300
Chargeoffs	(178)	-	-	-	(2,199)	-	(2,377)
Recoveries	236	25	-	-	844	-	1,105
Total allowance for credit losses	$8,072	$4,623	$7	$57	$11,770	$-	$24,529

The significant increase in the allowance for credit losses for consumer installment and other loans was due to expected credit losses associated with forecasted unemployment impacted by the COVID-19 pandemic. The growth in commercial loans was due to originations of PPP loans which are 100% guaranteed by the Small Business Administration (“SBA”). Loan proceeds used for eligible payroll and certain other operating costs are to be forgiven with repayment of loan principal and accrued interest made by the SBA. Management does not expect credit losses on PPP loans.

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At June 30, 2020
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$431,326	$561,272	$151	$25,750	$274,325	$1,292,824
Substandard	8,467	11,149	-	1,397	1,712	22,725
Doubtful	-	-	-	-	401	401
Loss	-	-	-	-	409	409
Total	$439,793	$572,421	$151	$27,147	$276,847	$1,316,359

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$213,542	$567,525	$1,618	$31,055	$289,424	$1,103,164
Substandard	8,543	11,233	-	1,693	1,329	22,798
Doubtful	-	-	-	-	308	308
Loss	-	-	-	-	394	394
Total	$222,085	$578,758	$1,618	$32,748	$291,455	$1,126,664

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At June 30, 2020
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$439,449	$220	$9	$-	$115	$439,793
Commercial real estate	564,554	3,675	357	-	3,835	572,421
Construction	151	-	-	-	-	151
Residential real estate	26,204	521	422	-	-	27,147
Consumer installment and other	274,349	1,480	445	290	283	276,847
Total	$1,304,707	$5,896	$1,233	$290	$4,233	$1,316,359

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2019
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$221,199	$531	$158	$-	$197	$222,085
Commercial real estate	573,809	432	421	-	4,096	578,758
Construction	1,618	-	-	-	-	1,618
Residential real estate	31,934	274	540	-	-	32,748
Consumer installment and other	286,391	2,960	1,517	440	147	291,455
Total	$1,114,951	$4,197	$2,636	$440	$4,440	$1,126,664

There was no allowance for credit losses allocated to loans on nonaccrual status as of June 30, 2020. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2020 and December 31, 2019.

The following summarizes impaired loans as of December 31, 2019:

	Impaired Loans
	At December 31,
	2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance

With no related allowance recorded:
Commercial	$21	$21	$-
Commercial real estate	7,408	8,856	-
Residential real estate	190	220	-
Consumer installment and other	43	43	-
Total with no related allowance recorded	7,662	9,140	-

With an allowance recorded:
Commercial	8,160	8,160	2,413
Total with an allowance recorded	8,160	8,160	2,413
Total	$15,822	$17,300	$2,413

Impaired loans at December 31, 2019, included $6,713 thousand of restructured loans, $3,670 thousand of which were on nonaccrual status.

	Impaired Loans
	For the Three Months		For the Six Months
	Ended June 30, 2019
	Average	Recognized	Average	Recognized
	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income
	(In thousands)
Commercial	$9,662	$165	$9,755	$332
Commercial real estate	6,539	126	6,716	273
Residential real estate	196	3	197	6
Consumer installment and other	77	-	105	-
Total	$16,474	$294	$16,773	$611

The following tables provide information on troubled debt restructurings (TDRs):

	Troubled Debt Restructurings
	At June 30, 2020
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	6	$8,367	$6,139	$-
Residential real estate	1	241	185	-
Total	7	$8,608	$6,324	$-

	Troubled Debt Restructurings
	At December 31, 2019
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial	2	$278	$32	$11
Commercial real estate	6	8,367	6,492	-
Residential real estate	1	241	189	-
Total	9	$8,886	$6,713	$11

During the three and six months ended June 30, 2020, the Company did not modify any loans that were considered TDRs. Section 4013 of the CARES Act allowed certain loan modifications for borrowers impacted by the COVID-19 pandemic to be excluded from TDR accounting. During the three and six months ended June 30, 2020, the Company modified loans under Section 4013 of the CARES Act, generally granting 90 day deferrals of principal and interest payments. Automobile and other consumer loan deferrals were $29 million and $5 million, respectively. Commercial real estate loans with deferred payments totaled $66 million, primarily for hospitality and retail properties. Commercial loans with deferred payments totaled $3 million. During the three and six months ended June 30, 2019, the Company did not modify any loans that were considered TDRs. There were no chargeoffs related to TDRs made during the three and six months ended June 30, 2020 and 2019. During the three and six months ended June 30, 2020 and 2019, no troubled debt restructured loans defaulted within 12 months of the modification date. A TDR is considered to be in default when payments are ninety days or more past due.

TDRs of $6,324 thousand included loans of $3,420 thousand on nonaccrual status at June 30, 2020. No allowance for credit losses was allocated to one commercial real estate loan secured by real property with a balance of $3,240 thousand, which was considered collateral-dependent at June 30, 2020. At June 30, 2020, $281 thousand of indirect consumer installment loans secured by personal property were past due 90 days or more and considered collateral-dependent and two residential real estate loans totaling $283 thousand secured by real property were considered collateral-dependent. There were no other collateral-dependent loans at June 30, 2020. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At June 30, 2020
									Revolving
									Loans
	Term Loans Amortized Cost Basis by Origination Year							Total	Amortized
	Prior	2015	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$22,973	$5,962	$27,294	$12,096	$22,572	$45,375	$259,214	$395,486	$35,840	$431,326
Substandard	80	-	2	-	-	-	7,932	8,014	453	8,467
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$23,053	$5,962	$27,296	$12,096	$22,572	$45,375	$267,146	$403,500	$36,293	$439,793

	At June 30, 2020
									Revolving
									Loans
	Term Loans Amortized Cost Basis by Origination Year							Total	Amortized
	Prior	2015	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$98,947	$51,492	$50,154	$104,502	$95,509	$95,999	$64,669	$561,272	$-	$561,272
Substandard	3,136	1,321	5,735	109	-	-	848	11,149	-	11,149
Doubtful	-	-	-	-	-	-		-	-	-
Loss	-	-	-	-	-	-		-	-	-
Total	$102,083	$52,813	$55,889	$104,611	$95,509	$95,999	$65,517	$572,421	$-	$572,421

	At June 30, 2020
									Revolving
									Loans
	Term Loans Amortized Cost Basis by Origination Year							Total	Amortized
	Prior	2015	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade
Pass	$-	$-	$-	$-	$-	$-	$-	$-	$151	$151
Substandard	-	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$-	$151	$151

	At June 30, 2020
									Revolving
									Loans
	Term Loans Amortized Cost Basis by Origination Year							Total	Amortized
	Prior	2015	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Residential Real Estate loans by grade
Pass	$25,750	$-	$-	$-	$-	$-	$-	$25,750	$-	$25,750
Substandard	1,397	-	-	-	-	-	-	1,397	-	1,397
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$27,147	$-	$-	$-	$-	$-	$-	$27,147	$-	$27,147

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At June 30, 2020
									Revolving
									Loans
	Term Loans Amortized Cost Basis by Origination Year							Total	Amortized
	Prior	2015	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$5,699	$7,230	$20,962	$24,868	$51,487	$67,430	$64,259	$241,935	$32,414	$274,349
30-59 days past due	31	61	102	206	200	316	248	1,164	316	1,480
60-89 days past due	8	23	30	32	59	153	20	325	120	445
Past due 90 days or more	6	35	29	50	79	85	3	287	3	290
Nonaccrual	-	-	-	-	-	-	-	-	283	283
Total	$5,744	$7,349	$21,123	$25,156	$51,825	$67,984	$64,530	$243,711	$33,136	$276,847

There were no loans held for sale at June 30, 2020 and December 31, 2019.

At June 30, 2020 and December 31, 2019, the Company held total other real estate owned (OREO) of $43 thousand. There was no reserve applied against OREO at June 30, 2020 and December 31, 2019. There were no foreclosed residential real estate properties at June 30, 2020 and December 31, 2019. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $283 thousand at June 30, 2020 and $124 thousand at December 31, 2019.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank. At June 30, 2020, the Bank did not have credit extended to any one entity exceeding these limits. At June 30, 2020, the Bank had 31 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $40,267 thousand and $43,129 thousand at June 30, 2020 and December 31, 2019, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At June 30, 2020, the Bank held corporate bonds in 100 issuing entities and commercial paper in 12 issuing entities that exceeded $5 million for each issuer.

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At June 30,	At December 31,
	2020	2019
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	59,182	57,810
Net deferred tax asset	-	11,085
Right-of-use asset	15,757	17,136
Limited partnership investments	19,535	20,773
Interest receivable	32,322	28,797
Prepaid assets	4,140	3,737
Other assets	22,403	10,767
Total other assets	$167,566	$164,332

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

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. On September 30, 2019, Visa Inc. announced a revised conversion rate applicable to its class B common stock resulting from its September 27, 2019 deposit of funds into its litigation escrow account. This funding reduced the conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, from 1.6298 to 1.6228 per share, effective as of September 27, 2019. Visa Inc. class A common stock had a closing price of $193.17 per share on June 30, 2020, the last day of stock market trading for the second quarter 2020. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At June 30, 2020, this investment totaled $19,535 thousand and $15,054 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2019, this investment totaled $20,773 thousand and $16,231 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At June 30, 2020, the $15,054 thousand of outstanding equity capital commitments are expected to be paid as follows, $3,831 thousand in the remainder of 2020, $4,071 thousand in 2021, $5,983 thousand in 2022, $295 thousand in 2023, $24 thousand in 2024, $302 thousand in 2025, $74 thousand in 2026 and $474 thousand in 2027 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Six Months Ended
	June 30,
	2020	2019	2020	2019
	(In thousands)
Investment loss included in pre-tax income	$600	$600	$1,200	$1,200
Tax credits recognized in provision for income taxes	225	225	450	450

Other liabilities consisted of the following:

	At June 30,	At December 31,
	2020	2019
	(In thousands)
Net deferred tax liability	$17,821	$-
Operating lease liability	15,757	17,136
Securities purchases pending settlement	13,632	-
Other liabilities	54,021	27,453
Total other liabilities	$101,231	$44,589

The deferred tax liability at June 30, 2020 of $17,821 thousand, net of deferred tax benefits of $21,789 thousand, included deferred tax obligations of $39,341 thousand related to unrealized gains of $133,073 thousand on available for sale debt securities. The net deferred tax asset at December 31, 2019 of $11,085 thousand was net of deferred tax obligations of $10,934 thousand related to available for sale debt securities unrealized gains.

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of June 30, 2020.

As of June 30, 2020, the Company recorded a lease liability of $15,757 thousand and a right-of-use asset of $15,757 thousand, respectively. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.8 years and 2.80%, respectively, at June 30, 2020. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of June 30, 2020.

Total lease costs during the three and six months ended June 30, 2020, of $1,657 thousand and $3,317 thousand, respectively, were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the six months ended June 30, 2020.

[The remainder of this page intentionally left blank]

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At June 30,
2020
(In thousands)
The remaining six months of 2020	$3,046
2021	4,645
2022	3,703
2023	2,980
2024	1,565
Thereafter	708
Total minimum lease payments	16,647
Less: discount	(890)
Present value of lease liability	$15,757

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three and six months ended June 30, 2020 and year ended December 31, 2019. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three and six months ended June 30, 2020 and year ended December 31, 2019 no such adjustments were recorded.

The carrying values of goodwill were:

	At June 30, 2020	At December 31, 2019
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At June 30, 2020		At December 31, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(55,563)	$56,808	$(55,417)

As of June 30, 2020, the current period and estimated future amortization expense for identifiable intangible assets was:

Total
Core
Deposit
Intangibles
(In thousands)
For the six months ended June 30, 2020 (actual)	$146
Estimate for the remainder of year ending December 31, 2020	141
Estimate for year ending December 31, 2021	269
2022	252
2023	236
2024	222
2025	125

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At June 30,	At December 31,
	2020	2019
	(In thousands)
Noninterest-bearing	$2,702,885	$2,240,112
Interest-bearing:
Transaction	997,593	931,888
Savings	1,605,169	1,471,284
Time deposits less than $100 thousand	84,717	88,355
Time deposits $100 thousand through $250 thousand	52,084	54,874
Time deposits more than $250 thousand	25,964	26,108
Total deposits	$5,468,412	$4,812,621

Demand deposit overdrafts of $1,517 thousand and $1,055 thousand were included as loan balances at June 30, 2020 and December 31, 2019, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $79 thousand and $158 thousand for the three and six months ended June 30, 2020, respectively, and $82 thousand and $164 thousand for the three and six months ended June 30, 2019, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At June 30,	At December 31,
	2020	2019
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$-	$65,833
Agency residential MBS	86,143	52,485
Corporate securities	182,308	146,253
Total collateral carrying value	$268,451	$264,571
Total short-term borrowed funds	$86,170	$30,928

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

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 includes mutual funds, federal agency securities, mortgage-backed securities, corporate securities, commercial paper, collateralized loan obligations, municipal bonds and securities of U.S government entities.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At June 30, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities (MBS)	$840,085	$-	$840,085	$-
Agency commercial MBS	3,629	-	3,629	-
Securities of U.S. Government entities	171	-	171	-
Obligations of states and political subdivisions	152,154	-	152,154	-
Corporate securities	2,269,411	-	2,269,411	-
Commercial paper	299,582		299,582
Collateralized loan obligations (CLO)	143,338	-	143,338	-
Total debt securities available for sale	$3,708,370	$-	$3,708,370	$-

(1) There were no transfers in to or out of level 3 during the six months ended June 30, 2020.

[The remainder of this page intentionally left blank]

	At December 31, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$20,000	$20,000	$-	$-
Securities of U.S. Government sponsored entities	111,167	-	111,167	-
Agency residential MBS	939,750	-	939,750	-
Agency commercial MBS	3,708	-	3,708	-
Securities of U.S. Government entities	544	-	544	-
Obligations of states and political subdivisions	163,139	-	163,139	-
Corporate securities	1,833,783	-	1,833,783	-
CLO	6,755	-	6,755	-
Total debt securities available for sale	$3,078,846	$20,000	$3,058,846	$-

(1) There were no transfers in to or out of level 3 during the twelve months ended December 31, 2019.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at June 30, 2020 and December 31, 2019, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Three Months Ended
	At June 30, 2020				March 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$43	$-	$-	$43	$-
Loans:
Commercial	5,401	-	-	5,401	-
Commercial real estate	3,773	-	-	3,773	-
Residential real estate	186	-	-	186	-
Total assets measured at fair value on a nonrecurring basis	$9,403	$-	$-	$9,403	$-

					For the
					Twelve Months Ended
	At December 31, 2019				December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$43	$-	$-	$43	$-
Impaired loans:
Commercial	5,747	-	-	5,747	-
Commercial real estate	4,091	-	-	4,091	-
Residential real estate	190	-	-	190	-
Total assets measured at fair value on a nonrecurring basis	$10,071	$-	$-	$10,071	$-

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

	At June 30, 2020
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$500,820	$500,820	$500,820	$-	$-
Debt securities held to maturity	638,281	656,374	-	656,374	-
Loans	1,291,830	1,362,955	-	-	1,362,955

Financial Liabilities:
Deposits	$5,468,412	$5,468,734	$-	$5,305,647	$163,087
Short-term borrowed funds	86,170	86,170	-	86,170	-

	At December 31, 2019
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$373,421	$373,421	$373,421	$-	$-
Debt securities held to maturity	738,072	744,296	-	744,296	-
Loans	1,107,180	1,152,949	-	-	1,152,949

Financial Liabilities:
Deposits	$4,812,621	$4,810,934	$-	$4,643,284	$167,650
Short-term borrowed funds	30,928	30,928	-	30,928	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

[The remainder of this page intentionally left blank]

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not cancellable unconditionally by the Company aggregated $40,267 thousand at June 30, 2020. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $289,785 thousand at June 30, 2020 and $265,311 thousand at December 31, 2019. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $2,355 thousand at June 30, 2020 and $3,099 thousand at December 31, 2019. The Company had no commitments outstanding for commercial and similar letters of credit at June 30, 2020 and December 31, 2019. The Company had $580 thousand and $550 thousand in outstanding full recourse guarantees to a 3rd party credit card company at June 30, 2020 and December 31, 2019, respectively. The Company had a reserve for unfunded commitments of $53 thousand at June 30, 2020 and $2,160 thousand at December 31, 2019, included in other liabilities.

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

	For the Three Months		For the Six Months
	Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$19,562	$19,625	$36,524	$39,271
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,935	26,942	27,001	26,892
Basic earnings per common share	$0.72	$0.73	$1.35	$1.46
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,935	26,942	27,001	26,892
Add common stock equivalents for options	16	45	23	58
Weighted average number of common shares outstanding - diluted (denominator)	26,951	26,987	27,024	26,950
Diluted earnings per common share	$0.72	$0.73	$1.35	$1.46

For the three and six months ended June 30, 2020, options to purchase 599 thousand and 556 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

Note 12: Impact of COVID-19

The COVID-19 Coronavirus Pandemic Will Have an Uncertain Impact on the Company's Financial Condition and Results of Operations

The COVID-19 coronavirus pandemic caused escalating infections in the United States beginning in the first quarter of 2020 that continued through the second quarter of 2020 and may continue for some time. The spread of the outbreak has disrupted the United States economy including banking and other financial activity in the market areas in which the Company and its banking subsidiary, Westamerica Bank (the "Bank"), operate.  Regions and states of the United States of America have implemented varying degrees of "stay at home" directives in an effort to prevent the spread of the virus. On March 19, 2020, the Governor of the State of California ordered all individuals living in the State of California to stay within their residence to prevent the spread of the novel coronavirus and many businesses have suspended or reduced business activities. The California "stay at home" directive excludes essential businesses, including banks, and the Bank remains open and fully operational. These "stay at home" directives have, however, significantly reduced economic activity in the United States and the State of California. In the second quarter of 2020 the “stay at home” directives were gradually lifted in varying stages in counties of the State of California. Counties with high infection rates have delayed reopening and restrictions on certain economic activity remains. California-based initial claims for unemployment have risen considerably during the second quarter of 2020.

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

In response to the pandemic, the Federal Reserve has engaged significant levels of monetary policy to provide liquidity and credit facilities to the financial markets. On March 15, 2020, the Federal Open Market Committee ("FOMC") reduced the target range for the federal funds rate to 0 to 0.25 percent; relatedly, the FOMC reduced the interest rate paid on deposit balances to 0.10 percent effective March 16, 2020, all of which may negatively impact net interest income. The Bank maintains deposit balances at the Federal Reserve Bank; the amount that earns interest is identified in the Company's financial statements as "interest-bearing cash".

In response to the pandemic, the United States federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020, providing an estimated $2 trillion fiscal stimulus to the United States economy. The CARES Act established the Paycheck Protection Program (PPP) with $350 billion to provide businesses with federally guaranteed loans to support payroll and certain operating expenses. The loans were guaranteed by the United States Small Business Administration (“SBA”) and funded through banks. In April 2020, the PPP program was expanded with an additional $310 billion. At June 30, 2020, the Bank funded $249 million in government guaranteed PPP loans which meaningfully increased interest-earning assets and related interest and fee income.

The extent of the spread of the coronavirus, its ultimate containment and its effects on the economy and the Company are uncertain at this time. The effectiveness of the Federal Reserve Bank's monetary policies and the federal government's fiscal policies in stimulating the United States economy is uncertain at this time.

Management expects the Company's net interest margin and non-interest income to decline and credit-related losses to increase for an uncertain period given the decline in economic activity occurring due to the coronavirus. The amount of impact on the Company's financial results is uncertain.

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

The Recent Decline in Oil Prices Could Have an Impact on the Company's Financial Condition and Results of Operations

Oil prices have declined considerably in the first half of 2020. The decline in oil prices could negatively affect the financial results of industrial sector-based and energy sector-based corporate issuers of corporate bonds owned by the Company. The Company’s corporate debt securities include 14 issuers in industrial and energy sectors with aggregate amortized cost of $275.6 million and fair value of $287.4 million at June 30, 2020. These securities continue to be investment grade rated by a major rating agency.

The Company’s participation in the SBA PPP loan program exposes it to risks of noncompliance with the PPP and litigation, which could have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company is a participating lender in the PPP. The SBA guarantees 100% of loans funded under the PPP. Loan proceeds used for eligible payroll and certain other operating costs are forgiven with repayment of loan principal and accrued interest made by the SBA. There is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to potential risks relating to noncompliance with the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation or regulatory enforcement could have a material adverse impact on the Company’s business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If the SBA identifies a deficiency, it could deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months		For the Six Months
	Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE)(1)	$42,063	$40,330	$82,610	$80,577
Provision for Loan Losses	-	-	4,300	-
Noninterest Income	9,554	12,288	21,202	23,867
Noninterest Expense	24,754	25,561	49,418	50,744
Income Before Income Taxes (FTE)(1)	26,863	27,057	50,094	53,700
Income Tax Provision (FTE)(1)	7,301	7,432	13,570	14,429
Net Income	$19,562	$19,625	$36,524	$39,271

Average Common Shares Outstanding	26,935	26,942	27,001	26,892
Average Diluted Common Shares Outstanding	26,951	26,987	27,024	26,950
Common Shares Outstanding at Period End	26,933	26,962

Per Common Share:
Basic Earnings	$0.72	$0.73	$1.35	$1.46
Diluted Earnings	0.72	0.73	1.35	1.46
Book Value	30.00	25.72

Financial Ratios:
Return on Assets	1.30%	1.42%	1.25%	1.42%
Return on Common Equity	11.15%	11.75%	10.41%	11.95%
Net Interest Margin (FTE)(1)	2.99%	3.13%	3.04%	3.12%
Net Loan Losses (Recoveries) to Average Loans	0.09%	0.12%	0.22%	0.21%
Efficiency Ratio(2)	48.0%	48.6%	47.6%	48.6%

Average Balances:
Assets	$6,058,365	$5,560,740	$5,856,913	$5,586,110
Loans	1,232,073	1,183,539	1,178,004	1,194,536
Investment Securities	3,957,851	3,648,436	3,901,868	3,669,029
Deposits	5,200,475	4,762,286	5,014,731	4,798,288
Shareholders' Equity	705,882	669,947	705,606	662,704

Period End Balances:
Assets	$6,463,889	$5,523,448
Loans	1,316,359	1,161,712
Investment Securities	4,346,667	3,645,685
Deposits	5,468,412	4,730,262
Shareholders' Equity	808,076	693,437

Capital Ratios at Period End:
Total Risk Based Capital	14.88%	17.88%
Tangible Equity to Tangible Assets	10.81%	10.56%

Dividends Paid Per Common Share	$0.41	$0.41	$0.82	$0.81
Common Dividend Payout Ratio	57%	56%	61%	55%

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

Financial Overview

Westamerica Bancorporation and subsidiaries’ (collectively, the “Company”) reported net income of $19.6 million or $0.72 diluted earnings per common share (“EPS”) for the second quarter 2020 and net income of $36.5 million or $1.35 diluted earnings per common share for the six months ended June 30, 2020. The COVID-19 coronavirus pandemic began in the United States and California in the first quarter 2020 and continued to cause escalating infections in the United States during the second quarter of 2020. In response to the pandemic, the Company’s primary and wholly-owned subsidiary bank, Westamerica Bank (the “Bank”), funded $249 million Paycheck Protection Program (“PPP”) loans for the Bank’s customers during the second quarter 2020. PPP loans meaningfully increased interest-earning assets and related interest and fee income. the Bank has been actively working with consumer and commercial borrowers requesting deferral of loan payments. At June 30, 2020, automobile loans and other consumer loans granted loan deferrals totaled $29 million and $5 million, respectively, commercial real estate loans with deferred payments totaled $66 million, primarily for hospitality and retail properties, and commercial loans with deferred payments totals $3 million. The results for the six months ended June 30, 2020 included a provision for credit losses of $4.3 million, which reduced EPS $0.11, representing Management’s estimate of additional reserves needed over the remaining life of its loans due to increased credit-risk from deteriorating economic conditions caused by the COVID-19 pandemic. These results compare to net income of $19.6 million or $0.73 diluted earnings per common share for the second quarter 2019 and net income of $39.3 million or $1.46 diluted earnings per common share for the six months ended June 30, 2019. Results for the second quarter 2019 and six months ended June 30, 2019 include a life insurance gain of $433 thousand and $553 thousand in loss contingencies. The loss contingencies include a $301 thousand increase in estimated customer refunds of revenue recognized prior to 2018 and a $252 thousand settlement to dismiss a lawsuit.

Regions and states of the United States of America, including California implemented varying degrees of “stay at home” directives in an effort to prevent the spread of the virus in the first quarter of 2020. These directives have significantly reduced economic activity in the United States and the State of California. In the second quarter 2020 the “stay at home” directives were gradually lifted in varying stages in counties of the State of California. Counties with high infection rates have delayed reopening and restrictions on certain economic activity remained. The unemployment claims rose considerably in the second quarter 2020. The California “stay at home” directive excludes essential businesses including banks. The Bank remains open and fully operational.

In response to the pandemic, the Federal Reserve has engaged significant levels of monetary policy to provide liquidity and credit facilities to the financial markets. On March 15, 2020, the Federal Open Market Committee (“FOMC”) reduced the target range for the federal funds rate to 0 to 0.25 percent; relatedly, the FOMC reduced the interest rate paid on deposit balances to 0.10 percent effective March 16, 2020. The Bank maintains deposit balances at the Federal Reserve Bank; the amount that earns interest is identified in the Company’s financial statements as “interest-bearing cash”.

The extent of the spread of the coronavirus and its ultimate containment are uncertain at this time. The effectiveness of the Federal Reserve Bank’s monetary policies and the federal government’s fiscal policies in stimulating the United States economy is uncertain at this time. Management expects the Company’s net interest margin and non-interest income to decline and credit-related losses to increase for an uncertain period given the decline in economic activity occurring due to the coronavirus. The amount of impact on the Company’s financial results is uncertain. Please refer to Note 12 and Part II, Item 1A “Risk factors” in this Form 10-Q.

The Company presents its net interest margin and net interest income on a fully taxable equivalent (“FTE”) basis using the current statutory federal tax rate. Management believes the FTE basis is valuable to the reader because the Company’s loan and investment securities portfolios contain a relatively large portion of municipal loans and securities that are federally tax exempt. The Company’s tax exempt loans and securities composition may not be similar to that of other banks, therefore in order to reflect the impact of the federally tax exempt loans and securities on the net interest margin and net interest income for comparability with other banks, the Company presents its net interest margin and net interest income on an FTE basis.

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

The provisions of the ASU were effective January 1, 2020 with the option to early adopt any removed or modified disclosures upon issuance of the ASU. The Company early adopted the provisions to remove and/or modify relevant disclosures in the “Fair Value Measurements” note to the unaudited consolidated financial statements. The requirement to include additional disclosures was adopted by the Company January 1, 2020. The additional disclosures did not affect the financial results upon adoption.

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$42,063	$40,330	$82,610	$80,577
Provision for loan losses	-	-	4,300	-
Noninterest income	9,554	12,288	21,202	23,867
Noninterest expense	24,754	25,561	49,418	50,744
Income before taxes (FTE)	26,863	27,057	50,094	53,700
Income tax provision (FTE)	7,301	7,432	13,570	14,429
Net income	$19,562	$19,625	$36,524	$39,271

Average diluted common shares	26,951	26,987	27,024	26,950
Diluted earnings per common share	$0.72	$0.73	$1.35	$1.46

Average total assets	$6,058,365	$5,560,740	$5,856,913	$5,586,110
Net income to average total assets (annualized)	1.30%	1.42%	1.25%	1.42%
Net income to average common shareholders' equity (annualized)	11.15%	11.75%	10.41%	11.95%

Net income for the second quarter 2020 decreased $63 thousand compared with the second quarter 2019. Net interest and loan fee income (FTE) increased $1.7 million in the second quarter 2020 compared with the second quarter 2019 mainly due to higher average balances of investments, higher net yield on those investments and PPP loans funded during the second quarter 2020, partially offset by lower yield on interest-bearing cash and loan payoffs and paydowns. The provision for loan losses remained zero, reflecting Management's evaluation of credit risk over the remaining life of loans and bonds. Second quarter 2020 noninterest income decreased $2.7 million due to lower economic activity related to the COVID-19 pandemic. Second quarter 2020 noninterest expense decreased $807 thousand mostly because second quarter 2019 included $533 thousand in loss contingency. The tax rate (FTE) for the second quarter 2020 was 27.2% compared with 27.5% for the second quarter 2019. In the second quarter 2019, the Company established a $269 thousand valuation allowance against certain deferred tax assets, which, combined with the tax exempt nature of the life insurance gains and excess tax benefits of $83 thousand from stock options, increased the tax rate (FTE) by 0.3%.

Comparing the six months ended June 30, 2020 with the six months ended June 30, 2019 net income decreased $2.7 million. Net interest and loan fee (FTE) income increased $2.0 million due to higher average balances of investments, higher net yield on those investments and PPP loans funded during the second quarter 2020, partially offset by lower yield on interest-bearing cash and loan payoffs and paydowns. Results for the six months ended June 30, 2020, include a provision of credit losses of $4.3 million, which reduced EPS $0.11, representing Management estimate of additional reserves needed over the remaining life of its loans due to increased credit-risk form deteriorating economic conditions caused by the COVID-19 pandemic. In the six months ended June 30, 2019, the provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. In the six months ended June 30, 2020, noninterest income decreased $2.7 million primarily due to lower economic activity related to the COVID-19 pandemic, partially offset by a $603 thousand recovery on a previously charged off loan in the first six months of 2020. In the six months ended June 30, 2020 noninterest expense decreased $1.3 million compared with the six months ended June 30, 2019 due to lower salaries, occupancy and equipment expenses, lower FDIC insurance assessments and lower amortization of intangible assets, and because the six months ended June 30, 2019 included $553 thousand in loss contingency. The six months ended June 30, 2020 included a $246 thousand FDIC assessment credit; the Company’s credit is fully exhausted. The tax rate (FTE) for the six months ended June 30, 2020 was 27.1% compared with 26.9% for the six months ended June 30, 2019. In the six months ended June 30, 2019, the Company established a $269 thousand valuation allowance against certain deferred tax assets, which, combined with the tax exempt nature of the life insurance gains and excess tax benefits of $367 thousand from stock options, decreased the tax rate (FTE) 0.4%.

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Interest and loan fee income	$41,539	$39,626	$81,530	$79,109
Interest expense	435	487	877	981
FTE adjustment	959	1,191	1,957	2,449
Net interest and loan fee income (FTE)	$42,063	$40,330	$82,610	$80,577

Average earning assets	$5,635,014	$5,159,112	$5,438,578	$5,171,973
Net interest margin (FTE) (annualized)	2.99%	3.13%	3.04%	3.12%

Net interest and loan fee income (FTE) increased $1.7 million in the second quarter 2020 compared with the second quarter 2019 mainly due to higher average balances of investment securities (up $309 million), a higher net yield on those investment securities (up 0.11%) and average balances of $133 million of PPP loans funded in the second quarter 2020, offset by lower yield on interest-bearing cash (down 2.27%) and lower average balances of other loans (down $84 million).

Net interest and loan fee (FTE) income increased $2.0 million in the first six months of 2020 compared with the first six months of 2019 due to higher average balances of investment securities (up $233 million), a higher net yield on investment securities (up 0.02%) and average balances of $66 million of PPP loans funded in the second quarter 2020, offset by lower yield on interest-bearing cash (down 1.84%) and lower average balances of other loans (down $72 million).

The annualized net interest margin (FTE) was 2.99% in the second quarter 2020 and 3.04% in the first six months of 2020 compared with 3.13% in the second quarter 2019 and 3.12% in the first six months of 2019. The lower yield in in the second quarter 2020 and the first six months of 2020 compared with 2019 is primarily due to lower yield on interest-bearing cash which made up a higher percentage of total earning assets in the current periods (7.9% in the second quarter 2020 compared with 6.3% in the second quarter 2019 and 6.6% in the first six months of 2020 compared with 6.0% in the first six months of 2019).

The Company’s funding costs were 0.03% in the second quarter 2020 and in the first six months of 2020 compared with 0.04% in the second quarter 2019 and in the first six months of 2019. Average balances of time deposits in the second quarter 2020 declined $21 million from the second quarter 2019 and $22 million in the first six months of 2020 from the first six months of 2019. Average balances of checking and saving deposits accounted for 96.8% of average total deposits in the second quarter 2020 and 96.7% in the first six months of 2020 compared with 96.1% in the second quarter 2019 and in the first six months of 2019.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months		For the Six Months
	Ended June 30,
	2020	2019	2020	2019

Yield on earning assets (FTE)	3.02%	3.17%	3.07%	3.16%
Rate paid on interest-bearing liabilities	0.06%	0.08%	0.07%	0.08%
Net interest spread (FTE)	2.96%	3.09%	3.00%	3.08%
Impact of noninterest-bearing demand deposits	0.03%	0.04%	0.04%	0.04%
Net interest margin (FTE)	2.99%	3.13%	3.04%	3.12%

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended June 30, 2020
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$3,469,925	$22,920	2.64%
Tax-exempt (1)	487,926	4,089	3.35%
Total investments (1)	3,957,851	27,009	2.73%
Loans:
Taxable
Paycheck Protection Program ("PPP") loans	132,500	1,673	5.07%
Other	1,053,420	13,235	5.05%
Total taxable	1,185,920	14,908	5.06%
Tax-exempt (1)	46,153	468	4.08%
Total loans (1)	1,232,073	15,376	5.02%
Total interest-bearing cash	445,090	113	0.10%
Total Interest-earning assets (1)	5,635,014	42,498	3.02%
Other assets	423,351
Total assets	$6,058,365

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,496,840	$-	-%
Savings and interest-bearing transaction	2,539,073	298	0.05%
Time less than $100,000	92,295	47	0.20%
Time $100,000 or more	72,267	79	0.44%
Total interest-bearing deposits	2,703,635	424	0.06%
Short-term borrowed funds	70,116	10	0.06%
Other borrowed funds	699	1	0.35%
Total interest-bearing liabilities	2,774,450	435	0.06%
Other liabilities	81,193
Shareholders' equity	705,882
Total liabilities and shareholders' equity	$6,058,365
Net interest spread (1) (2)			2.96%
Net interest and fee income and interest margin (1) (3)		$42,063	2.99%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Six Months Ended June 30, 2020
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$3,399,930	$44,884	2.64%
Tax-exempt (1)	501,938	8,348	3.33%
Total investments (1)	3,901,868	53,232	2.73%
Loans:
Taxable:
PPP loans	66,250	1,673	5.07%
Other	1,065,395	26,666	5.03%
Total taxable	1,131,645	28,339	5.04%
Tax-exempt (1)	46,359	947	4.11%
Total loans (1)	1,178,004	29,286	5.00%
Total interest-bearing cash	358,706	969	0.53%
Total Interest-earning assets (1)	5,438,578	83,487	3.07%
Other assets	418,335
Total assets	$5,856,913

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,359,788	$-	-%
Savings and interest-bearing transaction	2,488,577	599	0.05%
Time less than $100,000	93,308	101	0.22%
Time $100,000 or more	73,058	158	0.44%
Total interest-bearing deposits	2,654,943	858	0.06%
Short-term borrowed funds	56,223	18	0.07%
Other borrowed funds	349	1	0.35%
Total interest-bearing liabilities	2,711,515	877	0.07%
Other liabilities	80,004
Shareholders' equity	705,606
Total liabilities and shareholders' equity	$5,856,913
Net interest spread (1) (2)			3.00%
Net interest and fee income and interest margin (1) (3)		$82,610	3.04%

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended June 30, 2020
	Compared with
	For the Three Months Ended June 30, 2019
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$2,891	$1,256	$4,147
Tax-exempt (1)	(1,235)	167	(1,068)
Total investments (1)	1,656	1,423	3,079
Loans:
Taxable:
PPP loans	1,673	-	1,673
Other	(1,061)	(121)	(1,182)
Total taxable	612	(121)	491
Tax-exempt (1)	(44)	-	(44)
Total loans (1)	568	(121)	447
Total interest-bearing cash	714	(2,559)	(1,845)
Total (decrease) increase in interest and loan fee income (1)	2,938	(1,257)	1,681
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	19	(52)	(33)
Time less than $100,000	(8)	(10)	(18)
Time $100,000 or more	(8)	5	(3)
Total interest-bearing deposits	3	(57)	(54)
Short-term borrowed funds	1	-	1
Other borrowed funds	1	-	1
Total increase (decrease) in interest expense	5	(57)	(52)
(Decrease) increase in net interest and loan fee income (1)	$2,933	$(1,200)	$1,733

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Six Months Ended June 30, 2020
	Compared with
	For the Six Months Ended June 30, 2019
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$4,874	$2,604	$7,478
Tax-exempt (1)	(2,556)	285	(2,271)
Total investments (1)	2,318	2,889	5,207
Loans:
Taxable:
PPP loans	1,673	-	1,673
Other	(1,902)	(227)	(2,129)
Total taxable	(229)	(227)	(456)
Tax-exempt (1)	(93)	(2)	(95)
Total loans (1)	(322)	(229)	(551)
Total interest-bearing cash	606	(3,333)	(2,727)
Total increase (decrease) in interest and loan fee income (1)	2,602	(673)	1,929
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	19	(88)	(69)
Time less than $100,000	(17)	(13)	(30)
Time $100,000 or more	(19)	13	(6)
Total interest-bearing deposits	(17)	(88)	(105)
Short-term borrowed funds	(1)	1	0
Other borrowed funds	1	-	1
Total decrease in interest expense	(17)	(87)	(104)
Increase (decrease) in net interest and loan fee income (1)	$2,619	$(586)	$2,033

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

The Company’s first six months of 2020 results include a provision of credit losses of $4.3 million recorded in the first quarter 2020. The provision represents Management’s estimate of additional reserves needed over the remaining life of its loans due to increased credit-risk from deteriorating economic conditions caused by the COVID-19 pandemic. The Company provided no provision for credit losses in the second quarter 2020, the second quarter 2019 and the first six months of 2019 based on Management’s evaluation of credit quality and the adequacy of the allowance for credit losses. For further information regarding credit risk, net credit losses and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Service charges on deposit accounts	$3,151	$4,493	$7,399	$8,997
Merchant processing services	2,277	2,657	4,635	5,215
Debit card fees	1,459	1,641	2,927	3,148
Trust fees	714	749	1,491	1,466
ATM processing fees	518	722	1,097	1,355
Other service fees	420	585	926	1,162
Financial services commissions	123	93	248	194
Life insurance gains	-	433	-	433
Securities gains	71	26	71	50
Other noninterest income	821	889	2,408	1,847
Total	$9,554	$12,288	$21,202	$23,867

Second quarter 2020 noninterest income decreased $2.7 million due to lower activity based fees from reduced economic activity related to the COVID-19 pandemic. Additionally, the second quarter 2019 included a life insurance gain of $433 thousand.

In the first six months of 2020, noninterest income decreased $2.7 million compared with the first six months of 2019 due to lower income from activity based fees due to reduced economic activity related to the COVID-19 pandemic. Additionally, the first six months of 2019 included a life insurance gain of $433 thousand. The decrease was offset by a $603 thousand recovery on a previously charged off loan in the first six months of 2020.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2020	2019	2020	2019
	(In thousands)

Salaries and related benefits	$12,900	$13,090	$25,918	$26,198
Occupancy and equipment	4,791	4,916	9,723	9,964
Outsourced data processing services	2,324	2,367	4,729	4,736
Professional fees	643	481	1,032	1,146
Courier service	508	451	999	893
Amortization of identifiable intangibles	73	79	146	389
Loss contingency	-	553	-	553
Other noninterest expense	3,515	3,624	6,871	6,865
Total	$24,754	$25,561	$49,418	$50,744

Noninterest expense decreased $807 thousand in the second quarter 2020 compared with the second quarter 2019 primarily due to $553 thousand of loss contingency in the second quarter 2019. Additionally, lower salaries, related benefits, occupancy and equipment costs also contributed to reducing noninterest expense in the second quarter 2020. The decrease was partially offset by higher professional fees.

In the first six months of 2020, noninterest expense decreased $1.3 million compared with the six months ended June 30, 2019 due to lower salaries, occupancy and equipment expenses, lower FDIC insurance assessments and lower amortization of intangible assets, and because the six months ended June 30, 2019 included $553 thousand of loss contingency. The six months ended June 30, 2020 included a $246 thousand FDIC assessment credit; the Company’s credit is fully exhausted.

Provision for Income Tax

The Company’s income tax provision (FTE) was $7.3 million for the second quarter 2020 and $13.6 million for the six months ended June 30, 2020 compared with $7.4 million for the second quarter 2019 and $14.4 million for the six months ended June 30, 2019. The effective tax rates (FTE) of 27.2% for the second quarter 2020 and 27.1% for the six months ended June 30, 2020 compared with 27.5% for the second quarter 2019 and 26.9% for the six months ended June 30, 2019.

In the second quarter 2019, the Company re-assessed its ability to realize benefits from California capital loss carryforwards. The Company established a $269 thousand valuation allowance against certain deferred tax assets, which, combined with the tax exempt nature of the life insurance gains and excess tax benefits of $83 thousand from stock options, increased the tax rate (FTE) by 0.3%.

In the second quarter 2019, the Company decreased unrecognized tax benefits by $909 thousand related to settlements with taxing authorities. The settlements incorporated amended tax returns for which the Company had recognized a deferred tax asset in the amount of $1,003 thousand.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, collateralized loan obligations, commercial paper and other securities.

Management managed the investment securities portfolio in response to changes in deposit and loan volumes. The following table indicates the carrying values of investment securities in the Company’s portfolio by type as of the indicated dates.

	At June 30, 2020		At December 31, 2019
	($ in thousands)
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
Agency mortgage-backed securities	$1,148,153	27%	$1,297,395	34%
Obligations of states and political subdivisions	483,884	11%	544,920	14%
Corporate securities	2,269,411	52%	1,833,783	48%
Commercial paper	299,582	7%	-	-%
Collateralized loan obligations	143,338	3%	6,755	-%
U.S. Treasuries and agencies	-	-%	131,167	4%
Other	2,283	-%	2,898	-%
Total	$4,346,651	100%	$3,816,918	100%

Debt securities available for sale	$3,708,370		$3,078,846
Debt securities held to maturity	638,281		738,072
Total	$4,346,651		$3,816,918

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

At June 30, 2020, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in the Company’s internal analyses compared with the ratings assigned by the third party credit rating agencies.

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At June 30, 2020		At December 31, 2019
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,006,385	44%	$772,852	42%
Utilities	237,758	11%	222,951	12%
Consumer, Non-cyclical	198,418	9%	185,784	10%
Industrial	188,029	8%	177,051	10%
Communications	173,280	8%	128,635	7%
Basic Materials	139,826	6%	76,434	4%
Technology	133,775	6%	107,632	6%
Energy	99,396	4%	86,883	5%
Consumer, Cyclical	92,544	4%	75,561	4%
Total Corporate securities	$2,269,411	100%	$1,833,783	100%

The following table summarizes total consumer, cyclical by sub-sector:

At June 30, 2020
Market value
($ in thousands)
Hotels	$-
Restaurants	21,286
Department Stores	-
Casinos	-
Airlines	-
Other	71,258
Total Consumer, Cyclical	$92,544

The Company’s $21.3 million in corporate bonds to issuers operating in the consumer cyclical – restaurant subsector represent bonds of one company which retails, roasts and provides its own brand of specialty coffee and other complimentary products through retail locations worldwide and sells coffee through several distribution channels. The bonds mature in 2023. At June 30, 2020, the bonds were rated BBB and priced with an unrealized gain of $1.3 million.

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by credit rating:

	At June 30, 2020		At December 31, 2019
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
AAA	$21,980	1%	$26,148	1%
AA+	21,141	1%	45,697	2%
AA	41,460	2%	19,776	1%
AA-	47,301	2%	46,099	3%
A+	181,562	8%	179,217	10%
A	459,201	20%	439,017	24%
A-	392,375	17%	351,909	19%
BBB+	528,320	23%	384,788	21%
BBB	517,703	23%	314,868	17%
BBB-	43,673	2%	11,737	1%
Investment grade	2,254,716	99%	1,819,256	99%
BB	14,695	1%	14,527	1%
Total Corporate securities	$2,269,411	100%	$1,833,783	100%

The Company’s $14.7 million corporate bond rated BB represents a bond of one pharmaceutical company which develops, manufactures and markets generic and branded human pharmaceuticals, as well as active pharmaceutical ingredients, to customers worldwide. The bond matures in 2021; the issuing company has refinanced much of its debt obligations beyond the maturity date.

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At June 30, 2020, the Company’s investment securities portfolios included securities issued by 404 state and local government municipalities and agencies located within 41 states. The largest exposure to any one municipality or agency was $9.0 million (fair value) represented by one general obligation bond.

	At June 30, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$81,033	$83,861
New Jersey	27,548	27,914
Texas	24,656	25,312
Washington	23,140	23,967
Other (32 states)	186,131	192,000
Total general obligation bonds	$342,508	$353,054

Revenue bonds:
California	$29,222	$29,655
Colorado	12,147	12,440
Kentucky	11,329	11,745
Indiana	9,367	9,629
Washington	9,345	9,579
Virginia	8,013	8,433
Arizona	7,126	7,256
Other (23 states)	49,949	50,869
Total revenue bonds	$136,498	$139,606
Total obligations of states and political subdivisions	$479,006	$492,660

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

At June 30, 2020 and December 31, 2019, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 20 revenue sources at June 30, 2020 and at December 31, 2019. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At June 30, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$30,609	$31,215
Sewer	17,584	18,191
Sales tax	14,989	15,341
Lease (renewal)	9,846	10,209
Lease (abatement)	8,820	9,058
Other (15 sources)	54,650	55,592
Total revenue bonds by revenue source	$136,498	$139,606

[The remainder of this page intentionally left blank]

	At December 31, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$36,960	$37,699
Sewer	19,039	19,545
Sales tax	15,695	16,101
Lease (renewal)	15,230	15,539
Lease (abatement)	10,913	11,160
Other (15 sources)	59,972	60,828
Total revenue bonds by revenue source	$157,809	$160,872

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

The Bank processed customer Paycheck Protection Program loan (“PPP loan”) applications as established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The United States Small Business Administration guarantees PPP loans; given this guarantee, the PPP loans are not considered to have default risk. The Company funded $249 million PPP loans in the second quarter 2020.

On April 7, 2020, the U.S. banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the CARES Act. The Bank has been actively working with consumer and commercial borrowers requesting deferral of loan payments, granting deferrals of principal and interest payments for 90 days. At June 30, 2020, automobile loans and other consumer loans granted loan deferrals totaled $29 million and $5 million, respectively. Commercial real estate loans with deferred payments totaled $66 million, primarily for hospitality and retail properties. Commercial loans with deferred payments totaled $3 million.

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

Nonperforming Assets
	At June 30,		At December 31,
	2020	2019	2019
	(In thousands)

Nonperforming nonaccrual loans	$590	$177	$659
Performing nonaccrual loans	3,643	3,670	3,781
Total nonaccrual loans	4,233	3,847	4,440
Accruing loans 90 or more days past due	290	249	440
Total nonperforming loans	4,523	4,096	4,880
Other real estate owned	43	43	43
Total nonperforming assets	$4,566	$4,139	$4,923

At June 30, 2020, one loan secured by commercial real estate with a balance of $3.4 million was on nonaccrual status. The remaining six nonaccrual loans held at June 30, 2020 had an average carrying value of $136 thousand.

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

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”). The following table summarizes allowance for credit losses at the dates indicated:

	At June 30,		At December 31,
	2020	2019	2019
	(In thousands)

Allowance for Credit Losses on Loans	$24,529	$20,117	$19,484
Allowance for Credit Losses on Held to Maturity Debt Securities	16	-	-
Total Allowance for Credit Losses	$24,545	$20,117	$19,484

Allowance for Credit Losses on Debt Securities Held to Maturity

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

Allowance for Credit Losses on Loans

The Company’s allowance for credit losses on loans represents Management’s estimate of forecasted credit losses in the loan portfolio based on the current expected credit loss (CECL) model. In evaluating credit risk for loans, Management measures loss potential of the carrying value of loans. As described above, payments received on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected.

The following table summarizes the allowance for loan losses/credit losses on loans, chargeoffs and recoveries for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2020	2019	2020	2019
	($ in thousands)
Analysis of the Allowance for Loan Losses/Credit Losses
Balance, end of prior period	$24,804	$20,477	$19,484	$21,351
Adoption of ASU 2016-13	-	-	2,017	-
Balance, beginning of period	24,804	20,477	21,501	21,351
Provision for credit losses	-	-	4,300	-
Loans charged off
Commercial	-	(48)	(178)	(71)
Consumer installment and other	(804)	(925)	(2,199)	(2,293)
Total chargeoffs	(804)	(973)	(2,377)	(2,364)
Recoveries of loans previously charged off
Commercial	93	123	236	216
Commercial real estate	12	14	25	26
Consumer installment and other	424	476	844	888
Total recoveries	529	613	1,105	1,130
Net loan losses	(275)	(360)	(1,272)	(1,234)
Balance, end of period	$24,529	$20,117	$24,529	$20,117

Net loan losses as a percentage of average total loans (annualized)	0.09%	0.12%	0.22%	0.21%

The Company's allowance for credit losses on loans is maintained at a level considered adequate to provide for expected losses based on historical loss rates adjusted for current and expected conditions over a forecast period. These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing and forecasted economic conditions, or credit protection agreements and other factors. Loans that share common risk characteristics are segregated into pools based on common characteristics, which is primarily determined by loan, borrower, or collateral type. Historical loss rates are determined for each pool. Loans that do not share risk characteristics with other loans in the pools are evaluated individually. See Note 2 to the unaudited consolidated financial statements for additional information.

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2020
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$8,336	$4,753	$107	$70	$11,538	$24,804
(Reversal) provision	(357)	(142)	(100)	(13)	612	-
Chargeoffs	-	-	-	-	(804)	(804)
Recoveries	93	12	-	-	424	529
Total allowance for credit losses	$8,072	$4,623	$7	$57	$11,770	$24,529

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2020
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASU 2016-13	$4,959	$4,064	$109	$206	$6,445	$3,701	$19,484
Impact of adopting ASU 2016-13	3,385	618	(31)	(132)	1,878	(3,701)	2,017
Adjusted beginning balance	8,344	4,682	78	74	8,323	-	21,501
(Reversal) provision	(330)	(84)	(71)	(17)	4,802	-	4,300
Chargeoffs	(178)	-	-	-	(2,199)	-	(2,377)
Recoveries	236	25	-	-	844	-	1,105
Total allowance for credit losses	$8,072	$4,623	$7	$57	$11,770	$-	$24,529

Management considers the $24.5 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of June 30, 2020.

See Note 4 to the unaudited consolidated financial statements for additional information related to the loan portfolio, loan portfolio credit risk, allowance for credit losses on loans and other real estate owned.

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

The Company’s asset and liability position was slightly “asset sensitive” at June 30, 2020, depending on the interest rate assumptions applied to each simulation model. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes.

At June 30, 2020, Management’s most recent measurements of estimated changes in net interest income were:

Static Simulation (balance sheet composition unchanged):

Assumed Immediate Parallel Shift in Interest Rates	-1.00%	0.00%	+1.00%
First Year Change in Net Interest Income	-7.90%	0.00%	+6.20%

Dynamic Simulation (balance sheet composition changes):

Assumed Change in Interest Rates Over 1 Year	-1.00%	0.00%	+1.00%
First Year Change in Net Interest Income	-3.80%	0.00%	+1.90%

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

Liquidity and Funding

The objective of liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Company's operations and meet obligations and other commitments on a timely basis and at a reasonable cost. The Company achieves this objective through the selection of asset and liability maturity mixes that it believes best meet its needs. The Company's liquidity position is enhanced by its ability to raise additional funds as needed by selling debt securities available-for-sale or borrowing in the wholesale markets.

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98% of funding for average total assets in the six months ended June 30, 2020 and the twelve months ended December 31, 2019. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary source of liquidity. The Company held $4.3 billion in total investment securities at June 30, 2020. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At June 30, 2020, such collateral requirements totaled approximately $869 million.

The Bank funded $249 million in PPP loans by crediting loan proceeds to the borrower’s deposit accounts. The Federal Reserve Bank established the Paycheck Protection Program Liquidity Facility (“PPPLF”) to provide funding for eligible firms extending PPP loans. Under the PPPLF, the Bank must pledge PPP loans as collateral for PPPLF borrowings. Principal reductions on the pledged PPP loans must immediately result in principal reduction of the PPPLF borrowing.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $22 million and $44 million in the six months ended June 30, 2020 and the twelve months ended December 31, 2019, respectively, and retire common stock in the amount of $9.9 million and $488 thousand, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 10.4% in the six months ended June 30, 2020 and 11.9% in the year ended December 31, 2019. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $2.8 million in the three months ended June 30, 2020 and $14 million in the year ended December 31, 2019.

The Company paid common dividends totaling $22 million in the six months ended June 30, 2020 and $44 million in the year ended December 31, 2019, which represent dividends per common share of $0.82 and $1.63, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 193 thousand shares valued at 9.9 million in the six months ended June 30, 2020 and 8 thousand shares valued at $488 thousand in the year ended December 31, 2019.

The Company's primary capital resource is shareholders' equity, which was $808 million at June 30, 2020 compared with $731 million at December 31, 2019. The Company's ratio of equity to total assets was 12.5% at June 30, 2020 and 13.0% at December 31, 2019.

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

Capital to Risk-Adjusted Assets

The capital ratios for the Company and the Bank under current regulatory capital standards are presented in the tables below, on the dates indicated.

				To Be
				Well-capitalized
			Required for	Under Prompt
	At June 30, 2020		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	14.28%	11.11%	7.00%	6.50%
Tier I Capital	14.28%	11.11%	8.50%	8.00%
Total Capital	14.88%	11.86%	10.50%	10.00%
Leverage Ratio	9.92%	7.69%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2019		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	16.22%	11.80%	7.00%	6.50%
Tier I Capital	16.22%	11.80%	8.50%	8.00%
Total Capital	16.83%	12.58%	10.50%	10.00%
Leverage Ratio	10.50%	7.60%	4.00%	5.00%

In June 2016, the Financial Accounting Standards Board issued an update to the accounting standards for credit losses known as the "Current Expected Credit Losses" (CECL) methodology, which replaced the existing incurred loss methodology for certain financial assets. The Company adopted the CECL methodology effective January 1, 2020, which involved an implementing accounting entry to retained earnings on a net-of-tax basis. The adoption of the CECL methodology did not have a material adverse day-one impact to capital ratios and the Company did not adopt the phase in regulatory capital relief. See Note 2 to unaudited consolidated financial statements, “Recently Adopted Accounting Standards” for more information on the CECL methodology.

PPP loans are zero percent risk weighted for regulatory capital purposes; average PPP loans of $133 million did not affect regulatory capital ratios, other than an insignificant impact on the Leverage ratio. To the extent funding of PPP loans is through excess cash balances or PPPLF borrowings, the Leverage ratio is unaffected. However, PPP loans funded by increased non-PPPLF borrowings reduces the leverage ratio.

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2020.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 Coronavirus Pandemic Will Have an Uncertain Impact on the Company's Financial Condition and Results of Operations

The COVID-19 coronavirus pandemic caused escalating infections in the United States beginning in the first quarter of 2020 that continued through the second quarter of 2020 and may continue for some time. The spread of the outbreak has disrupted the United States economy including banking and other financial activity in the market areas in which the Company and its banking subsidiary, Westamerica Bank (the "Bank"), operate.  Regions and states of the United States of America have implemented varying degrees of "stay at home" directives in an effort to prevent the spread of the virus. On March 19, 2020, the Governor of the State of California ordered all individuals living in the State of California to stay within their residence to prevent the spread of the novel coronavirus and many businesses have suspended or reduced business activities. The California "stay at home" directive excludes essential businesses, including banks, and the Bank remains open and fully operational. These "stay at home" directives have, however, significantly reduced economic activity in the United States and the State of California. In the second quarter of 2020 the “stay at home” directives were gradually lifted in varying stages in counties of the State of California. Counties with high infection rates have delayed reopening and restrictions on certain economic activity remains. California-based initial claims for unemployment have risen considerably during the second quarter of 2020.

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

In response to the pandemic, the Federal Reserve has engaged significant levels of monetary policy to provide liquidity and credit facilities to the financial markets. On March 15, 2020, the Federal Open Market Committee ("FOMC") reduced the target range for the federal funds rate to 0 to 0.25 percent; relatedly, the FOMC reduced the interest rate paid on deposit balances to 0.10 percent effective March 16, 2020, all of which may negatively impact net interest income. The Bank maintains deposit balances at the Federal Reserve Bank; the amount that earns interest is identified in the Company's financial statements as "interest-bearing cash".

In response to the pandemic, the United States federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020, providing an estimated $2 trillion fiscal stimulus to the United States economy. The CARES Act established the Paycheck Protection Program (PPP) with $350 billion to provide businesses with federally guaranteed loans to support payroll and certain operating expenses. The loans were guaranteed by the United States Small Business Administration (“SBA”) and funded through banks. In April 2020, the PPP program was expanded with an additional $310 billion. At June 30, 2020, the Bank funded $249 million in government guaranteed PPP loans which meaningfully increased interest-earning assets and related interest and fee income.

The extent of the spread of the coronavirus, its ultimate containment and its effects on the economy and the Company are uncertain at this time. The effectiveness of the Federal Reserve Bank's monetary policies and the federal government's fiscal policies in stimulating the United States economy is uncertain at this time.

Management expects the Company's net interest margin and non-interest income to decline and credit-related losses to increase for an uncertain period given the decline in economic activity occurring due to the coronavirus. The amount of impact on the Company's financial results is uncertain.

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

The Recent Decline in Oil Prices Could Have an Impact on the Company's Financial Condition and Results of Operations

Oil prices have declined considerably in the first half of 2020. The decline in oil prices could negatively affect the financial results of industrial sector-based and energy sector-based corporate issuers of corporate bonds owned by the Company. The Company’s corporate debt securities include 14 issuers in industrial and energy sectors with aggregate amortized cost of $275.6 million and fair value of $287.4 million at June 30, 2020. These securities continue to be investment grade rated by a major rating agency.

The Company’s participation in the SBA PPP loan program exposes it to risks of noncompliance with the PPP and litigation, which could have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company is a participating lender in the PPP. The SBA guarantees 100% of loans funded under the PPP. Loan proceeds used for eligible payroll and certain other operating costs are forgiven with repayment of loan principal and accrued interest made by the SBA. There is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to potential risks relating to noncompliance with the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation or regulatory enforcement could have a material adverse impact on the Company’s business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If the SBA identifies a deficiency, it could deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the quarter ended June 30, 2020.

	2020
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
April 1 through April 30	-	$-	-	1,570
May 1 through May 31	13	52.27	13	1,557
June 1 through June 30	-		-	1,557
Total	13	$52.27	13	1,557

The Company repurchases shares of its common stock in the open market on a discretionary basis to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

Shares were repurchased during the period April 1, 2020 through June 30, 2020 pursuant to a program approved by the Board of Directors on July 25, 2019 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2020.

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

Date: August 5, 2020