Form 10-Q
period 2020-09-30
WESTAMERICA BANCORPORATION
filed 2020-11-05
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission file number: 001-09383

WESTAMERICA BANCORPORATION

(Exact Name of Registrant as Specified in Its Charter)

California	94-2156203
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                 No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class Common Stock,	Shares outstanding as of October 29, 2020
No Par Value	26,868,988

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

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statements in this report to reflect circumstances or events that occur after the date forward looking statements are made, except as may be required by law. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2019 and Part II – Item 1A of this report, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.

PART I - FINANCIAL INFORMATION

Item 1      Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At September 30,	At December 31,
	2020	2019
	(In thousands)
Assets:
Cash and due from banks	$398,964	$373,421
Debt securities available for sale	3,983,994	3,078,846
Debt securities held to maturity, net of allowance for credit losses of $16 at September 30, 2020 and $ - at December 31, 2019 (Fair value of $593,701 at September 30, 2020 and $744,296 at December 31, 2019)	577,795	738,072
Loans	1,310,009	1,126,664
Allowance for credit losses on loans	(24,142)	(19,484)
Loans, net of allowance for credit losses on loans	1,285,867	1,107,180
Other real estate owned	43	43
Premises and equipment, net	33,437	34,597
Identifiable intangibles, net	1,173	1,391
Goodwill	121,673	121,673
Other assets	160,269	164,332
Total Assets	$6,563,215	$5,619,555

Liabilities:
Noninterest-bearing deposits	$2,684,028	$2,240,112
Interest-bearing deposits	2,855,162	2,572,509
Total deposits	5,539,190	4,812,621
Short-term borrowed funds	107,973	30,928
Other liabilities	90,476	44,589
Total Liabilities	5,737,639	4,888,138

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,898 at September 30, 2020 and 27,062 at December 31, 2019	467,201	465,460
Deferred compensation	35	771
Accumulated other comprehensive income	103,623	26,051
Retained earnings	254,717	239,135
Total Shareholders' Equity	825,576	731,417
Total Liabilities and Shareholders' Equity	$6,563,215	$5,619,555

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$15,291	$14,431	$44,378	$44,050
Equity securities	103	92	309	289
Debt securities available for sale	22,652	18,736	66,396	54,080
Debt securities held to maturity	3,235	4,535	10,759	14,788
Interest-bearing cash	84	1,901	1,053	5,597
Total Interest and Loan Fee Income	41,365	39,695	122,895	118,804
Interest Expense:
Deposits	450	447	1,308	1,410
Short-term borrowed funds	16	8	34	27
Other borrowed funds	-	-	1	-
Total Interest Expense	466	455	1,343	1,437
Net Interest and Loan Fee Income	40,899	39,240	121,552	117,367
Provision for Credit Losses	-	-	4,300	-
Net Interest and Loan Fee Income After Provision for Credit Losses	40,899	39,240	117,252	117,367
Noninterest Income:
Service charges on deposit accounts	3,298	4,510	10,697	13,508
Merchant processing services	2,860	2,494	7,495	7,708
Debit card fees	1,611	1,641	4,538	4,789
Trust fees	756	733	2,247	2,199
ATM processing fees	606	725	1,703	2,080
Other service fees	454	580	1,380	1,742
Financial services commissions	58	75	306	270
Life insurance gains	-	-	-	433
Securities gains	-	-	71	50
Other noninterest income	833	1,051	3,241	2,897
Total Noninterest Income	10,476	11,809	31,678	35,676
Noninterest Expense:
Salaries and related benefits	12,540	12,559	38,458	38,757
Occupancy and equipment	5,014	5,199	14,737	15,163
Outsourced data processing services	2,338	2,374	7,067	7,110
Professional fees	669	645	1,701	1,791
Courier service	500	456	1,499	1,349
Amortization of identifiable intangibles	72	76	218	465
Loss contingency	-	-	-	553
Other noninterest expense	3,470	2,724	10,341	9,589
Total Noninterest Expense	24,603	24,033	74,021	74,777
Income Before Income Taxes	26,772	27,016	74,909	78,266
Provision for income taxes	6,721	6,626	18,334	18,605
Net Income	$20,051	$20,390	$56,575	$59,661

Average Common Shares Outstanding	26,930	26,986	26,977	26,924
Average Diluted Common Shares Outstanding	26,946	27,027	26,998	26,976
Per Common Share Data:
Basic earnings	$0.74	$0.76	$2.10	$2.22
Diluted earnings	0.74	0.75	2.10	2.21
Dividends paid	0.41	0.41	1.23	1.22

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Net income	$20,051	$20,390	$56,575	$59,661
Other comprehensive income:
Changes in unrealized gains on debt securities available for sale	14,042	10,407	110,200	85,822
Deferred tax expense	(4,151)	(3,077)	(32,578)	(25,372)
Reclassification of gains included in net income	-	-	(71)	-
Deferred tax expense on gains included in net income	-	-	21	-
Changes in net unrealized gains on debt securities available for sale, net of tax	9,891	7,330	77,572	60,450
Total comprehensive income	$29,942	$27,720	$134,147	$120,111

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income (Loss)	Earnings	Total
	(In thousands except dividend per share)

Balance, June 30, 2020	26,933	$467,351	$35	$93,732	$246,958	$808,076
Net income for the period					20,051	20,051
Other comprehensive income				9,891		9,891
Stock based compensation	-	450				450
Stock awarded to employees	-	19				19
Retirement of common stock	(35)	(619)			(1,249)	(1,868)
Dividends ($0.41 per share)					(11,043)	(11,043)
Balance, September 30, 2020	26,898	$467,201	$35	$103,623	$254,717	$825,576

Balance, December 31, 2019	27,062	$465,460	$771	$26,051	$239,135	$731,417
Adoption of ASU 2016-13					52	52
Adjusted Balance, January 1, 2020	27,062	465,460	771	26,051	239,187	731,469
Net income for the period					56,575	56,575
Other comprehensive income				77,572		77,572
Exercise of stock options	53	2,838				2,838
Restricted stock activity	10	1,270	(736)			534
Stock based compensation	-	1,500				1,500
Stock awarded to employees	1	85				85
Retirement of common stock	(228)	(3,952)			(7,782)	(11,734)
Dividends ($1.23 per share)					(33,263)	(33,263)
Balance, September 30, 2020	26,898	$467,201	$35	$103,623	$254,717	$825,576

Balance, June 30, 2019	26,962	$459,369	$771	$13,124	$220,173	$693,437
Net income for the period					20,390	20,390
Other comprehensive income				7,330		7,330
Exercise of stock options	52	2,867				2,867
Stock based compensation	-	402				402
Stock awarded to employees	-	15				15
Dividends ($0.41 per share)					(11,063)	(11,063)
Balance, September 30, 2019	27,014	$462,653	$771	$20,454	$229,500	$713,378

Balance, December 31, 2018	26,730	$448,351	$1,395	$(39,996)	$205,841	$615,591
Cumulative effect of bond premium amortization adjustment, net of tax					(2,801)	(2,801)
Adjusted Balance, January 1, 2019	26,730	448,351	1,395	(39,996)	203,040	612,790
Net income for the period					59,661	59,661
Other comprehensive income				60,450		60,450
Shares issued from stock warrant exercise, net of repurchase	51	-				-
Exercise of stock options	222	11,177				11,177
Restricted stock activity	18	1,697	(624)			1,073
Stock based compensation	-	1,484				1,484
Stock awarded to employees	1	80				80
Retirement of common stock	(8)	(136)			(352)	(488)
Dividends ($1.22 per share)					(32,849)	(32,849)
Balance, September 30, 2019	27,014	$462,653	$771	$20,454	$229,500	$713,378

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	Ended September 30,
	2020	2019
	(In thousands)
Operating Activities:
Net income	$56,575	$59,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,482	15,178
Provision for credit losses	4,300	-
Net amortization of deferred loan fees	(2,803)	(215)
Stock option compensation expense	1,500	1,484
Life insurance gains	-	(433)
Securities gains	(71)	(50)
Net changes in:
Interest income receivable	(1,982)	323
Other assets	(4,397)	(2,073)
Income taxes payable	(520)	(3,386)
Net deferred tax asset	325	6,386
Interest expense payable	33	19
Other liabilities	24,798	(12,233)
Net Cash Provided by Operating Activities	96,240	64,661
Investing Activities:
Net (disbursements) repayments of loans	(181,894)	73,026
Proceeds from life insurance policies	-	1,273
Purchases of debt securities available for sale	(1,612,633)	(732,690)
Proceeds from sale of equity securities	-	1,797
Proceeds from sale/maturity/calls of debt securities available for sale	807,064	502,928
Proceeds from maturity/calls of debt securities held to maturity	156,993	184,525
Purchases of premises and equipment	(1,682)	(2,495)
Proceeds from sale of foreclosed assets	-	307
Net Cash (Used in) Provided by Investing Activities	(832,152)	28,671
Financing Activities:
Net change in deposits	726,569	(70,216)
Net change in short-term borrowings	77,045	(5,601)
Exercise of stock options	2,838	11,177
Retirement of common stock	(11,734)	(488)
Common stock dividends paid	(33,263)	(32,849)
Net Cash Provided by (Used in) Financing Activities	761,455	(97,977)
Net Change In Cash and Due from Banks	25,543	(4,645)
Cash and Due from Banks at Beginning of Period	373,421	420,284
Cash and Due from Banks at End of Period	$398,964	$415,639

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$6,457	$23,587
Amount recognized upon initial adoption of ASU 2016-02 included above	-	15,325
Securities purchases pending settlement	-	20,114
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	4,905	5,123
Interest paid for the period	1,310	1,417
Income tax payments for the period	18,708	16,021

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recently Adopted Accounting Standards

In the nine months ended September 30, 2020, the Company adopted the following new accounting guidance:

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

The following table summarizes the impact of adoption of ASU 2016-13.

	January 1, 2020
	Balance,	Impact of	As reported
	prior to adoption	adoption of	under
	of ASU 2016-13	ASU 2016-13	ASU 2016-13
	(In thousands)
Assets:
Allowance for credit losses on loans:
Commercial	$4,959	$3,385	$8,344
Commercial real estate	4,064	618	4,682
Construction	109	(31)	78
Residential real estate	206	(132)	74
Consumer and other installment loans	6,445	1,878	8,323
Unallocated	3,701	(3,701)	-
Allowance for credit losses on loans:	$19,484	$2,017	$21,501

Allowance for credit losses on debt securities held to maturity	-	16	16

Liabilities
Allowance for credit losses for unfunded commitments	2,160	(2,107)	53

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

A troubled debt restructuring (“TDR”) occurs when the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower it would not otherwise consider. The Company follows its general nonaccrual policy for TDRs. Performing TDRs are reinstated to accrual status when improvements in credit quality eliminate the doubt as to full collectability of both principal and interest. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.

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

[The remainder of this page intentionally left blank]

Note 3: Investment Securities

The Company’s marketable equity securities were sold in the third quarter 2019. During the nine months ended September 30, 2019, the Company recognized gross unrealized holding gains of $50 thousand in earnings. The Company had no marketable equity securities at September 30, 2020 and December 31, 2019.

During the quarter and nine months ended September 30, 2020, the Company provided no provision for credit loss on debt securities held to maturity. An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of cumulative other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $16 thousand, follows:

	At September 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities ("MBS")	$720,123	$25,174	$-	$745,297
Agency commercial MBS	3,601	-	(16)	3,585
Securities of U.S. Government entities	163	-	-	163
Obligations of states and political subdivisions	121,951	5,223	(2)	127,172
Corporate securities	2,098,444	114,582	(199)	2,212,827
Commercial paper	224,862	29	(75)	224,816
Collateralized loan obligations	667,735	3,053	(654)	670,134
Total debt securities available for sale	3,836,879	148,061	(946)	3,983,994
Debt securities held to maturity
Agency residential MBS	272,460	7,648	(39)	280,069
Non-agency residential MBS	2,020	36	-	2,056
Obligations of states and political subdivisions	303,331	8,261	-	311,592
Total debt securities held to maturity	577,811	15,945	(39)	593,717
Total	$4,414,690	$164,006	$(985)	$4,577,711

	At December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$19,999	$1	$-	$20,000
Securities of U.S. Government sponsored entities	111,251	14	(98)	111,167
Agency residential MBS	934,592	10,996	(5,838)	939,750
Agency commercial MBS	3,711	-	(3)	3,708
Securities of U.S. Government entities	553	-	(9)	544
Obligations of states and political subdivisions	159,527	3,656	(44)	163,139
Corporate securities	1,805,479	29,183	(879)	1,833,783
Collateralized loan obligations	6,748	7	-	6,755
Total debt securities available for sale	3,041,860	43,857	(6,871)	3,078,846
Debt securities held to maturity
Agency residential MBS	353,937	766	(2,235)	352,468
Non-agency residential MBS	2,354	22	-	2,376
Obligations of states and political subdivisions	381,781	7,672	(1)	389,452
Total debt securities held to maturity	738,072	8,460	(2,236)	744,296
Total	$3,779,932	$52,317	$(9,107)	$3,823,142

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At September 30, 2020
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$452,154	$454,493	$63,044	$63,504
Over 1 to 5 years	973,305	1,026,667	132,750	136,640
Over 5 to 10 years	1,480,374	1,544,476	107,537	111,448
Over 10 years	207,322	209,476	-	-
Subtotal	3,113,155	3,235,112	303,331	311,592
MBS	723,724	748,882	274,480	282,125
Total	$3,836,879	$3,983,994	$577,811	$593,717

	At December 31, 2019
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$294,698	$295,255	$70,378	$70,602
Over 1 to 5 years	1,104,775	1,122,391	161,911	165,126
Over 5 to 10 years	670,595	683,277	149,492	153,724
Over 10 years	33,489	34,465	-	-
Subtotal	2,103,557	2,135,388	381,781	389,452
MBS	938,303	943,458	356,291	354,844
Total	$3,041,860	$3,078,846	$738,072	$744,296

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At September 30, 2020 and December 31, 2019, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At September 30, 2020
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	1	$98	$-	1	$21	$-	2	$119	$-
Agency commercial MBS	1	3,585	(16)	-	-	-	1	3,585	(16)
Securities of U.S. Government entities	1	163	-	-	-	-	1	163	-
Obligations of states and political subdivisions	5	2,447	(2)	-	-	-	5	2,447	(2)
Corporate securities	-	-	-	2	18,263	(199)	2	18,263	(199)
Commercial paper	4	99,874	(75)	-	-	-	4	99,874	(75)
Collateralized loan obligations	29	216,358	(654)	-	-	-	29	216,358	(654)
Total	41	$322,525	$(747)	3	$18,284	$(199)	44	$340,809	$(946)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

Debt Securities Held to Maturity
At September 30, 2020
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
($ in thousands)
Agency residential MBS	2	$153	$(1)	3	$1,109	$(38)	5	$1,262	$(39)

Based upon the most recent evaluation, the unrealized losses on the Company’s debt securities available for sale were most likely caused by market conditions for these types of investments, particularly changes in risk-free interest rates and/or market bid-ask spreads. The Company does not intend to sell any debt securities available for sale and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. Therefore, the Company does not consider these debt securities to have credit related loss as of September 30, 2020.

The fair values of debt securities available for sale could decline in the future if the general economy deteriorates inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for debt securities declines. As a result, significant credit loss on debt securities available for sale may occur in the future.

As of September 30, 2020 and December 31, 2019, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $850,245 thousand and $760,365 thousand, respectively.

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

The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by a major rating agency. One corporate bond with an amortized cost of $15.0 million and a fair value of $14.9 million at September 30, 2020, is rated below investment grade. The $14.9 million corporate bond was issued by a pharmaceutical company which develops, manufactures and markets generic and branded human pharmaceuticals, as well as active pharmaceutical ingredients, to customers worldwide. The bond matures in 2021, and the issuing Company has refinanced much of its debt obligations beyond the maturity date. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

For
the Nine Months
Ended September 30,
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

The following table summarizes the amortized cost of debt securities held to maturity at September 30, 2020, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At September 30, 2020
	(In thousands)
	AAA/AA/A	BBB	BB/B	Total

Agency residential MBS	$272,460	$-	$-	$272,460
Non-agency residential MBS	1,005	-	1,015	2,020
Obligations of states and political subdivisions	303,230	101	-	303,331
Total	$576,695	$101	$1,015	$577,811

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of September 30, 2020.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months		For the Nine Months
	Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Taxable	$23,079	$19,586	$67,963	$56,992
Tax-exempt from federal income tax	2,911	3,777	9,501	12,165
Total interest income from investment securities	$25,990	$23,363	$77,464	$69,157

Note 4: Loans, Allowance for Loan Losses/Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At September 30,	At December 31,
	2020	2019
	(In thousands)
Commercial:
Paycheck Protection Program ("PPP") loans	$243,982	$-
Other	201,623	222,085
Total commercial	445,605	222,085
Commercial Real Estate	563,707	578,758
Construction	140	1,618
Residential Real Estate	25,076	32,748
Consumer Installment & Other	275,481	291,455
Total	$1,310,009	$1,126,664

The following summarizes activity in the allowance for loan losses/credit losses:

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2020
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$8,072	$4,623	$7	$57	$11,770	$24,529
Provision (reversal)	867	1,030	-	(5)	(1,892)	-
Chargeoffs	-	-	-	-	(872)	(872)
Recoveries	46	12	-	-	427	485
Total allowance for credit losses	$8,985	$5,665	$7	$52	$9,433	$24,142

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2020
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASU 2016-13	$4,959	$4,064	$109	$206	$6,445	$3,701	$19,484
Impact of adopting ASU 2016-13	3,385	618	(31)	(132)	1,878	(3,701)	2,017
Adjusted beginning balance	8,344	4,682	78	74	8,323	-	21,501
Provision (reversal)	537	946	(71)	(22)	2,910	-	4,300
Chargeoffs	(178)	-	-	-	(3,071)	-	(3,249)
Recoveries	282	37	-	-	1,271	-	1,590
Total allowance for credit losses	$8,985	$5,665	$7	$52	$9,433	$-	$24,142

The growth in commercial loan balances was due to originations of PPP loans which are 100% guaranteed by the Small Business Administration (“SBA”). PPP loan proceeds used for eligible payroll and certain other operating costs are to be forgiven with repayment of loan principal and accrued interest made by the SBA. Management does not expect credit losses on PPP loans.

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At September 30, 2020
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$437,216	$546,714	$140	$23,699	$274,251	$1,282,020
Substandard	8,389	16,993	-	1,377	320	27,079
Doubtful	-	-	-	-	505	505
Loss	-	-	-	-	405	405
Total	$445,605	$563,707	$140	$25,076	$275,481	$1,310,009

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$213,542	$567,525	$1,618	$31,055	$289,424	$1,103,164
Substandard	8,543	11,233	-	1,693	1,329	22,798
Doubtful	-	-	-	-	308	308
Loss	-	-	-	-	394	394
Total	$222,085	$578,758	$1,618	$32,748	$291,455	$1,126,664

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At September 30, 2020
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$444,496	$963	$39	$-	$107	$445,605
Commercial real estate	559,361	624	-	-	3,722	563,707
Construction	140	-	-	-	-	140
Residential real estate	24,357	558	-	-	161	25,076
Consumer installment and other	272,631	1,328	772	360	390	275,481
Total	$1,300,985	$3,473	$811	$360	$4,380	$1,310,009

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2019
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$221,199	$531	$158	$-	$197	$222,085
Commercial real estate	573,809	432	421	-	4,096	578,758
Construction	1,618	-	-	-	-	1,618
Residential real estate	31,934	274	540	-	-	32,748
Consumer installment and other	286,391	2,960	1,517	440	147	291,455
Total	$1,114,951	$4,197	$2,636	$440	$4,440	$1,126,664

There was no allowance for credit losses allocated to loans on nonaccrual status as of September 30, 2020. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2020 and December 31, 2019.

The following summarizes impaired loans as of December 31, 2019:

	Impaired Loans
	At December 31,
	2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Commercial	$21	$21	$-
Commercial real estate	7,408	8,856	-
Residential real estate	190	220	-
Consumer installment and other	43	43	-
Total with no related allowance recorded	7,662	9,140	-

With an allowance recorded:
Commercial	8,160	8,160	2,413
Total with an allowance recorded	8,160	8,160	2,413
Total	$15,822	$17,300	$2,413

Impaired loans at December 31, 2019, included $6,713 thousand of restructured loans, $3,670 thousand of which were on nonaccrual status.

	Impaired Loans
	For the Three Months		For the Nine Months
	Ended September 30, 2019
	Average	Recognized	Average	Recognized
	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income
	(In thousands)
Commercial	$8,701	$144	$9,404	$476
Commercial real estate	7,968	60	7,133	333
Residential real estate	194	4	196	10
Consumer installment and other	99	-	103	-
Total	$16,962	$208	$16,836	$819

The following tables provide information on troubled debt restructurings (TDRs):

	Troubled Debt Restructurings
	At September 30, 2020
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	6	$8,367	$6,121	$-
Residential real estate	1	241	183	-
Total	7	$8,608	$6,304	$-

	Troubled Debt Restructurings
	At December 31, 2019
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial	2	$278	$32	$11
Commercial real estate	6	8,367	6,492	-
Residential real estate	1	241	189	-
Total	9	$8,886	$6,713	$11

During the three and nine months ended September 30, 2020, the Company did not modify any loans that were considered TDRs for accounting purposes. Section 4013 of the CARES Act allowed certain loan modifications for borrowers impacted by the COVID-19 pandemic to be excluded from TDR accounting. During the three and nine months ended September 30, 2020, the Company modified loans under Section 4013 of the CARES Act, granting 90 day deferrals of principal and interest payments. As of September 30, 2020, 17 commercial real estate loans with deferred payments totaled $19.1 million, primarily for hospitality and retail properties. As of September 30, 2020, 140 consumer and five commercial loan deferrals were $5.0 million and $209 thousand, respectively. During the three and nine months ended September 30, 2019, the Company did not modify any loans that were considered TDRs. There were no chargeoffs related to TDRs made during the three and nine months ended September 30, 2020 and 2019. During the three and nine months ended September 30, 2020 and 2019, no troubled debt restructured loans defaulted within 12 months of the modification date. A TDR is considered to be in default when payments are ninety days or more past due.

TDRs of $6,304 thousand included loans of $3,420 thousand on nonaccrual status at September 30, 2020. No allowance for credit losses was allocated to one commercial real estate loan secured by real property with a balance of $3,420 thousand, which was considered collateral-dependent at September 30, 2020. Four other commercial real estate loans totaling $7.7 million were secured by real property and considered collateral-dependent at September 30, 2020. At September 30, 2020, $357 thousand of indirect consumer installment loans secured by personal property were past due 90 days or more and considered collateral-dependent and two residential real estate loans totaling $410 thousand secured by real property were considered collateral-dependent. There were no other collateral-dependent loans at September 30, 2020. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At September 30, 2020
									Revolving
									Loans
	Term Loans Amortized Cost Basis by Origination Year							Total	Amortized
	Prior	2015	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$20,496	$5,205	$26,132	$10,860	$21,343	$42,380	$270,664	$397,080	$40,136	$437,216
Substandard	64	-	1	-	-	-	7,876	7,941	448	8,389
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$20,560	$5,205	$26,133	$10,860	$21,343	$42,380	$278,540	$405,021	$40,584	$445,605

	At September 30, 2020
									Revolving
									Loans
	Term Loans Amortized Cost Basis by Origination Year							Total	Amortized
	Prior	2015	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$88,661	$50,764	$43,804	$101,731	$95,622	$94,531	$71,601	$546,714	$-	$546,714
Substandard	4,807	1,314	9,921	107	-	-	844	16,993	-	16,993
Doubtful	-	-	-	-	-	-		-	-	-
Loss	-	-	-	-	-	-		-	-	-
Total	$93,468	$52,078	$53,725	$101,838	$95,622	$94,531	$72,445	$563,707	$-	$563,707

	At September 30, 2020
									Revolving
									Loans
	Term Loans Amortized Cost Basis by Origination Year							Total	Amortized
	Prior	2015	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade
Pass	$-	$-	$-	$-	$-	$-	$-	$-	$140	$140
Substandard	-	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$-	$140	$140

	At September 30, 2020
									Revolving
									Loans
	Term Loans Amortized Cost Basis by Origination Year							Total	Amortized
	Prior	2015	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Residential Real Estate loans by grade
Pass	$23,699	$-	$-	$-	$-	$-	$-	$23,699	$-	$23,699
Substandard	1,377	-	-	-	-	-	-	1,377	-	1,377
Doubtful	-	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-	-
Total	$25,076	$-	$-	$-	$-	$-	$-	$25,076	$-	$25,076

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At September 30, 2020
									Revolving
									Loans
	Term Loans Amortized Cost Basis by Origination Year							Total	Amortized
	Prior	2015	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$5,087	$6,457	$19,339	$24,554	$53,347	$69,313	$64,893	$242,990	$29,641	$272,631
30-59 days past due	35	91	147	224	266	402	148	1,313	15	1,328
60-89 days past due	2	30	48	163	327	160	40	770	2	772
Past due 90 days or more	-	5	29	-	226	66	31	357	3	360
Nonaccrual	-	-	-	-	-	-	-	-	390	390
Total	$5,124	$6,583	$19,563	$24,941	$54,166	$69,941	$65,112	$245,430	$30,051	$275,481

There were no loans held for sale at September 30, 2020 and December 31, 2019.

At September 30, 2020 and December 31, 2019, the Company held total other real estate owned (OREO) of $43 thousand. There was no reserve applied against OREO at September 30, 2020 and December 31, 2019. There were no foreclosed residential real estate properties at September 30, 2020 and December 31, 2019. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $410 thousand at September 30, 2020 and $124 thousand at December 31, 2019.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank. At September 30, 2020, the Bank did not have credit extended to any one entity exceeding these limits. At September 30, 2020, the Bank had 31 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $39,779 thousand and $43,129 thousand at September 30, 2020 and December 31, 2019, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At September 30, 2020, the Bank held corporate bonds in 97 issuing entities and commercial paper in 9 issuing entities that exceeded $5 million for each issuer.

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At September 30,	At December 31,
	2020	2019
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	59,868	57,810
Net deferred tax asset	-	11,085
Right-of-use asset	19,098	17,136
Limited partnership investments	18,935	20,773
Interest receivable	30,779	28,797
Prepaid assets	3,619	3,737
Other assets	13,743	10,767
Total other assets	$160,269	$164,332

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

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. On September 30, 2019, Visa Inc. announced a revised conversion rate applicable to its class B common stock resulting from its September 27, 2019 deposit of funds into its litigation escrow account. This funding reduced the conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, from 1.6298 to 1.6228 per share, effective as of September 27, 2019. Visa Inc. class A common stock had a closing price of $199.97 per share on September 30, 2020, the last day of stock market trading for the third quarter 2020. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At September 30, 2020, this investment totaled $18,935 thousand and $13,397 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2019, this investment totaled $20,773 thousand and $16,231 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At September 30, 2020, the $13,397 thousand of outstanding equity capital commitments are expected to be paid as follows, $2,248 thousand in the remainder of 2020, $4,071 thousand in 2021, $5,983 thousand in 2022, $295 thousand in 2023, $24 thousand in 2024, $228 thousand in 2025, $74 thousand in 2026 and $474 thousand in 2027 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Nine Months Ended
	September 30,
	2020	2019	2020	2019
	(In thousands)
Investment loss included in pre-tax income	$640	$600	$1,840	$1,800
Tax credits recognized in provision for income taxes	225	225	675	675

Other liabilities consisted of the following:

	At September 30,	At December 31,
	2020	2019
	(In thousands)
Net deferred tax liability	$21,819	$-
Operating lease liability	19,098	17,136
Other liabilities	49,559	27,453
Total other liabilities	$90,476	$44,589

The deferred tax liability at September 30, 2020 of $21,819 thousand, net of deferred tax benefits of $21,942 thousand, included deferred tax obligations of $43,492 thousand related to unrealized gains of $147,115 thousand on available for sale debt securities. The net deferred tax asset at December 31, 2019 of $11,085 thousand was net of deferred tax obligations of $10,934 thousand related to available for sale debt securities unrealized gains.

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of September 30, 2020.

As of September 30, 2020, the Company recorded a lease liability of $19,098 thousand and a right-of-use asset of $19,098 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 4.8 years and 2.25%, respectively, at September 30, 2020. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of September 30, 2020.

Total lease costs during the three and nine months ended September 30, 2020, of $1,671 thousand and $4,988 thousand, respectively, were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the nine months ended September 30, 2020.

[The remainder of this page intentionally left blank]

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At September 30,
2020
(In thousands)
The remaining three months of 2020	$1,599
2021	5,353
2022	4,426
2023	3,689
2024	2,078
Thereafter	2,863
Total minimum lease payments	20,008
Less: discount	(910)
Present value of lease liability	$19,098

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three and nine months ended September 30, 2020 and year ended December 31, 2019. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three and nine months ended September 30, 2020 and year ended December 31, 2019 no such adjustments were recorded.

The carrying values of goodwill were:

	At September 30, 2020	At December 31, 2019
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At September 30, 2020		At December 31, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(55,635)	$56,808	$(55,417)

As of September 30, 2020, the current period and estimated future amortization expense for identifiable intangible assets was:

Total
Core
Deposit
Intangibles
(In thousands)
For the nine months ended September 30, 2020 (actual)	$218
Estimate for the remainder of year ending December 31, 2020	69
Estimate for year ending December 31, 2021	269
2022	252
2023	236
2024	222
2025	125

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At September 30,	At December 31,
	2020	2019
	(In thousands)
Noninterest-bearing	$2,684,028	$2,240,112
Interest-bearing:
Transaction	1,040,712	931,888
Savings	1,653,000	1,471,284
Time deposits less than $100 thousand	83,838	88,355
Time deposits $100 thousand through $250 thousand	50,378	54,874
Time deposits more than $250 thousand	27,234	26,108
Total deposits	$5,539,190	$4,812,621

Demand deposit overdrafts of $1,466 thousand and $1,055 thousand were included as loan balances at September 30, 2020 and December 31, 2019, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $80 thousand and $238 thousand for the three and nine months ended September 30, 2020, respectively, and $81 thousand and $246 thousand for the three and nine months ended September 30, 2019, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At September 30,	At December 31,
	2020	2019
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$-	$65,833
Agency residential MBS	76,715	52,485
Corporate securities	183,447	146,253
Total collateral carrying value	$260,162	$264,571
Total short-term borrowed funds	$107,973	$30,928

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At September 30, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities (MBS)	$745,297	$-	$745,297	$-
Agency commercial MBS	3,585	-	3,585	-
Securities of U.S. Government entities	163	-	163	-
Obligations of states and political subdivisions	127,172	-	127,172	-
Corporate securities	2,212,827	-	2,212,827	-
Commercial paper	224,816		224,816
Collateralized loan obligations	670,134	-	670,134	-
Total debt securities available for sale	$3,983,994	$-	$3,983,994	$-

(1) There were no transfers in to or out of level 3 during the nine months ended September 30, 2020.

[The remainder of this page intentionally left blank]

	At December 31, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$20,000	$20,000	$-	$-
Securities of U.S. Government sponsored entities	111,167	-	111,167	-
Agency residential MBS	939,750	-	939,750	-
Agency commercial MBS	3,708	-	3,708	-
Securities of U.S. Government entities	544	-	544	-
Obligations of states and political subdivisions	163,139	-	163,139	-
Corporate securities	1,833,783	-	1,833,783	-
Collateralized loan obligations	6,755	-	6,755	-
Total debt securities available for sale	$3,078,846	$20,000	$3,058,846	$-

(1) There were no transfers in to or out of level 3 during the twelve months ended December 31, 2019.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at September 30, 2020 and December 31, 2019, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Nine Months Ended
	At September 30, 2020				September 30, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$43	$-	$-	$43	$-
Loans:
Commercial	5,354	-	-	5,354	-
Commercial real estate	3,773	-	-	3,773	-
Residential real estate	183	-	-	183	-
Total assets measured at fair value on a nonrecurring basis	$9,353	$-	$-	$9,353	$-

					For the
					Twelve Months Ended
	At December 31, 2019				December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$43	$-	$-	$43	$-
Impaired loans:
Commercial	5,747	-	-	5,747	-
Commercial real estate	4,091	-	-	4,091	-
Residential real estate	190	-	-	190	-
Total assets measured at fair value on a nonrecurring basis	$10,071	$-	$-	$10,071	$-

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

	At September 30, 2020
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$398,964	$398,964	$398,964	$-	$-
Debt securities held to maturity	577,795	593,701	-	593,701	-
Loans	1,285,867	1,347,245	-	-	1,347,245

Financial Liabilities:
Deposits	$5,539,190	$5,539,300	$-	$5,377,740	$161,560
Short-term borrowed funds	107,973	107,973	-	107,973	-

	At December 31, 2019
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$373,421	$373,421	$373,421	$-	$-
Debt securities held to maturity	738,072	744,296	-	744,296	-
Loans	1,107,180	1,152,949	-	-	1,152,949

Financial Liabilities:
Deposits	$4,812,621	$4,810,934	$-	$4,643,284	$167,650
Short-term borrowed funds	30,928	30,928	-	30,928	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

[The remainder of this page intentionally left blank]

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not cancellable unconditionally by the Company aggregated $39,779 thousand at September 30, 2020. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $279,330 thousand at September 30, 2020 and $265,311 thousand at December 31, 2019. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $2,356 thousand at September 30, 2020 and $3,099 thousand at December 31, 2019. The Company had no commitments outstanding for commercial and similar letters of credit at September 30, 2020 and December 31, 2019. The Company had $580 thousand and $550 thousand in outstanding full recourse guarantees to a 3rd party credit card company at September 30, 2020 and December 31, 2019, respectively. The Company had a reserve for unfunded commitments of $53 thousand at September 30, 2020 and $2,160 thousand at December 31, 2019, included in other liabilities.

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

	For the Three Months		For the Nine Months
	Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$20,051	$20,390	$56,575	$59,661
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,930	26,986	26,977	26,924
Basic earnings per common share	$0.74	$0.76	$2.10	$2.22
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,930	26,986	26,977	26,924
Add common stock equivalents for options	16	41	21	52
Weighted average number of common shares outstanding - diluted (denominator)	26,946	27,027	26,998	26,976
Diluted earnings per common share	$0.74	$0.75	$2.10	$2.21

For the three and nine months ended September 30, 2020, options to purchase 567 thousand and 560 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

Note 12: Impact of COVID-19

The COVID-19 Coronavirus Pandemic Will Have an Uncertain Impact on the Company's Financial Condition and Results of Operations

The COVID-19 coronavirus pandemic caused escalating infections in the United States beginning in the first quarter of 2020 that continued through the third quarter of 2020 and may continue for some time. The spread of the outbreak has disrupted the United States economy including banking and other financial activity in the market areas in which the Company and its banking subsidiary, Westamerica Bank (the "Bank"), operate.  Regions and states of the United States of America have implemented varying degrees of "stay at home" directives in an effort to prevent the spread of the virus. On March 19, 2020, the Governor of the State of California ordered all individuals living in the State of California to stay within their residence to prevent the spread of the novel coronavirus and many businesses have suspended or reduced business activities. The California "stay at home" directive excludes essential businesses, including banks, and the Bank remains open and fully operational. These "stay at home" directives have, however, significantly reduced economic activity in the United States and the State of California. In the second and third quarters of 2020 the “stay at home” directives were gradually lifted in varying stages in counties of the State of California, though restrictions could be re-imposed to some degree if infections increase. Counties with high infection rates delayed reopening and restrictions on certain economic activity remains. California-based claims for unemployment remain elevated during the third quarter of 2020.

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

In response to the pandemic, the United States federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020, providing an estimated $2 trillion fiscal stimulus to the United States economy. The CARES Act established the Paycheck Protection Program (PPP) with $350 billion to provide businesses with federally guaranteed loans to support payroll and certain operating expenses. The loans were guaranteed by the United States Small Business Administration (“SBA”) and funded through banks. In April 2020, the PPP program was expanded with an additional $310 billion. At June 30, 2020, the Bank funded $249 million in government guaranteed PPP loans which meaningfully increased interest-earning assets and related interest and fee income. PPP loans, net of deferred fees and costs, were $244 million at September 30, 2020.

On April 7, 2020, the U.S. banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the CARES Act. The Bank continues to work with loan customers requesting deferral of loan payments due to economic weakness caused by the pandemic. At September 30, 2020, consumer loans granted loan deferrals totaled $5.0 million, commercial real estate loans with deferred payments totaled $19.1 million, primarily for hospitality and retail properties, and commercial loans with deferred payments totaled $209 thousand.

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

The Recent Decline in Oil Prices Could Have an Impact on the Company's Financial Condition and Results of Operations

Oil prices have declined considerably in the first nine months of 2020. The decline in oil prices could negatively affect the financial results of industrial sector-based and energy sector-based corporate issuers of corporate bonds owned by the Company. The Company’s corporate debt securities include 14 issuers in industrial and energy sectors with aggregate amortized cost of $275.3 million and fair value of $288.7 million at September 30, 2020. These securities continue to be investment grade rated by a major rating agency.

The Company’s participation in the SBA PPP loan program exposes it to risks of noncompliance with the PPP and litigation, which could have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company is a participating lender in the PPP. The SBA guarantees 100% of loans funded under the PPP. Loan proceeds used for eligible payroll and certain other operating costs are forgiven with repayment of loan principal and accrued interest made by the SBA. There is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to potential risks relating to noncompliance with the PPP. Any financial liability, litigation costs or reputational damage related to the PPP or related litigation or regulatory enforcement actions could have a material adverse impact on the Company’s business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If the SBA identifies a deficiency, it could deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months		For the Nine Months
	Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE)(1)	$41,780	$40,349	$124,390	$120,925
Provision for Credit Losses	-	-	4,300	-
Noninterest Income	10,476	11,809	31,678	35,676
Noninterest Expense	24,603	24,033	74,021	74,777
Income Before Income Taxes (FTE)(1)	27,653	28,125	77,747	81,824
Income Tax Provision (FTE)(1)	7,602	7,735	21,172	22,163
Net Income	$20,051	$20,390	$56,575	$59,661

Average Common Shares Outstanding	26,930	26,986	26,977	26,924
Average Diluted Common Shares Outstanding	26,946	27,027	26,998	26,976
Common Shares Outstanding at Period End	26,898	27,014

Per Common Share:
Basic Earnings	$0.74	$0.76	$2.10	$2.22
Diluted Earnings	0.74	0.75	2.10	2.21
Book Value	30.69	26.41

Financial Ratios:
Return on Assets	1.24%	1.45%	1.25%	1.43%
Return on Common Equity	11.17%	11.87%	10.67%	11.92%
Net Interest Margin (FTE)(1)	2.78%	3.11%	2.95%	3.12%
Net Loan Losses to Average Loans	0.12%	0.10%	0.18%	0.17%
Efficiency Ratio(2)	47.1%	46.1%	47.4%	47.8%

Average Balances:
Assets	$6,414,399	$5,570,843	$6,044,098	$5,580,965
Loans	1,312,758	1,142,668	1,223,250	1,177,057
Investment securities	4,360,119	3,687,049	4,055,733	3,675,102
Deposits	5,533,144	4,770,976	5,188,797	4,789,084
Shareholders' Equity	714,400	681,513	708,559	669,043

Period End Balances:
Assets	$6,563,215	$5,616,055
Loans	1,310,009	1,133,229
Investment securities	4,561,805	3,776,983
Deposits	5,539,190	4,796,623
Shareholders' Equity	825,576	713,378

Capital Ratios at Period End:
Total Risk Based Capital	15.42%	17.20%
Tangible Equity to Tangible Assets	10.91%	10.75%

Dividends Paid Per Common Share	$0.41	$0.41	$1.23	$1.22
Common Dividend Payout Ratio	55%	55%	59%	55%

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

Financial Overview

Westamerica Bancorporation and subsidiaries’ (collectively, the “Company”) reported net income of $20.1 million or $0.74 diluted earnings per common share (“EPS”) for the third quarter 2020 and net income of $56.6 million or $2.10 diluted earnings per common share for the nine months ended September 30, 2020. The COVID-19 coronavirus pandemic began in the United States and California in the first quarter 2020 and continued to cause escalating infections in the United States through the third quarter 2020. In response to the pandemic, the Company’s primary and wholly-owned subsidiary bank, Westamerica Bank (the “Bank”), funded $249 million Paycheck Protection Program (“PPP”) loans for the Bank’s customers during the second quarter 2020. PPP loans meaningfully increased interest-earning assets and related interest and fee income. The Bank continues to work with loan customers requesting deferral of loan payments due to economic weakness caused by the pandemic. At September 30, 2020, consumer loans granted loan deferrals totaled $5.0 million, commercial real estate loans with deferred payments totaled $19.1 million, primarily for hospitality and retail properties, and commercial loans with deferred payments totaled $209 thousand. The results for the nine months ended September 30, 2020 included a provision for credit losses of $4.3 million, which reduced EPS $0.11, representing Management’s estimate of additional reserves needed over the remaining life of its loans due to increased credit-risk from deteriorating economic conditions caused by the COVID-19 pandemic. These results compare to net income of $20.4 million or $0.75 diluted earnings per common share for the third quarter 2019 and net income of $59.7 million or $2.21 diluted earnings per common share for the nine months ended September 30, 2019. Results for the nine months ended September 30, 2019 include a life insurance gain of $433 thousand and $553 thousand in loss contingencies. The loss contingencies include a $301 thousand increase in estimated customer refunds of revenue recognized prior to 2018 and a $252 thousand settlement to dismiss a lawsuit.

Regions and states of the United States of America, including California implemented varying degrees of “stay at home” directives in an effort to prevent the spread of the virus in the first quarter of 2020. These directives have significantly reduced economic activity in the United States and the State of California. In the second and third quarters 2020 the “stay at home” directives were gradually lifted in varying stages in counties of the State of California, though restrictions could be re-imposed to some degree if infections increase. Counties with high infection rates delayed reopening and restrictions on certain economic activity remains. California-based claims for unemployment remain elevated during the third quarter of 2020. The California “stay at home” directive excludes essential businesses including banks. The Bank remains open and fully operational.

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

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$41,780	$40,349	$124,390	$120,925
Provision for credit losses	-	-	4,300	-
Noninterest income	10,476	11,809	31,678	35,676
Noninterest expense	24,603	24,033	74,021	74,777
Income before taxes (FTE)	27,653	28,125	77,747	81,824
Income tax provision (FTE)	7,602	7,735	21,172	22,163
Net income	$20,051	$20,390	$56,575	$59,661

Average diluted common shares	26,946	27,027	26,998	26,976
Diluted earnings per common share	$0.74	$0.75	$2.10	$2.21

Average total assets	$6,414,399	$5,570,843	$6,044,098	$5,580,965
Net income to average total assets (annualized)	1.24%	1.45%	1.25%	1.43%
Net income to average common shareholders' equity (annualized)	11.17%	11.87%	10.67%	11.92%

Net income for the third quarter 2020 decreased $339 thousand compared with the third quarter 2019. Net interest and loan fee income (FTE) increased $1.4 million in the third quarter 2020 compared with the third quarter 2019 mainly due to higher average balances of investments and PPP loans, partially offset by lower yield on interest-earning assets and loan payoffs and paydowns. The provision for credit losses remained zero, reflecting Management's evaluation of credit risk over the remaining life of loans and bonds. Third quarter 2020 noninterest income decreased $1.3 million due to lower economic activity related to the COVID-19 pandemic. Third quarter 2020 noninterest expense increased $570 thousand mostly because third quarter 2019 FDIC assessments were reduced by application of the Bank’s FDIC assessment credit. The tax rate (FTE) for the third quarter 2020 and the third quarter 2019 was 27.5%.

Comparing the nine months ended September 30, 2020 with the nine months ended September 30, 2019 net income decreased $3.1 million. Net interest and loan fee (FTE) income increased $3.5 million due to higher average balances of investments and PPP loans, partially offset by lower yield on interest-earning assets and loan payoffs and paydowns. Results for the nine months ended September 30, 2020, include a provision of credit losses of $4.3 million, which reduced EPS $0.11, representing Management estimate of additional reserves needed over the remaining life of its loans due to credit-risk from economic weakness caused by the COVID-19 pandemic. In the nine months ended September 30, 2019, the provision for loan losses remained zero, reflecting Management's evaluation of losses inherent in the loan portfolio. In the nine months ended September 30, 2020, noninterest income decreased $4.0 million primarily due to lower economic activity related to the COVID-19 pandemic, partially offset by a $603 thousand recovery in excess of previously charged off loan amounts in the first nine months of 2020. In the nine months ended September 30, 2020 noninterest expense decreased $756 thousand compared with the nine months ended September 30, 2019 due to lower salaries, occupancy and equipment expenses, and lower amortization of intangible assets, and because the nine months ended September 30, 2019 included $553 thousand in loss contingency. The decrease was partially offset by higher FDIC assessments in the nine months ended September 30, 2020 because FDIC assessments in the nine months ended September 30, 2019 were reduced by application of the Bank’s FDIC assessment credit. The tax rate (FTE) for the nine months ended September 30, 2020 was 27.2% compared with 27.1% for the nine months ended September 30, 2019.

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Interest and loan fee income	$41,365	$39,695	$122,895	$118,804
FTE adjustment	881	1,109	2,838	3,558
Interest expense	466	455	1,343	1,437
Net interest and loan fee income (FTE)	$41,780	$40,349	$124,390	$120,925

Average earning assets	$6,001,287	$5,176,744	$5,627,517	$5,173,581
Net interest margin (FTE) (annualized)	2.78%	3.11%	2.95%	3.12%

Net interest and loan fee income (FTE) increased $1.4 million in the third quarter 2020 compared with the third quarter 2019 mainly due to higher average balances of investments (up $673 million) and average balances of $243 million of PPP loans, partially offset by lower yield on interest-earning assets (down 0.34%) and lower average balances of other loans (down $73 million).

Net interest and loan fee (FTE) income increased $3.5 million in the first nine months of 2020 compared with the first nine months of 2019 due to higher average balances of investments (up $381 million) and average balances of $126 million of PPP loans, partially offset by lower yield on interest-bearing earning assets (down 0.18%) and lower average balances of other loans (down $80 million).

The annualized net interest margin (FTE) was 2.78% in the third quarter 2020 and 2.95% in the first nine months of 2020 compared with 3.11% in the third quarter 2019 and 3.12% in the first nine months of 2019. The lower yield in in the third quarter 2020 and the first nine months of 2020 compared with 2019 is primarily due to lower yields on loans, investments and interest-bearing cash. Additionally, investments, which generally carry lower yield than loans, made up a higher percentage of total earning assets in the current periods (72.7% in the third quarter 2020 compared with 71.2% in the third quarter 2019 and 72.1% in the first nine months of 2020 compared with 71.0% in the first nine months of 2019).

The Company’s funding costs were 0.03% in the third quarter 2020 and in the first nine months of 2020 compared with 0.04% in the third quarter 2019 and in the first nine months of 2019. Average balances of time deposits in the third quarter 2020 declined $16 million from the third quarter 2019 and $20 million in the first nine months of 2020 from the first nine months of 2019. Average balances of checking and saving deposits accounted for 97.1% of average total deposits in the third quarter 2020 and 96.8% in the first nine months of 2020 compared with 96.2% in the third quarter 2019 and 96.1% in the first nine months of 2019.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months		For the Nine Months
	Ended September 30,
	2020	2019	2020	2019

Yield on earning assets (FTE)	2.81%	3.15%	2.98%	3.16%
Rate paid on interest-bearing liabilities	0.06%	0.07%	0.06%	0.07%
Net interest spread (FTE)	2.75%	3.08%	2.92%	3.09%
Impact of noninterest-bearing demand deposits	0.03%	0.03%	0.03%	0.03%
Net interest margin (FTE)	2.78%	3.11%	2.95%	3.12%

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2020
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$3,918,846	$23,079	2.36%
Tax-exempt (1)	441,273	3,689	3.34%
Total investments (1)	4,360,119	26,768	2.46%
Loans:
Taxable
Paycheck Protection Program ("PPP") loans	243,104	2,501	4.08%
Other	1,020,270	12,403	4.84%
Total taxable	1,263,374	14,904	4.69%
Tax-exempt (1)	49,384	490	3.95%
Total loans (1)	1,312,758	15,394	4.67%
Total interest-bearing cash	328,410	84	0.10%
Total Interest-earning assets (1)	6,001,287	42,246	2.81%
Other assets	413,112
Total assets	$6,414,399

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,695,458	$-	-%
Savings and interest-bearing transaction	2,674,647	323	0.05%
Time less than $100,000	90,994	47	0.21%
Time $100,000 or more	72,045	80	0.44%
Total interest-bearing deposits	2,837,686	450	0.06%
Short-term borrowed funds	94,031	16	0.07%
Total interest-bearing liabilities	2,931,717	466	0.06%
Other liabilities	72,824
Shareholders' equity	714,400
Total liabilities and shareholders' equity	$6,414,399
Net interest spread (1) (2)			2.75%
Net interest and fee income and interest margin (1) (3)		$41,780	2.78%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Nine Months Ended September 30, 2020
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$3,574,164	$67,963	2.54%
Tax-exempt (1)	481,569	12,037	3.33%
Total investments (1)	4,055,733	80,000	2.63%
Loans:
Taxable:
PPP loans	125,632	4,174	4.43%
Other	1,050,243	39,069	4.97%
Total taxable	1,175,875	43,243	4.91%
Tax-exempt (1)	47,375	1,437	4.05%
Total loans (1)	1,223,250	44,680	4.88%
Total interest-bearing cash	348,534	1,053	0.40%
Total Interest-earning assets (1)	5,627,517	125,733	2.98%
Other assets	416,581
Total assets	$6,044,098

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,472,495	$-	-%
Savings and interest-bearing transaction	2,551,053	922	0.05%
Time less than $100,000	92,531	148	0.21%
Time $100,000 or more	72,718	238	0.44%
Total interest-bearing deposits	2,716,302	1,308	0.06%
Short-term borrowed funds	68,917	34	0.07%
Other borrowed funds	232	1	0.35%
Total interest-bearing liabilities	2,785,451	1,343	0.06%
Other liabilities	77,593
Shareholders' equity	708,559
Total liabilities and shareholders' equity	$6,044,098
Net interest spread (1) (2)			2.92%
Net interest and fee income and interest margin (1) (3)		$124,390	2.95%

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended September 30, 2020
	Compared with
	For the Three Months Ended September 30, 2019
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$5,203	$(1,710)	$3,493
Tax-exempt (1)	(1,210)	117	(1,093)
Total investments (1)	3,993	(1,593)	2,400
Loans:
Taxable:
PPP loans	2,501	-	2,501
Other	(946)	(689)	(1,635)
Total taxable	1,555	(689)	866
Tax-exempt (1)	8	(15)	(7)
Total loans (1)	1,563	(704)	859
Total interest-bearing cash	(102)	(1,715)	(1,817)
Total increase (decrease) in interest and loan fee income (1)	5,454	(4,012)	1,442
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	41	(20)	21
Time less than $100,000	(7)	(10)	(17)
Time $100,000 or more	(6)	5	(1)
Total interest-bearing deposits	28	(25)	3
Short-term borrowed funds	7	1	8
Total increase (decrease) in interest expense	35	(24)	11
Increase (decrease) in net interest and loan fee income (1)	$5,419	$(3,988)	$1,431

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Nine Months Ended September 30, 2020
	Compared with
	For the Nine Months Ended September 30, 2019
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$10,064	$907	$10,971
Tax-exempt (1)	(3,765)	401	(3,364)
Total investments (1)	6,299	1,308	7,607
Loans:
Taxable:
PPP loans	4,174	-	4,174
Other	(2,886)	(879)	(3,765)
Total taxable	1,288	(879)	409
Tax-exempt (1)	(85)	(16)	(101)
Total loans (1)	1,203	(895)	308
Total interest-bearing cash	474	(5,018)	(4,544)
Total increase (decrease) in interest and loan fee income (1)	7,976	(4,605)	3,371
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	61	(109)	(48)
Time less than $100,000	(24)	(22)	(46)
Time $100,000 or more	(23)	15	(8)
Total interest-bearing deposits	14	(116)	(102)
Short-term borrowed funds	7	-	7
Other borrowed funds	1	-	1
Total increase (decrease) in interest expense	22	(116)	(94)
Increase (decrease) in net interest and loan fee income (1)	$7,954	$(4,489)	$3,465

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

The Company’s first nine months of 2020 results include a provision of credit losses of $4.3 million recorded in the first quarter 2020. The provision represents Management’s estimate of additional reserves needed over the remaining life of its loans due to credit-risk from weakened economic conditions caused by the COVID-19 pandemic. The Company provided no provision for credit losses in the third quarter 2020, the third quarter 2019 and the first nine months of 2019 based on Management’s evaluation of credit quality and the adequacy of the allowance for credit losses. For further information regarding credit risk, net credit losses and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Service charges on deposit accounts	$3,298	$4,510	$10,697	$13,508
Merchant processing services	2,860	2,494	7,495	7,708
Debit card fees	1,611	1,641	4,538	4,789
Trust fees	756	733	2,247	2,199
ATM processing fees	606	725	1,703	2,080
Other service fees	454	580	1,380	1,742
Financial services commissions	58	75	306	270
Life insurance gains	-	-	-	433
Securities gains	-	-	71	50
Other noninterest income	833	1,051	3,241	2,897
Total	$10,476	$11,809	$31,678	$35,676

Third quarter 2020 noninterest income decreased $1.3 million compared with third quarter 2019 due to lower activity based fees from reduced economic activity related to the COVID-19 pandemic. The decrease in noninterest income was partially offset by higher income from merchant processing services.

In the first nine months of 2020, noninterest income decreased $4.0 million compared with the first nine months of 2019 due to lower income from activity based fees due to reduced economic activity related to the COVID-19 pandemic. Additionally, the first nine months of 2019 included a life insurance gain of $433 thousand. The decrease was partially offset by a $603 thousand recovery in excess of previously charged off loan amounts in the first nine months of 2020.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Salaries and related benefits	$12,540	$12,559	$38,458	$38,757
Occupancy and equipment	5,014	5,199	14,737	15,163
Outsourced data processing services	2,338	2,374	7,067	7,110
Professional fees	669	645	1,701	1,791
Courier service	500	456	1,499	1,349
Amortization of identifiable intangibles	72	76	218	465
Loss contingency	-	-	-	553
Other noninterest expense	3,470	2,724	10,341	9,589
Total	$24,603	$24,033	$74,021	$74,777

Noninterest expense increased $570 thousand in the third quarter 2020 compared with the third quarter 2019 primarily because third quarter 2019 FDIC assessments were reduced by application of the Bank’s FDIC assessment credit; the Company’s credit is fully exhausted. Additionally, lower occupancy and equipment costs also contributed to reducing noninterest expense in the third quarter 2020.

In the first nine months of 2020, noninterest expense decreased $756 thousand compared with the nine months ended September 30, 2019 due to lower salaries, occupancy and equipment expenses, and lower amortization of intangible assets, and because the nine months ended September 30, 2019 included $553 thousand of loss contingency. The decrease was partially offset by higher FDIC assessments in the first nine months of 2020 because FDIC assessments in the first nine months of 2019 were reduced by application of the Bank’s FDIC assessment credit.

Provision for Income Tax

The Company’s income tax provision (FTE) was $7.6 million for the third quarter 2020 and $21.2 million for the nine months ended September 30, 2020 compared with $7.7 million for the third quarter 2019 and $22.2 million for the nine months ended September 30, 2019. The effective tax rates (FTE) of 27.5% for the third quarter 2020 and 27.2% for the nine months ended September 30, 2020 compared with 27.5% for the third quarter 2019 and 27.1% for the nine months ended September 30, 2019.

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

Management managed the investment securities portfolio in response to changes in deposit and loan volumes. The following table indicates the carrying values of investment securities in the Company’s portfolio by type as of the indicated dates. The Company adopted ASU 2016-13 effective January 1, 2020. Debt securities of $577,795 thousand at September 30, 2020, is net of related reserve for expected credit losses of $16 thousand.

	At September 30, 2020		At December 31, 2019
	($ in thousands)
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
Agency mortgage-backed securities	$1,021,342	22%	$1,297,395	34%
Obligations of states and political subdivisions	430,487	9%	544,920	14%
Corporate securities	2,212,827	49%	1,833,783	48%
Commercial paper	224,816	5%	-	-%
Collateralized loan obligations	670,134	15%	6,755	-%
U.S. Treasuries and agencies	-	-%	131,167	4%
Other	2,183	-%	2,898	-%
Total	$4,561,789	100%	$3,816,918	100%

Debt securities available for sale	$3,983,994		$3,078,846
Debt securities held to maturity	577,795		738,072
Total	$4,561,789		$3,816,918

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

At September 30, 2020, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in the Company’s internal analyses compared with the ratings assigned by the third party credit rating agencies.

The following table summarizes total corporate securities by credit rating:

	At September 30, 2020		At December 31, 2019
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
AAA	$21,926	1%	$26,148	1%
AA+	21,058	1%	45,697	2%
AA	41,381	2%	19,776	1%
AA-	47,139	2%	46,099	3%
A+	147,496	7%	179,217	10%
A	410,904	18%	439,017	24%
A-	387,321	17%	351,909	19%
BBB+	528,288	24%	384,788	21%
BBB	506,442	23%	314,868	17%
BBB-	86,015	4%	11,737	1%
Investment grade	2,197,970	99%	1,819,256	99%
BB	14,857	1%	14,527	1%
Total Corporate securities	$2,212,827	100%	$1,833,783	100%

The Company’s $14.9 million corporate bond rated BB represents a bond of one pharmaceutical company which develops, manufactures and markets generic and branded human pharmaceuticals, as well as active pharmaceutical ingredients, to customers worldwide. The bond matures in 2021; the issuing company has refinanced much of its debt obligations beyond the maturity date.

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At September 30, 2020		At December 31, 2019
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Financial	$956,862	43%	$772,852	42%
Utilities	237,090	11%	222,951	12%
Industrial	188,866	9%	177,051	10%
Consumer, Non-cyclical	188,789	9%	185,784	10%
Communications	182,994	8%	128,635	7%
Basic Materials	135,279	6%	76,434	4%
Technology	130,312	6%	107,632	6%
Energy	99,815	4%	86,883	5%
Consumer, Cyclical	92,820	4%	75,561	4%
Total Corporate securities	$2,212,827	100%	$1,833,783	100%

The following table summarizes total consumer, cyclical by sub-sector:

At September 30, 2020
Market value
($ in thousands)
Hotels	$-
Restaurants	21,184
Department Stores	-
Casinos	-
Airlines	-
Other	71,636
Total Consumer, Cyclical	$92,820

The Company’s $21.2 million in corporate bonds to issuers operating in the consumer cyclical – restaurant subsector represent bonds of one company which retails, roasts and provides its own brand of specialty coffee and other complimentary products through retail locations worldwide and sells coffee through several distribution channels. The bonds mature in 2023. At September 30, 2020, the bonds were rated BBB and priced with an unrealized gain of $1.2 million.

	At September 30, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)

Energy	$95,712	$99,815
Industrial	179,626	188,866
Total	$275,338	$288,681

The $99.8M (fair value) in corporate bonds in the energy sector are issued by 4 issuers at September 30, 2020. The $188.9M (fair value) in corporate bonds in the industrial sector are issued by 10 issuers at September 30, 2020.

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At September 30, 2020, the Company’s investment securities portfolios included securities issued by 361 state and local government municipalities and agencies located within 40 states. The largest exposure to any one municipality or agency was $8.3 million (fair value) represented by six general obligation bonds.

	At September 30, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$67,516	$70,437
New Jersey	23,692	23,990
Washington	23,079	23,956
Texas	20,698	21,369
Other (32 states)	172,470	178,334
Total general obligation bonds	$307,455	$318,086

Revenue bonds:
California	$18,579	$19,042
Colorado	12,133	12,385
Kentucky	10,825	11,243
Indiana	9,358	9,607
Washington	8,829	9,011
Virginia	7,611	8,037
Arizona	6,110	6,216
Maryland	5,972	6,067
Other (19 states)	38,410	39,070
Total revenue bonds	$117,827	$120,678
Total obligations of states and political subdivisions	$425,282	$438,764

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

At September 30, 2020 and December 31, 2019, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 20 revenue sources at September 30, 2020 and December 31, 2019. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At September 30, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$29,268	$29,752
Sewer	16,159	16,744
Sales tax	14,975	15,288
Lease (renewal)	9,342	9,709
Lease (abatement)	8,494	8,711
Other (15 sources)	39,589	40,474
Total revenue bonds by revenue source	$117,827	$120,678

[The remainder of this page intentionally left blank]

	At December 31, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$36,960	$37,699
Sewer	19,039	19,545
Sales tax	15,695	16,101
Lease (renewal)	15,230	15,539
Lease (abatement)	10,913	11,160
Other (15 sources)	59,972	60,828
Total revenue bonds by revenue source	$157,809	$160,872

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

The Bank processed customer Paycheck Protection Program loan (“PPP loan”) applications as established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The United States Small Business Administration guarantees PPP loans; given this guarantee, the PPP loans are not considered to have default risk. The Company funded $249 million PPP loans in the second quarter 2020. PPP loans, net of deferred fees and costs, were $244 million at September 30, 2020.

On April 7, 2020, the U.S. banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the CARES Act. The Bank has been actively working with consumer and commercial borrowers requesting deferral of loan payments, granting deferrals of principal and interest payments for 90 days. At September 30, 2020, 140 consumer loans granted loan deferrals totaled $5.0 million, 17 commercial real estate loans with deferred payments totaled $19.1 million, primarily for hospitality and retail properties, and five commercial loans with deferred payments totaled $209 thousand.

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

Nonperforming Assets
	At September 30,		At December 31,
	2020	2019	2019
	(In thousands)

Nonperforming nonaccrual loans	$409	$633	$659
Performing nonaccrual loans	3,971	3,670	3,781
Total nonaccrual loans	4,380	4,303	4,440
Accruing loans 90 or more days past due	360	351	440
Total nonperforming loans	4,740	4,654	4,880
Other real estate owned	43	43	43
Total nonperforming assets	$4,783	$4,697	$4,923

At September 30, 2020, one loan secured by commercial real estate with a balance of $3.4 million was on nonaccrual status. The remaining eight nonaccrual loans held at September 30, 2020 had an average carrying value of $120 thousand.

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

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”). The following table summarizes allowance for credit losses at the dates indicated:

	At September 30,		At December 31,
	2020	2019	2019
	(In thousands)

Allowance for Credit Losses on Loans	$24,142	$19,828	$19,484
Allowance for Credit Losses on Held to Maturity Debt Securities	16	-	-
Total Allowance for Credit Losses	$24,158	$19,828	$19,484

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

The following table summarizes the allowance for loan losses/credit losses on loans, chargeoffs and recoveries for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2020	2019	2020	2019
	($ in thousands)
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$24,529	$20,117	$19,484	$21,351
Adoption of ASU 2016-13	-	-	2,017	-
Balance, beginning of period	24,529	20,117	21,501	21,351
Provision for credit losses	-	-	4,300	-
Loans charged off
Commercial	-	-	(178)	(71)
Consumer installment and other	(872)	(1,039)	(3,071)	(3,332)
Total chargeoffs	(872)	(1,039)	(3,249)	(3,403)
Recoveries of loans previously charged off
Commercial	46	233	282	449
Commercial real estate	12	12	37	38
Consumer installment and other	427	505	1,271	1,393
Total recoveries	485	750	1,590	1,880
Net loan losses	(387)	(289)	(1,659)	(1,523)
Balance, end of period	$24,142	$19,828	$24,142	$19,828

Net loan losses as a percentage of average total loans (annualized)	0.12%	0.10%	0.18%	0.17%

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

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2020
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$8,072	$4,623	$7	$57	$11,770	$24,529
Provision (reversal)	867	1,030	-	(5)	(1,892)	-
Chargeoffs	-	-	-	-	(872)	(872)
Recoveries	46	12	-	-	427	485
Total allowance for credit losses	$8,985	$5,665	$7	$52	$9,433	$24,142

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2020
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASU 2016-13	$4,959	$4,064	$109	$206	$6,445	$3,701	$19,484
Impact of adopting ASU 2016-13	3,385	618	(31)	(132)	1,878	(3,701)	2,017
Adjusted beginning balance	8,344	4,682	78	74	8,323	-	21,501
Provision (reversal)	537	946	(71)	(22)	2,910	-	4,300
Chargeoffs	(178)	-	-	-	(3,071)	-	(3,249)
Recoveries	282	37	-	-	1,271	-	1,590
Total allowance for credit losses	$8,985	$5,665	$7	$52	$9,433	$-	$24,142

Management considers the $24.1 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of September 30, 2020.

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

Management monitors the Company’s interest rate risk using a purchased simulation model, which is periodically validated using supervisory guidance issued by the Board of Governors of the Federal Reserve System, SR 11-7 “Guidance on Model Risk Management.” Management measures its exposure to interest rate risk using both a static and dynamic composition of financial instruments. Within the static composition simulation, cash flows are assumed redeployed into like financial instruments at prevailing rates and yields, except cash flows from PPP loans are reinvested into interest-bearing cash. Within the dynamic composition simulation, Management makes assumptions regarding the expected change in the volume of financial instruments given the assumed change in market interest rates. Both simulations are used to measure expected changes in net interest income assuming various levels of change in market interest rates.

The Company’s asset and liability position was slightly “asset sensitive” at September 30, 2020, depending on the interest rate assumptions applied to each simulation model. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes.

At September 30, 2020, Management’s most recent measurements of estimated changes in net interest income were:

Static Simulation (balance sheet composition unchanged):
Assumed Immediate Parallel Shift in Interest Rates	0.00%	+1.00%
First Year Change in Net Interest Income	-6.00%	+5.70%

Dynamic Simulation (balance sheet composition changes):
Assumed Change in Interest Rates Over 1 Year	0.00%	+1.00%
First Year Change in Net Interest Income	-1.75%	+2.60%

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 98% of funding for average total assets in the nine months ended September 30, 2020 and the twelve months ended December 31, 2019. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary source of liquidity. The Company held $4.6 billion in total investment securities at September 30, 2020. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At September 30, 2020, such collateral requirements totaled approximately $850 million.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $33 million and $44 million in the nine months ended September 30, 2020 and the twelve months ended December 31, 2019, respectively, and retire common stock in the amount of $11.7 million and $488 thousand, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 10.7% in the nine months ended September 30, 2020 and 11.9% in the year ended December 31, 2019. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $2.8 million in the nine months ended September 30, 2020 and $14 million in the year ended December 31, 2019.

The Company paid common dividends totaling $33 million in the nine months ended September 30, 2020 and $44 million in the year ended December 31, 2019, which represent dividends per common share of $1.23 and $1.63, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 228 thousand shares valued at $11.7 million in the nine months ended September 30, 2020 and 8 thousand shares valued at $488 thousand in the year ended December 31, 2019.

The Company's primary capital resource is shareholders' equity, which was $826 million at September 30, 2020 compared with $731 million at December 31, 2019. The Company's ratio of equity to total assets was 12.6% at September 30, 2020 and 13.0% at December 31, 2019.

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

Capital to Risk-Adjusted Assets

The capital ratios for the Company and the Bank under current regulatory capital standards are presented in the tables below, on the dates indicated.

				To Be
				Well-capitalized
			Required for	Under Prompt
	At September 30, 2020		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	14.82%	11.89%	7.00%	6.50%
Tier I Capital	14.82%	11.89%	8.50%	8.00%
Total Capital	15.42%	12.65%	10.50%	10.00%
Leverage Ratio	9.48%	7.57%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2019		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	16.22%	11.80%	7.00%	6.50%
Tier I Capital	16.22%	11.80%	8.50%	8.00%
Total Capital	16.83%	12.58%	10.50%	10.00%
Leverage Ratio	10.50%	7.60%	4.00%	5.00%

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

PPP loans are zero percent risk weighted for regulatory capital purposes; average PPP loans of $243 million did not affect regulatory capital ratios, other than an insignificant impact on the Leverage ratio. To the extent funding of PPP loans is through excess cash balances or PPPLF borrowings, the Leverage ratio is unaffected. However, PPP loans funded by increased non-PPPLF borrowings reduces the leverage ratio.

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2020.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The COVID-19 Coronavirus Pandemic Will Have an Uncertain Impact on the Company's Financial Condition and Results of Operations

The COVID-19 coronavirus pandemic caused escalating infections in the United States beginning in the first quarter of 2020 that continued through the third quarter of 2020 and may continue for some time. The spread of the outbreak has disrupted the United States economy including banking and other financial activity in the market areas in which the Company and its banking subsidiary, Westamerica Bank (the "Bank"), operate.  Regions and states of the United States of America have implemented varying degrees of "stay at home" directives in an effort to prevent the spread of the virus. On March 19, 2020, the Governor of the State of California ordered all individuals living in the State of California to stay within their residence to prevent the spread of the novel coronavirus and many businesses have suspended or reduced business activities. The California "stay at home" directive excludes essential businesses, including banks, and the Bank remains open and fully operational. These "stay at home" directives have, however, significantly reduced economic activity in the United States and the State of California. In the second and third quarters of 2020 the “stay at home” directives were gradually lifted in varying stages in counties of the State of California, though restrictions could be re-imposed to some degree if infections increase. Counties with high infection rates delayed reopening and restrictions on certain economic activity remains. California-based claims for unemployment remain elevated during the third quarter of 2020.

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

In response to the pandemic, the United States federal government enacted the CARES Act on March 27, 2020, providing an estimated $2 trillion fiscal stimulus to the United States economy. The CARES Act established the Paycheck Protection Program (PPP) with $350 billion to provide businesses with federally guaranteed loans to support payroll and certain operating expenses. The loans were guaranteed by the United States Small Business Administration (“SBA”) and funded through banks. In April 2020, the PPP program was expanded with an additional $310 billion. At June 30, 2020, the Bank funded $249 million in government guaranteed PPP loans which meaningfully increased interest-earning assets and related interest and fee income. PPP loans, net of deferred fees and costs, were $244 million at September 30, 2020.

On April 7, 2020, the U.S. banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the CARES Act. The Bank continues to work with loan customers requesting deferral of loan payments due to economic weakness caused by the pandemic. At September 30, 2020, consumer loans granted loan deferrals totaled $5.0 million, commercial real estate loans with deferred payments totaled $19.1 million, primarily for hospitality and retail properties, and commercial loans with deferred payments totaled $209 thousand.

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

The Recent Decline in Oil Prices Could Have an Impact on the Company's Financial Condition and Results of Operations

Oil prices have declined considerably in the first nine months of 2020. The decline in oil prices could negatively affect the financial results of industrial sector-based and energy sector-based corporate issuers of corporate bonds owned by the Company. The Company’s corporate debt securities include 14 issuers in industrial and energy sectors with aggregate amortized cost of $275.3 million and fair value of $288.7 million at September 30, 2020. These securities continue to be investment grade rated by a major rating agency.

The Company’s participation in the SBA PPP loan program exposes it to risks of noncompliance with the PPP and litigation, which could have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company is a participating lender in the PPP. The SBA guarantees 100% of loans funded under the PPP. Loan proceeds used for eligible payroll and certain other operating costs are forgiven with repayment of loan principal and accrued interest made by the SBA. There is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to potential risks relating to noncompliance with the PPP. Any financial liability, litigation costs or reputational damage related to the PPP or related litigation or regulatory enforcement actions could have a material adverse impact on the Company’s business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If the SBA identifies a deficiency, it could deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the quarter ended September 30, 2020.

	2020
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
July 1 through July 31	-	$-	-	1,750
August 1 through August 31	-	-	-	1,750
September 1 through September 30	35	52.42	35	1,715
Total	35	$52.42	35	1,715

The Company repurchases shares of its common stock in the open market on a discretionary basis to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

A share repurchase program was approved by the Company’s Board of Directors on July 25, 2019 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2020. The Board of Directors approved and adopted a replacement program on July 23, 2020 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2021.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: November 5, 2020