Form 10-K
period 2020-12-31
WESTAMERICA BANCORPORATION
filed 2021-02-25
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to______________.

Commission File Number: 001-09383

WESTAMERICA BANCORPORATION

(Exact name of the registrant as specified in its charter)

California	94-2156203
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2020 as reported on the NASDAQ Global Select Market, was $1,546,483,328.28. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 18, 2021: 26,806,764 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 22, 2021, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

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

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statements in this report to reflect circumstances or events that occur after the date forward looking statements are made, except as may be required by law. The reader is directed to Part II – Item 1A “Risk Factors” of this report and other risk factors discussed elsewhere in this report, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.

PART I

ITEM 1. BUSINESS

Westamerica Bancorporation (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Its legal headquarters are located at 1108 Fifth Avenue, San Rafael, California 94901. Its principal administrative offices are located at 4550 Mangels Boulevard, Fairfield, California 94534 and its telephone number is (707) 863-6000. The Company provides a full range of banking services to individual and commercial customers in Northern and Central California through its subsidiary bank, Westamerica Bank (“WAB” or the “Bank”). The principal communities served are located in Northern and Central California, from Mendocino, Lake and Nevada Counties in the north to Kern County in the south. The Company’s strategic focus is on the banking needs of small businesses. In addition, the Bank owns 100% of the capital stock of Community Banker Services Corporation (“CBSC”), a company engaged in providing the Company and its subsidiaries with data processing services and other support functions.

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

At December 31, 2020, the Company had consolidated assets of approximately $6.7 billion, deposits of approximately $5.7 billion and shareholders’ equity of approximately $845 million.

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

Westamerica Bancorporation

Corporate Secretary A-2M

Post Office Box 1200

Suisun City, California 94585-1200

Human Capital Resources

The Company and its subsidiaries employed 712 full-time equivalent staff (or 578 full-time employees and 189 part-term and on-call employees) as of December 31, 2020. The employees are not represented by a collective bargaining unit, and the Company believes its relationship with its employees is good.

The Company’s ability to attract and retain employees is a key to its success. Employees receive a comprehensive benefits package that includes paid time off, sick time, company contributions of up to 6% to qualified retirement plans, discretionary profit-sharing retirement plan contributions, and other health and wellness benefits including participation in Company paid or subsidized medical, dental, term-life, accidental death and dismemberment (AD&D), long-term disability, and employee assistance programs.  Certain employees participate in one of the Company’s performance-based incentive programs, which may include additional bonus and incentive compensation, company contributions to supplemental retirement plans, and equity-based awards. Certain benefits are subject to eligibility, vesting, and performance requirements.  Employee performance is measured at least quarterly and formal performance evaluations are conducted at least annually.

The Company’s code of ethics prohibits discrimination or harassment.  The Company requires all employees to agree to the code of ethics and participate in harassment prevention training annually.

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

Regulation and Supervision of Bank Holding Companies

The Company is a bank holding company subject to the BHCA. The Company reports to, is registered with, and may be examined by, the Board of Governors of the Federal Reserve System (“FRB”). The FRB also has the authority to examine the Company’s subsidiaries. The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and the Bank are subject to examination by, and may be required to file reports with, the Commissioner of the California Department of Financial Protection and Innovation (the “Commissioner”).

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

Regulation and Supervision of Banks

The Bank is a California state-chartered Federal Reserve member bank and its deposits are insured by the FDIC. The Bank is subject to regulation, supervision and regular examination by the California Department of Financial Protection and Innovation and the FRB. The regulations of these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of its activities and various other requirements.

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

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations over a transitional period 2015 through 2018. As of December 31, 2020, the Company’s and the Bank’s respective ratios exceeded applicable regulatory requirements. See Note 9 to the consolidated financial statements included in this Report for capital ratios of the Company and the Bank, compared to minimum capital requirements and for the Bank the standards for well capitalized depository institutions.

In November 2019, the federal banking regulators published final rules implementing a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the “community bank leverage ratio framework.” A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The Company does not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

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

In August, 2016, the FDIC announced the DIF reserve ratio surpassed the 1.15% reserve ratio target, triggering three major changes:

1.	The decline in the range of initial assessment rates for all banks from 5-35 basis points to 3-30 basis points;
2.	The assessment of a quarterly surcharge on large banks equal to an annual rate of 4.5 basis points in addition to regular assessments; and
3.	A revised method to calculate risk-based assessment rates for established small banks (under $1 billion in assets) pursuant to an FDIC final rule issued April, 2016.

In September 2018, the DIF reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35% ahead of the September 30, 2020, deadline required under the Dodd-Frank Act. FDIC regulations provide for two changes to deposit insurance assessments upon reaching the minimum: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large banks) will cease; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. In January 2019, the Bank, which meets the definition of a “small bank”, was advised by the FDIC its assessment credit to be applied when the reserve ratio is at or above 1.38% was $1.4 million. The Bank received notification from the FDIC during the third quarter 2019 that the reserve ratio exceeded 1.38%, and the FDIC applied the Bank’s assessment credits against the Bank’s second and third quarter 2019 deposit insurance premiums. The Company applied FDIC assessment credits against the Bank’s fourth quarter 2019 deposit insurance premiums and the remaining assessment credits against the Bank’s first quarter 2020 deposit insurance premiums. The Company cannot provide any assurance as to the effect of any future changes in its deposit insurance premium rates.

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 24, 2018, President Trump signed into law the first major financial services reform bill since the enactment of the Dodd-Frank Act. The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Regulatory Relief Act”) modifies or eliminates certain requirements on community and regional banks and nonbank financial institutions.  For instance, under the Reform Act and related rule making:

•

banks that have less than $10 billion in total consolidated assets and total trading assets and trading liabilities of less than five percent of total consolidated assets are exempt from Section 619 of the Dodd-Frank Act, known as the “Volcker Rule”, which prohibits “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds”; and

•

a new “community bank leverage ratio” was adopted, which is applicable to certain banks and bank holding companies with total assets of less than $10 billion (as described above under “Capital Requirements”).

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

In December 2019, the OCC and the FDIC proposed changes to the regulations implementing the CRA, which, if adopted will result in changes to the current CRA framework. The FRB did not join the proposal.

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

Anti-Money Laundering Laws

The Bank Secrecy Act, as amended by the USA PATRIOT Act, gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers and mandatory transaction reporting obligations. The Bank Secrecy Act and related regulations require financial institutions to report currency transactions that exceed certain thresholds and transactions determined to be suspicious, establish due diligence requirements for accounts and take certain steps to verify customer identification when accounts are opened. The Bank Secrecy Act also requires financial institutions to develop and maintain a program reasonably designed to ensure and monitor compliance with its requirements, to train employees to comply with and to test the effectiveness of the program. Any failure to meet the requirements of the Bank Secrecy Act can result in the imposition of substantial penalties and in adverse regulatory action against the offending bank.

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act, was enacted in January 2021. The AMLA is a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for Bank Secrecy Act compliance; expands enforcement and investigative authority, including increasing available sanctions for certain Bank Secrecy Act violations and instituting Bank Secrecy Act whistleblower incentives and protections.

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

Impact of COVID-19

The COVID-19 Coronavirus Pandemic Will Have an Uncertain Impact on the Company's Financial Condition and Results of Operations

The COVID-19 coronavirus pandemic caused escalating infections in the United States beginning in the first quarter of 2020 that continued through the fourth quarter of 2020 and may continue for some time. The spread of the outbreak has disrupted the United States economy including banking and other financial activity in the market areas in which the Company and the Bank operate.  Regions and states of the United States of America have implemented varying degrees of "stay at home" directives in an effort to prevent the spread of the virus. On March 19, 2020, the Governor of the State of California ordered all individuals living in the State of California to stay within their residence to prevent the spread of the novel coronavirus and many businesses have suspended or reduced business activities. The California "stay at home" directive excludes essential businesses, including banks, and the Bank remains open and fully operational. These "stay at home" directives have, however, significantly reduced economic activity in the United States and the State of California. In the second and third quarters of 2020 the “stay at home” directives were gradually lifted in varying stages in counties of the State of California. Counties with high infection rates delayed reopening and restrictions on certain economic activity remained. When infections increased in the fourth quarter 2020 restrictions were re-imposed to some degree. California-based claims for unemployment rose and remained elevated during 2020.

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

In response to the pandemic, the United States federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020, providing an estimated $2 trillion fiscal stimulus to the United States economy.  The CARES Act established the Paycheck Protection Program (PPP) with $350 billion to provide businesses with federally guaranteed loans to support payroll and certain operating expenses. The loans were guaranteed by the United States Small Business Administration (“SBA”) and funded through banks.  In April 2020, the PPP program was expanded with an additional $310 billion. During 2020, the Bank funded $249 million in government guaranteed PPP loans which meaningfully increased interest-earning assets and related interest and fee income. PPP loans, net of deferred fees and costs, were $187 million at December 31, 2020.

On April 7, 2020, the U.S. banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the CARES Act. The Bank continues to work with loan customers requesting deferral of loan payments due to economic weakness caused by the pandemic. At December 31, 2020, consumer loans granted loan deferrals totaled $2.5 million, commercial real estate loans with deferred payments totaled $7.8 million, primarily for hospitality and retail properties, and commercial loans with deferred payments totaled $33 thousand.

On December 27, 2020, the United States federal government enacted the Consolidated Appropriations Act, 2020 (CAA), which provided $900 billion in additional federal stimulus. Among other provisions, the CAA provided $284 billion for the PPP program and allowed businesses to apply for a second PPP loan.

The extent of the spread of the coronavirus, its ultimate containment and its continuing effects on the economy and the Company are uncertain at this time. The effectiveness of the Federal Reserve Board's monetary policies and the federal government's fiscal policies in stimulating the United States economy is uncertain at this time.

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

There are no comparable recent events that provide guidance as to the effect the spread of the COVID-19 pandemic may have, and, as a result, the Company cannot accurately predict the full extent of the impacts on the Company’s business, operations or the economy as a whole. However, the effects could have a material impact on the Company’s results of operations and heighten many of the other risks factors described in this Report. Any one or a combination of the factors identified above, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects.

Declines in Oil Prices Could Have an Impact on the Company's Financial Condition and Results of Operations

Declines in oil prices could negatively affect the financial results of industrial sector-based and energy sector-based corporate issuers of corporate bonds owned by the Company. The Company’s corporate debt securities include 14 issuers in industrial and energy sectors with aggregate amortized cost of $275.1 million and fair value of $291.9 million at December 31, 2020. These securities continue to be investment grade rated by a major rating agency.

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

The Company’s income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities and the interest paid on deposits and other borrowings, and the Company’s success in competing for loans and deposits. The Company cannot control or prevent changes in the level of interest rates which fluctuate in response to general economic conditions, the policies of various governmental and regulatory agencies, in particular, the FRB’s FOMC, and pricing practices of the Company’s competitors. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and other borrowings, and the rates received on loans and investment securities and paid on deposits and other liabilities. The discussion in this Report under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset, Liability and Market Risk Management” and “- Liquidity and Funding” and “Item 7A Quantitative and Qualitative Disclosures About Market Risk” is incorporated by reference in this paragraph.

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

The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 26.8 million shares of common stock were outstanding at December 31, 2020. Pursuant to its stock option plans, at December 31, 2020, the Company had outstanding options for 693 thousand shares of common stock, of which 320 thousand were currently exercisable. As of December 31, 2020, 1,131 thousand shares of Company common stock remained available for grants under the Company’s equity incentive plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

The Company’s payment of dividends on common stock could be eliminated or reduced.

Holders of the Company’s common stock are entitled to receive dividends only when, as and if declared by the Company’s Board of Directors. The Company’s ability to pay dividends is limited by banking and corporate laws, and depends, among other things, on the Company’s regulatory capital levels and earnings prospectus, as well as the Bank’s ability to pay cash dividends to the Company. Although the Company has historically paid cash dividends on the Company’s common stock, the Company is not required to do so and the Company’s Board of Directors could reduce or eliminate the Company’s common stock dividend in the future.

The Company could repurchase shares of its common stock at price levels considered excessive.

The Company repurchases and retires its common stock in accordance with Board of Directors-approved share repurchase programs. At December 31, 2020, approximately 1.6 million shares remained available to repurchase under such plans. The Company has been active in repurchasing and retiring shares of its common stock when alternative uses of excess capital, such as acquisitions, have been limited. The Company could repurchase shares of its common stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were effected at lower prices.

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

Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2020, real estate served as the principal source of collateral with respect to approximately 48% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. The California economy was severely affected by the recessionary period of 2008 to 2009. Much of the California real estate market experienced a decline in values of varying degrees. This decline had an adverse impact on the business of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans. Generally, the counties surrounding and near San Francisco Bay have recovered more soundly from the recent recession than counties in the California “Central Valley,” from Sacramento in the north to Bakersfield in the south. Approximately 17% of the Company’s loans are to borrowers in the California “Central Valley.” Economic conditions in California’s diverse geographic markets can be vastly different and are subject to various uncertainties, including the condition of the construction and real estate sectors, the effect of drought on the agricultural sector and its infrastructure, and the California state and municipal governments’ budgetary and fiscal conditions. The Company can provide no assurance that conditions in any sector or geographic market of the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.

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
●

an increase in the number of clients and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company, which could result in a higher level of nonperforming assets, net charge-offs, provision for credit losses, reduced interest revenue and cash flows, and valuation adjustments on assets;

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

The discussion under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in this Report and the information referred to in that discussion is incorporated by reference in this paragraph. The Company makes certain estimates and judgments in preparing its financial statements. For example, the Company maintains a reserve for potential loan defaults and non-performance. There is no precise method of predicting loans losses and determining the adequacy of the reserve requires the Company’s management to make a number of estimates and judgments.  If the estimates or judgments prove to be incorrect, the Company could be required to increase its provisions for credit losses, which could reduce its income or could cause it to incur operating losses in the future. Therefore, the quality and accuracy of management’s estimates and judgments will have an impact on the Company’s operating results and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Branch Offices and Facilities

Westamerica Bank is engaged in the banking business through 79branch offices in 21 counties in Northern and Central California. WAB believes all of its offices are constructed and equipped to meet prescribed security requirements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “WABC”. As of January 31, 2021, there were approximately 5,100 shareholders of record of the Company’s common stock.

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

[The remainder of this page intentionally left blank]

Stock performance

The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2020 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2010 and reinvestment of all dividends.

Ten-Year Return Performance
$400
$350
$300
$250
$200
$150
$100
$50
$0
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
Westamerica Bancorporation (WABC)
S&P 500 (SPX)
NASDAQ Bank Index (CBNK)

	December 31,
	2010	2011	2012	2013	2014	2015
Westamerica Bancorporation (WABC)	$100.00	$81.60	$81.79	$111.85	$100.16	$98.76
S&P 500 (SPX)	100.00	102.00	118.11	156.27	177.48	179.86
NASDAQ Bank Index (CBNK)	100.00	89.41	105.72	149.93	157.21	170.95

	December 31,
	2016	2017	2018	2019	2020
Westamerica Bancorporation (WABC)	$137.06	$133.42	$128.10	$160.01	$134.27
S&P 500 (SPX)	201.33	245.20	234.33	307.86	364.73
NASDAQ Bank Index (CBNK)	235.58	248.14	207.67	257.94	238.55

[The remainder of this page intentionally left blank]

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2020 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2015 and reinvestment of all dividends.

	December 31,
	2015	2016	2017	2018	2019	2020
Westamerica Bancorporation (WABC)	$100.00	$138.78	$135.09	$129.70	$162.01	$135.95
S&P 500 (SPX)	100.00	111.93	136.32	130.28	171.16	202.78
NASDAQ Bank Index (CBNK)	100.00	137.80	145.15	121.48	150.88	139.54

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the quarter ended December 31, 2020 (in thousands, except per share data).

	2020
Period	(a) Total Number of shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except exercise price)
October 1 through October 31	29	$52.26	29	1,686
November 1 through November 30	62	52.21	62	1,624
December 1 through December 31	-	-	-	1,624
Total	91	$52.22	91	1,624

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements. Shares repurchased during the period from October 1, 2020 through December 31, 2020 were pursuant to a program approved by the Board of Directors on July 23, 2020 authorizes the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2021.

ITEM 6. SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2020 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and other information included elsewhere herein.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data and ratios)
Interest and loan fee income	$165,856	$158,682	$151,723	$138,312	$135,919
Interest expense	1,824	1,888	1,959	1,900	2,116
Net interest and loan fee income	164,032	156,794	149,764	136,412	133,803
Provision (reversal) for credit losses	4,300	-	-	(1,900)	(3,200)
Noninterest income:
Gains on sales of property	3,536	-	216	332	-
Securities gains (losses)	71	217	(52)	7,955	-
Other noninterest income	42,030	47,191	47,985	48,341	46,574
Total noninterest income	45,637	47,408	48,149	56,628	46,574
Noninterest expense:
Loss contingency	-	553	3,500	5,542	3
Other noninterest expense	98,566	98,433	103,416	102,226	103,617
Total noninterest expense	98,566	98,986	106,916	107,768	103,620
Income before income taxes	106,803	105,216	90,997	87,172	79,957
Income tax provision	26,390	24,827	19,433	37,147	21,104
Net income	$80,413	$80,389	$71,564	$50,025	$58,853

Average common shares outstanding	26,942	26,956	26,649	26,291	25,612
Average diluted common shares outstanding	26,960	27,006	26,756	26,419	25,678
Common shares outstanding at December 31,	26,807	27,062	26,730	26,425	25,907

Per common share:
Basic earnings	$2.98	$2.98	$2.69	$1.90	$2.30
Diluted earnings	2.98	2.98	2.67	1.89	2.29
Book value at December 31,	31.51	27.03	23.03	22.34	21.67

Financial ratios:
Return on assets	1.30%	1.44%	1.27%	0.92%	1.12%
Return on common equity	11.30%	11.90%	11.35%	8.39%	10.85%
Net interest margin (FTE)(1)	2.91%	3.11%	2.98%	2.95%	3.03%
Net loan losses to average loans	0.16%	0.16%	0.14%	0.08%	0.04%
Efficiency ratio(2)	46.2%	47.4%	52.52%	52.51%	53.55%
Equity to assets	12.52%	13.02%	11.05%	10.71%	10.46%

Period end balances:
Assets	$6,747,931	$5,619,555	$5,568,526	$5,513,046	$5,366,083
Loans	1,256,243	1,126,664	1,207,202	1,287,982	1,352,711
Allowance for credit losses	23,854	19,484	21,351	23,009	25,954
Investment securities	4,578,783	3,816,918	3,641,026	3,352,371	3,237,070
Deposits	5,687,979	4,812,621	4,866,839	4,827,613	4,704,741
Identifiable intangible assets and goodwill	122,777	123,064	123,602	125,523	128,600
Short-term borrowed funds	102,545	30,928	51,247	58,471	59,078
Shareholders' equity	844,809	731,417	615,591	590,239	561,367

Capital ratios at period end:
Total risk based capital	16.68%	16.83%	17.03%	16.17%	15.95%
Tangible equity to tangible assets	10.90%	11.07%	9.04%	8.63%	8.26%

Dividends paid per common share	$1.64	$1.63	$1.60	$1.57	$1.56
Common dividend payout ratio	55%	55%	60%	83%	68%

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 50 through 92, as well as with the other information presented throughout this Report.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has identified the allowance for credit losses accounting to be the accounting area requiring the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. A discussion of the factors affecting accounting for the allowance for credit losses and purchased loans is included in the “Loan Portfolio Credit Risk” discussion below.

Financial Overview

Westamerica Bancorporation and subsidiaries’ (collectively, the “Company”) reported net income of $80.4 million or $2.98 diluted earnings per common share in 2020. The COVID-19 coronavirus pandemic began in the United States and California in the first quarter 2020 and continued to cause escalating infections in the United States through the fourth quarter 2020. In response to the pandemic, the Company’s primary and wholly-owned subsidiary bank, Westamerica Bank (the “Bank”), funded $249 million Paycheck Protection Program (“PPP”) loans for the Bank’s customers during the second quarter 2020. PPP loans meaningfully increased interest-earning assets and related interest and fee income. The Bank continues to work with loan customers requesting deferral of loan payments due to economic weakness caused by the pandemic. At December 31, 2020, consumer loans granted loan deferrals totaled $2.5 million, commercial real estate loans with deferred payments totaled $7.8 million, primarily for hospitality and retail properties, and commercial loans with deferred payments totaled $33 thousand. The results for 2020 included a provision for credit losses of $4.3 million, which reduced EPS $0.11, representing Management’s estimate of additional reserves needed over the remaining life of its loans due to increased credit-risk from deteriorating economic conditions caused by the COVID-19 pandemic. Results for 2020 include a $3.5 million gain on sales of a closed branch building which increased EPS $0.13. These results compare to net income of $80.4 million or $2.98 diluted earnings per common share for 2019. Results for 2019 include a tax-exempt life insurance gain of $433 thousand and $553 thousand in loss contingencies. The loss contingencies include a $301 thousand increase in estimated customer refunds of revenue recognized prior to 2018 and a $252 thousand settlement to dismiss a lawsuit. During the year ended December 31, 2020, the Company paid $4,410 thousand of obligations accrued in prior years to customers eligible for refunds. The remaining obligations at December 31, 2020 was $1,433 thousand, included in other liabilities. The tax-exempt life insurance gain and loss contingencies did not have a significant impact on the EPS for 2019.

Regions and states of the United States of America, including California implemented varying degrees of “stay at home” directives in an effort to prevent the spread of the virus in the first quarter of 2020. These directives have significantly reduced economic activity in the United States and the State of California. In the second and third quarters 2020 the “stay at home” directives were gradually lifted in varying stages in counties of the State of California. Counties with high infection rates delayed reopening and restrictions on certain economic activity remained. When infections increased in the fourth quarter restrictions were re-imposed to some degree. California-based claims for unemployment rose and remained elevated during 2020. The California “stay at home” directive excludes essential businesses including banks. The Bank remains open and fully operational.

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

The extent of the spread of the coronavirus and its ultimate containment are uncertain at this time. The effectiveness of the Federal Reserve Bank’s monetary policies and the federal government’s fiscal policies in stimulating the United States economy is uncertain at this time. Management expects the Company’s net interest margin and non-interest income to decline and credit-related losses to increase for an uncertain period given the decline in economic activity occurring due to the coronavirus. The amount of impact on the Company’s financial results is uncertain. Please refer to Part II, Item 1A “Risk factors” in this report on Form 10-K.

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

The Company adopted the ASU provisions on January 1, 2020. Management evaluated available data, defined portfolio segments of loans with similar attributes, and selected loss estimate models for each identified loan portfolio segment. Management measured historical loss rates for each portfolio segment. Management also segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. The adjustment to the allowance for credit losses was recorded through an offsetting after-tax adjustment to shareholders’ equity. The implementing entry increased allowance for credit losses on loans by $2,017 thousand, reduced allowance for unfunded credit commitments by $2,107 thousand and increased retained earnings by $52 thousand.

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

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Years Ended December 31,
	2020	2019	2018
	($ in thousands, except per share data)
Net interest and loan fee income	$164,032	$156,794	$149,764
FTE adjustment	3,650	4,612	5,646
Net interest and loan fee income (FTE)	167,682	161,406	155,410
Provision for credit losses	(4,300)	-	-
Noninterest income	45,637	47,408	48,149
Noninterest expense	(98,566)	(98,986)	(106,916)
Income before income taxes (FTE)	110,453	109,828	96,643
Income taxes (FTE)	(30,040)	(29,439)	(25,079)
Net income	$80,413	$80,389	$71,564

Net income per average fully-diluted common share	$2.98	$2.98	$2.67
Net income as a percentage of average shareholders' equity	11.30%	11.90%	11.35%
Net income as a percentage of average total assets	1.30%	1.44%	1.27%

Net income remained at the same level in 2020 and 2019. Net interest and loan fee (FTE) income increased $6.3 million due to higher average balances of investments and average balances of $151 million of PPP loans, partially offset by lower yield on interest-bearing earning assets and lower average balances of other loans.

Results for 2020 include a provision of credit losses of $4.3 million, representing Management estimate of additional reserves needed over the remaining life of its loans due to credit-risk from economic weakness caused by the COVID-19 pandemic. Noninterest income decreased $1.8 million compared with 2019 due to lower income from activity based fees due to reduced economic activity related to the COVID-19 pandemic. Additionally, the results for 2019 included a life insurance gain of $433 thousand. The decrease in noninterest income from 2019 to 2020 was partially offset by $3.5 million in gains on sales of a closed branch building in 2020. In 2020 noninterest expense decreased $420 thousand compared with lower salaries, occupancy and equipment expenses, and lower amortization of intangible assets, and because the results for 2019 included $553 thousand of loss contingency. The decrease was partially offset by higher FDIC assessments (included in “other noninterest expense”) in 2020 because FDIC assessments in 2019 were reduced by application of the Bank’s FDIC assessment credit described in Part 1, Item 1, “Premiums for Deposit Insurance”. The effective tax rates (FTE) was 27.2% for 2020 compared with 26.8% for 2019.

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

Components of Net Interest and Loan Fee Income (FTE)

	For the Years Ended December 31,
	2020	2019	2018
	($ in thousands)
Interest and loan fee income	$165,856	$158,682	$151,723
FTE adjustment	3,650	4,612	5,646
Net interest and loan fee income (FTE)	169,506	163,294	157,369
Interest expense	(1,824)	(1,888)	(1,959)
Net interest and loan fee income (FTE)	$167,682	$161,406	$155,410

Net interest margin (FTE)	2.91%	3.11%	2.98%

Net interest and loan fee income (FTE) increased $6.3 million in 2020 compared with 2019 due to higher average balances of investments (up $445 million) and average balances of $151 million of PPP loans, partially offset by lower yield on interest-bearing earning assets (down 0.20%) and lower average balances of other loans (down $74 million).

Comparing 2019 with 2018, net interest and loan fee income (FTE) increased $6.0 million due to a higher net yield on earning assets (up 0.12%) and higher average balances of investments (up $127 million), partially offset by lower average balances of interest-bearing cash (down $101 million) and loans (down $47 million).

The net interest margin (FTE) was 2.91% in 2020, 3.11% in 2019 and 2.98% in 2018. The yield on earning assets (FTE) was 2.94% in 2020, 3.14% in 2019 and 3.02% in 2018. Market interest rates declined in 2020 compared with 2019. Additionally, investments, which generally carry lower yield than loans, made up a higher percentage of total earning assets in 2020 than in prior periods. (72.0% in 2020 compared with 71.4% in 2019 and 68.6% in 2018).

The Company’s funding costs were 0.03% in 2020 and 2019 compared with 0.04% in 2018. Average balances of time deposits in 2020 declined $18 million from 2019. Average balances of lower-cost checking and savings deposits grew 11% from 2019 to 2020. Average balances of checking and saving deposits accounted for 96.9% of average total deposits in 2020 compared with 96.2% in 2019 and 95.6% in 2018.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated.

	For the Years Ended December 31,
	2020	2019	2018

Yield on earning assets (FTE)	2.94%	3.14%	3.02%
Rate paid on interest-bearing liabilities	0.06%	0.07%	0.07%
Net interest spread (FTE)	2.88%	3.07%	2.95%
Impact of noninterest-bearing demand deposits	0.03%	0.04%	0.03%
Net interest margin (FTE)	2.91%	3.11%	2.98%

[The remainder of this page intentionally left blank]

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present information regarding the consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income earned from average interest earning assets and the resulting yields, and the amounts of interest expense incurred on average interest-bearing liabilities and the resulting rates. Average loan balances include nonperforming loans. Interest income includes reversal of previously accrued interest on loans placed on non-accrual status during the period and proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income and accretion of purchased loan discounts. Yields on tax-exempt securities and loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the federal statutory tax rate of 21 percent.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2020
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$3,689,769	$93,163	2.52%
Tax-exempt (1)	460,191	15,395	3.35%
Total investments (1)	4,149,960	108,558	2.62%
Loans:
Taxable:
PPP loans	151,320	6,516	4.31%
Other	1,039,724	51,336	4.94%
Total taxable	1,191,044	57,852	4.86%
Tax-exempt (1)	48,100	1,931	4.01%
Total loans (1)	1,239,144	59,783	4.82%
Total interest-bearing cash	371,444	1,165	0.31%
Total Interest-earning assets (1)	5,760,548	169,506	2.94%
Other assets	413,922
Total assets	$6,174,470

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,538,819	$-	-%
Savings and interest-bearing transaction	2,603,476	1,258	0.05%
Time less than $100,000	91,519	193	0.21%
Time $100,000 or more	72,363	319	0.44%
Total interest-bearing deposits	2,767,358	1,770	0.06%
Short-term borrowed funds	80,456	53	0.07%
Other borrowed funds	174	1	0.35%
Total interest-bearing liabilities	2,847,988	1,824	0.06%
Other liabilities	76,109
Shareholders' equity	711,554
Total liabilities and shareholders' equity	$6,174,470
Net interest spread (1) (2)			2.88%
Net interest and fee income and interest margin (1) (3)		$167,682	2.91%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
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

Summary of Changes in Interest Income and Expense

	For the Year Ended December 31, 2020
	Compared with
	For the Year Ended December 31, 2019
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$15,128	$235	$15,363
Tax-exempt (1)	(5,031)	503	(4,528)
Total investments (1)	10,097	738	10,835
Loans:
Taxable:
PPP loans	6,516	-	6,516
Other	(3,687)	(1,527)	(5,214)
Total taxable	2,829	(1,527)	1,302
Tax-exempt (1)	(59)	(38)	(97)
Total loans (1)	2,770	(1,565)	1,205
Total interest-bearing cash	1,006	(6,834)	(5,828)
Total increase (decrease) in interest and loan fee income (1)	13,873	(7,661)	6,212
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	110	(126)	(16)
Time less than $100,000	(29)	(32)	(61)
Time $100,000 or more	(27)	20	(7)
Total interest-bearing deposits	54	(138)	(84)
Short-term borrowed funds	19	-	19
Other borrowed funds	1	-	1
Total increase (decrease) in interest expense	74	(138)	(64)
Increase (decrease) in net interest and loan fee income (1)	$13,799	$(7,523)	$6,276

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

The Company’s provided a provision of credit losses of $4.3 million recorded in 2020. The provision represents Management’s estimate of additional reserves needed over the remaining life of its loans due to credit-risk from weakened economic conditions caused by the COVID-19 pandemic. The Company provided no provision for loan losses in 2019 and 2018. Classified loans declined $3.8 million in 2019. Nonaccrual loans were $4 million at December 31, 2019 compared with $5 million at December 31, 2018. These factors were reflected in Management’s evaluation of credit quality, the level of the provision for loan losses in 2019, and the adequacy of the allowance for loan losses at December 31, 2019. For further information regarding credit risk, net credit losses and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

Components of Noninterest Income

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Service charges on deposit accounts	$14,149	$17,882	$18,508
Merchant processing services	10,208	10,132	9,630
Debit card fees	6,181	6,357	6,643
Trust fees	3,012	2,963	2,938
ATM processing fees	2,273	2,776	2,752
Other service fees	1,837	2,255	2,567
Financial services commissions	372	392	499
Gains on sales of real property	3,536	-	-
Life insurance gains	-	433	585
Securities gains (losses)	71	217	(52)
Other noninterest income	3,998	4,001	4,079
Total Noninterest Income	$45,637	$47,408	$48,149

In 2020, noninterest income decreased $1.8 million compared with 2019 due to lower income from activity based fees due to reduced economic activity related to the COVID-19 pandemic. Additionally, the results for 2019 included a life insurance gain of $433 thousand. The decrease was partially offset by $3.5 million in gains on sale of a closed branch building in 2020.

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

Noninterest Expense

Components of Noninterest Expense

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Salaries and related benefits	$50,749	$51,054	$53,007
Occupancy and equipment	19,637	20,240	19,679
Outsourced data processing services	9,426	9,471	9,229
Professional fees	2,423	2,465	2,842
Courier service	2,001	1,878	1,779
Amortization of identifiable intangibles	287	538	1,921
Loss Contingency	-	553	3,500
Other noninterest expense	14,043	12,787	14,959
Total Noninterest Expense	$98,566	$98,986	$106,916

In 2020, noninterest expense decreased $420 thousand compared with 2019 due to lower salaries, occupancy and equipment expenses, and lower amortization of intangible assets, and because the results for 2019 included $553 thousand of loss contingency. The decrease was partially offset by higher FDIC assessments (included in “other noninterest expense”) in 2020 because FDIC assessments in 2019 were reduced by application of the Bank’s FDIC assessment credit described in Part 1, Item 1, “Premiums for Deposit Insurance”.

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

Provision for Income Tax

The Company’s income tax provision (FTE) was $30.0 million in 2020 compared with $29.4 million in 2019 and $25.1 million in 2018. The effective tax rates (FTE) were 27.2% in 2020 compared with 26.8% in 2019 and 26.0% in 2018.

The higher effective tax rate (FTE) in 2020 compared with 2019 and 2018 is due to lower levels of tax-exempt interest income and stock compensation tax deductions in 2020. The tax provisions (FTE) for 2020, 2019 and 2018 include tax benefits of $87 thousand, $435 thousand and $737 thousand, respectively, for tax deductions from the exercise of employee stock options which exceed related compensation expenses recognized in the financial statements. In 2019, the Company decreased unrecognized tax benefits by $909 thousand related to settlements with taxing authorities. The settlements incorporated amended tax returns for which the Company had recognized a deferred tax asset in the amount of $1,003 thousand.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, agency and non-agency mortgage backed securities, state and political subdivisions, corporations, collateralized loan obligations, commercial paper and other securities.

Management managed the investment securities portfolio in response to changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $4.6 billion at December 31, 2020 and $3.8 billion at December 31, 2019. The following table indicates the carrying values of investment securities in the Company’s portfolio by type as of the indicated dates. The Company adopted ASU 2016-13 effective January 1, 2020. Debt securities held to maturity of $515,598 thousand at December 31, 2020, is amortized cost before related reserve for expected credit losses of $9 thousand.

	At December 31, 2020		At December 31, 2019
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Agency mortgage-backed securities	$893,284	20%	$1,297,395	34%
Obligations of states and political subdivisions	384,932	8%	544,920	14%
Corporate securities	2,117,978	46%	1,833,783	48%
Commercial paper	24,990	1%	-	-%
Collateralized loan obligations	1,156,101	25%	6,755	-%
U.S. Treasury securities and securities of U.S. Government sponsored entities	-	-%	131,167	4%
Other	1,498	-%	2,898	-%
Total	$4,578,783	100%	$3,816,918	100%

Debt securities available for sale	$4,063,185		$3,078,846
Debt securities held to maturity	515,598		738,072
Total	$4,578,783		$3,816,918

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

At December 31, 2020, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in the Company’s internal analyses compared with the ratings assigned by the third party credit rating agencies.

The Company had no marketable equity securities at December 31, 2020 and December 31, 2019. All of the marketable equity securities were sold with no gains or losses from the sale during the third quarter 2019. The market value of the marketable equity securities was $1,747 thousand at December 31, 2018. The Company recognized gross unrealized holding gains of $50 thousand in earnings in 2019.

The following table shows the fair value carrying amount of the Company’s equity securities and debt securities available for sale as of the dates indicated:

	At December 31,
	2020	2019	2018
	(In thousands)
Equity securities:
Mutual funds	$-	$-	$1,747
Total equity securities	-	-	1,747
Debt securities available for sale:
U.S. Treasury securities	-	20,000	139,574
Securities of U.S. Government sponsored entities	-	111,167	164,018
Agency residential mortgage-backed securities (MBS)	652,952	939,750	853,871
Non-agency residential MBS	-	-	114
Agency commercial MBS	-	3,708	1,842
Securities of U.S. Government entities	154	544	1,119
Obligations of states and political subdivisions	111,010	163,139	179,091
Corporate securities	2,117,978	1,833,783	1,315,041
Commercial paper	24,990	-	-
Collateralized Loan Obligations	1,156,101	6,755	-
Total debt securities available for sale	4,063,185	3,078,846	2,654,670
Total	$4,063,185	$3,078,846	$2,656,417

[The remainder of this page intentionally left blank]

The following table sets forth the relative maturities and contractual yields of the Company’s debt securities available for sale (stated at fair value) at December 31, 2020. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Debt Securities Available for Sale Maturity Distribution

	At December 31, 2020
	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
	($ in thousands)
Securities of U.S. Government entities	$-	$154	$-	$-	$-	$154
Interest rate	-%	2.60%	-%	-%	-%	2.60%
Obligations of states and political subdivisions	6,349	43,784	35,740	25,137	-	111,010
Interest rate	3.23%	3.91%	2.97%	3.00%	-%	3.38%
Corporate securities	182,376	930,500	1,005,102	-	-	2,117,978
Interest rate	2.96%	3.96%	3.07%	-%	-%	3.45%
Commercial paper	24,990	-	-	-	-	24,990
Interest rate	0.47%	-%	-%	-%	-%	0.47%
Collaterized loan obligations	-	-	810,342	345,759	-	1,156,101
Interest rate	-%	-%	1.76%	1.86%	-%	1.76%
Subtotal	213,715	974,438	1,851,184	370,896	-	3,410,233
Interest rate	2.67%	3.96%	2.49%	1.94%	-%	2.85%
MBS	-	-	-	-	652,952	652,952
Interest rate	-%	-%	-%	-%	1.47%	1.47%
Total	$213,715	$974,438	$1,851,184	$370,896	$652,952	$4,063,185
Interest rate	2.67%	3.96%	2.49%	1.94%	1.47%	2.82%

The following table shows the amortized cost carrying amount and fair value of the Company’s debt securities held to maturity as of the dates indicated:

	At December 31,
	2020	2019	2018
	(In thousands)
Agency residential MBS	$240,332	$353,937	$447,332
Non-agency residential MBS	1,344	2,354	3,387
Obligations of states and political subdivisions	273,922	381,781	533,890
Total	$515,598	$738,072	$984,609
Fair value	$529,687	$744,296	$971,445

The following table sets forth the relative maturities and contractual yields of the Company’s debt securities held to maturity at December 31, 2020. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Debt Securities Held to Maturity Maturity Distribution

	At December 31, 2020
	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
	($ in thousands)
Obligations of states and political subdivisions	$54,526	$129,786	$89,610	$-	$-	$273,922
Interest rate	2.36%	3.37%	3.52%	-%	-%	3.20%
MBS	-	-	-	-	241,676	241,676
Interest rate	-%	-%	-%	-%	1.46%	1.46%
Total	$54,526	$129,786	$89,610	$-	$241,676	$515,598
Interest rate	2.36%	3.37%	3.52%	-%	1.46%	2.38%

The following table summarizes total corporate securities by credit rating:

	At December 31, 2020		At December 31, 2019
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
AAA	$21,905	1%	$26,148	1%
AA+	20,979	1%	45,697	2%
AA	41,232	2%	19,776	1%
AA-	46,969	2%	46,099	3%
A+	153,917	7%	179,217	10%
A	374,155	18%	439,017	24%
A-	385,642	18%	351,909	19%
BBB+	489,677	23%	384,788	21%
BBB	486,108	23%	314,868	17%
BBB-	82,431	4%	11,737	1%
Investment grade	2,103,015	99%	1,819,256	99%
Below investment grade	14,963	1%	14,527	1%
Total Corporate securities	$2,117,978	100%	$1,833,783	100%

The Company’s $14.96 million corporate bond rated BB- at December 31, 2020 and $14.53 million corporate bond rated BB at December 31, 2019, represents a bond of one pharmaceutical company which develops, manufactures and markets generic and branded human pharmaceuticals, as well as active pharmaceutical ingredients, to customers worldwide. The bond matures in July 2021.

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At December 31, 2020		At December 31, 2019
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Financial	$938,222	44%	$772,852	42%
Industrial	188,803	9%	177,051	10%
Utilities	185,486	9%	222,951	12%
Consumer, Non-cyclical	184,069	9%	185,784	10%
Communications	173,483	8%	128,635	7%
Technology	130,725	6%	107,632	6%
Basic Materials	120,811	6%	76,434	4%
Energy	103,049	5%	86,883	5%
Consumer, Cyclical	93,330	4%	75,561	4%
Total Corporate securities	$2,117,978	100%	$1,833,783	100%

[The remainder of this page intentionally left blank]

The following table summarizes total consumer, cyclical by sub-sector:

At December 31, 2020
Market value
($ in thousands)
Hotels	$-
Restaurants	21,127
Department Stores	-
Casinos	-
Airlines	-
Other	72,203
Total Consumer, Cyclical	$93,330

The Company’s $21.1 million in corporate bonds to issuers operating in the consumer cyclical – restaurant subsector represent bonds of one company which retails, roasts and provides its own brand of specialty coffee and other complementary products through retail locations worldwide and sells coffee through several distribution channels. The bonds mature in 2023. At December 31, 2020, the bonds were rated BBB and priced with an unrealized gain of $1.1 million.

	At December 31, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)

Energy	$95,646	$103,049
Industrial	179,459	188,803
Total	$275,105	$291,852

The $103.0 million (fair value) in corporate bonds in the energy sector are issued by 4 issuers at December 31, 2020. The $188.8 million (fair value) in corporate bonds in the industrial sector are issued by 10 issuers at December 31, 2020.

The Company’s $1.2 billion (fair value) in collateralized loan obligations at December 31, 2020, include investments in 141 issues that are within the senior tranches of their respective fund securitization structures.  All of the Company’s collateralized loan obligation investments are rated AAA or AA at December 31, 2020.

[The remainder of this page intentionally left blank]

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At December 31, 2020, the Company’s investment securities portfolios included securities issued by 317 state and local government municipalities and agencies located within 40 states. The largest exposure to any one municipality or agency was $8.2 million (fair value) represented by six general obligation bonds.

	At December 31, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$67,386	$70,075
Texas	$20,644	$21,283
New Jersey	17,403	17,629
Washington	16,226	17,000
Other (32 states)	159,019	164,764
Total general obligation bonds	$280,678	$290,751

Revenue bonds:
California	$17,587	$18,054
Kentucky	10,822	11,210
Indiana	9,350	9,565
Virginia	7,604	8,019
Colorado	6,302	6,519
Washington	6,225	6,358
Maryland	5,972	6,043
Other (19 states)	35,061	35,656
Total revenue bonds	$98,923	$101,424
Total obligations of states and political subdivisions	$379,601	$392,175

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

At December 31, 2020 and December 31, 2019, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 19 revenue sources at December 31, 2020 and 20 revenue sources at December 31, 2019. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At December 31, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$22,731	$23,095
Sewer	12,447	12,989
Sales tax	10,738	11,013
Lease (renewal)	9,209	9,545
Lease (abatement)	8,483	8,674
Other (14 sources)	35,315	36,108
Total revenue bonds by revenue source	$98,923	$101,424

[The remainder of this page intentionally left blank]

	At December 31, 2019
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$36,960	$37,699
Sewer	19,039	19,545
Sales tax	15,695	16,101
Lease (renewal)	15,230	15,539
Lease (abatement)	10,913	11,160
Other (15 sources)	59,972	60,828
Total revenue bonds by revenue source	$157,809	$160,872

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

The Bank processed customer PPP loan applications as established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The United States Small Business Administration guarantees PPP loans; given this guarantee, the PPP loans are not considered to have default risk. The Company funded $249 million PPP loans in the second quarter 2020. PPP loans, net of deferred fees and costs, were $187 million at December 31, 2020.

Commercial loans represent term loans used to acquire durable business assets or revolving lines of credit used to finance working capital. Underwriting practices evaluate each borrower’s cash flow as the principal source of loan repayment. Commercial loans are generally secured by the borrower’s business assets as a secondary source of repayment. Commercial loans are evaluated for credit-worthiness based on prior loan performance and borrower financial information including cash flow, borrower net worth and aggregate debt. PPP loans are included in commercial loans.

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

Excluding PPP, loan volumes have declined due to payoffs and problem loan workout activities, particularly with purchased loans, and reduced volumes of loan originations. The Company did not take an aggressive posture relative to loan portfolio growth during the post-recession period of historically low interest rates. Management increased investment securities as loan volumes declined.

The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Loan Portfolio

	At December 31,
	2020	2019	2018	2017	2016
	(In thousands)
PPP loans	$186,945	$-	$-	$-	$-
Other	207,861	222,085	275,080	335,996	354,697
Total commercial	394,806	222,085	275,080	335,996	354,697
Commercial real estate	564,300	578,758	580,480	568,584	542,171
Construction	129	1,618	3,982	5,649	2,555
Residential real estate	23,471	32,748	44,866	65,183	87,724
Consumer installment and other	273,537	291,455	302,794	312,570	365,564
Total loans	1,256,243	1,126,664	1,207,202	1,287,982	1,352,711

The following table shows the maturity distribution and interest rate sensitivity of commercial, commercial real estate, and construction loans at December 31, 2020. Balances exclude residential real estate loans and consumer installment and other loans totaling $297.0 million. These types of loans are typically paid in monthly installments over a number of years.

Loan Maturity Distribution

	At December 31, 2020
	Within One Year	One to Five Years	After Five Years	Total
	(In thousands)
Commercial and Commercial real estate	$213,817	$237,597	$507,692	$959,106
Construction	129	-	-	129
Total	$213,946	$237,597	$507,692	$959,235
Loans with fixed interest rates	$187,462	$137,419	$36,859	$361,740
Loans with floating or adjustable interest rates	26,484	100,178	470,833	597,495
Total	$213,946	$237,597	$507,692	$959,235

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

The Bank processed customer PPP loan applications as established by the CARES Act. The United States Small Business Administration guarantees PPP loans; given this guarantee, the PPP loans are not considered to have default risk. The Company funded $249 million PPP loans in the second quarter 2020. PPP loans, net of deferred fees and costs, were $187 million at December 31, 2020.

On April 7, 2020, the U.S. banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the CARES Act. The Bank has been actively working with consumer and commercial borrowers requesting deferral of loan payments, granting deferrals of principal and interest payments for 90 days. At December 31, 2020, consumer loans granted loan deferrals totaled $2.5 million, commercial real estate loans with deferred payments totaled $7.8 million, primarily for hospitality and retail properties, and five commercial loans with deferred payments totaled $33 thousand.

The preparation of the financial statements requires Management to estimate the amount of expected losses in the loan portfolio and establish an allowance for credit losses. The allowance for credit losses is maintained by assessing or reversing a provision for credit losses through the Company’s earnings. In estimating credit losses, Management must exercise judgment in evaluating information deemed relevant, such as financial information regarding individual borrowers, overall loan loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other information. The amount of ultimate losses on the loan portfolio can vary from the estimated amounts. Management follows a systematic methodology to estimate loss potential in an effort to reduce the differences between estimated and actual losses.

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

[The remainder of this page intentionally left blank]

Nonperforming Assets

	At December 31,
	2020	2019	2018	2017	2016
	(In thousands)

Nonperforming nonaccrual loans	$526	$659	$998	$1,641	$3,956
Performing nonaccrual loans	3,803	3,781	3,870	4,285	4,429
Total nonaccrual loans	4,329	4,440	4,868	5,926	8,385
Accruing loans 90 or more days past due	450	440	551	531	497
Total nonperforming loans	4,779	4,880	5,419	6,457	8,882
Other real estate owned	-	43	350	1,426	3,095
Total nonperforming assets	$4,779	$4,923	$5,769	$7,883	$11,977

At December 31, 2020, one loan secured by commercial real estate with a balance of $3.4 million was on nonaccrual status. The remaining seven nonaccrual loans held at December 31, 2020 had an average carrying value of $130 thousand.

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

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”). The following table summarizes allowance for credit losses at the dates indicated:

	At December 31,
	2020	2019
	(In thousands)

Allowance for Credit Losses on Loans	$23,854	$19,484
Allowance for Credit Losses on Held to Maturity Debt Securities	9	-
Total Allowance for Credit Losses	$23,863	$19,484

Allowance for unfunded credit commitments	101	2,160

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. The adoption of the ASU resulted in establishment of allowance for credit losses related to debt securities held to maturity of $16 thousand. It was reduced to $9 thousand at December 31, 2020 to reflect the expected credit losses on debt securities held to maturity.

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

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated:

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	($ in thousands)
Analysis of the Allowance for Credit Losses
Balance, end of prior period	$19,484	$21,351	$23,009	$25,954	$29,771
Adoption of ASU 2016-13	2,017	-	-	-	-
Balance, beginning of period	21,501	21,351	23,009	25,954	29,771
Provision for (reversal of) credit losses on loans	4,307	-	-	(1,900)	(3,200)
Loans charged off:
Commercial	(236)	(97)	(513)	(961)	(2,023)
Commercial real estate	-	-	(240)	-	-
Construction	-	-	-	-	-
Residential real estate	-	-	-	-	-
Consumer and other installment	(3,963)	(4,473)	(4,124)	(4,957)	(4,749)
Total chargeoffs	(4,199)	(4,570)	(4,877)	(5,918)	(6,772)
Recoveries of loans previously charged off:
Commercial	351	768	1,447	762	4,028
Commercial real estate	49	196	-	88	554
Construction	-	-	-	1,899	-
Consumer and other installment	1,845	1,739	1,772	2,124	1,573
Total recoveries	2,245	2,703	3,219	4,873	6,155
Net loan losses	(1,954)	(1,867)	(1,658)	(1,045)	(617)
Balance, end of period	$23,854	$19,484	$21,351	$23,009	$25,954

Net loan losses as a percentage of average loans	0.16%	0.16%	0.14%	0.08%	0.04%

The Company's allowance for credit losses on loans is maintained at a level considered adequate to provide for expected losses based on historical loss rates adjusted for current and expected conditions over a forecast period. These include conditions unique to individual borrowers, as well as overall loan loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing and forecasted economic conditions, or credit protection agreements and other factors. Loans that share common risk characteristics are segregated into pools based on common characteristics, which is primarily determined by loan, borrower, or collateral type. Historical loss rates are determined for each pool. Loans that do not share risk characteristics with other loans in the pools are evaluated individually. See Note 1 to the consolidated financial statements for additional information.

The following table presents the allocation of the allowance for credit losses as of December 31 for the years indicated:

	At December 31,
	2020		2019		2018		2017		2016
	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans
	($ in thousands)
Commercial	$9,205	31%	$4,959	20%	$6,311	23%	$7,746	26%	$8,327	26%
Commercial real estate	5,660	45%	4,064	51%	3,884	48%	3,849	44%	3,330	40%
Construction	6	-%	109	-%	1,465	-%	335	1%	152	-%
Residential real estate	47	2%	206	3%	869	4%	995	5%	1,330	7%
Consumer installment and other	8,936	22%	6,445	26%	5,645	25%	6,418	24%	7,980	27%
Unallocated portion	-	-%	3,701	-%	3,177	-%	3,666	-%	4,835	-%
Total	$23,854	100%	$19,484	100%	$21,351	100%	$23,009	100%	$25,954	100%

[The remainder of this page intentionally left blank]

	Allowance for Credit Losses
	For the Year Ended December 31, 2020
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASU 2016-13	$4,959	$4,064	$109	$206	$6,445	$3,701	$19,484
Impact of adopting ASU 2016-13	3,385	618	(31)	(132)	1,878	(3,701)	2,017
Adjusted beginning balance	8,344	4,682	78	74	8,323	-	21,501
Provision (reversal)	746	929	(72)	(27)	2,731	-	4,307
Chargeoffs	(236)	-	-	-	(3,963)	-	(4,199)
Recoveries	351	49	-	-	1,845	-	2,245
Total allowance for credit losses	$9,205	$5,660	$6	$47	$8,936	$-	$23,854

Management considers the $23.9 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of December 31, 2020.

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

The Company’s asset and liability position was slightly “asset sensitive” at December 31, 2020, depending on the interest rate assumptions applied to each simulation model. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes.

At December 31, 2020, Management’s most recent measurements of estimated changes in net interest income were:

Static Simulation (balance sheet composition unchanged):
Assumed Immediate Parallel Shift in Interest Rates	+1.00%
First Year Change in Net Interest Income	+12.96%

Dynamic Simulation (balance sheet composition changes):
Assumed Change in Interest Rates Over 1 Year	+1.00%
First Year Change in Net Interest Income	+6.90%

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets in the year ended December 31, 2020 and 98% in the year ended December 31, 2019. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary source of liquidity. The Company held $4.6 billion in total investment securities at December 31, 2020. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At December 31, 2020, such collateral requirements totaled approximately $889 million.

The Bank funded $249 million in PPP loans by crediting loan proceeds to the borrower’s deposit accounts. PPP loans, net of deferred fees and costs, were $187 million at December 31, 2020. The Federal Reserve Bank established the Paycheck Protection Program Liquidity Facility (“PPPLF”) to provide funding for eligible firms extending PPP loans. Under the PPPLF, the Bank must pledge PPP loans as collateral for PPPLF borrowings. Principal reductions on the pledged PPP loans must immediately result in principal reduction of the PPPLF borrowing.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $44 million each in the year ended December 31, 2020 and December 31, 2019 and retire common stock in the amount of $16 million and $488 thousand, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.3% in the year ended December 31, 2020 and 11.9% in the year ended December 31, 2019. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $2.8 million in year ended December 31, 2020 and $14 million in the year ended December 31, 2019.

The Company paid common dividends totaling $44 million each in the year ended December 31, 2020 and December 31, 2019, which represent dividends per common share of $1.64 and $1.63, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return earnings to shareholders. The Company repurchased and retired 319 thousand shares valued at $16 million in the year ended December 31, 2020 and 8 thousand shares valued at $488 thousand in the year ended December 31, 2019.

The Company's primary capital resource is shareholders' equity, which was $845 million at December 31, 2020 compared with $731 million at December 31, 2019. The Company's ratio of equity to total assets was 12.5% at December 31, 2020 and 13.0% at December 31, 2019.

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

Capital to Risk-Adjusted Assets

The capital ratios for the Company and the Bank under current regulatory capital standards are presented in the tables below, on the dates indicated. For Common Equity Tier I Capital, Tier 1 Capital and Total Capital, the minimum percentage required for regulatory capital adequacy purposes include a 2.5% “capital conservation buffer.”

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2020		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	16.04%	13.00%	7.00%	6.50%
Tier I Capital	16.04%	13.00%	8.50%	8.00%
Total Capital	16.68%	13.80%	10.50%	10.00%
Leverage Ratio	9.40%	7.58%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2019		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	16.22%	11.80%	7.00%	6.50%
Tier I Capital	16.22%	11.80%	8.50%	8.00%
Total Capital	16.83%	12.58%	10.50%	10.00%
Leverage Ratio	10.50%	7.60%	4.00%	5.00%

In June 2016, the Financial Accounting Standards Board issued an update to the accounting standards for credit losses known as the "Current Expected Credit Losses" (CECL) methodology, which replaced the existing incurred loss methodology for certain financial assets. The Company adopted the CECL methodology effective January 1, 2020, which involved an implementing accounting entry to retained earnings on a net-of-tax basis. The adoption of the CECL methodology did not have a material adverse day-one impact to capital ratios and the Company did not adopt the phase in regulatory capital relief. See Note 1 to consolidated financial statements, “Recently Adopted Accounting Standards” for more information on the CECL methodology.

PPP loans are zero percent risk weighted for regulatory capital purposes; average PPP loans of $228 million did not affect regulatory capital ratios. The Leverage ratio would have been approximately 0.3% higher for both the Company and the Bank without PPP loans. To the extent funding of PPP loans is through excess cash balances or PPPLF borrowings, the Leverage ratio is unaffected. However, PPP loans funded by increased non-PPPLF borrowings reduces the leverage ratio.

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

The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	For the Years Ended December 31,
	2020			2019			2018
	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate
	($ In thousands)

Noninterest-bearing demand	$2,538,819	47.8%	-%	$2,222,876	46.3%	-%	$2,209,924	45.4%	-%
Interest bearing:
Transaction	1,008,758	19.0%	0.03%	932,524	19.4%	0.05%	928,277	19.0%	0.04%
Savings	1,594,718	30.1%	0.06%	1,464,080	30.5%	0.06%	1,519,375	31.2%	0.06%
Time less than $100 thousand	91,519	1.7%	0.21%	103,399	2.2%	0.25%	119,586	2.5%	0.23%
Time $100 thousand or more	72,363	1.4%	0.44%	78,925	1.6%	0.41%	94,919	1.9%	0.39%
Total (1)	$5,306,177	100.0%	0.06%	$4,801,804	100.0%	0.07%	$4,872,081	100.0%	0.04%

(1) The rates for total deposits reflect the value of noninterest-bearing deposits.

The Company’s strategy includes building the value of its deposit base by building balances of lower-costing deposits and avoiding reliance on higher-costing time deposits. Average balances of higher costing time deposits declined 24% to $164 million from 2018 to 2020. The Company’s average balances of checking and savings accounts represented 97% of average balances of total deposits in 2020 compared with 96% in 2019 and 2018.

Total time deposits were $156 million and $169 million at December 31, 2020 and 2019, respectively.  The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits. The Company has no foreign time deposits.

Time Deposits Maturity Distribution

At December 31, 2020
(In thousands)
2021	$115,544
2022	17,556
2023	8,398
2024	9,727
2025	5,138
Thereafter	26
Total	$156,389

The following sets forth, by time remaining to maturity, the Company’s domestic time deposits in amounts of $100 thousand or more:

Time Deposits $100,000 or more Maturity Distribution

At December 31, 2020
(In thousands)
Three months or less	$24,323
Over three through six months	11,882
Over six through twelve months	20,222
Over twelve months	20,137
Total	$76,564

Short-term Borrowings

The following table sets forth the short-term borrowings of the Company:

Short-Term Borrowings Distribution

	At December 31,
	2020	2019	2018
	(In thousands)
Securities sold under agreements to repurchase the securities	$102,545	$30,928	$51,247
Total short-term borrowings	$102,545	$30,928	$51,247

Further detail of federal funds purchased and other borrowed funds is as follows:

	For the Years Ended December 31,
	2020	2019	2018
	($ in thousands)
Federal funds purchased balances and rates paid on outstanding amount:
Average balance for the year	$1	$1	$1
Maximum month-end balance during the year	-	-	-
Average interest rate for the year	0.88%	1.98%	2.56%
Average interest rate at period end	-%	-%	-%
Securities sold under agreements to repurchase the securities balances and rates paid on outstanding amount:
Average balance for the year	$80,455	$51,441	$59,991
Maximum month-end balance during the year	110,846	61,411	68,894
Average interest rate for the year	0.07%	0.07%	0.06%
Average interest rate at period end	0.07%	0.06%	0.06%
PPPLF balances and rates paid on outstanding amount:
Average balance for the year	$1	$-	$-
Maximum month-end balance during the year	-	-	-
Average interest rate for the year	0.35%	-%	-%
Average interest rate at period end	-%	-%	-%

Financial Ratios

The following table shows key financial ratios for the periods indicated:

	At and For the Years Ended December 31,
	2020	2019	2018
Return on average total assets	1.30%	1.44%	1.27%
Return on average common shareholders' equity	11.30%	11.90%	11.35%
Average shareholders' equity as a percentage of:
Average total assets	11.52%	12.07%	11.22%
Average total loans	57.42%	58.14%	52.16%
Average total deposits	13.41%	14.07%	12.95%
Common dividend payout ratio	55%	55%	60%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Westamerica Bancorporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2020 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. Their opinion and attestation on internal control over financial reporting appear on page 93.

Dated: February 25, 2021

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2020	2019
	(In thousands)
Assets:
Cash and due from banks	$621,275	$373,421
Debt securities available for sale	4,063,185	3,078,846
Debt securities held to maturity, net of allowance for credit losses of $9 at December 31, 2020 and $ - at December 31, 2019 (Fair value of $529,678 at December 31, 2020 and $744,296 at December 31, 2019)	515,589	738,072
Loans	1,256,243	1,126,664
Allowance for credit losses on loans	(23,854)	(19,484)
Loans, net of allowance for credit losses on loans	1,232,389	1,107,180
Other real estate owned	-	43
Premises and equipment, net	32,813	34,597
Identifiable intangibles, net	1,104	1,391
Goodwill	121,673	121,673
Other assets	159,903	164,332
Total Assets	$6,747,931	$5,619,555

Liabilities:
Noninterest-bearing deposits	$2,725,177	$2,240,112
Interest-bearing deposits	2,962,802	2,572,509
Total deposits	5,687,979	4,812,621
Short-term borrowed funds	102,545	30,928
Other liabilities	112,598	44,589
Total Liabilities	5,903,122	4,888,138

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,807 at December 31, 2020 and 27,062 at December 31, 2019	466,006	465,460
Deferred compensation	35	771
Accumulated other comprehensive income	114,412	26,051
Retained earnings	264,356	239,135
Total Shareholders' Equity	844,809	731,417
Total Liabilities and Shareholders' Equity	$6,747,931	$5,619,555

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$59,377	$58,153	$59,030
Equity securities	419	392	354
Debt securities available for sale	91,343	74,147	60,383
Debt securities held to maturity	13,552	18,997	24,031
Interest-bearing cash	1,165	6,993	7,925
Total Interest and Loan Fee Income	165,856	158,682	151,723
Interest Expense:
Deposits	1,770	1,854	1,922
Short-term borrowed funds	53	34	37
Other borrowed funds	1	-	-
Total Interest Expense	1,824	1,888	1,959
Net Interest and Loan Fee Income	164,032	156,794	149,764
Provision for Credit Losses	4,300	-	-
Net Interest and Loan Fee Income After Provision For Credit Losses	159,732	156,794	149,764
Noninterest Income:
Service charges on deposit accounts	14,149	17,882	18,508
Merchant processing services	10,208	10,132	9,630
Debit card fees	6,181	6,357	6,643
Trust fees	3,012	2,963	2,938
ATM processing fees	2,273	2,776	2,752
Other service fees	1,837	2,255	2,567
Financial services commissions	372	392	499
Gains on sales of real property	3,536	-	-
Life insurance gains	-	433	585
Securities gains (losses)	71	217	(52)
Other noninterest income	3,998	4,001	4,079
Total Noninterest Income	45,637	47,408	48,149
Noninterest Expense:
Salaries and related benefits	50,749	51,054	53,007
Occupancy and equipment	19,637	20,240	19,679
Outsourced data processing services	9,426	9,471	9,229
Professional fees	2,423	2,465	2,842
Courier service	2,001	1,878	1,779
Loss contingency	-	553	3,500
Amortization of identifiable intangibles	287	538	1,921
Other noninterest expense	14,043	12,787	14,959
Total Noninterest Expense	98,566	98,986	106,916
Income Before Income Taxes	106,803	105,216	90,997
Provision for income taxes	26,390	24,827	19,433
Net Income	$80,413	$80,389	$71,564

Average Common Shares Outstanding	26,942	26,956	26,649
Diluted Average Common Shares Outstanding	26,960	27,006	26,756
Per Common Share Data:
Basic earnings	$2.98	$2.98	$2.69
Diluted earnings	2.98	2.98	2.67
Dividends paid	1.64	1.63	1.60

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Net Income	$80,413	$80,389	$71,564
Other comprehensive income (loss):
Changes in net unrealized gains (losses) on debt securities available for sale	125,519	93,936	(27,939)
Deferred tax (expense) benefit	(37,108)	(27,771)	8,258
Reclassification of gains included in net income	(71)	(167)	-
Deferred tax expense on gains included in net income	21	49	-
Changes in unrealized gains (losses) on debt securities available for sale, net of tax	88,361	66,047	(19,681)
Total Comprehensive Income	$168,774	$146,436	$51,883

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income (Loss)	Earnings	Total
	(In thousands, except per share data)

Balance, December 31, 2017	26,425	$431,734	$1,533	$(16,832)	$173,804	$590,239
Cumulative effect of equity securities losses reclassified				142	(142)	-
Adjusted Balance, January 1, 2018	26,425	431,734	1,533	(16,690)	173,662	590,239
Reclass stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017				(3,625)	3,625	-
Net income for the year 2018					71,564	71,564
Other comprehensive loss				(19,681)		(19,681)
Exercise of stock options	292	13,373				13,373
Restricted stock activity	20	1,281	(138)			1,143
Stock based compensation		1,988				1,988
Stock awarded to employees	2	124				124
Retirement of common stock	(9)	(149)			(375)	(524)
Dividends ($1.60 per share)					(42,635)	(42,635)
Balance, December 31, 2018	26,730	448,351	1,395	(39,996)	205,841	615,591
Cumulative effect of bond premium amortization adjustment, net of tax					(2,801)	(2,801)
Adjusted Balance, January 1, 2019	26,730	448,351	1,395	(39,996)	203,040	612,790
Net income for the year 2019					80,389	80,389
Other comprehensive income				66,047		66,047
Shares issued from stock warrant exercise, net of repurchase	51	-				-
Exercise of stock options	269	13,699				13,699
Restricted stock activity	18	1,697	(624)			1,073
Stock based compensation	-	1,744				1,744
Stock awarded to employees	2	105				105
Retirement of common stock	(8)	(136)			(352)	(488)
Dividends ($1.63 per share)					(43,942)	(43,942)
Balance, December 31, 2019	27,062	465,460	771	26,051	239,135	731,417
Adoption of ASU 2016-13					52	52
Adjusted Balance, January 1, 2020	27,062	465,460	771	26,051	239,187	731,469
Net income for the year 2020					80,413	80,413
Other comprehensive income				88,361		88,361
Exercise of stock options	52	2,838				2,838
Restricted stock activity	10	1,270	(736)			534
Stock based compensation	-	1,875				1,875
Stock awarded to employees	2	100				100
Retirement of common stock	(319)	(5,537)			(10,959)	(16,496)
Dividends ($1.64 per share)					(44,285)	(44,285)
Balance, December 31, 2020	26,807	$466,006	$35	$114,412	$264,356	$844,809

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2020	2019	2018
Operating Activities:	(In thousands)
Net income	$80,413	$80,389	$71,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	22,647	20,626	24,402
Provision for credit losses	4,300	-	-
Net amortization of deferred loan fees	(4,442)	(260)	(203)
Increase in interest income receivable	(4,225)	(2,963)	(2,277)
(Increase) decrease in net deferred tax asset	(246)	3,662	(943)
Increase in other assets	(3,528)	(14,806)	(4,017)
Stock option compensation expense	1,875	1,744	1,988
Increase (decrease) in income taxes payable	353	(1,733)	7,554
Decrease in interest expense payable	(5)	(9)	(27)
Increase (decrease) in other liabilities	14,280	(5,298)	(580)
Life insurance gains	-	(433)	(585)
Securities (gains) losses	(71)	(217)	52
Gains on sales of premises and equipment	(3,536)	-	-
Gain on disposal of premises and equipment	(71)	-	(216)
Net gain on sale of or write-down of foreclosed assets	-	-	(83)
Net Cash Provided by Operating Activities	107,744	80,702	96,629
Investing Activities:
Net (disbursements) repayments of loans	(126,682)	79,396	80,985
Proceeds from life insurance policies	-	1,273	1,169
Purchases of debt securities available for sale	(2,102,983)	(970,542)	(854,555)
Proceeds from sale/maturity/calls of debt securities available for sale	1,260,846	631,016	353,327
Proceeds from maturity/calls of debt securities held to maturity	218,164	238,450	167,029
Proceeds from sale of equity securities	-	1,797	-
Purchases of premises and equipment	(2,200)	(3,994)	(3,123)
Proceeds from sale of premises and equipment	3,819	-	446
Proceeds from sale of foreclosed assets	114	307	1,159
Net Cash Used in Investing Activities	(748,922)	(22,297)	(253,563)
Financing Activities:
Net change in deposits	875,358	(54,218)	39,226
Net change in short-term borrowings	71,617	(20,319)	(7,224)
Exercise of stock options	2,838	13,699	13,373
Retirement of common stock	(16,496)	(488)	(524)
Common stock dividends paid	(44,285)	(43,942)	(42,635)
Net Cash Provided by (Used in) Financing Activities	889,032	(105,268)	2,216
Net Change In Cash and Due from Banks	247,854	(46,863)	(154,718)
Cash and Due from Banks at Beginning of Period	373,421	420,284	575,002
Cash and Due from Banks at End of Period	$621,275	$373,421	$420,284
Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$7,697	$23,587	$-
Amount recognized upon initial adoption of ASU 2016-02	-	15,325	-
Securities purchases pending settlement	29,000	-	-
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	6,516	5,123	-
Interest paid for the period	1,830	1,898	1,932
Income tax payments for the period	26,462	24,491	13,627

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

Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require Management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in fair value of an asset not carried on the financial statements at fair value warrants an impairment writedown or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.  The allowance for credit losses accounting is an area requiring the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.  A discussion of the factors affecting the accounting for the allowance for credit losses on loans is included in the following “Loans” and “Allowance for Credit Losses” sections. Carrying assets and liabilities at fair value inherently results in financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third party sources, when available.  The “Securities” section discusses the factors that may affect the valuation of the Company’s securities. Although the estimates contemplate current conditions actual results can change.

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

Equity Securities. Equity securities consist of marketable equity securities and mutual funds which are recorded at fair value. Unrealized gains and losses are included in net income.

Debt Securities. Debt securities consist of the U.S. Treasury, securities of government sponsored entities, states, counties, municipalities, corporations, agency and non-agency mortgage-backed securities, collateralized loan obligations and commercial paper. Securities transactions are recorded on a trade date basis. The Company classifies its debt securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value with unrealized gains and losses included in net income. Held to maturity debt securities are those securities which the Company has the ability and intent to hold until maturity. Held to maturity debt securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Securities not included in trading or held to maturity are classified as available for sale debt securities. Available for sale debt securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale debt securities are included in accumulated other comprehensive income. Accrued interest is recorded within other assets and reversed against interest income if it is not received.

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

Available for sale debt securities in unrealized loss positions are evaluated for credit related loss at least quarterly. For available for sale debt securities, a decline in fair value due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally considered to not be related to credit when the fair value of the security is below the carrying value primarily due to changes in risk-free interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company does not intend to sell nor does it believe it will be required to sell the security before the recovery of its cost basis.

If the Company intends to sell a debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, the debt security is written down to its fair value and the write down is charged against the allowance for credit losses with any incremental loss reported in earnings.

Purchase premiums are amortized to the earliest call date and purchase discounts are amortized to maturity as an adjustment to yield using the effective interest method. Unamortized premiums, unaccreted discounts, and early payment premiums are recognized as a component of gain or loss on sale upon disposition of the related security. Interest and dividend income are recognized when earned. Realized gains and losses from the sale of available for sale debt securities are included in earnings using the specific identification method.

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

A troubled debt restructuring (“TDR”) occurs when the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower it would not otherwise consider. The Company follows its general nonaccrual policy for TDRs. Performing TDRs are reinstated to accrual status when improvements in credit quality eliminate the doubt as to full collectability of both principal and interest. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.The Consolidated Appropriations Act, 2021, extended the period during which banks may elect to deem that qualified loan modifications do not result in TDR classification through January 1, 2022.

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

Intangible Assets. Intangible assets are comprised of goodwill, core deposit intangibles and other identifiable intangibles acquired in business combinations. Intangible assets with finite useful lives are amortized on an accelerated basis over their respective estimated useful lives not exceeding 15 years. Intangible assets with a finite useful life are reviewed at least annually for impairment. Any goodwill and any intangible asset acquired in a business combination determined to have an indefinite useful life is not amortized and is reviewed at least annually for impairment. If management determines, based on a qualitative review of events and circumstances, that it is more likely than not that the carrying value of the intangible asset will not be realized, an impairment test is performed to determine whether the asset’s fair value is less than the carrying amount of the asset.

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

Stock-based Compensation. The Company applies FASB ASC 718 – Compensation – Stock Compensation, to account for stock based awards granted to employees using the fair value method. The Company recognizes compensation expense for restricted performance share grants over the relevant attribution period. Restricted performance share grants have no exercise price, therefore, the intrinsic value is measured using an estimated per share price at the vesting date for each restricted performance share. The estimated per share price is adjusted during the attribution period to reflect actual stock price performance. The Company’s obligation for unvested outstanding restricted performance share grants is classified as a liability until the vesting date due to a cash settlement feature, at which time the issued shares become classified as shareholders’ equity.

Other. Securities and other property held by the Bank in a fiduciary or agency capacity are not included in the financial statements since such items are not assets of the Company or its subsidiaries.

Recently Adopted Accounting Standards

In 2020, the Company adopted the following new accounting guidance:

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

Recently Issued Accounting Standards

FASB ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, was issued December 2019.  The ASU is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions to the general principles in ASC Topic 740 related to intra-period tax allocation, simplifies when companies recognize deferred taxes in an interim period, and clarifies certain aspects of the current guidance to promote consistent application. This guidance effective for public entities for fiscal years beginning after December 15, 2020, and for interim period within those fiscal years, with early adoption permitted. This guidance is applicable to the Company’s fiscal year beginning January 1, 2021 and is not expected to have a significant impact on the Company’s consolidated financial statements.

FASB ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued March 2020. The ASU provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. ASU 2020-04 is effective March 12, 2020 through December 31, 2022. An entity may elect to apply ASU 2020-04 for contract modifications as of January 1, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company does not expect any material impact on its consolidated financial statements since the Company has an insignificant number of financial instruments applicable to this ASU.

Note 2: Investment Securities

The Company’s marketable equity securities were sold in the third quarter 2019. During the year ended December 31, 2019, the Company recognized gross unrealized holding gains of $50 thousand in earnings. The Company had no marketable equity securities at December 31, 2020 and December 31, 2019.

Effective January 1, 2020, the Company adopted FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Upon adoption of the ASU the Company recorded allowance for credit losses for debt securities held to maturity of $16 thousand. During the fourth quarter ended December 31, 2020, the Company recorded $7 thousand of reversal of provision for credit loss on debt securities held to maturity, resulting in the balance of $9 thousand allowance for credit losses for debt securities held to maturity.

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of cumulative other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $9 thousand, follows:

	At December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities ("MBS")	$630,174	$22,779	$(1)	$652,952
Securities of U.S. Government entities	154	-	-	154
Obligations of states and political subdivisions	105,679	5,332	(1)	111,010
Corporate securities	1,986,995	131,025	(42)	2,117,978
Commercial paper	24,983	7	0	24,990
Collateralized loan obligations	1,152,766	4,433	(1,098)	1,156,101
Total debt securities available for sale	3,900,751	163,576	(1,142)	4,063,185
Debt securities held to maturity
Agency residential MBS	240,332	6,852	(32)	247,152
Non-agency residential MBS	1,344	26	-	1,370
Obligations of states and political subdivisions	273,922	7,243	-	281,165
Total debt securities held to maturity	515,598	14,121	(32)	529,687
Total	$4,416,349	$177,697	$(1,174)	$4,592,872

[The remainder of this page intentionally left blank]

	At December 31, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$19,999	$1	$-	$20,000
Securities of U.S. Government sponsored entities	111,251	14	(98)	111,167
Agency residential MBS	934,592	10,996	(5,838)	939,750
Agency commercial MBS	3,711	-	(3)	3,708
Securities of U.S. Government entities	553	-	(9)	544
Obligations of states and political subdivisions	159,527	3,656	(44)	163,139
Corporate securities	1,805,479	29,183	(879)	1,833,783
Collateralized loan obligations	6,748	7	-	6,755
Total debt securities available for sale	3,041,860	43,857	(6,871)	3,078,846
Debt securities held to maturity
Agency residential MBS	353,937	766	(2,235)	352,468
Non-agency residential MBS	2,354	22	-	2,376
Obligations of states and political subdivisions	381,781	7,672	(1)	389,452
Total debt securities held to maturity	738,072	8,460	(2,236)	744,296
Total	$3,779,932	$52,317	$(9,107)	$3,823,142

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At December 31, 2020
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$212,140	$213,715	$54,526	$54,927
Over 1 to 5 years	922,170	974,438	129,786	133,195
Over 5 to 10 years	1,767,747	1,851,184	89,610	93,043
Over 10 years	368,520	370,896	-	-
Subtotal	3,270,577	3,410,233	273,922	281,165
MBS	630,174	652,952	241,676	248,522
Total	$3,900,751	$4,063,185	$515,598	$529,687

	At December 31, 2019
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$294,698	$295,255	$70,378	$70,602
Over 1 to 5 years	1,104,775	1,122,391	161,911	165,126
Over 5 to 10 years	670,595	683,277	149,492	153,724
Over 10 years	33,489	34,465	-	-
Subtotal	2,103,557	2,135,388	381,781	389,452
MBS	938,303	943,458	356,291	354,844
Total	$3,041,860	$3,078,846	$738,072	$744,296

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At December 31, 2020 and December 31, 2019, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At December 31, 2020
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	1	$96	$(1)	1	$17	$-	2	$113	$(1)
Securities of U.S. Government entities	1	154	-	-	-	-	1	154	-
Obligations of states and political subdivisions	2	692	(1)	-	-	-	2	692	(1)
Corporate securities	-	-	-	1	14,963	(42)	1	14,963	(42)
Collateralized loan obligations	36	268,584	(1,098)	-	-	-	36	268,584	(1,098)
Total	40	$269,526	$(1,100)	2	$14,980	$(42)	42	$284,506	$(1,142)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

Debt Securities Held to Maturity
At December 31, 2020
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
($ in thousands)
Agency residential MBS	3	$377	$(1)	3	$788	$(31)	6	$1,165	$(32)

Based upon the most recent evaluation, the unrealized losses on the Company’s debt securities available for sale were most likely caused by market conditions for these types of investments, particularly changes in risk-free interest rates and/or market bid-ask spreads. The Company does not intend to sell any debt securities available for sale and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. Therefore, the Company does not consider these debt securities to have credit related loss as of December 31, 2020.

The fair values of debt securities available for sale could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for debt securities declines. As a result, significant credit loss on debt securities available for sale may occur in the future.

As of December 31, 2020 and December 31, 2019, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $888,577 thousand and $760,365 thousand, respectively.

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

The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by a major rating agency. One corporate bond with an amortized cost of $15.0 million and a fair value of $14.96 million at December 31, 2020, is rated below investment grade. The $14.96 million corporate bond was issued by a pharmaceutical company which develops, manufactures and markets generic and branded human pharmaceuticals, as well as active pharmaceutical ingredients, to customers worldwide. The bond matures in July 2021, and the issuing Company has refinanced much of its debt obligations beyond the maturity date. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

For the Year
Ended December 31,
2020
(In thousands)
Allowance for credit losses:
Beginning balance, prior to adoption of ASU 2016-13	$-
Impact of adopting ASU 2016-13	16
Reversal	(7)
Chargeoffs	-
Recoveries	-
Total ending balance	$9

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

The following table summarizes the amortized cost of debt securities held to maturity at December 31, 2020, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At December 31, 2020
	AAA/AA/A	BBB	BB/B	Total
	(In thousands)

Agency residential MBS	$240,332	$-	$-	$240,332
Non-agency residential MBS	331	-	1,013	1,344
Obligations of states and political subdivisions	243,999	25,844	4,079	273,922
Total	$484,662	$25,844	$5,092	$515,598

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of December 31, 2020.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)

Taxable	$93,163	$77,800	$65,330
Tax-exempt from regular federal income tax	12,151	15,736	19,438
Total interest income from investment securities	$105,314	$93,536	$84,768

Note 3: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At December 31,
	2020	2019
	(In thousands)
Commercial:
Paycheck Protection Program ("PPP") loans	$186,945	$-
Other	207,861	222,085
Total commercial	394,806	222,085
Commercial Real Estate	564,300	578,758
Construction	129	1,618
Residential Real Estate	23,471	32,748
Consumer Installment & Other	273,537	291,455
Total	$1,256,243	$1,126,664

[The remainder of this page intentionally left blank]

The following summarizes activity in the allowance for loan losses/credit losses:

	Allowance for Credit Losses
	For the Year Ended December 31, 2020
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASU 2016-13	$4,959	$4,064	$109	$206	$6,445	$3,701	$19,484
Impact of adopting ASU 2016-13	3,385	618	(31)	(132)	1,878	(3,701)	2,017
Adjusted beginning balance	8,344	4,682	78	74	8,323	-	21,501
Provision (reversal)	746	929	(72)	(27)	2,731	-	4,307
Chargeoffs	(236)	-	-	-	(3,963)	-	(4,199)
Recoveries	351	49	-	-	1,845	-	2,245
Total allowance for credit losses	$9,205	$5,660	$6	$47	$8,936	$-	$23,854

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2020
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$386,144	$545,398	$129	$22,105	$270,925	$1,224,701
Substandard	8,662	18,902	-	1,366	1,498	30,428
Doubtful	-	-	-	-	543	543
Loss	-	-	-	-	571	571
Total	$394,806	$564,300	$129	$23,471	$273,537	$1,256,243

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2019
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$213,542	$567,525	$1,618	$31,055	$289,424	$1,103,164
Substandard	8,543	11,233	-	1,693	1,329	22,798
Doubtful	-	-	-	-	308	308
Loss	-	-	-	-	394	394
Total	$222,085	$578,758	$1,618	$32,748	$291,455	$1,126,664

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2020
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	394,004	$713	$6	$-	$83	$394,806
Commercial real estate	560,580	-	-	-	3,720	564,300
Construction	129	-	-	-	-	129
Residential real estate	22,269	770	271	-	161	23,471
Consumer installment and other	270,240	2,010	472	450	365	273,537
Total	$1,247,222	$3,493	$749	$450	$4,329	$1,256,243

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2019
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$221,199	$531	$158	$-	$197	$222,085
Commercial real estate	573,809	432	421	-	4,096	578,758
Construction	1,618	-	-	-	-	1,618
Residential real estate	31,934	274	540	-	-	32,748
Consumer installment and other	286,391	2,960	1,517	440	147	291,455
Total	$1,114,951	$4,197	$2,636	$440	$4,440	$1,126,664

There was no allowance for credit losses allocated to loans on nonaccrual status as of December 31, 2020. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2020 and December 31, 2019.

The following summarizes impaired loans as of December 31, 2019:

	Impaired Loans
	At December 31,
	2019
		Unpaid
	Recorded	Principal	Related
	Investment	Balance	Allowance
	(In thousands)
With no related allowance recorded:
Commercial	$21	$21	$-
Commercial real estate	7,408	8,856	-
Residential real estate	190	220	-
Consumer installment and other	43	43	-
Total with no related allowance recorded	7,662	9,140	-

With an allowance recorded:
Commercial	8,160	8,160	2,413
Total with an allowance recorded	8,160	8,160	2,413
Total	$15,822	$17,300	$2,413

Impaired loans at December 31, 2019, included $6,713 thousand of restructured loans, $3,670 thousand of which were on nonaccrual status.

	Impaired Loans
	For the Twelve Months Ended December 31,
	2019		2018
	Average	Recognized	Average	Recognized
	Recorded	Interest	Recorded	Interest
	Investment	Income	Investment	Income
	(In thousands)
Commercial	$8,412	$140	$10,532	$667
Commercial real estate	7,428	139	11,703	758
Residential real estate	191	3	269	19
Consumer installment and other	44	1	254	14
Total	$16,075	$283	$22,758	$1,458

The following tables provide information on troubled debt restructurings (TDRs):

	Troubled Debt Restructurings
	At December 31, 2020
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	6	$8,367	$6,040	$-
Residential real estate	1	241	181	-
Total	7	$8,608	$6,221	$-

	Troubled Debt Restructurings
	At December 31, 2019
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Impairment
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial	2	$278	$32	$11
Commercial real estate	6	8,367	6,492	-
Residential real estate	1	241	189	-
Total	9	$8,886	$6,713	$11

During the year ended December 31, 2020, the Company did not modify any loans that were considered TDRs for accounting purposes. Section 4013 of the CARES Act allowed certain loan modifications for borrowers impacted by the COVID-19 pandemic to be excluded from TDR accounting. During the year ended December 31, 2020, the Company modified loans under Section 4013 of the CARES Act, granting 90 day deferrals of principal and interest payments. As of December 31, 2020, commercial real estate loans with deferred payments totaled $7.8 million, primarily for hospitality and retail properties. As of December 31, 2020, consumer and commercial loan deferrals were $2.5 million and $33 thousand, respectively. During the year ended December 31, 2019, the Company did not modify any loans that were considered TDRs. There were no chargeoffs related to troubled debt restructurings made during the year ended December 31, 2020 and 2019. During the year ended December 31, 2020 and 2019, no troubled debt restructured loans defaulted within 12 months of the modification date. A TDR is considered to be in default when payments are ninety days or more past due.

TDRs of $6,221 thousand included loans of $3,420 thousand on nonaccrual status at December 31, 2020. No allowance for credit losses was allocated to one commercial real estate loan secured by real property with a balance of $3,420 thousand, which was considered collateral-dependent at December 31, 2020. Four other commercial real estate loans totaling $7.6 million were secured by real property and considered collateral-dependent at December 31, 2020. At December 31, 2020, $446 thousand of indirect consumer installment loans secured by personal property were past due 90 days or more and considered collateral-dependent and two residential real estate loans totaling $346 thousand secured by real property were considered collateral-dependent. There were no other collateral-dependent loans at December 31, 2020. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At December 31, 2020
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$24,998	$25,041	$10,669	$19,307	$41,672	$219,521	$341,208	$44,936	$386,144
Substandard	82	-	-	13	-	7,584	7,679	983	8,662
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$25,080	$25,041	$10,669	$19,320	$41,672	$227,105	$348,887	$45,919	$394,806

	At Decmber 31, 2020
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$125,696	$42,237	$100,617	$93,243	$90,219	$93,386	$545,398	$-	$545,398
Substandard	6,009	9,905	105	-	2,043	840	18,902	-	18,902
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$131,705	$52,142	$100,722	$93,243	$92,262	$94,226	$564,300	$-	$564,300

	At December 31, 2020
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade
Pass	$-	$-	$-	$-	$-	$-	$-	$129	$129
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$129	$129

	At December 31, 2020
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Residential Real Estate loans by grade
Pass	$22,105	$-	$-	$-	$-	$-	$22,105	$-	$22,105
Substandard	1,366	-	-	-	-	-	1,366	-	1,366
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$23,471	$-	$-	$-	$-	$-	$23,471	$-	$23,471

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At December 31, 2020
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2016	2017	2018	2019	2020	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$8,657	$15,766	$21,167	$47,359	$62,271	$86,953	$242,173	$28,067	$270,240
30-59 days past due	125	86	200	620	519	428	1,978	32	2,010
60-89 days past due	40	19	115	40	165	76	455	17	472
Past due 90 days or more	33	49	50	131	142	43	448	2	450
Nonaccrual	-	-	-	-	-	-	-	365	365
Total	$8,855	$15,920	$21,532	$48,150	$63,097	$87,500	$245,054	$28,483	$273,537

There were no loans held for sale at December 31, 2020 and December 31, 2019.

The Company held no other real estate owned (OREO) at December 31, 2020 compared with $43 thousand at December 31, 2019. There was no reserve applied against OREO at December 31, 2019. There were no foreclosed residential real estate properties at December 31, 2019. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $346 thousand at December 31, 2020 and $124 thousand at December 31, 2019.

Note 4: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank. At December 31, 2020, the Bank did not have credit extended to any one entity exceeding these limits. At December 31, 2020, the Bank had 34 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments related to real estate loans of $37,456 thousand and $43,129 thousand at December 31, 2020 and December 31, 2019, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At December 31, 2020, the Bank held corporate bonds in 93 issuing entities and commercial paper in one issuing entity that exceeded $5 million for each issuer.

Note 5: Premises, Equipment, Other Assets and Other Liabilities

Premises and equipment consisted of the following:

	At December 31,
	Cost	Accumulated Depreciation and Amortization	Net Book Value
	(In thousands)
2020
Land	$11,453	$-	$11,453
Building and improvements	42,960	(28,922)	14,038
Leasehold improvements	6,944	(5,528)	1,416
Furniture and equipment	26,227	(20,321)	5,906
Total	$87,584	$(54,771)	$32,813
2019
Land	$11,691	$-	$11,691
Building and improvements	42,529	(28,353)	14,176
Leasehold improvements	6,219	(5,405)	814
Furniture and equipment	26,793	(18,877)	7,916
Total	$87,232	$(52,635)	$34,597

Depreciation and amortization of premises and equipment included in noninterest expense amounted to $3,683 thousand in 2020, $3,879 thousand in 2019 and $3,677 thousand in 2018.

Other assets consisted of the following:

	At December 31,
	2020	2019
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	60,444	57,810
Net deferred tax asset	-	11,085
Right-of-use asset	18,832	17,136
Limited partnership investments	18,335	20,773
Interest receivable	33,022	28,797
Prepaid assets	4,572	3,737
Other assets	10,471	10,767
Total other assets	$159,903	$164,332

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

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. On September 30, 2019, Visa Inc. announced a revised conversion rate applicable to its class B common stock resulting from its September 27, 2019 deposit of funds into its litigation escrow account. This funding reduced the conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, from 1.6298 to 1.6228 per share, effective as of September 27, 2019. Visa Inc. class A common stock had a closing price of $218.73 per share on December 31, 2020, the last day of stock market trading for the fourth quarter 2020. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At December 31, 2020, this investment totaled $18,335 thousand and $12,202 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2019, this investment totaled $20,773 thousand and $16,231 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2020, the $12,202 thousand of outstanding equity capital commitments are expected to be paid as follows, $3,060 thousand in 2021, $4,908 thousand in 2022, $3,485 thousand in 2023, $96 thousand in 2024, $81 thousand in 2025, $74 thousand in 2026, and $498 thousand in 2027 or thereafter.

The amounts recognized in net income for these investments include:

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Investment loss included in pre-tax income	$2,440	$2,400	$2,900
Tax credits recognized in provision for income taxes	900	875	1,121

Other liabilities consisted of the following:

	At December 31,
	2020	2019
	(In thousands)
Net deferred tax liability	$25,778	$-
Operating lease liability	18,832	17,136
Securities purchases pending settlement	29,000	-
Other liabilities	38,988	27,453
Total other liabilities	$112,598	$44,589

The deferred tax liability at December 31, 2020 of $25,778 thousand, net of deferred tax benefits of $22,805 thousand, included deferred tax obligations of $48,021 thousand related to unrealized gains of $162,434 thousand on available for sale debt securities. The net deferred tax asset at December 31, 2019 of $11,085 thousand was net of deferred tax obligations of $10,934 thousand related to available for sale debt securities unrealized gains.

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of December 31, 2020.

As of December 31, 2020, the Company recorded a lease liability of $18,832 thousand and a right-of-use asset of $18,832 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 4.7 years and 2.12%, respectively, at December 31, 2020.  The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of December 31, 2020.

Total lease costs during the year ended December 31, 2020 and December 31, 2019, of $6,699 thousand and $6,880 thousand, respectively, were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the year ended December 31, 2020 and December 31, 2019.

[The remainder of this page intentionally left blank]

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At December 31,
2020
(In thousands)
2021	$5,615
2022	4,691
2023	3,960
2024	2,337
2025	1,089
Thereafter	1,968
Total minimum lease payments	19,660
Less: discount	(828)
Present value of lease liability	$18,832

Note 6: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the year ended December 31, 2020 and December 31, 2019. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the year ended December 31, 2020 and December 31, 2019 no such adjustments were recorded.

The carrying values of goodwill were:

	At December 31, 2020	At December 31, 2019
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At December 31, 2020		At December 31, 2019
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(55,704)	$56,808	$(55,417)

As of December 31, 2020, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the year ended December 31, 2020 (actual)	$287
Estimate for year ending December 31, 2021	269
2022	252
2023	236
2024	222
2025	125

Note 7: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At December 31,
	2020	2019
	(In thousands)
Noninterest-bearing	$2,725,177	$2,240,112
Interest-bearing:
Transaction	1,102,601	931,888
Savings	1,703,812	1,471,284
Time deposits less than $100 thousand	79,825	88,355
Time deposits $100 thousand through $250 thousand	49,323	54,874
Time deposits more than $250 thousand	27,241	26,108
Total deposits	$5,687,979	$4,812,621

Demand deposit overdrafts of $682 thousand and $1,055 thousand were included as loan balances at December 31, 2020 and December 31, 2019, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $319 thousand in 2020, $326 thousand in 2019 and $368 thousand in 2018.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At December 31,
	2020	2019
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Securities of U.S. Government sponsored entities	$-	$65,833
Agency residential MBS	67,019	52,485
Corporate securities	188,195	146,253
Total collateral carrying value	$255,214	$264,571
Total short-term borrowed funds	$102,545	$30,928

	For the Years Ended December 31,
	2020	2019
	Highest Balance at Any Month-end
	(In thousands)
Securities sold under repurchase agreements	$110,846	$61,411

[The remainder of this page intentionally left blank]

Note 8: Shareholders’ Equity

The Company grants stock options and restricted performance shares to employees in exchange for employee services, pursuant to the shareholder-approved 2019 Omnibus Equity Incentive Plan. Prior to shareholder approval of the 2019 Omnibus Equity Incentive Plan on April 25, 2019, the Company granted stock options and restricted performance shares under its 1995 Stock Option Plan, which was last amended and restated in 2012. Nonqualified stock option grants (“NQSO”) are granted with an exercise price equal to the fair market value of the related common stock on the grant date. NQSO generally become exercisable in equal annual installments over a three-year period with each installment vesting on the anniversary date of the grant. Each NQSO has a maximum ten-year term. A restricted performance share grant becomes vested after three years of being awarded, provided the Company has attained its performance goals for such three-year period.

The following table summarizes information about stock options granted under the Plan as of December 31, 2020. The intrinsic value is calculated as the difference between the market value as of December 31, 2020 and the exercise price of the shares. The market value as of December 31, 2020 was $55.29 as reported by the NASDAQ Global Select Market:

			Options Outstanding				Options Exercisable
			At December 31, 2020			For the Year Ended December 31, 2020	At December 31, 2020			For the Year Ended December 31, 2020
Range of Exercise Price			Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
			(In thousands)		(Years)		(In thousands)		(Years)
$40	-	45	46	$586	4.6	$43	46	$586	4.6	$43
45	-	50	-	-	-	-	-	-	-	-
50	-	55	19	36	3.1	53	19	36	3.1	53
55	-	60	90	-	6.1	57	90	-	6.1	57
60	-	65	353		7.6	62	165		7.4	62
65	-	70	185	-	9.1	66	-	-	-	-
$40	-	70	693	$622	7.5	61	320	$622	6.4	58

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the year ended December 31, 2020, 2019 and 2018, the Company granted 184 thousand, 250 thousand and 249 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

	For the Years Ended December 31,
	2020	2019	2018
Expected volatility (1)	20%	20%	20%
Expected life in years (2)	3.5	4.7	4.8
Risk-free interest rate (3)	1.52%	2.67%	2.50%
Expected dividend yield	2.59%	2.55%	2.65%
Fair value per award	$8.64	$10.19	$9.98

(1)	Measured using daily price changes of Company’s stock over respective expected term of the option and the implied volatility derived from the market prices of the Company’s stock and traded options.

(2)	The number of years that the Company estimates that the options will be outstanding prior to exercise.

(3)	The risk-free rate over the expected life based on the US Treasury yield curve in effect at the time of the grant.

Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options at December 31, 2020 is 1,131 thousand.

A summary of option activity during the year ended December 31, 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(In thousands)		(Years)
Outstanding at January 1, 2020	561	$58.75
Granted	184	66.41
Exercised	(52)	52.92
Forfeited or expired	-	-
Outstanding at December 31, 2020	693	61.25	7.5
Exercisable at December 31, 2020	320	57.51	6.4

A summary of the Company’s nonvested option activity during the year ended December 31, 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at January 1, 2020	372	$9.81
Granted	184	8.64
Vested	(183)	9.50
Forfeited	-	-
Nonvested at December 31, 2020	373	$9.39

The weighted average estimated grant date fair value for options granted under the Company’s stock option plan during the twelve months ended December 31, 2020, 2019 and 2018 was $8.64, $10.19 and $9.98 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2020 is $2,587 thousand and the weighted average period over which the cost is expected to be recognized is 1.7 years.

The total intrinsic value of options exercised during the twelve months ended December 31, 2020, 2019 and 2018 was $693 thousand, $3,398 thousand and $4,264 thousand, respectively. The total fair value of Restricted Performance Shares (“RPSs”) that vested during the twelve months ended December 31, 2020, 2019 and 2018 was $534 thousand, $1,073 thousand and $1,143 thousand, respectively. The total fair value of options vested during the twelve months ended December 31, 2020, 2019 and 2018 was $1,735 thousand, $1,980 thousand and $1,835 thousand, respectively. During the twelve months of 2020, 52 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $295 thousand. During the twelve months of 2019, 516 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $1,485 thousand. During the twelve months of 2018, 292 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $2,516 thousand. The excess deductions resulting from the exercise of nonqualified stock options reduced the income tax provision by $87 thousand in 2020, $435 thousand in 2019 and $737 thousand in 2018.

A summary of the status of the Company’s restricted performance shares as of December 31, 2020 and 2019 and changes during the twelve months ended on those dates, follows:

	2020	2019
	(In thousands)
Outstanding at January 1,	27	39
Granted	10	10
Issued upon vesting	(9)	(17)
Forfeited	-	(5)
Outstanding at December 31,	28	27

As of December 31, 2020 and 2019, the restricted performance shares had a weighted-average contractual life of 1.3 years and 1.0 year, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $533 thousand, $758 thousand and $660 thousand for the year ended December 31, 2020, 2019 and 2018, respectively. There were no stock appreciation rights or incentive stock options granted in the year ended December 31, 2020 and 2019.

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

The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2020, approximately 1,624 thousand shares remained available to repurchase under such plans.

Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2020, no shares of Class B Common Stock or Preferred Stock were outstanding.

Note 9: Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) require the Company to maintain a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios to avoid restrictions on dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2020 and December 31, 2019, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2020 and 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The capital ratios for the Company and the Bank as of the dates indicated are presented in the table below. For Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital, the required percentages for capital adequacy purposes include the 2.5% capital conservation buffer.

	At December 31, 2020		Required for Capital Adequacy Purposes		To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$604,833	16.04%	$263,903	7.00%	N/A	N/A
Bank	484,270	13.00%	260,755	7.00%	$242,130	6.50%
Tier 1 Capital
Company	604,833	16.04%	320,454	8.50%	N/A	N/A
Bank	484,270	13.00%	316,632	8.50%	298,006	8.00%
Total Capital
Company	628,797	16.68%	395,855	10.50%	N/A	N/A
Bank	514,234	13.80%	391,133	10.50%	372,508	10.00%
Leverage Ratio (1)
Company	604,833	9.40%	257,488	4.00%	N/A	N/A
Bank	484,270	7.58%	255,560	4.00%	319,451	5.00%

(1)	The leverage ratio consists of Tier 1capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

	At December 31, 2019		Required for Capital Adequacy Purposes		To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$579,216	16.22%	$249,976	7.00%	N/A	N/A
Bank	415,730	11.80%	246,671	7.00%	$229,052	6.50%
Tier 1 Capital
Company	579,216	16.22%	303,542	8.50%	N/A	N/A
Bank	415,730	11.80%	299,529	8.50%	281,910	8.00%
Total Capital
Company	600,860	16.83%	374,964	10.50%	N/A	N/A
Bank	443,374	12.58%	370,007	10.50%	352,388	10.00%
Leverage Ratio (1)
Company	579,216	10.50%	220,755	4.00%	N/A	N/A
Bank	415,730	7.60%	218,851	4.00%	273,564	5.00%

(1)	The leverage ratio consists of Tier 1capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

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

The components of the net deferred tax asset are as follows:

	At December 31,
	2020	2019
	(In thousands)
Deferred tax asset
Allowance for credit losses	$6,789	$6,326
State franchise taxes	2,262	1,948
Deferred compensation	4,789	5,118
Real estate owned	-	400
Purchased assets and assumed liabilities	552	406
Post-retirement benefits	480	517
Employee benefit accruals	2,353	1,875
VISA Class B shares	284	263
Limited partnership investments	1,066	1,228
Impaired capital assets	2,429	2,875
Accrued liabilities	416	1,606
Premises and equipment	585	261
Other	800	377
Sub total deferred tax asset	22,805	23,200
Tax valuation	-	(269)
Total deferred tax asset	22,805	22,931
Deferred tax liability
Net deferred loan fees	106	239
Securities available for sale	48,021	10,934
Intangible assets	456	673
Total deferred tax liability	48,583	11,846
Net deferred tax asset (liability)	$(25,778)	$11,085

At December 31, 2020 and December 31, 2019, the Company had $2,429 thousand and $2,875 thousand, respectively, deferred tax asset related to California capital loss carryforwards which will expire if unutilized within five years of the year incurred. At December 31, 2020 and December 31, 2019, a valuation allowance recorded for the portion of the tax benefit that was expected to expire was $-0- and $269 thousand, respectively.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred are as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Current income tax expense:
Federal	$15,982	$11,570	$10,560
State	10,654	9,595	9,816
Total current	26,636	21,165	20,376
Deferred income tax (benefit) expense:
Federal	(538)	2,340	(206)
State	292	1,322	(737)
Total deferred	(246)	3,662	(943)
Provision for income taxes	$26,390	$24,827	$19,433

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Federal income taxes due at statutory rate	$22,429	$22,095	$19,109
Additions (reductions) in income taxes resulting from:
Interest on state and municipal securities and loans not taxable for federal income tax purposes	(2,808)	(3,584)	(4,375)
State franchise taxes, net of federal income tax benefit	8,647	8,625	7,173
Stock compensation deduction in excess of book expense	(62)	(312)	(528)
Tax credits	(1,061)	(1,040)	(1,291)
Dividend received deduction	(44)	(38)	(32)
Cash value life insurance	(383)	(464)	(490)
Other	(328)	(455)	(133)
Provision for income taxes	$26,390	$24,827	$19,433

A reconciliation of the beginning and ending amounts of unrecognized tax benefits follow:

	2020	2019
	(In thousands)

Balance at January 1,	$-	$909
Additions for tax positions taken in the current period	-	-
Reductions for tax positions taken in the current period	-	-
Additions for tax positions taken in prior years	-	-
Reductions for tax positions taken in prior years	-	-
Decrease related to settlements with taxing authorities	-	(909)
Decrease as a result of a lapse in statute of limitations	-	-
Balance at December 31,	$-	$-

In the second quarter 2019, the Company decreased unrecognized tax benefits by $909 thousand related to settlements with taxing authorities. The settlements incorporated amended tax returns for which the Company had recognized a deferred tax asset in the amount of $1,003 thousand. At December 31, 2020 and December 31, 2019, the Company had no uncertain tax positions related to previous years’ tax returns which were under examination.

The Company classifies interest and penalties as a component of the provision for income taxes. For tax years 2020 and 2019, no interest or penalties were recognized as a component of the provision for income taxes. At December 31, 2020, the tax years ended December 31, 2019, 2018 and 2017 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2019, 2018, 2017, and 2016 remain subject to examination by the California Franchise Tax Board.

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

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At December 31, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities (MBS)	$652,952	$-	$652,952	$-
Securities of U.S. Government entities	154	-	154	-
Obligations of states and political subdivisions	111,010	-	111,010	-
Corporate securities	2,117,978	-	2,117,978	-
Commercial paper	24,990	-	24,990	-
Collateralized loan obligations	1,156,101	-	1,156,101	-
Total debt securities available for sale	$4,063,185	$-	$4,063,185	$-

(1)	There were no transfers in to or out of level 3 during the year ended December 31, 2020.

	At December 31, 2019
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
U.S. Treasury securities	$20,000	$20,000	$-	$-
Securities of U.S. Government sponsored entities	111,167	-	111,167	-
Agency residential MBS	939,750	-	939,750	-
Agency commercial MBS	3,708	-	3,708	-
Securities of U.S. Government entities	544	-	544	-
Obligations of states and political subdivisions	163,139	-	163,139	-
Corporate securities	1,833,783	-	1,833,783	-
Collateralized loan obligations	6,755	-	6,755	-
Total debt securities available for sale	$3,078,846	$20,000	$3,058,846	$-

(1)	There were no transfers in to or out of level 3 during the year ended December 31, 2019.

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at December 31, 2020 and December 31, 2019, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Year Ended
	At December 31, 2020				December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$-	$-	$-	$-	$-
Loans:
Commercial	5,270	-	-	5,270	-
Commercial real estate	3,710	-	-	3,710	-
Residential real estate	181	-	-	181	-
Total assets measured at fair value on a nonrecurring basis	$9,161	$-	$-	$9,161	$-

					For the
					Year Ended
	At December 31, 2019				December 31, 2019
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Other real estate owned	$43	$-	$-	$43	$-
Impaired loans:
Commercial	5,747	-	-	5,747	-
Commercial real estate	4,091	-	-	4,091	-
Residential real estate	190	-	-	190	-
Total assets measured at fair value on a nonrecurring basis	$10,071	$-	$-	$10,071	$-

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

[The remainder of this page intentionally left blank]

	At December 31, 2020
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$621,275	$621,275	$621,275	$-	$-
Debt securities held to maturity	515,589	529,678	-	529,678	-
Loans	1,232,389	1,290,938	-	-	1,290,938

Financial Liabilities:
Deposits	$5,687,979	$5,688,049	$-	$5,531,590	$156,459
Short-term borrowed funds	102,545	102,545	-	102,545	-

	At December 31, 2019
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$373,421	$373,421	$373,421	$-	$-
Debt securities held to maturity	738,072	744,296	-	744,296	-
Loans	1,107,180	1,152,949	-	-	1,152,949

Financial Liabilities:
Deposits	$4,812,621	$4,810,934	$-	$4,643,284	$167,650
Short-term borrowed funds	30,928	30,928	-	30,928	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 12: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not cancellable unconditionally by the Company aggregated $37,456 thousand at December 31, 2020. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $277,878 thousand at December 31, 2020 and $265,311 thousand at December 31, 2019. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $2,357 thousand at December 31, 2020 and $3,099 thousand at December 31, 2019. The Company had no commitments outstanding for commercial and similar letters of credit at December 31, 2020 and December 31, 2019. The Company had $580 thousand and $550 thousand in outstanding full recourse guarantees to a 3rd party credit card company at December 31, 2020 and December 31, 2019, respectively. The Company adopted the ASU 2016-13 provisions on a modified retrospective basis on January 1, 2020. At December 31, 2020, the Company had a reserve for unfunded commitments of $101 thousand for the above-mentioned loan commitments of $37,456 thousand that are not cancellable unconditionally by the Company. The Company’s reserve for unfunded commitments was $2,160 thousand at December 31, 2019. The reserve for unfunded commitments is included in other liabilities.

The Company determined that it will be obligated to provide refunds of revenue recognized in years prior to 2018 to some customers. The Company initially estimated the probable amount of these obligations to be $5,542 thousand and accrued a liability for such amount in 2017; based on additional information received in the second quarter 2019, the Company increased such liability to $5,843 thousand by recognizing an expense of $301 thousand. During the year ended December 31, 2020, the Company paid $4,410 thousand to customers eligible for refunds. The remaining obligations at December 31, 2020 was $1,433 thousand, included in other liabilities.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount can be reasonably estimated.

Note 13: Retirement Benefit Plans

The Company sponsors a qualified defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to noninterest expense related to discretionary Company contributions to the Deferred Profit-Sharing Plan were $917 thousand in 2020, $1,000 thousand in 2019 and $1,057 thousand in 2018.

The Company also sponsors a qualified defined contribution Tax Deferred Savings/Retirement Plan (ESOP) covering salaried employees who become eligible to participate upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax or after-tax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests primarily in Westamerica Bancorporation common stock. The Company funds contributions to match participating employees’ contributions, subject to certain limits. The matching contributions charged to compensation expense were $995 thousand in 2020, $986 thousand in 2019 and $1,052 thousand in 2018.

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

The following tables set forth the net periodic post-retirement benefit cost and the change in the benefit obligation for the year ended December 31 and the funded status of the post-retirement benefit plan as of December 31:

Net Periodic Benefit Cost

	At December 31,
	2020	2019	2018
	(In thousands)
Service ( benefit) cost	$(35)	$(57)	$24
Interest cost	52	72	72
Amortization of unrecognized transition obligation	-	-	-
Net periodic cost (benefit)	$17	$15	$96

Other Changes in Benefit Obligations Recognized in Other Comprehensive Income

Amortization of unrecognized transition obligation, net of tax	-	-	-
Total recognized in net periodic cost (benefit) and accumulated other comprehensive income	$17	$15	$96

The transition obligation for this post-retirement benefit plan became fully amortized during the year ended December 31, 2017.

[The remainder of this page intentionally left blank]

Obligation and Funded Status

	At December 31,
	2020	2019	2018
Change in benefit obligation	(In thousands)
Benefit obligation at beginning of year	$1,782	$1,913	$1,958
Service (benefit) cost	(35)	(57)	24
Interest cost	52	72	72
Benefits paid	(145)	(146)	(141)
Benefit obligation at end of year	$1,654	$1,782	$1,913
Accumulated post-retirement benefit obligation attributable to:
Retirees	$1,654	$1,782	$1,913
Other	-	-	-
Total	$1,654	$1,782	$1,913
Fair value of plan assets	-	-	-
Accumulated post-retirement benefit obligation in excess of plan assets	$1,654	$1,782	$1,913

Additional Information

Assumptions

	At December 31,
	2020	2019	2018

Weighted-average assumptions used to determine benefit obligations
Discount rate	1.80%	2.90%	3.76%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	2.90%	3.76%	3.70%

The above discount rate is based on the expected return of a portfolio of Corporate Aa debt, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits. Post-retirement medical benefits are currently fixed amounts without provision for future increases; as a result, the assumed annual average rate of inflation used to measure the expected cost of benefits covered by this program is zero percent for 2021 and beyond.

Estimated future benefit payments
(In thousands)
2021	$153
2022	153
2023	153
2024	151
2025	146
Years 2026-2030	589

[The remainder of this page intentionally left blank]

Note 14: Related Party Transactions

Certain of the Directors, executive officers and their associates have had banking transactions with subsidiaries of the Company in the ordinary course of business. The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2020 and 2019:

	2020	2019
	(In thousands)

Balance at January 1,	$533	$577
Originations	-	-
Principal reductions	(34)	(44)
Balance at December 31,	$499	$533
Percent of total loans outstanding.	0.04%	0.05%

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

Note 16: Other Comprehensive Income (loss)

The components of other comprehensive income (loss) and other related tax effects were:

	2020
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Net unrealized gains arising during the year	$125,519	$(37,108)	$88,411
Reclassification of gains included in net income	(71)	21	(50)
Other comprehensive income	$125,448	$(37,087)	$88,361

	2019
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Net unrealized gains arising during the year	$93,936	$(27,771)	$66,165
Reclassification of gains included in net income	(167)	49	(118)
Other comprehensive income	$93,769	$(27,722)	$66,047

	2018
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Net unrealized losses arising during the year	$(27,939)	$8,258	$(19,681)
Reclassification of losses included in net income	-	-	-
Other comprehensive loss	$(27,939)	$8,258	$(19,681)

[The remainder of this page intentionally left blank]

Accumulated other comprehensive income (loss) balances were:

Accumulated Other Comprehensive (Loss) Income

Balance, December 31, 2017	$(16,832)
Cumulative effect of equity securities losses reclassified	142
Adjusted Balance, January 1, 2018	(16,690)
Reclass stranded tax effects resulting from the Tax Cuts and Jobs Act of2017	(3,625)
Changes in unrealized gains (losses) on debt securities available for sale, net of tax	(19,681)
Balance, December 31, 2018	(39,996)
Changes in unrealized gains (losses) on debt securities available for sale, net of tax	66,047
Balance, December 31, 2019	26,051
Changes in unrealized gains (losses) on debt securities available for sale, net of tax	88,361
Balance, December 31, 2020	114,412

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

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Net income (numerator)	$80,413	$80,389	$71,564
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,942	26,956	26,649
Basic earnings per common share	$2.98	$2.98	$2.69
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,942	26,956	26,649
Add common stock equivalents for options	18	50	107
Weighted average number of common shares outstanding - diluted (denominator)	26,960	27,006	26,756
Diluted earnings per common share	$2.98	$2.98	$2.67

For the years ended December 31, 2020, 2019 and 2018, options to purchase 577 thousand, 382 thousand and 423 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

Note 18: Westamerica Bancorporation (Parent Company Only Condensed Financial Information)

Statements of Income and Comprehensive Income

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Dividends from subsidiaries	$10,783	$80,067	$43,892
Interest income	56	54	33
Other income	11,438	8,778	9,447
Total income	22,277	88,899	53,372
Salaries and benefits	7,107	6,978	7,575
Other expense	2,206	3,729	3,181
Total expense	9,313	10,707	10,756
Income before taxes and equity in undistributed income of subsidiaries	12,964	78,192	42,616
Income tax (expense) benefit	(454)	636	919
Earnings of subsidiaries greater than subsidiary dividends	67,903	1,561	28,029
Net income	80,413	80,389	71,564
Other comprehensive income (loss), net of tax	88,361	66,047	(19,681)
Comprehensive income	$168,774	$146,436	$51,883

Balance Sheets

	At December 31,
	2020	2019
	(In thousands)
Assets
Cash	$78,364	$122,663
Investment in Westamerica Bank	730,248	573,931
Investment in non-bank subsidiaries	455	455
Premises and equipment, net	10,459	11,006
Accounts receivable from Westamerica Bank	257	231
Other assets	40,852	37,645
Total assets	$860,635	$745,931
Liabilities
Accounts payable to Westamerica Bank	$29	$33
Other liabilities	15,797	14,481
Total liabilities	15,826	14,514
Shareholders' equity	844,809	731,417
Total liabilities and shareholders' equity	$860,635	$745,931

[The remainder of this page intentionally left blank]

Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019	2018
	(In thousands)
Operating Activities
Net income	$80,413	$80,389	$71,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	608	449	361
(Increase) decrease in accounts receivable from affiliates	(150)	80	(43)
Increase in other assets	(2,421)	(71)	(2,638)
Stock option compensation expense	1,875	1,744	1,988
Provision (benefit) for deferred income tax	428	(315)	5,028
Increase in other liabilities	855	856	978
Earnings of subsidiaries greater than subsidiary dividends	(67,903)	(1,561)	(28,029)
Life insurance gains	-	-	(585)
Gain on disposal of premises and equipment	(61)	(1,055)	(538)
Net Cash Provided by Operating Activities	13,644	80,516	48,086
Investing Activities
Proceeds from life insurance policies	-	-	1,169
Net Cash Provided by Investing Activities	-	-	1,169
Financing Activities
Exercise of stock options	2,838	13,699	13,373
Retirement of common stock	(16,496)	(488)	(524)
Common stock dividends paid	(44,285)	(43,942)	(42,635)
Net Cash Used in Financing Activities	(57,943)	(30,731)	(29,786)
Net change in cash and due from banks	(44,299)	49,785	19,469
Cash and due from banks at beginning of period	122,663	72,878	53,409
Cash and due from banks at end of period	$78,364	$122,663	$72,878
Supplemental Cash Flow Disclosures:
Supplemental disclosure of cash flow activities:
Interest paid for the period	$-	$-	$-
Income tax payments for the period	26,462	24,491	13,627

[The remainder of this page intentionally left blank]

Note 19: Quarterly Financial Information (Unaudited)

	For the Three Months Ended
	March 31,			June 30,			September 30,			December 31,
	(In thousands, except per share data and
	price range of common stock)
2020
Interest and loan fee income		$39,991			$41,539			$41,365			$42,961
Net interest income		39,549			41,104			40,899			42,480
Provision for loan losses		4,300			-			-			-
Noninterest income		11,648			9,554			10,476			13,959
Noninterest expense		24,664			24,754			24,603			24,545
Income before taxes		22,233			25,904			26,772			31,894
Net income		16,962			19,562			20,051			23,838
Basic earnings per common share		0.63			0.72			0.74			0.89
Diluted earnings per common share		0.63			0.72			0.74			0.89
Dividends paid per common share		0.41			0.41			0.41			0.41
Price range, common stock	47.37	-	68.01	53.40	-	64.86	51.84	-	63.58	51.49	-	59.70
2019
Interest and loan fee income		$39,483			$39,626			$39,695			$39,878
Net interest income		38,989			39,139			39,240			39,427
Provision for loan losses		-			-			-			-
Noninterest income		11,579			12,288			11,809			11,732
Noninterest expense		25,183			25,561			24,033			24,209
Income before taxes		25,385			25,866			27,016			26,950
Net income		19,646			19,625			20,390			20,728
Basic earnings per common share		0.73			0.73			0.76			0.77
Diluted earnings per common share		0.73			0.73			0.75			0.77
Dividends paid per common share		0.40			0.41			0.41			0.41
Price range, common stock	56.82	-	64.48	59.51	-	64.82	59.26	-	64.56	60.65	-	68.58
2018
Interest and loan fee income		$36,315			$37,346			$38,614			$39,448
Net interest income		35,856			36,887			38,087			38,934
Provision for loan losses		-			-			-			-
Noninterest income		11,955			11,769			12,528			11,897
Noninterest expense		26,022			25,741			29,366			25,787
Income before taxes		21,789			22,915			21,249			25,044
Net income		17,506			18,010			16,993			19,055
Basic earnings per common share		0.66			0.68			0.64			0.71
Diluted earnings per common share		0.66			0.67			0.63			0.71
Dividends paid per common share		0.40			0.40			0.40			0.40
Price range, common stock	55.72	-	62.52	55.81	-	60.68	57.56	-	64.52	52.75	-	63.20

[The remainder of this page intentionally left blank]

Note 20: Impact of COVID-19

The COVID-19 Coronavirus Pandemic Will Have an Uncertain Impact on the Company's Financial Condition and Results of Operations

The COVID-19 coronavirus pandemic caused escalating infections in the United States beginning in the first quarter of 2020 that continued through the fourth quarter of 2020 and may continue for some time. The spread of the outbreak has disrupted the United States economy including banking and other financial activity in the market areas in which the Company and the Bank operate.  Regions and states of the United States of America have implemented varying degrees of "stay at home" directives in an effort to prevent the spread of the virus. On March 19, 2020, the Governor of the State of California ordered all individuals living in the State of California to stay within their residence to prevent the spread of the novel coronavirus and many businesses have suspended or reduced business activities. The California "stay at home" directive excludes essential businesses, including banks, and the Bank remains open and fully operational. These "stay at home" directives have, however, significantly reduced economic activity in the United States and the State of California. In the second and third quarters of 2020 the “stay at home” directives were gradually lifted in varying stages in counties of the State of California. Counties with high infection rates delayed reopening and restrictions on certain economic activity remained. When infections increased in the fourth quarter 2020 restrictions were re-imposed to some degree. California-based claims for unemployment rose and remained elevated during 2020.

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

In response to the pandemic, the United States federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020, providing an estimated $2 trillion fiscal stimulus to the United States economy.  The CARES Act established the Paycheck Protection Program (PPP) with $350 billion to provide businesses with federally guaranteed loans to support payroll and certain operating expenses. The loans were guaranteed by the United States Small Business Administration (“SBA”) and funded through banks.  In April 2020, the PPP program was expanded with an additional $310 billion. During 2020, the Bank funded $249 million in government guaranteed PPP loans which meaningfully increased interest-earning assets and related interest and fee income. PPP loans, net of deferred fees and costs, were $187 million at December 31, 2020.

On April 7, 2020, the U.S. banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the CARES Act. The Bank continues to work with loan customers requesting deferral of loan payments due to economic weakness caused by the pandemic. At December 31, 2020, consumer loans granted loan deferrals totaled $2.5 million, commercial real estate loans with deferred payments totaled $7.8 million, primarily for hospitality and retail properties, and commercial loans with deferred payments totaled $33 thousand.

On December 27, 2020, the United States federal government enacted the Consolidated Appropriations Act, 2020 (CAA), which provided $900 billion in additional federal stimulus. Among other provisions, the CAA provided $284 billion for the PPP program and allowed businesses to apply for a second PPP loan.

The extent of the spread of the coronavirus, its ultimate containment and its continuing effects on the economy and the Company are uncertain at this time. The effectiveness of the Federal Reserve Board's monetary policies and the federal government's fiscal policies in stimulating the United States economy is uncertain at this time.

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

There are no comparable recent events that provide guidance as to the effect the spread of the COVID-19 pandemic may have, and, as a result, the Company cannot accurate predict the full extent of the impacts on the Company’s business, operations or the economy as a whole. However, the effects could have a material impact on the Company’s results of operations and heighten many of the other risks factors described in this Report. Any one or a combination of the factors identified above, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects.

Declines in Oil Prices Could Have an Impact on the Company's Financial Condition and Results of Operations

Declines in oil prices could negatively affect the financial results of industrial sector-based and energy sector-based corporate issuers of corporate bonds owned by the Company. The Company’s corporate debt securities include 14 issuers in industrial and energy sectors with aggregate amortized cost of $275.1 million and fair value of $291.9 million at December 31, 2020. These securities continue to be investment grade rated by a major rating agency.

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

Shareholders and the Board of Directors of

Westamerica Bancorporation

San Rafael, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standard Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method provided in Accounting Standards Update No. 2016-13 such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Allowance for Credit Losses on Loans – Reasonable and Supportable Forecasts - Refer to Notes 1 and 3 to the financial statements (also see change in accounting principle explanatory paragraph above)

The Company adopted ASC 326, Financial Instruments – Credit Losses, on January 1, 2020, using the modified retrospective method. The allowance for credit losses is an accounting estimate of expected credit losses over the estimated life of financial assets carried at amortized cost and off-balance-sheet credit exposures. ASC 326 requires a financial asset (or a group of financial assets), including the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. The Company disclosed the impact of the adoption of this standard on January 1, 2020, with an increase to the allowance for credit losses on loans of $2,017,000. The provision for credit losses on loans for the year ended December 31, 2020 was $4,307,000 and the allowance for credit losses on loans as of December 31, 2020 was $23,854,000.

The Company estimates the amount of expected losses over the life of its existing loan portfolio and establishes an allowance for credit losses. Loans that share common risk characteristics are segregated into pools based on those characteristics. Historical loss rates are determined for each pool. Historical loss rates are adjusted for estimated losses based on current conditions and management’s reasonable and supportable forecasts of economic trends over a forecast horizon of up to two years. Significant management judgments are required in the development and application of reasonable and supportable forecasts.

We identified reasonable and supportable forecasts used in the implementation and subsequent application of ASC 326 as a critical audit matter because of the significant auditor judgment and audit effort to evaluate the subject judgments made by management, including the need to involve more experienced audit personnel and valuation specialists.

The primary procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of controls over the development and application of reasonable and supportable forecasts, including controls addressing:
o	The conceptual design of the reasonable and supportable forecasts methodology,
o	Significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables,
o	The accuracy of the reasonable and supportable forecasts calculation, including the completeness, accuracy and relevance of underlying data.

(Continued)

●	Substantively testing management’s process for the development and application of reasonable and supportable forecasts, including:
o	Evaluation of the conceptual design of the reasonable and supportable forecasts methodology,
o	Evaluation of significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables,
o	Evaluation of the accuracy of the reasonable and supportable forecasts calculation, including the completeness, accuracy and relevance of underlying data.

/s/ Crowe LLP

Crowe LLP

We have served as the Company's auditor since 2015.

Sacramento, California

February 25, 2021

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2020.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 49 and 93, respectively.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

The executive officers of the Company and Westamerica Bank serve at the pleasure of the Board of Directors and are subject to annual appointment by the Board at its first meeting following the Annual Meeting of Shareholders. It is anticipated that each of the executive officers listed in the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders will be reappointed to serve in such capacities at that meeting.

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K of the Securities Act of 1933) that is applicable to its senior financial officers including its chief executive officer, chief financial officer, and principal accounting officer.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2020:

	At December 31, 2020
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(In thousands, except exercise price)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	693	$61	1,131
Equity compensation plans not approved by security holders	-	N/A	-
Total	693	$61	1,131

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2021 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

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

4.1

Description of registered securities, incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission on February 28, 2020.

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

21	Subsidiaries of the registrant.
23.1	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover page of Westamerica Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Payne David L. Payne	Chairman of the Board and Directors President and Chief Executive Officer (Principal Executive Officer)	February 25, 2021

/s/ Jesse Leavitt Jesse Leavitt	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2021

/s/ Etta Allen Etta Allen	Director	February 25, 2021

/s/ Louis E. Bartolini Louis E. Bartolini	Director	February 25, 2021

/s/ E. Joseph Bowler E. Joseph Bowler	Director	February 25, 2021

/s/ Melanie Martella Chiesa Melanie Martella Chiesa	Director	February 25, 2021

/s/ Michele Hassid Michele Hassid	Director	February 25, 2021

/s/ Catherine C. MacMillan Catherine C. MacMillan	Director	February 25, 2021

/s/ Ronald A. Nelson Ronald A. Nelson	Director	February 25, 2021

/s/ Edward B. Sylvester Edward B. Sylvester	Lead Independent Director	February 25, 2021