Form 10-Q
period 2021-03-31
WESTAMERICA BANCORPORATION
filed 2021-05-05
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                                                                 No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of April 29, 2020
Common Stock, No Par Value	26,865,423

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

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statements in this report to reflect circumstances or events that occur after the date forward looking statements are made, except as may be required by law. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2020 and Part II – Item 1A of this report, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At March 31,	At December 31,
	2021	2020
	(In thousands)
Assets:
Cash and due from banks	$866,457	$621,275
Debt securities available for sale	3,990,570	4,063,185
Debt securities held to maturity, net of allowance for credit losses of $9 at March 31, 2021 and $9 at December 31, 2020 (Fair value of $480,549 at March 31, 2021 and $529,678 at December 31, 2020)	469,259	515,589
Loans	1,293,756	1,256,243
Allowance for credit losses on loans	(23,483)	(23,854)
Loans, net of allowance for credit losses on loans	1,270,273	1,232,389
Premises and equipment, net	32,216	32,813
Identifiable intangibles, net	1,035	1,104
Goodwill	121,673	121,673
Other assets	160,998	159,903
Total Assets	$6,912,481	$6,747,931

Liabilities:
Noninterest-bearing deposits	$2,798,542	$2,725,177
Interest-bearing deposits	3,125,291	2,962,802
Total deposits	5,923,833	5,687,979
Short-term borrowed funds	95,479	102,545
Other borrowed funds	1,681	-
Other liabilities	79,356	112,598
Total Liabilities	6,100,349	5,903,122

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,864 at March 31, 2021 and 26,807 at December 31, 2020	469,850	466,006
Deferred compensation	35	35
Accumulated other comprehensive income	68,901	114,412
Retained earnings	273,346	264,356
Total Shareholders' Equity	812,132	844,809
Total Liabilities and Shareholders' Equity	$6,912,481	$6,747,931

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the
	Three Months Ended
	March 31,
	2021	2020
	(In thousands,
	except per share data)
Interest and Fee Income:
Loans	$14,581	$13,809
Equity securities	110	103
Debt securities available for sale	24,889	21,315
Debt securities held to maturity	2,598	3,908
Interest-bearing cash	138	856
Total Interest and Fee Income	42,316	39,991
Interest Expense:
Deposits	459	434
Short-term borrowed funds	16	8
Total Interest Expense	475	442
Net Interest and Fee Income	41,841	39,549
Provision for Credit Losses	-	4,300
Net Interest and Fee Income After Provision For Credit Losses	41,841	35,249
Noninterest Income:
Service charges on deposit accounts	3,304	4,248
Merchant processing services	2,560	2,358
Debit card fees	1,601	1,468
Trust fees	801	777
ATM processing fees	601	579
Other service fees	469	506
Financial services commissions	70	125
Other noninterest income	783	1,587
Total Noninterest Income	10,189	11,648
Noninterest Expense:
Salaries and related benefits	12,665	13,018
Occupancy and equipment	4,880	4,932
Outsourced data processing services	2,390	2,405
Professional fees	942	389
Courier service	504	491
Amortization of identifiable intangibles	69	73
Other noninterest expense	3,456	3,356
Total Noninterest Expense	24,906	24,664
Income Before Income Taxes	27,124	22,233
Provision for income taxes	6,977	5,271
Net Income	$20,147	$16,962

Average Common Shares Outstanding	26,821	27,068
Average Diluted Common Shares Outstanding	26,842	27,139
Per Common Share Data:
Basic earnings	$0.75	$0.63
Diluted earnings	0.75	0.63
Dividends paid	0.41	0.41

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Net income	$20,147	$16,962
Other comprehensive loss:
Changes in net unrealized gains on debt securities available for sale	(64,614)	(36,744)
Deferred tax benefit	19,103	10,864
Changes in net unrealized gains on debt securities available for sale, net of tax	(45,511)	(25,880)
Total comprehensive loss	$(25,364)	$(8,918)

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income (Loss)	Earnings	Total
	(In thousands except per share data)

Balance, December 31, 2019	27,062	$465,460	$771	$26,051	$239,135	$731,417
Adoption of ASU 2016-13					52	52
Adjusted Balance, January 1, 2020	27,062	465,460	771	26,051	239,187	731,469
Net income for the period					16,962	16,962
Other comprehensive loss				(25,880)		(25,880)
Exercise of stock options	40	2,266				2,266
Restricted stock activity	10	534				534
Stock based compensation	-	525				525
Stock awarded to employees	-	21				21
Retirement of common stock	(180)	(3,105)			(6,142)	(9,247)
Dividends ($0.41 per share)					(11,104)	(11,104)
Balance, March 31, 2020	26,932	$465,701	$771	$171	$238,903	$705,546

Balance, December 31, 2020	26,807	$466,006	$35	$114,412	$264,356	$844,809
Net income for the period					20,147	20,147
Other comprehensive loss				(45,511)		(45,511)
Exercise of stock options	52	2,960				2,960
Restricted stock activity	9	526				526
Stock based compensation	-	368				368
Stock awarded to employees	-	56				56
Retirement of common stock	(4)	(66)			(166)	(232)
Dividends ($0.41 per share)					(10,991)	(10,991)
Balance, March 31, 2021	26,864	$469,850	$35	$68,901	$273,346	$812,132

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months
	Ended March 31,
	2021	2020
	(In thousands)
Operating Activities:
Net income	$20,147	$16,962
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	4,256	6,304
Credit loss provision	-	4,300
Net amortization of deferred net loan fees	(1,246)	(18)
Decrease (increase) in interest income receivable	1,961	(201)
Increase in income taxes payable	7,450	4,572
(Increase) decrease in deferred tax asset	(472)	879
Increase in other assets	(3,004)	(3,625)
Stock option compensation expense	368	525
Increase in interest expense payable	16	10
Increase in other liabilities	2,796	24,743
Net Cash Provided by Operating Activities	32,272	54,451

Investing Activities:
Net (disbursements) repayments of loans	(36,544)	4,545
Purchases of debt securities available for sale	(385,553)	(438,122)
Proceeds from sale/maturity/calls of debt securities available for sale	367,499	266,561
Proceeds from maturity/calls of debt securities held to maturity	45,447	55,112
Purchases of premises and equipment	(145)	(1,796)
Net Cash Used in Investing Activities	(9,296)	(113,700)

Financing Activities:
Net change in deposits	235,854	(13,195)
Net change in borrowings	(5,385)	21,736
Exercise of stock options	2,960	2,266
Retirement of common stock	(232)	(9,247)
Common stock dividends paid	(10,991)	(11,104)
Net Cash Provided by (Used in) Financing Activities	222,206	(9,544)
Net Change In Cash and Due from Banks	245,182	(68,793)
Cash and Due from Banks at Beginning of Period	621,275	373,421
Cash and Due from Banks at End of Period	$866,457	$304,628

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$3,301	$-
Securities purchases pending settlement	5,000	607
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	1,618	1,659
Interest paid for the period	459	432

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Note 2: Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, it is reasonably possible conditions could change materially affecting results of operations and financial conditions. Certain risks, uncertainties and other factors, including those discussed in Note 20 “Impact of COVID-19” to the consolidated financial statements and “Risk Factors” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 may cause actual future results to differ materially from the results discussed in this report on Form 10-Q.

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

Debt Securities. Debt securities consist of U.S. Treasury, government sponsored entities, states, counties, municipalities, corporations, agency and non-agency mortgage-backed securities, collateralized loan obligations and commercial paper. Securities transactions are recorded on a trade date basis. The Company classifies its debt securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value with unrealized gains and losses included in net income. Held to maturity debt securities are those securities which the Company has the ability and intent to hold until maturity. Held to maturity debt securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Securities not included in trading or held to maturity are classified as available for sale debt securities. Available for sale debt securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale debt securities are included in accumulated other comprehensive income. Accrued interest is recorded within other assets and reversed against interest income if it is not received.

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

A troubled debt restructuring (“TDR”) occurs when the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower it would not otherwise consider. The Company follows its general nonaccrual policy for TDRs. Performing TDRs are reinstated to accrual status when improvements in credit quality eliminate the doubt as to full collectability of both principal and interest. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020. The Consolidated Appropriations Act, 2021, extended the period during which banks may elect to deem that qualified loan modifications do not result in TDR classification through January 1, 2022.

Allowance for Credit Losses. The Company extends loans to commercial and consumer customers primarily in Northern and Central California. These lending activities expose the Company to the risk borrowers will default, causing loss. The Company’s lending activities are exposed to various qualitative risks. All loan segments are exposed to risks inherent in the economy and market conditions. Significant risk characteristics related to the commercial loan segment include the borrowers’ business performance and financial condition, and the value of collateral for secured loans. Significant risk characteristics related to the commercial real estate segment include the borrowers’ business performance and the value of properties collateralizing the loans. Significant risk characteristics related to the construction loan segment include the borrowers’ performance in successfully developing the real estate into the intended purpose and the value of the property collateralizing the loans. Significant risk characteristics related to the residential real estate segment include the borrowers’ financial wherewithal to service the mortgages and the value of the property collateralizing the loans. Significant risk characteristics related to the consumer loan segment include the financial condition of the borrowers and the value of collateral securing the loans.

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

Recently Adopted Accounting Standards

In the three months ended March 31, 2021, the Company adopted the following new accounting guidance:

FASB ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, was issued December 2019. The ASU is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions to the general principles in ASC Topic 740 related to intra-period tax allocation, simplifies when companies recognize deferred taxes in an interim period, and clarifies certain aspects of the current guidance to promote consistent application. This guidance effective for public entities for fiscal years beginning after December 15, 2020, and for interim period within those fiscal years, with early adoption permitted. The Company adopted the ASU provisions on January 1, 2021 and the adoption of the ASU provisions did not have a significant impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

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

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of cumulative other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $9 thousand, follows:

	At March 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities ("MBS")	$558,366	$19,124	$-	$577,490
Securities of U.S. Government entities	146	-	(1)	145
Obligations of states and political subdivisions	101,817	4,310	(10)	106,117
Corporate securities	2,076,354	79,548	(6,536)	2,149,366
Collateralized loan obligations	1,156,067	2,596	(1,211)	1,157,452
Total debt securities available for sale	3,892,750	105,578	(7,758)	3,990,570
Debt securities held to maturity
Agency residential MBS	212,463	5,623	(19)	218,067
Non-agency residential MBS	1,266	10	(7)	1,269
Obligations of states and political subdivisions	255,539	5,683	-	261,222
Total debt securities held to maturity	469,268	11,316	(26)	480,558
Total	$4,362,018	$116,894	$(7,784)	$4,471,128

	At December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential MBS	$630,174	$22,779	$(1)	$652,952
Securities of U.S. Government entities	154	-	-	154
Obligations of states and political subdivisions	105,679	5,332	(1)	111,010
Corporate securities	1,986,995	131,025	(42)	2,117,978
Commercial paper	24,983	7	-	24,990
Collateralized loan obligations	1,152,766	4,433	(1,098)	1,156,101
Total debt securities available for sale	3,900,751	163,576	(1,142)	4,063,185
Debt securities held to maturity
Agency residential MBS	240,332	6,852	(32)	247,152
Non-agency residential MBS	1,344	26	-	1,370
Obligations of states and political subdivisions	273,922	7,243	-	281,165
Total debt securities held to maturity	515,598	14,121	(32)	529,687
Total	$4,416,349	$177,697	$(1,174)	$4,592,872

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At March 31, 2021
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$222,016	$224,112	$49,319	$49,593
Over 1 to 5 years	851,915	894,939	129,579	132,526
Over 5 to 10 years	1,829,139	1,861,379	76,641	79,103
Over 10 years	431,314	432,650	-	-
Subtotal	3,334,384	3,413,080	255,539	261,222
MBS	558,366	577,490	213,729	219,336
Total	$3,892,750	$3,990,570	$469,268	$480,558

	At December 31, 2020
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$212,140	$213,715	$54,526	$54,927
Over 1 to 5 years	922,170	974,438	129,786	133,195
Over 5 to 10 years	1,767,747	1,851,184	89,610	93,043
Over 10 years	368,520	370,896	-	-
Subtotal	3,270,577	3,410,233	273,922	281,165
MBS	630,174	652,952	241,676	248,522
Total	$3,900,751	$4,063,185	$515,598	$529,687

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At March 31, 2021 and December 31, 2020, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At March 31, 2021
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	1	$95	$-	1	$15	$-	2	$110	$-
Securities of U.S. Government entities	1	145	(1)	-	-	-	1	145	(1)
Obligations of states and political subdivisions	5	2,420	(10)	-	-	-	5	2,420	(10)
Corporate securities	19	210,618	(6,515)	1	14,981	(21)	20	225,599	(6,536)
Collateralized loan obligations	49	359,104	(1,211)	-	-	-	49	359,104	(1,211)
Total	75	$572,382	$(7,737)	2	$14,996	$(21)	77	$587,378	$(7,758)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At March 31, 2021
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	2	$200	$-	3	$686	$(19)	5	$886	$(19)
Non-agency residential MBS	1	680	(7)	-	-	-	1	680	(7)
Total	3	$880	$(7)	3	$686	$(19)	6	$1,566	$(26)

Based upon the most recent evaluation, the unrealized losses on the Company’s debt securities available for sale were most likely caused by market conditions for these types of investments, particularly changes in risk-free interest rates and/or market bid-ask spreads. The Company does not intend to sell any debt securities available for sale and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. Therefore, the Company does not consider these debt securities to have credit related loss as of March 31, 2021.

The fair values of debt securities available for sale could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for debt securities declines. As a result, significant credit loss on debt securities available for sale may occur in the future.

As of March 31, 2021 and December 31, 2020, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $844,502 thousand and $888,577 thousand, respectively.

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

The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, and, for mortgage-backed and asset-backed securities, collateral levels, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by a major rating agency. One corporate bond with an amortized cost of $15.0 million and a fair value of $14.98 million at March 31, 2021, is rated below investment grade. The $14.98 million corporate bond was issued by a pharmaceutical company which develops, manufactures and markets generic and branded human pharmaceuticals, as well as active pharmaceutical ingredients, to customers worldwide. The bond matures in July 2021. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

	For the Three Months Ended March 31,
	2021	2020
	(In thousands)
Allowance for credit losses:
Balance, end of prior period	$9	$-
Impact of adopting ASU 2016-13	-	16
Beginning balance	9	16
Provision	-	-
Chargeoffs	-	-
Recoveries	-	-
Total ending balance	$9	$16

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

The following table summarizes the amortized cost of debt securities held to maturity at March 31, 2021, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At March 31, 2021
	AAA/AA/A	BBB	BB/B/NR	Total
	(In thousands)
Agency residential MBS	$212,463	$-	$-	$212,463
Non-agency residential MBS	325	-	941	1,266
Obligations of states and political subdivisions	227,479	21,821	6,239	255,539
Total	$440,267	$21,821	$7,180	$469,268

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of March 31, 2021.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months
	Ended March 31,
	2021	2020
	(In thousands)

Taxable	$25,198	$21,964
Tax-exempt from regular federal income tax	2,399	3,362
Total interest income from investment securities	$27,597	$25,326

[The remainder of this page intentionally left blank]

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At March 31,	At December 31,
	2021	2020
	(In thousands)
Commercial:
Paycheck Protection Program ("PPP") loans	$232,898	$186,945
Other	215,744	207,861
Total Commercial	448,642	394,806
Commercial Real Estate	548,802	564,300
Construction	115	129
Residential Real Estate	21,552	23,471
Consumer Installment & Other	274,645	273,537
Total	$1,293,756	$1,256,243

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2021
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$9,205	$5,660	$6	$47	$8,936	$23,854
Provision (reversal)	336	(167)	-	(4)	(165)	-
Chargeoffs	-	-	-	-	(929)	(929)
Recoveries	13	12	-	-	533	558
Total allowance for credit losses	$9,554	$5,505	$6	$43	$8,375	$23,483

The growth in commercial loan balances was due to originations of Paycheck Protection Program (“PPP”) loans which are 100% guaranteed by the Small Business Administration (“SBA”). PPP loan proceeds used for eligible payroll and certain other operating costs are to be forgiven with repayment of loan principal and accrued interest made by the SBA. Management does not expect credit losses on PPP loans.

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2020
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASU 2016-13	$4,959	$4,064	$109	$206	$6,445	$3,701	$19,484
Impact of adopting ASU 2016-13	3,385	618	(31)	(132)	1,878	(3,701)	2,017
Adjusted beginning balance	8,344	4,682	78	74	8,323	-	21,501
Provision (reversal)	27	59	29	(4)	4,189	-	4,300
Chargeoffs	(178)	-	-	-	(1,395)	-	(1,573)
Recoveries	143	12	-	-	421	-	576
Total allowance for credit losses	$8,336	$4,753	$107	$70	$11,538	$-	$24,804

The significant increase in the first quarter 2020 in the allowance for credit losses for consumer installment and other loans was due to expected credit losses associated with forecasted unemployment.

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At March 31, 2021
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$440,277	$531,702	$115	$20,215	$272,291	$1,264,600
Substandard	8,365	17,100	-	1,337	1,520	28,322
Doubtful	-	-	-	-	596	596
Loss	-	-	-	-	238	238
Total	$448,642	$548,802	$115	$21,552	$274,645	$1,293,756

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2020
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$386,144	$545,398	$129	$22,105	$270,925	$1,224,701
Substandard	8,662	18,902	-	1,366	1,498	30,428
Doubtful	-	-	-	-	543	543
Loss	-	-	-	-	571	571
Total	$394,806	$564,300	$129	$23,471	$273,537	$1,256,243

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At March 31, 2021
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$448,428	$214	$-	$-	$-	$448,642
Commercial real estate	543,356	2,028	-	-	3,418	548,802
Construction	115	-	-	-	-	115
Residential real estate	20,863	538	-	-	151	21,552
Consumer installment and other	272,039	1,590	482	132	402	274,645
Total	$1,284,801	$4,370	$482	$132	$3,971	$1,293,756

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2020
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$394,004	$713	$6	$-	$83	$394,806
Commercial real estate	560,580	-	-	-	3,720	564,300
Construction	129	-	-	-	-	129
Residential real estate	22,269	770	271	-	161	23,471
Consumer installment and other	270,240	2,010	472	450	365	273,537
Total	$1,247,222	$3,493	$749	$450	$4,329	$1,256,243

There was no allowance for credit losses allocated to loans on nonaccrual status as of March 31, 2021 and December 31, 2020. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2021 and December 31, 2020.

The following tables provide information on troubled debt restructurings (TDRs):

	Troubled Debt Restructurings
	At March 31, 2021
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	4	$7,545	$5,049	$-
Residential real estate	1	241	178	-
Total	5	$7,786	$5,227	$-

	Troubled Debt Restructurings
	At December 31, 2020
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	6	$8,367	$6,040	$-
Residential real estate	1	241	181	-
Total	7	$8,608	$6,221	$-

During the three months ended March 31, 2021, the Company did not modify any loans that were considered troubled debt restructurings for accounting purposes. Section 4013 of the CARES Act allowed certain loan modifications for borrowers impacted by the COVID-19 pandemic to be excluded from TDR accounting. During the three months ended March 31, 2021, the Company modified loans under Section 4013 of the CARES Act, granting 90 day deferrals of principal and interest payments. As of March 31, 2021,loans deferred under the CARES Act that are not considered TDRs included one commercial real estate loan with deferred payments totaling $2.3 million for a borrower in the hospitality industry, and consumer loans totaling $1.8 million. During the three months ended March 31, 2020, the Company did not modify any loans that were considered troubled debt restructurings including those under the CARES Act. There were no chargeoffs related to troubled debt restructurings made during the three months ended March 31, 2021 and March 31, 2020. During the three months ended March 31, 2021 and March 31, 2020, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

TDRs of $5,227 thousand included a loan with a balance of $3,120 thousand on nonaccrual status at March 31, 2021. No allowance for credit losses was allocated to one commercial real estate loan secured by real property with a balance of $3,120 thousand, which was considered collateral-dependent at March 31, 2021. Four other commercial real estate loans totaling $7.6 million were secured by real property and considered collateral-dependent at March 31, 2021. At March 31, 2021, $108 thousand of indirect consumer installment loans secured by personal property were past due 90 days or more and considered collateral-dependent and four residential real estate loans totaling $365 thousand secured by real property were considered collateral-dependent. There were no other collateral-dependent loans at March 31, 2021. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral.

TDRs of $6,221 thousand included a loan with a balance of $3,420 thousand on nonaccrual status at December 31, 2020. No allowance for credit losses was allocated to one commercial real estate loan secured by real property with a balance of $3,420 thousand, which was considered collateral-dependent at December 31, 2020. Four other commercial real estate loans totaling $7.6 million were secured by real property and considered collateral-dependent at December 31, 2020. At December 31, 2020, $446 thousand of indirect consumer installment loans secured by personal property were past due 90 days or more and considered collateral-dependent and two residential real estate loans totaling $346 thousand secured by real property were considered collateral-dependent. There were no other collateral-dependent loans at December 31, 2020.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At March 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$43,588	$9,477	$18,031	$35,795	$174,758	$117,247	$398,896	$41,381	$440,277
Substandard	38	-	-	-	7,409		7,447	918	8,365
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$43,626	$9,477	$18,031	$35,795	$182,167	$117,247	$406,343	$42,299	$448,642

	At March 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$157,240	$97,374	$84,990	$82,072	$89,094	$20,932	$531,702	$-	$531,702
Substandard	14,124	104	-	2,036	836	-	17,100	-	17,100
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$171,364	$97,478	$84,990	$84,108	$89,930	$20,932	$548,802	$-	$548,802

	At March 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade
Pass	$-	$-	$-	$-	$-	$-	$-	$115	$115
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$115	$115

	At March 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Residential Real Estate loans by grade
Pass	$20,215	$-	$-	$-	$-	$-	$20,215	$-	$20,215
Substandard	1,337	-	-	-	-	-	1,337	-	1,337
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$21,552	$-	$-	$-	$-	$-	$21,552	$-	$21,552

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At March 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$18,845	$18,423	$41,914	$56,114	$81,237	$29,526	$246,059	$25,980	$272,039
30-59 days past due	133	99	390	358	427	51	1,458	132	1,590
60-89 days past due	48	39	21	223	106	-	437	45	482
Past due 90 days or more	21	-	41	13	53	-	128	4	132
Nonaccrual	37	-	-	-	-	-	37	365	402
Total	$19,084	$18,561	$42,366	$56,708	$81,823	$29,577	$248,119	$26,526	$274,645

There were no loans held for sale at March 31, 2021, and December 31, 2020.

The Company held no other real estate owned (OREO) at March 31, 2021 and December 31, 2020. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $365 thousand at March 31, 2021 and $346 thousand at December 31, 2020.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank. At March 31, 2021, the Bank did not have credit extended to any one entity exceeding these limits. At March 31, 2021, the Bank had 31 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $36,082 thousand and $37,456 thousand at March 31, 2021 and December 31, 2020, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At March 31, 2021, the Bank held corporate bonds in 94 issuing entities that exceeded $5 million for each issuer.

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At March 31,	At December 31,
	2021	2020
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	61,070	60,444
Right-of-use asset	20,609	18,832
Limited partnership investments	17,637	18,335
Interest receivable	31,061	33,022
Prepaid assets	4,197	4,572
Other assets	12,197	10,471
Total other assets	$160,998	$159,903

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

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. On September 30, 2019, Visa Inc. announced a revised conversion rate applicable to its class B common stock resulting from its September 27, 2019 deposit of funds into its litigation escrow account. This funding reduced the conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, from 1.6298 to 1.6228 per share, effective as of September 27, 2019. Visa Inc. class A common stock had a closing price of $211.73 per share on March 31, 2021, the last day of stock market trading for the first quarter 2021. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At March 31, 2021, this investment totaled $17,637 thousand and $11,240 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2020, this investment totaled $18,335 thousand and $12,202 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At March 31, 2021, the $11,240 thousand of outstanding equity capital commitments are expected to be paid as follows, $2,098 thousand in the remainder of 2021, $4,908 thousand in 2022, $3,485 thousand in 2023, $96 thousand in 2024, $81 thousand in 2025, $74 thousand in 2026, and $498 thousand in 2027 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Investment loss included in pre-tax income	$600	$600
Tax credits recognized in provision for income taxes	200	225

Other liabilities consisted of the following:

	At March 31,	At December 31,
	2021	2020
	(In thousands)
Net deferred tax liability	$6,204	$25,778
Operating lease liability	20,609	18,832
Securities purchases pending settlement	5,000	29,000
Other liabilities	47,543	38,988
Total other liabilities	$79,356	$112,598

The net deferred tax liability at March 31, 2021 of $6,204 thousand was net of deferred tax benefits of $22,715 thousand, included deferred tax obligations of $28,919 thousand related to unrealized gains of $97,820 thousand on available for sale debt securities. The deferred tax liability at December 31, 2020 of $25,778 thousand, net of deferred tax benefits of $22,805 thousand, included deferred tax obligations of $48,021 thousand related to unrealized gains of $162,434 thousand on available for sale debt securities.

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of March 31, 2021.

As of March 31, 2021, the Company recorded a lease liability of $20,609 thousand and a right-of-use asset of $20,609 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 4.6 years and 1.83%, respectively, at March 31, 2021. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of March 31, 2021.

Total lease costs were $1,654 thousand and $1,659 thousand in the three months ended March 31, 2021 and March 31, 2020, respectively, and were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the three months ended March 31, 2021 and March 31, 2020.

[The remainder of this page intentionally left blank]

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At March 31,
2021
(In thousands)
2021	$4,503
2022	5,331
2023	4,619
2024	3,025
2025	1,795
Thereafter	2,114
Total minimum lease payments	21,387
Less: discount	(778)
Present value of lease liability	$20,609

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three months ended March 31, 2021 and year ended December 31, 2020. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three months ended March 31, 2021 and year ended December 31, 2020 no such adjustments were recorded.

The carrying values of goodwill were:

	At March 31, 2021	At December 31, 2020
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At March 31, 2021		At December 31, 2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(55,773)	$56,808	$(55,704)

[The remainder of this page intentionally left blank]

As of March 31, 2021, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the three months ended March 31, 2021 (actual)	$69
Estimate for the remainder of 2021	200
Estimate for year ending December 31, 2022	252
2023	236
2024	222
2025	125

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At March 31,	At December 31,
	2021	2020
	(In thousands)
Noninterest-bearing	$2,798,542	$2,725,177
Interest-bearing:
Transaction	1,179,484	1,102,601
Savings	1,791,636	1,703,812
Time deposits less than $100 thousand	78,180	79,825
Time deposits $100 thousand through $250 thousand	49,657	49,323
Time deposits more than $250 thousand	26,334	27,241
Total deposits	$5,923,833	$5,687,979

Demand deposit overdrafts of $1,194 thousand and $682 thousand were included as loan balances at March 31, 2021 and December 31, 2020, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $78 thousand in the three months ended March 31, 2021 and $79 thousand in the three months ended March 31, 2020.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At March 31,	At December 31,
	2021	2020
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$58,799	$67,019
Corporate securities	181,119	188,195
Total collateral carrying value	$239,918	$255,214
Total short-term borrowed funds	$95,479	$102,545

[The remainder of this page intentionally left blank]

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

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At March 31, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities (MBS)	$577,490	$-	$577,490	$-
Securities of U.S. Government entities	145	-	145	-
Obligations of states and political subdivisions	106,117	-	106,117	-
Corporate securities	2,149,366	-	2,149,366	-
Collateralized loan obligations	1,157,452	-	1,157,452	-
Total debt securities available for sale	$3,990,570	$-	$3,990,570	$-

(1)	There were no transfers in to or out of level 3 during the three months ended March 31, 2021.

	At December 31, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
Agency residential MBS	$652,952	$-	$652,952	$-
Securities of U.S. Government entities	154	-	154	-
Obligations of states and political subdivisions	111,010	-	111,010	-
Corporate securities	2,117,978	-	2,117,978	-
Commercial paper	24,990	-	24,990	-
Collateralized loan obligations	1,156,101	-	1,156,101	-
Total debt securities available for sale	$4,063,185	$-	$4,063,185	$-

(1)	There were no transfers in to or out of level 3 during the year ended December 31, 2020.

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower of cost or fair value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at March 31, 2021 and December 31, 2020, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Three
					Months Ended
	At March 31, 2021				March 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial	$5,186	$-	$-	$5,186	$-
Commercial real estate	3,410	-	-	3,410	-
Residential real estate	177	-	-	177	-
Total assets measured at fair value on a nonrecurring basis	$8,773	$-	$-	$8,773	$-

					For the
					Year Ended
	At December 31, 2020				December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial	$5,270	$-	$-	$5,270	$-
Commercial real estate	3,710	-	-	3,710	-
Residential real estate	181	-	-	181	-
Total assets measured at fair value on a nonrecurring basis	$9,161	$-	$-	$9,161	$-

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

[The remainder of this page intentionally left blank]

	At March 31, 2021
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$866,457	$866,457	$866,457	$-	$-
Debt securities held to maturity	469,259	480,549	-	480,549	-
Loans	1,270,273	1,288,836	-	-	1,288,836

Financial Liabilities:
Deposits	$5,923,833	$5,923,808	$-	$5,769,662	$154,146
Short-term borrowed funds	95,479	95,479	-	95,479	-
Other borrowed funds	1,681	1,681	-	1,681	-

	At December 31, 2020
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$621,275	$621,275	$621,275	$-	$-
Debt securities held to maturity	515,589	529,678	-	529,678	-
Loans	1,232,389	1,290,938	-	-	1,290,938

Financial Liabilities:
Deposits	$5,687,979	$5,688,049	$-	$5,531,590	$156,459
Short-term borrowed funds	102,545	102,545	-	102,545	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not cancellable unconditionally by the Company aggregated $36,082 thousand at March 31, 2021. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $264,131 thousand at March 31, 2021 and $277,878 thousand at December 31, 2020. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $4,062 thousand at March 31, 2021 and $2,357 thousand at December 31, 2020. The Company had no commitments outstanding for commercial and similar letters of credit at March 31, 2021 and December 31, 2020. The Company had $580 thousand in outstanding full recourse guarantees to a 3rd party credit card company at March 31, 2021 and December 31, 2020. At March 31, 2021, the Company had a reserve for unfunded commitments of $101 thousand for the above-mentioned loan commitments of $36,082 thousand that are not cancellable unconditionally by the Company. The Company’s reserve for unfunded commitments was $101 thousand at December 31, 2020. The reserve for unfunded commitments is included in other liabilities.

The Company determined that it will be obligated to provide refunds of revenue recognized in years prior to 2018 to some customers. The Company initially estimated the probable amount of these obligations to be $5,542 thousand and accrued a liability for such amount in 2017; based on additional information received in the second quarter 2019, the Company increased such liability to $5,843 thousand by recognizing an expense of $301 thousand. The Company paid $385 thousand during the quarter ended March 31, 2021 and $4,410 thousand during the year ended December 31, 2020 to customers eligible for refunds. The remaining accrued obligations at March 31, 2021 totaled $1,048 thousand, included in other liabilities.

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

	For the Three Months Ended
	March 31,
	2021	2020
	(In thousands, except per share data)
Net income (numerator)	$20,147	$16,962
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,821	27,068
Basic earnings per common share	$0.75	$0.63
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,821	27,068
Add common stock equivalents for options	21	71
Weighted average number of common shares outstanding - diluted (denominator)	26,842	27,139
Diluted earnings per common share	$0.75	$0.63

For the three months ended March 31, 2021 and 2020, options to purchase 598 thousand and 514 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months Ended
	March 31,		December 31,
	2021	2020	2020
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)(1)	$42,583	$40,547	$43,292
Provision for Credit Losses	-	4,300	-
Noninterest Income	10,189	11,648	13,959
Noninterest Expense	24,906	24,664	24,545
Income Before Income Taxes (FTE)(1)	27,866	23,231	32,706
Provision for Income Taxes (FTE)(1)	7,719	6,269	8,868
Net Income	$20,147	$16,962	$23,838

Average Common Shares Outstanding	26,821	27,068	26,838
Average Diluted Common Shares Outstanding	26,842	27,139	26,849
Common Shares Outstanding at Period End	26,864	26,932	26,807

Per Common Share:
Basic Earnings	$0.75	$0.63	$0.89
Diluted Earnings	0.75	0.63	0.89
Book Value Per Common Share	30.23	26.20	31.51

Financial Ratios:
Return On Assets	1.23%	1.21%	1.44%
Return On Common Equity	11.11%	9.67%	13.16%
Net Interest Margin (FTE)(1)	2.74%	3.10%	2.81%
Net Loan Chargeoffs to Average Loans	0.12%	0.36%	0.09%
Efficiency Ratio(2)	47.2%	47.3%	42.9%

Average Balances:
Assets	$6,650,164	$5,655,460	$6,562,753
Loans	1,251,540	1,123,934	1,286,480
Investments	4,440,621	3,845,885	4,430,592
Deposits	5,748,070	4,828,988	5,655,768
Shareholders' Equity	735,496	705,330	720,473

Period End Balances:
Assets	$6,912,481	$5,628,126	$6,747,931
Loans	1,293,756	1,121,243	1,256,243
Investments	4,459,838	3,892,526	4,578,783
Deposits	5,923,833	4,799,426	5,687,979
Shareholders' Equity	812,132	705,546	844,809

Capital Ratios at Period End:
Total Risk Based Capital	16.88%	15.81%	16.68%
Tangible Equity to Tangible Assets	10.15%	10.58%	10.90%

Dividends Paid Per Common Share	$0.41	$0.41	$0.41
Common Dividend Payout Ratio	55%	66%	46%

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

Financial Overview

Westamerica Bancorporation and subsidiaries’ (collectively, the “Company”) reported net income of $20.1 million or $0.75 diluted earnings per common share (“EPS”), including “make-whole” interest income on corporate bonds redeemed prior to maturity of $700 thousand. First quarter 2021 results compare with net income of $17.0 million or $0.63 EPS for the first quarter 2020 and $23.8 million or $0.89 EPS for the fourth quarter 2020.

The Company’s primary and wholly-owned subsidiary bank, Westamerica Bank (the “Bank”), continued to support the Bank’s customers during the pandemic. The Bank originated $91 million in loans under the second round of the Paycheck Protection Program (“PPP”) during the first quarter 2021. PPP loans meaningfully increased interest-earning assets and related interest and fee income. The Bank continues to work with loan customers requesting deferral of loan payments due to economic weakness caused by the pandemic. At March 31, 2021, loans granted deferrals under the CARES Act included consumer loans totaling $1.8 million and one hospitality industry commercial real estate loan with a balance of $2.3 million. The results for the first quarter 2020 include a provision for credit losses of $4.3 million, which reduced EPS $0.11, representing Management’s estimate of additional reserves needed over the remaining life of its loans due to increased credit-risk from deteriorating economic conditions caused by the COVID-19 pandemic. Results for the fourth quarter 2020 include a $3.5 million gain on sale of a closed branch building, “make-whole” interest income of $1.9 million on corporate bonds redeemed before maturity, and a customary adjustment to the tax provision for filed 2019 tax returns, which increased EPS $0.15.

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

The Company’s significant accounting policies (see Note 1, “Summary of Significant Accounting Policies,” to Financial Statements in the Company’s 2020 Form 10-K and Note 2 “Summary of Significant Accounting Policies” in this Form 10-Q) are fundamental to understanding the Company’s results of operations and financial condition. Certain risks, uncertainties and other factors, including those discussed in Note 20 “Impact of COVID-19” to the consolidated financial statements included in, and “Risk Factors” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 may cause actual future results to differ materially from the results discussed in this report on Form 10-Q.

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2021	2020	2020
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$42,583	$40,547	$43,292
Provision for credit losses	-	4,300	-
Noninterest income	10,189	11,648	13,959
Noninterest expense	24,906	24,664	24,545
Income before taxes (FTE)	27,866	23,231	32,706
Income tax provision (FTE)	7,719	6,269	8,868
Net income	$20,147	$16,962	$23,838

Average diluted common shares	26,842	27,139	26,849
Diluted earnings per common share	$0.75	$0.63	$0.89

Average total assets	$6,650,164	$5,655,460	$6,562,753
Net income to average total assets (annualized)	1.23%	1.21%	1.44%
Net income to average common shareholders' equity (annualized)	11.11%	9.67%	13.16%

Net income for the first quarter 2021 increased $3.2 million compared with the first quarter 2020. Net interest and loan fee income (FTE) increased $2.0 million in the first quarter 2021 compared with the first quarter 2020 mainly due to higher average balances of investments and PPP loans, partially offset by lower yield on interest-earning assets and loan payoffs and paydowns. Additionally, first quarter 2021 results include “make-whole” interest income on corporate bonds redeemed prior to maturity of $700 thousand. The first quarter 2021 provision for credit losses was zero, reflecting Management's evaluation of credit risk over the remaining life of loans and bonds. Results for the first quarter 2020, include a provision of credit losses of $4.3 million, which reduced EPS $0.11, representing Management estimate of additional reserves needed over the remaining life of its loans due to credit-risk from economic weakness caused by the COVID-19 pandemic. First quarter 2021 noninterest income decreased $1.5 million compared with first quarter 2020 due to lower fees on overdrawn accounts and analyzed accounts and because first quarter 2020 included $603 thousand in excess of amounts charged-off in prior periods on a purchased loan. First quarter 2021 noninterest expense increased $242 thousand due to higher professional fees and FDIC assessments. First quarter 2020 FDIC assessments were reduced by a $246 thousand FDIC assessment credit. The increases were partially offset by lower salaries due to attrition. The tax rate (FTE) was 27.7% for the first quarter 2021 and 27.0% for the first quarter 2020.

Comparing the first quarter 2021 with the fourth quarter 2020 net income decreased $3.7 million. Net interest and loan fee (FTE) income decreased $709 thousand due to lower average balances of PPP loans and lower yield on interest-earning assets. Results for the first quarter include “make-whole” interest income on corporate bonds redeemed prior to maturity of $700 thousand compared with $1.9 million for the fourth quarter. The provision for credit losses remained zero in the first quarter 2021 and the fourth quarter 2020, reflecting Management's evaluation of credit risk over the remaining life of loans and bonds. In the first quarter 2021 noninterest income decreased $3.8 million primarily because fourth quarter 2020 results include a $3.5 million gain on sale of a closed branch building. In the first quarter 2021 noninterest expense increased $361 thousand compared with the fourth quarter 2020 due to higher payroll taxes, employee benefits, and professional fees. The tax rate (FTE) was 27.7% for the first quarter 2021 and 27.1% for the fourth quarter 2020.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2021	2020	2020
	(In thousands)
Interest and loan fee income	$42,316	$39,991	$42,961
Interest expense	475	442	481
FTE adjustment	742	998	812
Net interest and loan fee income (FTE)	$42,583	$40,547	$43,292

Average earning assets	$6,244,622	$5,242,142	$6,156,749
Net interest margin (FTE) (annualized)	2.74%	3.10%	2.81%

Net interest and loan fee income (FTE) increased $2.0 million in the first quarter 2021 compared with the first quarter 2020 mainly due to higher average balances of investments (up $595 million) and PPP loans (up $189 million), partially offset by lower yield on interest-earning assets (down 0.36%) and loan payoffs and paydowns. First quarter 2021 results include “make-whole” interest income on corporate bonds redeemed prior to maturity of $700 thousand.

Net interest and loan fee (FTE) income decreased $709 thousand due to lower average balances of PPP loans (down $39 million), lower yield on interest-earning assets (down 0.07%) and loan payoffs and paydowns. Results for the first quarter include “make-whole” interest income on corporate bonds redeemed prior to maturity of $700 thousand compared with $1.9 million for the fourth quarter.

The annualized net interest margin (FTE) was 2.74% in the first quarter 2021, 3.10% in the first quarter 2020 and 2.81% in the fourth quarter 2020.

The Company’s funding costs were 0.03% in the first quarter 2021 and the first and fourth quarters of 2020. Average balances of checking and saving deposits accounted for 97.3% of average total deposits in the first quarter 2021, 96.5% in the first quarter 2020 and 97.2% in the fourth quarter 2020.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months Ended
	March 31,		December 31,
	2021	2020	2020

Yield on earning assets (FTE)	2.77%	3.13%	2.84%
Rate paid on interest-bearing liabilities	0.06%	0.07%	0.06%
Net interest spread (FTE)	2.71%	3.06%	2.78%
Impact of noninterest-bearing funds	0.03%	0.04%	0.03%
Net interest margin (FTE)	2.74%	3.10%	2.81%

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2021
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,079,472	$25,198	2.47%
Tax-exempt (1)	361,149	3,038	3.36%
Total investments (1)	4,440,621	28,236	2.54%
Loans:
Taxable
Paycheck Protection Program ("PPP") loans	188,971	1,853	3.98%
Other taxable	1,011,975	12,339	4.95%
Total taxable	1,200,946	14,192	4.79%
Tax-exempt (1)	50,594	492	3.94%
Total loans (1)	1,251,540	14,684	4.76%
Total interest-bearing cash	552,461	138	0.10%
Total Interest-earning assets (1)	6,244,622	43,058	2.77%
Other assets	405,542
Total assets	$6,650,164

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,713,632	$-	-%
Savings and interest-bearing transaction	2,877,575	339	0.05%
Time less than $100,000	85,622	42	0.20%
Time $100,000 or more	71,241	78	0.44%
Total interest-bearing deposits	3,034,438	459	0.06%
Short-term borrowed funds	95,575	16	0.07%
Other borrowed funds	214	-	0.35%
Total interest-bearing liabilities	3,130,227	475	0.06%
Other liabilities	70,809
Shareholders' equity	735,496
Total liabilities and shareholders' equity	$6,650,164
Net interest spread (1) (2)			2.71%
Net interest and fee income and interest margin (1) (3)		$42,583	2.74%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended December 31, 2020
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,034,072	$25,200	2.50%
Tax-exempt (1)	396,520	3,358	3.39%
Total investments (1)	4,430,592	28,558	2.58%
Loans:
Taxable
PPP loans	227,828	2,342	4.08%
Other taxable	1,008,393	12,267	4.84%
Total taxable	1,236,221	14,609	4.70%
Tax-exempt (1)	50,259	494	3.91%
Total loans (1)	1,286,480	15,103	4.67%
Total interest-bearing cash	439,677	112	0.10%
Total Interest-earning assets (1)	6,156,749	43,773	2.84%
Other assets	406,004
Total assets	$6,562,753

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,736,348	$-	-%
Savings and interest-bearing transaction	2,759,607	336	0.05%
Time less than $100,000	88,507	45	0.20%
Time $100,000 or more	71,306	81	0.45%
Total interest-bearing deposits	2,919,420	462	0.06%
Short-term borrowed funds	114,820	19	0.07%
Total interest-bearing liabilities	3,034,240	481	0.06%
Other liabilities	71,692
Shareholders' equity	720,473
Total liabilities and shareholders' equity	$6,562,753
Net interest spread (1) (2)			2.78%
Net interest and fee income and interest margin (1) (3)		$43,292	2.81%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2021
	Compared with
	For the Three Months Ended March 31, 2020
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$4,944	$(1,710)	$3,234
Tax-exempt (1)	(1,278)	57	(1,221)
Total investments (1)	3,666	(1,653)	2,013
Loans:
Taxable:
PPP loans	1,853	-	1,853
Other	(899)	(193)	(1,092)
Total taxable	954	(193)	761
Tax-exempt (1)	39	(26)	13
Total loans (1)	993	(219)	774
Total interest-bearing cash	868	(1,586)	(718)
Total increase (decrease) in interest and loan fee income (1)	5,527	(3,458)	2,069
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	52	(14)	38
Time less than $100,000	(5)	(7)	(12)
Time $100,000 or more	(3)	2	(1)
Total interest-bearing deposits	44	(19)	25
Short-term borrowed funds	10	(2)	8
Other borrowed funds	-	-	-
Total increase (decrease) in interest expense	54	(21)	33
Increase (decrease) in net interest and loan fee income (1)	$5,473	$(3,437)	$2,036

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2021
	Compared with
	For the Three Months Ended December 31, 2020
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$284	$(286)	$(2)
Tax-exempt (1)	(300)	(20)	(320)
Total investments (1)	(16)	(306)	(322)
Loans:
Taxable:
PPP loans	(418)	(71)	(489)
Other	10	62	72
Total taxable	(408)	(9)	(417)
Tax-exempt (1)	(1)	(1)	(2)
Total loans (1)	(409)	(10)	(419)
Total interest-bearing cash	27	(1)	26
Total decrease in interest and loan fee income (1)	(398)	(317)	(715)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	9	(6)	3
Time less than $100,000	(3)	-	(3)
Time $100,000 or more	-	(3)	(3)
Total interest-bearing deposits	6	(9)	(3)
Short-term borrowed funds	(3)	-	(3)
Other borrowed funds	-	-	-
Total increase (decrease) in interest expense	3	(9)	(6)
Decrease in net interest and loan fee income (1)	$(401)	$(308)	$(709)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

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

The Company provided no provision for credit losses in the first quarter 2021 based on Management’s evaluation of credit quality and the adequacy of the allowance for credit losses. The Company recorded a provision of credit losses of $4.3 million in the first quarter 2020, which represented Management’s estimate of additional reserves needed over the remaining life of its loans due to credit-risk from weakened economic conditions caused by the COVID-19 pandemic. For further information regarding credit risk, net credit losses and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2021	2020	2020
	(In thousands)

Service charges on deposit accounts	$3,304	$4,248	$3,452
Merchant processing services	2,560	2,358	2,713
Debit card fees	1,601	1,468	1,643
Trust fees	801	777	765
ATM processing fees	601	579	570
Other service fees	469	506	457
Financial services commissions	70	125	66
Gains on sales of real property	-	-	3,536
Other noninterest income	783	1,587	757
Total	$10,189	$11,648	$13,959

First quarter 2021 noninterest income decreased $1.5 million compared with first quarter 2020 due to lower service charges on deposit accounts and because other noninterest income in the first quarter 2020 included $603 thousand in excess of amounts charged-off in prior periods on a purchased loan. Service charges on deposit accounts decreased $944 thousand due to declines in fees on overdrawn accounts and analyzed accounts. The decreases were partially offset by fees generated from increased transactions of merchant processing services and debit card.

First quarter 2021 noninterest income decreased $3.8 million compared with fourth quarter 2020 due to lower service charges on deposit accounts and because fourth quarter 2020 results included a $3.5 million gain on sale of a closed branch building.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2021	2020	2020
	(In thousands)

Salaries and related benefits	$12,665	$13,018	$12,291
Occupancy and equipment	4,880	4,932	4,900
Outsourced data processing services	2,390	2,405	2,359
Professional fees	942	389	722
Courier service	504	491	502
Amortization of identifiable intangibles	69	73	69
Other noninterest expense	3,456	3,356	3,702
Total	$24,906	$24,664	$24,545

First quarter 2021 noninterest expense increased $242 thousand compared with first quarter 2020 due to higher professional fees and FDIC assessments. First quarter 2020 FDIC assessments were reduced by a $246 thousand FDIC assessment credit. The increases were partially offset by lower salaries due to attrition.

In the first quarter 2021 noninterest expense increased $361 thousand compared with the fourth quarter 2020 due to higher payroll taxes, employee benefits, and professional fees.

Provision for Income Tax

The Company’s income tax provision (FTE) was $7.7 million for the first quarter 2021 compared with $6.3 million for the first quarter 2020 and $8.9 million for the fourth quarter 2020, representing effective tax rates (FTE) of 27.7%, 27.0% and 27.1%, respectively.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by agency and non-agency mortgage backed securities, state and political subdivisions, corporations, collateralized loan obligations, and other securities.

Management managed the investment securities portfolio in response to changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $4.5 billion at March 31, 2021 and $4.6 billion at December 31, 2020. The following table indicates the carrying values of investment securities in the Company’s portfolio by type as of the indicated dates. The Company adopted ASU 2016-13 effective January 1, 2020. Debt securities held to maturity of $469,268 thousand at December 31, 2021 and $515,598 thousand at December 31, 2020, are amortized cost before related reserve for expected credit losses of $9 thousand.

	At March 31, 2021		At December 31, 2020
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Agency residential mortgage-backed securities	$789,953	18%	$893,284	20%
Obligations of states and political subdivisions	361,656	8%	384,932	8%
Corporate securities	2,149,366	48%	2,117,978	46%
Commercial paper	-	-%	24,990	1%
Collateralized loan obligations	1,157,452	26%	1,156,101	25%
Other	1,411	-%	1,498	-%
Total	$4,459,838	100%	$4,578,783	100%

Debt securities available for sale	$3,990,570		$4,063,185
Debt securities held to maturity	469,268		515,598
Total	$4,459,838		$4,578,783

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

At March 31, 2021, substantially all of the Company’s investment securities continue to be investment grade rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in the Company’s internal analyses compared with the ratings assigned by the third party credit rating agencies.

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by credit rating:

	At March 31, 2021		At December 31, 2020
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
AAA	$21,772	1%	$21,905	1%
AA+	20,893	1%	20,979	1%
AA	20,150	1%	41,232	2%
AA-	77,527	3%	46,969	2%
A+	152,735	7%	153,917	7%
A	466,316	22%	374,155	18%
A-	338,379	16%	385,642	18%
BBB+	474,978	22%	489,677	23%
BBB	481,913	22%	486,108	23%
BBB-	79,722	4%	82,431	4%
Investment grade	2,134,385	99%	2,103,015	99%
Below investment grade	14,981	1%	14,963	1%
Total Corporate securities	$2,149,366	100%	$2,117,978	100%

The Company’s $14.98 million below investment grade corporate bond rated BB- at March 31, 2021 and $14.96 million corporate bond rated BB- at December 31, 2020, represents a bond of one pharmaceutical company which develops, manufactures and markets generic and branded human pharmaceuticals, as well as active pharmaceutical ingredients, to customers worldwide. The bond matures in July 2021.

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At March 31, 2021		At December 31, 2020
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,026,283	48%	$938,222	44%
Consumer, Non-cyclical	181,918	8%	184,069	9%
Utilities	173,378	8%	185,486	9%
Communications	167,294	8%	173,483	8%
Industrial	165,268	8%	188,803	9%
Technology	128,407	6%	130,725	6%
Basic Materials	116,312	5%	120,811	6%
Energy	99,098	5%	103,049	5%
Consumer, Cyclical	91,408	4%	93,330	4%
Total Corporate securities	$2,149,366	100%	$2,117,978	100%

[The remainder of this page intentionally left blank]

The following table summarizes total consumer, cyclical by sub-sector:

At March 31, 2021
Market value
($ in thousands)
Hotels	$-
Restaurants	20,975
Department Stores	-
Casinos	-
Airlines	-
Other	70,433
Total Consumer, Cyclical	$91,408

The Company’s $21.0 million in corporate bonds to issuers operating in the consumer cyclical – restaurant subsector represent bonds of one company which retails, roasts and provides its own brand of specialty coffee and other complementary products through retail locations worldwide and sells coffee through several distribution channels. The bonds mature in 2023. At March 31, 2021, the bonds were rated BBB and priced with an unrealized gain of $1.0 million.

	At March 31, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Energy	$95,579	$99,098
Industrial	158,979	165,268
Total	$254,558	$264,366

The $99.1 million (fair value) in corporate bonds in the energy sector are issued by four issuers at March 31, 2021. The $165.3 million (fair value) in corporate bonds in the industrial sector are issued by nine issuers at March 31, 2021.

The Company’s $1.2 billion (fair value) in collateralized loan obligations at March 31, 2021, include investments in 133 issues that are within the senior tranches of their respective fund securitization structures. All of the Company’s collateralized loan obligation investments are rated AAA or AA at March 31, 2021.

[The remainder of this page intentionally left blank]

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At March 31, 2021, the Company’s investment securities portfolios included securities issued by 297 state and local government municipalities and agencies located within 40 states. The largest exposure to any one municipality or agency was $8.1 million (fair value) represented by six general obligation bonds.

	At March 31, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$66,059	$68,275
Texas	18,917	19,389
Washington	16,184	16,791
Other (31 states)	158,999	163,630
Total general obligation bonds	$260,159	$268,085

Revenue bonds:
California	$17,575	$17,977
Kentucky	10,819	11,152
Indiana	9,342	9,498
Virginia	7,597	7,944
Colorado	6,301	6,488
Washington	6,221	6,318
Maryland	5,972	6,026
Other (19 states)	33,370	33,851
Total revenue bonds	97,197	99,254
Total obligations of states and political subdivisions	$357,356	$367,339

[The remainder of this page intentionally left blank]

At December 31, 2020, the Company’s investment securities portfolios included securities issued by 317 state and local government municipalities and agencies located within 40 states. The largest exposure to any one municipality or agency was $8.2 million (fair value) represented by six general obligation bonds.

	At December 31, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$67,386	$70,075
Texas	20,644	21,283
New Jersey	17,403	17,629
Washington	16,226	17,000
Other (32 states)	159,019	164,764
Total general obligation bonds	$280,678	$290,751

Revenue bonds:
California	$17,587	$18,054
Kentucky	10,822	11,210
Indiana	9,350	9,565
Virginia	7,604	8,019
Colorado	6,302	6,519
Washington	6,225	6,358
Maryland	5,972	6,043
Other (19 states)	35,061	35,656
Total revenue bonds	98,923	101,424
Total obligations of states and political subdivisions	$379,601	$392,175

At March 31, 2021 and December 31, 2020, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 19 revenue sources at March 31, 2021 and December 31, 2020. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At March 31, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$21,058	$21,325
Sewer	12,424	12,868
Sales tax	10,729	10,977
Lease (renewal)	9,206	9,489
Lease (abatement)	8,471	8,615
Other (14 sources)	35,309	35,980
Total revenue bonds by revenue source	$97,197	$99,254

[The remainder of this page intentionally left blank]

	At December 31, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$22,731	$23,095
Sewer	12,447	12,989
Sales tax	10,738	11,013
Lease (renewal)	9,209	9,545
Lease (abatement)	8,483	8,674
Other (14 sources)	35,315	36,108
Total revenue bonds by revenue source	$98,923	$101,424

See Note 3 to the unaudited consolidated financial statements for additional information related to the investment securities.

Loan Portfolio Credit Risk

The Company extends loans to commercial and consumer customers which expose the Company to the risk borrowers will default, causing loss. The Company’s lending activities are exposed to various qualitative risks. All loan segments are exposed to risks inherent in the economy and market conditions. Significant risk characteristics related to the commercial loan segment include the borrowers’ business performance and financial condition, and the value of collateral for secured loans. Significant risk characteristics related to the commercial real estate segment include the borrowers’ business performance and the value of properties collateralizing the loans. Significant risk characteristics related to the construction loan segment include the borrowers’ performance in successfully developing the real estate into the intended purpose and the value of the property collateralizing the loans. Significant risk characteristics related to the residential real estate segment include the borrowers’ financial wherewithal to service the mortgages and the value of the property collateralizing the loans. Significant risk characteristics related to the consumer loan segment include the financial condition of the borrowers and the value of collateral securing the loans.

During 2020 and the first quarter of 2021, the Bank processed customer PPP loan applications pursuant to the CARES Act. The United States Small Business Administration guarantees PPP loans; given this guarantee, the PPP loans are not considered to have default risk. The Company funded $249 million PPP loans in the second quarter 2020 and $91 million loans during the first quarter 2021 under the second round of the PPP. The outstanding balances of PPP loans, net of deferred fees and costs, were $233 million at March 31, 2021.

On April 7, 2020, the U.S. banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the CARES Act. The Bank has been actively working with consumer and commercial borrowers requesting deferral of loan payments, granting deferrals of principal and interest payments for 90 days. At March 31, 2021, consumer loans granted loan deferrals totaled $1.8 million and one commercial real estate loan with deferred payments totaled $2.3 million, in the hospitality industry.

The preparation of the financial statements requires Management to estimate the amount of expected losses in the loan portfolio and establish an allowance for credit losses. The allowance for credit losses is maintained by assessing or reversing a provision for credit losses through the Company’s earnings. In estimating credit losses, Management must exercise judgment in evaluating information deemed relevant, such as financial information regarding individual borrowers, overall loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other information. The amount of ultimate losses on the loan portfolio can vary from the estimated amounts. Management follows a systematic methodology to estimate loss potential in an effort to reduce the differences between estimated and actual losses.

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

	At March 31,		At December 31,
	2021	2020	2020
	(In thousands)

Nonperforming nonaccrual loans	$402	$419	$526
Performing nonaccrual loans	3,569	3,933	3,803
Total nonaccrual loans	3,971	4,352	4,329
Accruing loans 90 or more days past due	132	178	450
Total nonperforming loans	4,103	4,530	4,779
Other real estate owned	-	43	-
Total nonperforming assets	$4,103	$4,573	$4,779

At March 31, 2021, one loan secured by commercial real estate with a balance of $3.1 million was on nonaccrual status. The remaining seven nonaccrual loans held at March 31, 2021 had an average carrying value of $122 thousand.

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

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”). The following table summarizes allowance for credit losses at the dates indicated:

	At March 31,		At December 31,
	2021	2020	2020
	(In thousands)

Allowance for Credit Losses on Loans	$23,483	$24,804	$23,854
Allowance for Credit Losses on Held to Maturity Debt Securities	9	16	9
Total Allowance for Credit Losses	$23,492	$24,820	$23,863

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. The adoption of the ASU resulted in establishment of allowance for credit losses related to debt securities held to maturity of $16 thousand. It was reduced to $9 thousand at December 31, 2020, and at March 31, 2021, the outstanding amount for credit losses on debt securities held to maturity was $9 thousand.

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

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2021	2020	2020
	(In thousands)
Analysis of the Allowance for Credit Losses on Loans
Balance, end of prior period	$23,854	$19,484	$24,142
Adoption of ASU 2016-13	-	2,017	-
Balance, beginning of period	23,854	21,501	24,142
Provision for credit losses	-	4,300	7
Loans charged off:
Commercial	-	(178)	(58)
Consumer installment and other	(929)	(1,395)	(892)
Total chargeoffs	(929)	(1,573)	(950)
Recoveries of loans previously charged off:
Commercial	13	143	69
Commercial real estate	12	12	12
Consumer installment and other	533	421	574
Total recoveries	558	576	655
Net chargeoffs	(371)	(997)	(295)
Balance, end of period	$23,483	$24,804	$23,854

Net chargeoffs as a percentage of average total loans (annualized)	0.12%	0.36%	0.09%

Allowance for unfunded credit commitments	101	53	101

The Company's allowance for credit losses on loans is maintained at a level considered adequate to provide for expected losses based on historical loss rates adjusted for current and expected conditions over a forecast period. These include conditions unique to individual borrowers, as well as overall loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing and forecasted economic conditions, or credit protection agreements and other factors. Loans that share common risk characteristics are segregated into pools based on common characteristics, which is primarily determined by loan, borrower, or collateral type. Historical loss rates are determined for each pool. Loans that do not share risk characteristics with other loans in the pools are evaluated individually. See Note 2 to the unaudited consolidated financial statements for additional information.

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2021
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$9,205	$5,660	$6	$47	$8,936	$23,854
Provision (reversal)	336	(167)	-	(4)	(165)	-
Chargeoffs	-	-	-	-	(929)	(929)
Recoveries	13	12	-	-	533	558
Total allowance for credit losses	$9,554	$5,505	$6	$43	$8,375	$23,483

Management considers the $23.5 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of March 31, 2021.

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

Management monitors the Company’s interest rate risk using a purchased simulation model, which is periodically validated using supervisory guidance issued by the Board of Governors of the Federal Reserve System, SR 11-7 “Guidance on Model Risk Management.” Management measures its exposure to interest rate risk using both a static and dynamic composition of financial instruments. Within the static composition simulation, cash flows are assumed redeployed into like financial instruments at prevailing rates and yields, except cash flows from PPP loans are reinvested into interest-bearing cash. Within the dynamic composition simulation, Management makes assumptions regarding the expected change in the volume of financial instruments. Both simulations are used to measure expected changes in net interest income assuming various levels of change in market interest rates.

The Company’s asset and liability position was slightly “asset sensitive” at March 31, 2021, depending on the interest rate assumptions applied to each simulation model. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes.

At March 31, 2021, Management’s most recent measurements of estimated changes in net interest income were:

Static Simulation (balance sheet composition unchanged):
Assumed Immediate Parallel Shift in Interest Rates	+1.00%
First Year Change in Net Interest Income	+13.0%

Dynamic Simulation (balance sheet composition changes):
Assumed Change in Interest Rates Over 1 Year	+1.00%
First Year Change in Net Interest Income	+6.9%

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets in the quarter ended March 31, 2021 and in the year ended December 31, 2020. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary source of liquidity. The Company held $4.5 billion in total investment securities at March 31, 2021. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At March 31, 2021, such collateral requirements totaled approximately $845 million.

The Bank funded $249 million in PPP loans in the second quarter 2020 and $91 million in the first quarter 2021 by crediting loan proceeds to the borrower’s deposit accounts. PPP loans, net of deferred fees and costs, were $233 million at March 31, 2021. The Federal Reserve Board established the Paycheck Protection Program Liquidity Facility (“PPPLF”) to provide funding for eligible firms extending PPP loans. Under the PPPLF, the Bank must pledge PPP loans as collateral for PPPLF borrowings. Principal reductions on the pledged PPP loans must immediately result in principal reduction of the PPPLF borrowing.

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

Management continually monitors the Company’s cash levels. Loan demand from credit worthy borrowers will be dictated by economic and competitive conditions. The Company aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Company's sales efforts, delivery of superior customer service, PPP loan originations, new regulations and market conditions. The Company does not aggressively solicit higher-costing time deposits. Changes in interest rates, most notably rising interest rates or increased consumer spending, could impact deposit volumes. Depending on economic conditions, interest rate levels, liquidity management and a variety of other conditions, deposit growth may be used to fund loans or purchase investment securities. However, due to possible volatility in economic conditions, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $11 million in the quarter ended March 31, 2021 and $44 million in the year ended December 31, 2020 and retire common stock in the amount of $232 thousand and $16 million, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.1% for the quarter ended March 31, 2021 and 11.3% for the year ended December 31, 2020. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $3.0 million in the quarter ended March 31, 2021 and $2.8 million in year ended December 31, 2020.

The Company paid common dividends totaling $11 million in the quarter ended March 31, 2021 and $44 million in the year ended December 31, 2020, which represent dividends per common share of $0.41 and $1.64, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 4 thousand shares valued at $232 thousand in the quarter ended March 31, 2021 and 319 thousand shares valued at $16 million in the year ended December 31, 2020.

The Company's primary capital resource is shareholders' equity, which was $812 million and March 31, 2021 compared with $845 million at December 31, 2020. The Company's ratio of equity to total assets was 11.7% at March 31, 2021 and 12.5% at December 31, 2020.

The Company performs capital stress tests on a periodic basis to evaluate the sustainability of its capital. Under the stress testing, the Company assumes various scenarios such as deteriorating economic and operating conditions, and unanticipated asset devaluations. The Company measures the impact of these scenarios on its earnings and capital. Based on the results of the most recent stress tests, Management is satisfied with the capital condition of the Bank and the Company. However, no assurance can be given the Bank or Company will not experience a period of reduced earnings or a reduction in capital from unanticipated events and circumstances.

[The remainder of this page intentionally left blank]

Capital to Risk-Adjusted Assets

The capital ratios for the Company and the Bank under current regulatory capital standards are presented in the tables below, on the dates indicated. For Common Equity Tier I Capital, Tier I Capital and Total Capital, the minimum percentage required for regulatory capital adequacy purposes include a 2.5% “capital conservation buffer.”

				To Be
			Required for	Well-capitalized
			Capital	Under Prompt
	At March 31, 2021		Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	16.26%	12.94%	7.00%	6.50%
Tier I Capital	16.26%	12.94%	8.50%	8.00%
Total Capital	16.88%	13.72%	10.50%	10.00%
Leverage Ratio	9.48%	7.51%	4.00%	5.00%

				To Be
			Required for	Well-capitalized
			Capital	Under Prompt
	At December 31, 2020		Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	16.04%	13.00%	7.00%	6.50%
Tier I Capital	16.04%	13.00%	8.50%	8.00%
Total Capital	16.68%	13.80%	10.50%	10.00%
Leverage Ratio	9.40%	7.58%	4.00%	5.00%

In June 2016, the Financial Accounting Standards Board issued an update to the accounting standards for credit losses known as the "Current Expected Credit Losses" (CECL) methodology, which replaced the existing incurred loss methodology for certain financial assets. The Company adopted the CECL methodology effective January 1, 2020, which involved an implementing accounting entry to retained earnings on a net-of-tax basis. The adoption of the CECL methodology did not have a material adverse day-one impact to capital ratios and the Company did not adopt the phase in regulatory capital relief. See Note 1 to consolidated financial statements, “Recently Adopted Accounting Standards” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for more information on the CECL methodology.

PPP loans are zero percent risk weighted for regulatory capital purposes; average PPP loans of $189 million did not affect regulatory capital ratios. The Leverage ratio would have been approximately 0.3% higher for the Company and 0.2% higher for the Bank without PPP loans. To the extent funding of PPP loans is through excess cash balances or PPPLF borrowings, the Leverage ratio is unaffected. However, PPP loans funded by increased non-PPPLF borrowings reduces the leverage ratio.

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2021.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s Form 10-K as of December 31, 2020 includes detailed disclosure about the risks faced by the Company’s business; such risks have not materially changed since the Form 10-K was filed.

[The remainder of this page intentionally left blank]

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the quarter ended March 31, 2021.

	2021
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
January 1 through January 31	-	$-	-	1,624
February 1 through February 28	-	-	-	1,624
March 1 through March 31	4	61.09	4	1,620
Total	4	$61.09	4	1,620

The Company repurchases shares of its common stock in the open market on a discretionary basis from time to time to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under equity incentive plans, and other ongoing requirements.

Shares repurchased during the period from January 1, 2021 through March 31, 2021 were pursuant to a program approved by the Board of Directors on July 23, 2020 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2021.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: May 5, 2021