Form 10-Q
period 2021-06-30
WESTAMERICA BANCORPORATION
filed 2021-08-04
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                                                             No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of July 28, 2021
Common Stock, No Par Value	26,865,783

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of any difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by riots, terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the local, regional and national economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing or security systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of natural disasters, including earthquakes, hurricanes, fire, flood, drought, and other disasters, on the uninsured value of the Company’s assets and of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values; (13) changes in the securities markets; (14) the duration and severity of the COVID-19 pandemic and governmental responses to the pandemic; (15) the performance of loans deferred under the CARES Act following their respective deferral periods; and (16) the outcome of contingencies, such as legal proceedings. However, the reader should not consider the above-mentioned factors to be a complete set of all potential risks or uncertainties.

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

PART I - FINANCIAL INFORMATION

Item 1     Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At June 30,	At December 31,
	2021	2020
	(In thousands)
Assets:
Cash and due from banks	$939,929	$621,275
Debt securities available for sale	4,304,162	4,063,185
Debt securities held to maturity, net of allowance for credit losses of $9 at June 30, 2021 and $9 at December 31, 2020 (Fair value of $424,599 at June 30, 2021 and $529,678 at December 31, 2020)	414,413	515,589
Loans	1,194,834	1,256,243
Allowance for credit losses on loans	(23,737)	(23,854)
Loans, net of allowance for credit losses on loans	1,171,097	1,232,389
Premises and equipment, net	32,080	32,813
Identifiable intangibles, net	967	1,104
Goodwill	121,673	121,673
Other assets	163,458	159,903
Total Assets	$7,147,779	$6,747,931

Liabilities:
Noninterest-bearing deposits	$2,872,920	$2,725,177
Interest-bearing deposits	3,203,469	2,962,802
Total deposits	6,076,389	5,687,979
Short-term borrowed funds	90,043	102,545
Other liabilities	139,151	112,598
Total Liabilities	6,305,583	5,903,122

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized: 150,000 shares Issued and outstanding: 26,865 at June 30, 2021 and 26,807 at December 31, 2020	470,330	466,006
Deferred compensation	35	35
Accumulated other comprehensive income	86,921	114,412
Retained earnings	284,910	264,356
Total Shareholders' Equity	842,196	844,809
Total Liabilities and Shareholders' Equity	$7,147,779	$6,747,931

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$15,064	$15,278	$29,645	$29,087
Equity securities	110	103	220	206
Debt securities available for sale	26,481	22,429	51,370	43,744
Debt securities held to maturity	2,362	3,616	4,960	7,524
Interest-bearing cash	259	113	397	969
Total Interest and Loan Fee Income	44,276	41,539	86,592	81,530
Interest Expense:
Deposits	466	424	925	858
Short-term borrowed funds	18	10	34	18
Other borrowed funds	-	1	-	1
Total Interest Expense	484	435	959	877
Net Interest and Loan Fee Income	43,792	41,104	85,633	80,653
Provision for Credit Losses	-	-	-	4,300
Net Interest and Loan Fee Income After Provision for Credit Losses	43,792	41,104	85,633	76,353
Noninterest Income:
Service charges on deposit accounts	3,235	3,151	6,539	7,399
Merchant processing services	3,279	2,277	5,839	4,635
Debit card fees	1,791	1,459	3,392	2,927
Trust fees	827	714	1,628	1,491
ATM processing fees	618	518	1,219	1,097
Other service fees	491	420	960	926
Financial services commissions	95	123	165	248
Securities gains	34	71	34	71
Other noninterest income	662	821	1,445	2,408
Total Noninterest Income	11,032	9,554	21,221	21,202
Noninterest Expense:
Salaries and related benefits	12,097	12,900	24,762	25,918
Occupancy and equipment	4,808	4,791	9,688	9,723
Outsourced data processing services	2,425	2,324	4,815	4,729
Professional fees	830	643	1,772	1,032
Courier service	567	508	1,071	999
Amortization of identifiable intangibles	68	73	137	146
Other noninterest expense	3,496	3,515	6,952	6,871
Total Noninterest Expense	24,291	24,754	49,197	49,418
Income Before Income Taxes	30,533	25,904	57,657	48,137
Provision for income taxes	7,954	6,342	14,931	11,613
Net Income	$22,579	$19,562	$42,726	$36,524

Average Common Shares Outstanding	26,865	26,935	26,843	27,001
Average Diluted Common Shares Outstanding	26,887	26,951	26,865	27,024
Per Common Share Data:
Basic earnings	$0.84	$0.72	$1.59	$1.35
Diluted earnings	0.84	0.72	1.59	1.35
Dividends paid	0.41	0.41	0.82	0.82

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$22,579	$19,562	$42,726	$36,524
Other comprehensive income:
Changes in net unrealized gains on debt securities available for sale	25,618	132,902	(38,996)	96,158
Deferred tax (benefit) expense	(7,574)	(39,291)	11,529	(28,427)
Reclassification of gains included in net income	(34)	(71)	(34)	(71)
Deferred tax expense on gains included in net income	10	21	10	21
Changes in net unrealized gains on debt securities available for sale, net of tax	18,020	93,561	(27,491)	67,681
Total comprehensive income	$40,599	$113,123	$15,235	$104,205

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income (Loss)	Earnings	Total
	(In thousands except dividend per share)

Balance, March 31, 2021	26,864	$469,850	$35	$68,901	$273,346	$812,132
Net income for the period					22,579	22,579
Other comprehensive income				18,020		18,020
Exercise of stock options	1	57				57
Stock based compensation	-	408				408
Stock awarded to employees	-	15				15
Dividends ($0.41 per share)					(11,015)	(11,015)
Balance, June 30, 2021	26,865	$470,330	$35	$86,921	$284,910	$842,196

Balance, December 31, 2020	26,807	$466,006	$35	$114,412	$264,356	$844,809
Net income for the period					42,726	42,726
Other comprehensive loss				(27,491)		(27,491)
Exercise of stock options	53	3,017				3,017
Restricted stock activity	9	526				526
Stock based compensation	-	776				776
Stock awarded to employees	-	71				71
Retirement of common stock	(4)	(66)			(166)	(232)
Dividends ($0.82 per share)					(22,006)	(22,006)
Balance, June 30, 2021	26,865	$470,330	$35	$86,921	$284,910	$842,196

Balance, March 31, 2020	26,932	$465,701	$771	$171	$238,903	$705,546
Net income for the period					19,562	19,562
Other comprehensive income				93,561		93,561
Exercise of stock options	13	572				572
Restricted stock activity	-	736	(736)			-
Stock based compensation	-	525				525
Stock awarded to employees	1	45				45
Retirement of common stock	(13)	(228)			(391)	(619)
Dividends ($0.41 per share)					(11,116)	(11,116)
Balance, June 30, 2020	26,933	$467,351	$35	$93,732	$246,958	$808,076

Balance, December 31, 2019	27,062	$465,460	$771	$26,051	$239,135	$731,417
Adoption of ASU 2016-13					52	52
Adjusted Balance, January 1, 2020	27,062	465,460	771	26,051	239,187	731,469
Net income for the period					36,524	36,524
Other comprehensive income				67,681		67,681
Exercise of stock options	53	2,838				2,838
Restricted stock activity	10	1,270	(736)			534
Stock based compensation	-	1,050				1,050
Stock awarded to employees	1	66				66
Retirement of common stock	(193)	(3,333)			(6,533)	(9,866)
Dividends ($0.82 per share)					(22,220)	(22,220)
Balance, June 30, 2020	26,933	$467,351	$35	$93,732	$246,958	$808,076

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months
	Ended June 30,
	2021	2020
	(In thousands)
Operating Activities:
Net income	$42,726	$36,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	7,363	12,361
Provision for credit losses	-	4,300
Stock option compensation expense	776	1,050
Securities gains	(34)	(71)
Amortization of deferred loan fees	(3,306)	(1,057)
Net change in:
Interest income receivable	(1,771)	(3,526)
Income taxes payable	361	(585)
Deferred income taxes	(1,429)	478
Other assets	(1,483)	(12,478)
Interest expense payable	43	52
Other liabilities	2,220	28,875
Net Cash Provided by Operating Activities	45,466	65,923

Investing Activities:
Net repayments (disbursements) of loans	64,786	(189,704)
Purchases of debt securities available for sale	(1,013,193)	(869,942)
Proceeds from sale/maturity/calls of debt securities available for sale	766,190	343,170
Proceeds from maturity/calls of debt securities held to maturity	99,518	97,555
Purchases of premises and equipment	(800)	(1,389)
Net Cash Used in Investing Activities	(83,499)	(620,310)

Financing Activities:
Net change in:
Deposits	388,410	655,791
Short-term borrowings	(12,502)	55,243
Exercise of stock options	3,017	2,838
Retirement of common stock	(232)	(9,866)
Common stock dividends paid	(22,006)	(22,220)
Net Cash Provided by Financing Activities	356,687	681,786
Net Change In Cash and Due from Banks	318,654	127,399
Cash and Due from Banks at Beginning of Period	621,275	373,421
Cash and Due from Banks at End of Period	$939,929	$500,820

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$4,918	$1,639
Securities purchases pending settlement	64,993	13,632
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	3,241	3,276
Interest paid for the period	916	825
Income tax payments for the period	16,000	11,900

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Note 2: Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, it is reasonably possible conditions could change materially affecting results of operations and financial conditions. Certain risks, uncertainties and other factors, including those discussed in Note 20 “Impact of COVID-19” to the consolidated financial statements and “Risk Factors” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 may cause actual future results to differ materially from the results discussed in this report on Form 10-Q. Management continues to evaluate the impact of the pandemic on the Company’s business. The extent of the impact on the Company’s results of operations, cash flow liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted.

Application of accounting principles requires the Company to make certain estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants a writedown or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

To the extent that debt securities in the held-to-maturity portfolio share common risk characteristics, estimated expected credit losses are calculated in a manner like that used for loans held for investment. That is, for pools of such securities with common risk characteristics, the historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities on those historical credit losses. Expected credit loss on each security in the held-to-maturity portfolio that do not share common risk characteristics with any of the pools of debt securities is individually evaluated and a reserve for credit losses is established at the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded amortized cost basis of the security. For certain classes of debt securities, the bank considers the history of credit losses, current conditions, and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is, or continues to be, zero. Therefore, for those securities, the bank does not record expected credit losses.

Available for sale debt securities in unrealized loss positions are evaluated for credit related losses at least quarterly. For available for sale debt securities, a decline in fair value due to credit losses results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally considered not to be related to credit when the fair value of the security is below the carrying value primarily due to changes in risk-free interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company does not intend to sell nor does it believe it will be required to sell the security before the recovery of its cost basis.

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

Loans that do not share risk characteristics with other loans in the pools are evaluated individually. A loan is considered ‘collateral dependent’ when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. A credit loss reserve for collateral dependent loans is established at the difference between the amortized cost basis in the loan and the fair value of the underlying collateral adjusted for costs to sell. For other individually evaluated loans that are not collateral dependent, a credit loss reserve is established at the difference between the amortized cost basis in the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate. The impact of an expected TDR modification is included in the allowance for credit losses when management determines a TDR modification is likely.

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

Recently Adopted Accounting Standards

In the six months ended June 30, 2021, the Company adopted the following new accounting guidance:

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

[The remainder of this page intentionally left blank]

Note 3: Investment Securities

Effective January 1, 2020, the Company adopted FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Upon adoption of the ASU the Company recorded an allowance for credit losses for debt securities held to maturity of $16 thousand. During the fourth quarter ended December 31, 2020, the Company recorded a $7 thousand reversal of the provision for credit losses on debt securities held to maturity, resulting in the balance of $9 thousand allowance for credit losses for debt securities held to maturity.

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of cumulative other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $9 thousand, follows:

	At June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities ("MBS")	$492,463	$17,997	$-	$510,460
Securities of U.S. Government entities	137	-	-	137
Obligations of states and political subdivisions	100,115	4,490	(2)	104,603
Corporate securities	2,497,357	101,466	(1,973)	2,596,850
Collateralized loan obligations	1,090,686	2,246	(820)	1,092,112
Total debt securities available for sale	4,180,758	126,199	(2,795)	4,304,162
Debt securities held to maturity
Agency residential MBS	186,702	5,309	(17)	191,994
Non-agency residential MBS	1,199	9	(12)	1,196
Obligations of states and political subdivisions	226,521	4,897	-	231,418
Total debt securities held to maturity	414,422	10,215	(29)	424,608
Total	$4,595,180	$136,414	$(2,824)	$4,728,770

	At December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential MBS	$630,174	$22,779	$(1)	$652,952
Securities of U.S. Government entities	154	-	-	154
Obligations of states and political subdivisions	105,679	5,332	(1)	111,010
Corporate securities	1,986,995	131,025	(42)	2,117,978
Commercial paper	24,983	7	-	24,990
Collateralized loan obligations	1,152,766	4,433	(1,098)	1,156,101
Total debt securities available for sale	3,900,751	163,576	(1,142)	4,063,185
Debt securities held to maturity
Agency residential MBS	240,332	6,852	(32)	247,152
Non-agency residential MBS	1,344	26	-	1,370
Obligations of states and political subdivisions	273,922	7,243	-	281,165
Total debt securities held to maturity	515,598	14,121	(32)	529,687
Total	$4,416,349	$177,697	$(1,174)	$4,592,872

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At June 30, 2021
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$283,566	$286,689	$36,764	$36,914
Over 1 to 5 years	785,821	829,793	130,690	133,710
Over 5 to 10 years	2,185,183	2,241,533	59,067	60,794
Over 10 years	433,725	435,687	-	-
Subtotal	3,688,295	3,793,702	226,521	231,418
MBS	492,463	510,460	187,901	193,190
Total	$4,180,758	$4,304,162	$414,422	$424,608

	At December 31, 2020
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$212,140	$213,715	$54,526	$54,927
Over 1 to 5 years	922,170	974,438	129,786	133,195
Over 5 to 10 years	1,767,747	1,851,184	89,610	93,043
Over 10 years	368,520	370,896	-	-
Subtotal	3,270,577	3,410,233	273,922	281,165
MBS	630,174	652,952	241,676	248,522
Total	$3,900,751	$4,063,185	$515,598	$529,687

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At June 30, 2021 and December 31, 2020, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At June 30, 2021
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	1	$85	$-	1	$12	$-	2	$97	$-
Securities of U.S. Government entities	-	-	-	1	137	-	1	137	-
Obligations of states and political subdivisions	3	1,429	(2)	-	-	-	3	1,429	(2)
Corporate securities	10	120,729	(1,917)	1	14,945	(56)	11	135,674	(1,973)
Collateralized loan obligations	31	254,066	(820)	-	-	-	31	254,066	(820)
Total	45	$376,309	$(2,739)	3	$15,094	$(56)	48	$391,403	$(2,795)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At June 30, 2021
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	2	$146	$0	3	$643	$(17)	5	$789	$(17)
Non-agency residential MBS	1	648	(12)	-	-	-	1	648	(12)
Total	3	$794	$(12)	3	$643	$(17)	6	$1,437	$(29)

Based upon the most recent evaluation, the unrealized losses on the Company’s debt securities available for sale were most likely caused by market conditions for these types of investments, particularly changes in risk-free interest rates and/or market bid-ask spreads. The Company does not intend to sell any debt securities available for sale and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. Therefore, the Company does not consider these debt securities to have credit related losses as of June 30, 2021.

The fair values of debt securities available for sale could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for debt securities declines. As a result, significant credit losses on debt securities available for sale may occur in the future.

As of June 30, 2021 and December 31, 2020, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $866,373 thousand and $888,577 thousand, respectively.

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

The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, and, for mortgage-backed and asset-backed securities, collateral levels, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities continue to be investment grade rated by a major rating agency. One corporate bond with an amortized cost of $15.0 million and a fair value of $14.95 million at June 30, 2021, is rated below investment grade. The $14.95 million corporate bond was issued by a pharmaceutical company which develops, manufactures and markets generic and branded human pharmaceuticals, as well as active pharmaceutical ingredients, to customers worldwide. The bond paid off in full at maturity in July 2021. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

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

The following table summarizes the amortized cost of debt securities held to maturity at June 30, 2021, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At June 30, 2021
	AAA/AA/A	BBB	BB/B/NR	Total
	(In thousands)
Agency residential MBS	$186,702	$-	$-	$186,702
Non-agency residential MBS	286	-	913	1,199
Obligations of states and political subdivisions	219,231	690	6,600	226,521
Total	$406,219	$690	$7,513	$414,422

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of June 30, 2021.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months		For the Six Months
	Ended June 30,
	2021	2020	2021	2020
	(In thousands)

Taxable	$26,692	$22,920	$51,890	$44,884
Tax-exempt from regular federal income tax	2,261	3,228	4,660	6,590
Total interest income from investment securities	$28,953	$26,148	$56,550	$51,474

[The remainder of this page intentionally left blank]

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At June 30,	At December 31,
	2021	2020
	(In thousands)
Commercial:
Paycheck Protection Program ("PPP") loans	$165,075	$186,945
Other	188,399	207,861
Total Commercial	353,474	394,806
Commercial Real Estate	542,627	564,300
Construction	113	129
Residential Real Estate	20,431	23,471
Consumer Installment & Other	278,189	273,537
Total	$1,194,834	$1,256,243

PPP loans are 100% guaranteed by the Small Business Administration (“SBA”). PPP loan proceeds used for eligible payroll and certain other operating costs are eligible for forgiveness, with repayment of loan principal and accrued interest made by the SBA. Management does not expect credit losses on PPP loans. The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2021
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$9,554	$5,505	$6	$43	$8,375	$23,483
(Reversal) provision	(2,771)	1,235	(1)	14	1,523	-
Chargeoffs	-	-	-	-	(331)	(331)
Recoveries	75	12	-	-	498	585
Total allowance for credit losses	$6,858	$6,752	$5	$57	$10,065	$23,737

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2021
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$9,205	$5,660	$6	$47	$8,936	$23,854
(Reversal) provision	(2,435)	1,068	(1)	10	1,358	-
Chargeoffs	-	-	-	-	(1,260)	(1,260)
Recoveries	88	24	-	-	1,031	1,143
Total allowance for credit losses	$6,858	$6,752	$5	$57	$10,065	$23,737

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2020
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$8,336	$4,753	$107	$70	$11,538	$24,804
(Reversal) provision	(357)	(142)	(100)	(13)	612	-
Chargeoffs	-	-	-	-	(804)	(804)
Recoveries	93	12	-	-	424	529
Total allowance for credit losses	$8,072	$4,623	$7	$57	$11,770	$24,529

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At June 30, 2021
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$352,791	$525,992	$113	$18,861	$275,630	$1,173,387
Substandard	683	16,635	-	1,570	1,483	20,371
Doubtful	-	-	-	-	797	797
Loss	-	-	-	-	279	279
Total	$353,474	$542,627	$113	$20,431	$278,189	$1,194,834

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2020
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$386,144	$545,398	$129	$22,105	$270,925	$1,224,701
Substandard	8,662	18,902	-	1,366	1,498	30,428
Doubtful	-	-	-	-	543	543
Loss	-	-	-	-	571	571
Total	$394,806	$564,300	$129	$23,471	$273,537	$1,256,243

[The remainder of this page intentionally left blank]

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At June 30, 2021
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$352,911	$270	$293	$-	$-	$353,474
Commercial real estate	537,835	773	602	-	3,417	542,627
Construction	113	-	-	-	-	113
Residential real estate	19,738	263	17	-	413	20,431
Consumer installment and other	274,931	1,869	836	167	386	278,189
Total	$1,185,528	$3,175	$1,748	$167	$4,216	$1,194,834

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2020
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$394,004	$713	$6	$-	$83	$394,806
Commercial real estate	560,580	-	-	-	3,720	564,300
Construction	129	-	-	-	-	129
Residential real estate	22,269	770	271	-	161	23,471
Consumer installment and other	270,240	2,010	472	450	365	273,537
Total	$1,247,222	$3,493	$749	$450	$4,329	$1,256,243

There was no allowance for credit losses allocated to loans on nonaccrual status as of June 30, 2021 and December 31, 2020. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2021 and December 31, 2020.

The following tables provide information on troubled debt restructurings (TDRs):

	Troubled Debt Restructurings
	At June 30, 2021
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	3	$7,445	$4,998	$-
Residential real estate	1	241	176	-
Total	4	$7,686	$5,174	$-

	Troubled Debt Restructurings
	At December 31, 2020
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	6	$8,367	$6,040	$-
Residential real estate	1	241	181	-
Total	7	$8,608	$6,221	$-

During the three and six months ended June 30, 2021 and June 30, 2020, the Company did not modify any loans that were considered troubled debt restructurings for accounting purposes. Section 4013 of the CARES Act allowed certain loan modifications for borrowers impacted by the COVID-19 pandemic to be excluded from TDR accounting. During the three and six months ended June 30, 2021, the Company modified loans under Section 4013 of the CARES Act, granting 90 day deferrals of principal and interest payments. As of June 30, 2021, loans deferred under the CARES Act that are not considered TDRs consisted of consumer loans totaling $586 thousand. There were no chargeoffs related to troubled debt restructurings made during the three and six months ended June 30, 2021 and June 30, 2020. During the three and six months ended June 30, 2021 and June 30, 2020, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are ninety days or more past due.

TDRs of $5,174 thousand included a loan with a balance of $3,120 thousand on non-accrual status at June 30, 2021. No allowance for credit losses was allocated to this commercial real estate loan secured by real property. TDRs of $6,221 thousand included a loan with a balance of $3,420 thousand on nonaccrual status at December 31, 2020; no allowance for credit losses was allocated to this commercial real estate loan secured by real property.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following loans were considered collateral dependent at June 30, 2021: five commercial real estate loans totaling $10.8 million secured by real property, $399 thousand of indirect consumer installment loans secured by personal property, one commercial loan with a balance of $108 thousand secured by business assets, and five residential real estate loans totaling $562 thousand secured by real property. There were no other collateral dependent loans at June 30, 2021. The following loans were considered collateral dependent at December 31, 2020: five commercial real estate loans totaling $11.1 million secured by real property, $446 thousand of indirect consumer installment loans secured by personal property and two residential real estate loans totaling $346 thousand secured by real property. There were no other collateral dependent loans at December 31, 2020.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At June 30, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$41,570	$6,211	$11,163	$34,282	$94,307	$137,817	$325,350	$27,441	$352,791
Substandard	36	-	-	-	-	108	144	539	683
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$41,606	$6,211	$11,163	$34,282	$94,307	$137,925	$325,494	$27,980	$353,474

	At June 30, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$137,062	$93,405	$82,629	$80,577	$87,395	$44,924	$525,992	$-	$525,992
Substandard	13,519	255	-	2,029	832	-	16,635	-	16,635
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$150,581	$93,660	$82,629	$82,606	$88,227	$44,924	$542,627	$-	$542,627

	At June 30, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade
Pass	$-	$-	$-	$-	$-	$-	$-	$113	$113
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$113	$113

[The remainder of this page intentionally left blank]

	At June 30, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Residential Real Estate loans by grade
Pass	$18,861	$-	$-	$-	$-	$-	$18,861	$-	$18,861
Substandard	1,570	-	-	-	-	-	1,570	-	1,570
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$20,431	$-	$-	$-	$-	$-	$20,431	$-	$20,431

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At June 30, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$14,196	$15,298	$36,279	$49,183	$73,442	$62,030	$250,428	$24,503	$274,931
30-59 days past due	156	63	246	497	644	262	1,868	1	1,869
60-89 days past due	51	59	125	191	274	41	741	95	836
Past due 90 days or more	-	-	47	75	27	18	167	-	167
Nonaccrual	-	-	-	-	-	-	-	386	386
Total	$14,403	$15,420	$36,697	$49,946	$74,387	$62,351	$253,204	$24,985	$278,189

There were no loans held for sale at June 30, 2021, and December 31, 2020.

The Company held no other real estate owned (OREO) at June 30, 2021 and December 31, 2020. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $386 thousand at June 30, 2021 and $346 thousand at December 31, 2020.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank. At June 30, 2021, the Bank did not have credit extended to any one entity exceeding these limits. At June 30, 2021, the Bank had 32 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $36,893 thousand and $37,456 thousand at June 30, 2021 and December 31, 2020, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At June 30, 2021, the Bank held corporate bonds in 113 issuing entities that exceeded $5 million for each issuer.

[The remainder of this page intentionally left blank]

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At June 30,	At December 31,
	2021	2020
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	61,755	60,444
Right-of-use asset	20,694	18,832
Limited partnership investments	17,006	18,335
Interest receivable	34,793	33,022
Prepaid assets	3,747	4,572
Other assets	11,236	10,471
Total other assets	$163,458	$159,903

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

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. On September 30, 2019, Visa Inc. announced a revised conversion rate applicable to its class B common stock resulting from its September 27, 2019 deposit of funds into its litigation escrow account. This funding reduced the conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, from 1.6298 to 1.6228 per share, effective as of September 27, 2019. Visa Inc. class A common stock had a closing price of $233.82 per share on June 30, 2021, the last day of stock market trading for the second quarter 2021. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At June 30, 2021, this investment totaled $17,006 thousand and $10,944 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2020, this investment totaled $18,335 thousand and $12,202 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At June 30, 2021, the $10,944 thousand of outstanding equity capital commitments are expected to be paid as follows, $1,802 thousand in the remainder of 2021, $4,908 thousand in 2022, $3,485 thousand in 2023, $96 thousand in 2024, $81 thousand in 2025, $74 thousand in 2026, and $498 thousand in 2027 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Six Months Ended
	June 30,
	2021	2020	2021	2020
	(In thousands)
Investment loss included in pre-tax income	$600	$600	$1,200	$1,200
Tax credits recognized in provision for income taxes	225	225	450	450

[The remainder of this page intentionally left blank]

Other liabilities consisted of the following:

	At June 30,	At December 31,
	2021	2020
	(In thousands)
Net deferred tax liability	$12,810	$25,778
Operating lease liability	20,694	18,832
Securities purchases pending settlement	64,993	29,000
Other liabilities	40,654	38,988
Total other liabilities	$139,151	$112,598

The net deferred tax liability at June 30, 2021 of $12,810 thousand was net of deferred tax benefits of $23,673 thousand, and included deferred tax obligations of $36,483 thousand related to unrealized gains of $123,404 thousand on available for sale debt securities. The deferred tax liability at December 31, 2020 of $25,778 thousand, net of deferred tax benefits of $22,805 thousand, included deferred tax obligations of $48,021 thousand related to unrealized gains of $162,434 thousand on available for sale debt securities.

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of June 30, 2021.

As of June 30, 2021, the Company recorded a lease liability of $20,694 thousand and a right-of-use asset of $20,694 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 4.5 years and 1.73%, respectively, at June 30, 2021. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of June 30, 2021.

Total lease costs during the three and six months ended June 30, 2021, of $1,658 thousand and $3,312 thousand, respectively, were recorded within occupancy and equipment expense. Total lease costs during the three and six months ended June 30, 2020, of $1,657 thousand and $3,317 thousand, respectively, were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the six months ended June 30, 2021 and June 30, 2020.

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At June 30,
2021
(In thousands)
2021	$3,068
2022	5,649
2023	4,941
2024	3,353
2025	2,162
Thereafter	2,251
Total minimum lease payments	21,424
Less: discount	(730)
Present value of lease liability	$20,694

[The remainder of this page intentionally left blank]

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three and six months ended June 30, 2021 and year ended December 31, 2020. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three and six months ended June 30, 2021 and year ended December 31, 2020 no such adjustments were recorded.

The carrying values of goodwill were:

	At June 30, 2021	At December 31, 2020
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At June 30, 2021		At December 31, 2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(55,841)	$56,808	$(55,704)

As of June 30, 2021, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the six months ended June 30, 2021 (actual)	$137
Estimate for the remainder of 2021	132
Estimate for year ending December 31, 2022	252
2023	236
2024	222
2025	125

[The remainder of this page intentionally left blank]

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At June 30,	At December 31,
	2021	2020
	(In thousands)
Noninterest-bearing	$2,872,920	$2,725,177
Interest-bearing:
Transaction	1,200,634	1,102,601
Savings	1,849,258	1,703,812
Time deposits less than $100 thousand	76,474	79,825
Time deposits $100 thousand through $250 thousand	50,754	49,323
Time deposits more than $250 thousand	26,349	27,241
Total deposits	$6,076,389	$5,687,979

Demand deposit overdrafts of $708 thousand and $682 thousand were included as loan balances at June 30, 2021 and December 31, 2020, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $68 thousand and $146 thousand for the three and six months ended June 30, 2021, respectively, and $79 thousand and $158 thousand for the three and six months ended June 30, 2020, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At June 30,	At December 31,
	2021	2020
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$52,266	$67,019
Corporate securities	187,252	188,195
Total collateral carrying value	$239,518	$255,214
Total short-term borrowed funds	$90,043	$102,545

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

The Company relies on independent vendor pricing services to measure fair value for equity securities, debt securities available for sale and debt securities held to maturity. The Company employs three pricing services. To validate the pricing of these vendors, the Company compares vendors’ pricing for each of the securities for consistency; significant pricing differences, if any, are evaluated using all available independent quotes with the quote most closely reflecting the market generally used as the fair value estimate. In addition, the Company evaluates debt securities for credit losses on a quarterly basis. As with any valuation technique used to estimate fair value, changes in underlying assumptions used could significantly affect the results of current and future values. Accordingly, these fair value estimates may not be realized in an actual sale of the securities.

The Company regularly reviews the valuation techniques and assumptions used by its vendors and determines which valuation techniques are utilized based on observable market inputs for the type of securities being measured. The Company uses the information to determine the placement in the fair value hierarchy as level 1, 2 or 3.

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At June 30, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities (MBS)	$510,460	$-	$510,460	$-
Securities of U.S. Government entities	137	-	137	-
Obligations of states and political subdivisions	104,603	-	104,603	-
Corporate securities	2,596,850	-	2,596,850	-
Collateralized loan obligations	1,092,112	-	1,092,112	-
Total debt securities available for sale	$4,304,162	$-	$4,304,162	$-

(1) There were no transfers in to or out of level 3 during the six months ended June 30, 2021.

[The remainder of this page intentionally left blank]

	At December 31, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
Agency residential MBS	$652,952	$-	$652,952	$-
Securities of U.S. Government entities	154	-	154	-
Obligations of states and political subdivisions	111,010	-	111,010	-
Corporate securities	2,117,978	-	2,117,978	-
Commercial paper	24,990	-	24,990	-
Collateralized loan obligations	1,156,101	-	1,156,101	-
Total debt securities available for sale	$4,063,185	$-	$4,063,185	$-

(1) There were no transfers in to or out of level 3 during the year ended December 31, 2020.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at June 30, 2021 and December 31, 2020, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Six
					Months Ended
	At June 30, 2021				June 30, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$3,409	$-	$-	$3,409	$-
Residential real estate	175	-	-	175	-
Total assets measured at fair value on a nonrecurring basis	$3,584	$-	$-	$3,584	$-

					For the
					Year Ended
	At December 31, 2020				December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial	$5,270	$-	$-	$5,270	$-
Commercial real estate	3,710	-	-	3,710	-
Residential real estate	181	-	-	181	-
Total assets measured at fair value on a nonrecurring basis	$9,161	$-	$-	$9,161	$-

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

[The remainder of this page intentionally left blank]

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

The Company has not included assets and liabilities that are not financial instruments such as goodwill, long-term relationships with deposit, merchant processing and trust customers, other purchased intangibles, premises and equipment, deferred taxes, and other assets and liabilities. The total estimated fair values do not represent, and should not be construed to represent, the underlying value of the Company.

	At June 30, 2021
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$939,929	$939,929	$939,929	$-	$-
Debt securities held to maturity	414,413	424,599	-	424,599	-
Loans	1,171,097	1,188,428	-	-	1,188,428

Financial Liabilities:
Deposits	$6,076,389	$6,076,339	$-	$5,922,812	$153,527
Short-term borrowed funds	90,043	90,043	-	90,043	-

	At December 31, 2020
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$621,275	$621,275	$621,275	$-	$-
Debt securities held to maturity	515,589	529,678	-	529,678	-
Loans	1,232,389	1,290,938	-	-	1,290,938

Financial Liabilities:
Deposits	$5,687,979	$5,688,049	$-	$5,531,590	$156,459
Short-term borrowed funds	102,545	102,545	-	102,545	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not cancellable unconditionally by the Company aggregated $36,893 thousand at June 30, 2021. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $248,111 thousand at June 30, 2021 and $277,878 thousand at December 31, 2020. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $4,070 thousand at June 30, 2021 and $2,357 thousand at December 31, 2020. The Company had no commitments outstanding for commercial and similar letters of credit at June 30, 2021 and December 31, 2020. The Company had $580 thousand in outstanding full recourse guarantees to a 3rd party credit card company at June 30, 2021 and December 31, 2020. At June 30, 2021, the Company had a reserve for unfunded commitments of $101 thousand for the above-mentioned loan commitments of $36,893 thousand that are not cancellable unconditionally by the Company. The Company’s reserve for unfunded commitments was $101 thousand at December 31, 2020. The reserve for unfunded commitments is included in other liabilities.

The Company determined that it will be obligated to provide refunds of revenue recognized in years prior to 2018 to some customers. The Company initially estimated the probable amount of these obligations to be $5,542 thousand and accrued a liability for such amount in 2017; based on additional information received in the second quarter 2019, the Company increased such liability to $5,843 thousand by recognizing an expense of $301 thousand. The Company paid $54 thousand and $439 thousand during the three and six months ended June 30, 2021, respectively, and $4,410 thousand during the year ended December 31, 2020 to customers eligible for refunds. The remaining accrued obligations at June 30, 2021 totaled $994 thousand, included in other liabilities.

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

	For the Three Months		For the Six Months
	Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$22,579	$19,562	$42,726	$36,524
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,865	26,935	26,843	27,001
Basic earnings per common share	$0.84	$0.72	$1.59	$1.35
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,865	26,935	26,843	27,001
Add common stock equivalents for options	22	16	22	23
Weighted average number of common shares outstanding - diluted (denominator)	26,887	26,951	26,865	27,024
Diluted earnings per common share	$0.84	$0.72	$1.59	$1.35

For the three and six months ended June 30, 2021, options to purchase 510 thousand and 554 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months		For the Six Months
	Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE)(1)	$44,499	$42,063	$87,082	$82,610
Provision for Loan Losses	-	-	-	4,300
Noninterest Income	11,032	9,554	21,221	21,202
Noninterest Expense	24,291	24,754	49,197	49,418
Income Before Income Taxes (FTE)(1)	31,240	26,863	59,106	50,094
Income Tax Provision (FTE)(1)	8,661	7,301	16,380	13,570
Net Income	$22,579	$19,562	$42,726	$36,524

Average Common Shares Outstanding	26,865	26,935	26,843	27,001
Average Diluted Common Shares Outstanding	26,887	26,951	26,865	27,024
Common Shares Outstanding at Period End	26,865	26,933

Per Common Share:
Basic Earnings	$0.84	$0.72	$1.59	$1.35
Diluted Earnings	0.84	0.72	1.59	1.35
Book Value	31.35	30.00

Financial Ratios:
Return on Assets	1.29%	1.30%	1.26%	1.25%
Return on Common Equity	12.16%	11.15%	11.64%	10.41%
Net Interest Margin (FTE)(1)	2.70%	2.99%	2.72%	3.04%
Net Loan (Recoveries) Losses to Average Loans	(0.08)%	0.09%	0.02%	0.22%
Efficiency Ratio(2)	43.7%	48.0%	45.4%	47.6%

Average Balances:
Assets	$7,004,695	$6,058,365	$6,828,409	$5,856,913
Loans	1,257,087	1,232,073	1,254,328	1,178,004
Investment Securities	4,394,169	3,957,851	4,417,267	3,901,868
Deposits	6,074,730	5,200,475	5,912,303	5,014,731
Shareholders' Equity	744,746	705,882	740,147	705,606

Period End Balances:
Assets	$7,147,779	$6,463,889
Loans	1,194,834	1,316,359
Investment Securities	4,718,584	4,346,667
Deposits	6,076,389	5,468,412
Shareholders' Equity	842,196	808,076

Capital Ratios at Period End:
Total Risk Based Capital	15.75%	14.88%
Tangible Equity to Tangible Assets	10.24%	10.81%

Dividends Paid Per Common Share	$0.41	$0.41	$0.82	$0.82
Common Dividend Payout Ratio	49%	57%	52%	61%

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

Financial Overview

Westamerica Bancorporation and subsidiaries (collectively, the “Company”) reported net income of $22.6 million or $0.84 diluted earnings per common share (“EPS”) for the second quarter 2021 and net income of $42.7 million or $1.59 EPS for the six months ended June 30, 2021. Results for 2021 include “make-whole” interest income on corporate bonds redeemed prior to maturity of $1.4 million for the second quarter 2021, which increased EPS $0.04, and $2.1 million for the first six months of 2021, which increased EPS $0.06. These results compare with net income of $19.6 million or $0.72 EPS for the second quarter 2020 and net income of $36.5 million or $1.35 EPS for the six months ended June 30, 2020.

The Company’s primary and wholly-owned subsidiary bank, Westamerica Bank (the “Bank”), continued to support the Bank’s customers during the pandemic. The Bank originated $106 million in loans under the second round of the Paycheck Protection Program (“PPP”) during the first six months of 2021. PPP loans meaningfully increased interest-earning assets and related interest and fee income. The Bank continues to work with loan customers requesting deferral of loan payments due to economic weakness caused by the pandemic. At June 30, 2021, loans granted deferrals under the CARES Act included $586 thousand, all of which were consumer automobile loans. The results for the first half of 2020 include a provision for credit losses of $4.3 million, which reduced EPS $0.11, representing Management’s estimate of additional reserves needed over the remaining life of its loans due to increased credit-risk from deteriorating economic conditions caused by the COVID-19 pandemic.

In response to the pandemic, the Federal Reserve has engaged significant levels of monetary policy to provide liquidity and credit facilities to the financial markets. On March 15, 2020, the Federal Open Market Committee (“FOMC”) reduced the target range for the federal funds rate to 0 to 0.25 percent; relatedly, the FOMC reduced the interest rate paid on deposit balances to 0.10 percent effective March 16, 2020. Effective June 17, 2021, FOMC increased the interest rate paid on excess reserve balances to 0.15%. The Bank maintains deposit balances at the Federal Reserve Bank; the amount that earns interest is identified in the Company’s financial statements as “interest-bearing cash”.

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

The Company’s significant accounting policies (see Note 1, “Summary of Significant Accounting Policies,” to Financial Statements in the Company’s 2020 Form 10-K and Note 2 “Summary of Significant Accounting Policies” in this Form 10-Q) are fundamental to understanding the Company’s results of operations and financial condition. Certain risks, uncertainties and other factors, including those discussed in Note 20 “Impact of COVID-19” to the consolidated financial statements and “Risk Factors” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 may cause actual future results to differ materially from the results discussed in this report on Form 10-Q. Management continues to evaluate the impact of the pandemic on the Company’s business. The extent of the impact on the Company’s results of operations, cash flow liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted.

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$44,499	$42,063	$87,082	$82,610
Provision for loan losses	-	-	-	4,300
Noninterest income	11,032	9,554	21,221	21,202
Noninterest expense	24,291	24,754	49,197	49,418
Income before taxes (FTE)	31,240	26,863	59,106	50,094
Income tax provision (FTE)	8,661	7,301	16,380	13,570
Net income	$22,579	$19,562	$42,726	$36,524

Average diluted common shares	26,887	26,951	26,865	27,024
Diluted earnings per common share	$0.84	$0.72	$1.59	$1.35

Average total assets	$7,004,695	$6,058,365	$6,828,409	$5,856,913
Net income to average total assets (annualized)	1.29%	1.30%	1.26%	1.25%
Net income to average common shareholders' equity (annualized)	12.16%	11.15%	11.64%	10.41%

Net income for the second quarter 2021 increased $3.0 million compared with the second quarter 2020. Net interest and loan fee income (FTE) increased $2.4 million in the second quarter 2021 compared with the second quarter 2020 due to higher average balances of investments, PPP loans and interest-bearing cash, partially offset by lower yield on interest-earning assets. Additionally, second quarter 2021 results include “make-whole” interest income on corporate bonds redeemed prior to maturity of $1.4 million. The provision for credit losses was zero for the second quarter 2021 and the second quarter 2020, reflecting Management's evaluation of credit risk over the remaining life of loans and bonds. Second quarter 2021 noninterest income increased $1.5 million compared with second quarter 2020 due to higher levels of merchant processing services fees and debit card fees. Second quarter 2021 noninterest expense decreased $463 thousand due to lower salaries and related benefits resulting from attrition. The tax rate (FTE) was 27.7% for the second quarter 2021 and 27.2% for the second quarter 2020.

Comparing the first six months of 2021 with the first six months of 2020 net income increased $6.2 million. Net interest and loan fee (FTE) income increased $4.5 million due to higher average balances of investments, PPP loans and interest-bearing cash, partially offset by lower yield on interest-earning assets. Results for the first six months of 2021 include “make-whole” interest income on corporate bonds redeemed prior to maturity of $2.1 million. The provision for credit losses was zero in the first six months of 2021, reflecting Management's evaluation of credit risk over the remaining life of loans and bonds. Results for the first quarter 2020 include a provision of credit losses of $4.3 million, which reduced EPS $0.11, representing Management’s estimate of additional reserves needed over the remaining life of its loans due to credit-risk from economic weakness caused by the COVID-19 pandemic. Noninterest income remained at the same level in the first six month of 2021 compared with the first six months of 2020 due to higher fee income from merchant card processing and debit cards, offset by lower deposit services charges. Additionally, the first six months of 2020 results included a $603 thousand recovery on previously charged off loans. In the first six months of 2021 noninterest expense decreased $221 thousand compared with the first six months of 2020 due to lower salaries and related benefits offset by higher professional fees. The tax rate (FTE) was 27.7% for the first six months of 2021 and 27.1% for the first six months of 2020.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2021	2020	2021	2020
	($ in thousands)
Interest and loan fee income	$44,276	$41,539	$86,592	$81,530
Interest expense	484	435	959	877
FTE adjustment	707	959	1,449	1,957
Net interest and loan fee income (FTE)	$44,499	$42,063	$87,082	$82,610

Average earning assets	$6,603,343	$5,635,014	$6,424,973	$5,438,578
Net interest margin (FTE) (annualized)	2.70%	2.99%	2.72%	3.04%

Net interest and loan fee income (FTE) increased $2.4 million in the second quarter 2021 compared with the second quarter 2020 due to higher average balances of investments (up $436 million), PPP loans (up $75 million) and interest-bearing cash (up $507 million), partially offset by lower yield on interest-earning assets (down 0.29%). Results for the second quarter 2021 results include “make-whole” interest income on corporate bonds redeemed prior to maturity of $1.4 million.

Net interest and loan fee (FTE) income increased $4.5 million in the first six months of 2021 compared with the first six months of 2020 due to higher average balances of investments (up $515 million), PPP loans (up $132 million) and interest-bearing cash (up $395 million), partially offset by lower yield on interest-earning assets (down 0.32%). Results for the first six months of 2021 include “make-whole” interest income on corporate bonds redeemed prior to maturity of $2.1 million.

The annualized net interest margin (FTE) was 2.70% in the second quarter 2021 and 2.72% in the first six months of 2021 compared with 2.99% in the second quarter 2020 and 3.04% in the first six months of 2020. The lower yield in the second quarter 2021 and the first six months of 2021 compared with the same periods of 2020 is primarily due to low yield on interest-bearing cash which made up a higher percentage of total earning assets in the current periods (14.4% in the second quarter 2021 compared with 7.9% in the second quarter 2020 and 11.7% in the first six months of 2020 compared with 6.6% in the first six months of 2020).

The Company’s funding costs were 0.03% in the second quarter 2021 and 2020 and in the first six months of 2021 and 2020. Average balances of time deposits in the first six months of 2021 declined $10 million from the first six months of 2020. Average balances of checking and saving deposits increased $908 million in the first six months of 2021 compared with the first six months of 2020. Average balances of those checking and saving deposits accounted for 97.4% of average total deposits in the first six months of 2021 compared with 96.7% in the first six months of 2020.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months		For the Six Months
	Ended June 30,
	2021	2020	2021	2020

Yield on earning assets (FTE)	2.73%	3.02%	2.75%	3.07%
Rate paid on interest-bearing liabilities	0.06%	0.06%	0.06%	0.07%
Net interest spread (FTE)	2.67%	2.96%	2.69%	3.00%
Impact of noninterest-bearing demand deposits	0.03%	0.03%	0.03%	0.04%
Net interest margin (FTE)	2.70%	2.99%	2.72%	3.04%

[The remainder of this page intentionally left blank]

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present information regarding the consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income earned from average interest earning assets and the resulting yields, and the amounts of interest expense incurred on average interest-bearing liabilities and the resulting rates. Average loan balances include nonperforming loans. Interest income includes the reversal of previously accrued interest on loans placed on non-accrual status during the period, proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income, and accretion of purchased loan discounts. Yields, rates and interest margins are annualized.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended June 30, 2021
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,058,026	$26,692	2.63%
Tax-exempt (1)	336,143	2,864	3.41%
Total investments (1)	4,394,169	29,556	2.69%
Loans:
Taxable
Paycheck Protection Program ("PPP") loans	207,515	2,713	5.25%
Other taxable	997,043	11,960	4.81%
Total taxable	1,204,558	14,673	4.89%
Tax-exempt (1)	52,529	495	3.78%
Total loans (1)	1,257,087	15,168	4.84%
Total interest-bearing cash	952,087	259	0.11%
Total Interest-earning assets (1)	6,603,343	44,983	2.73%
Other assets	401,352
Total assets	$7,004,695

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,888,259	$-	-%
Savings and interest-bearing transaction	3,031,209	356	0.05%
Time less than $100,000	84,512	42	0.20%
Time $100,000 or more	70,750	68	0.39%
Total interest-bearing deposits	3,186,471	466	0.06%
Short-term borrowed funds	111,750	18	0.07%
Total interest-bearing liabilities	3,298,221	484	0.06%
Other liabilities	73,469
Shareholders' equity	744,746
Total liabilities and shareholders' equity	$7,004,695
Net interest spread (1) (2)			2.67%
Net interest and fee income and interest margin (1) (3)		$44,499	2.70%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Six Months Ended June 30, 2021
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,068,690	$51,890	2.55%
Tax-exempt (1)	348,577	5,902	3.39%
Total investments (1)	4,417,267	57,792	2.62%
Loans:
Taxable
Paycheck Protection Program ("PPP") loans	198,294	4,566	4.64%
Other taxable	1,004,467	24,299	4.88%
Total taxable	1,202,761	28,865	4.84%
Tax-exempt (1)	51,567	987	3.86%
Total loans (1)	1,254,328	29,852	4.80%
Total interest-bearing cash	753,378	397	0.10%
Total Interest-earning assets (1)	6,424,973	88,041	2.75%
Other assets	403,436
Total assets	$6,828,409

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,801,428	$-	-%
Savings and interest-bearing transaction	2,954,817	695	0.05%
Time less than $100,000	85,064	84	0.20%
Time $100,000 or more	70,994	146	0.41%
Total interest-bearing deposits	3,110,875	925	0.06%
Short-term borrowed funds	103,707	34	0.07%
Other borrowed funds	106	-	0.35%
Total interest-bearing liabilities	3,214,688	959	0.06%
Other liabilities	72,146
Shareholders' equity	740,147
Total liabilities and shareholders' equity	$6,828,409
Net interest spread (1) (2)			2.69%
Net interest and fee income and interest margin (1) (3)		$87,082	2.72%

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended June 30, 2021
	Compared with
	For the Three Months Ended June 30, 2020
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$3,885	$(113)	$3,772
Tax-exempt (1)	(1,272)	47	(1,225)
Total investments (1)	2,613	(66)	2,547
Loans:
Taxable:
PPP loans	947	93	1,040
Other	(691)	(584)	(1,275)
Total taxable	256	(491)	(235)
Tax-exempt (1)	66	(39)	27
Total loans (1)	322	(530)	(208)
Total interest-bearing cash	129	17	146
Total increase (decrease) in interest and loan fee income (1)	3,064	(579)	2,485
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	59	(1)	58
Time less than $100,000	(4)	(1)	(5)
Time $100,000 or more	(2)	(9)	(11)
Total interest-bearing deposits	53	(11)	42
Short-term borrowed funds	4	4	8
Other borrowed funds	(1)	-	(1)
Total increase (decrease) in interest expense	56	(7)	49
Increase (decrease) in net interest and loan fee income (1)	$3,008	$(572)	$2,436

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Six Months Ended June 30, 2021
	Compared with
	For the Six Months Ended June 30, 2020
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$8,829	$(1,823)	$7,006
Tax-exempt (1)	(2,551)	105	(2,446)
Total investments (1)	6,278	(1,718)	4,560
Loans:
Taxable:
PPP loans	3,320	(427)	2,893
Other	(1,568)	(799)	(2,367)
Total taxable	1,752	(1,226)	526
Tax-exempt (1)	105	(65)	40
Total loans (1)	1,857	(1,291)	566
Total interest-bearing cash	1,062	(1,634)	(572)
Total increase (decrease) in interest and loan fee income (1)	9,197	(4,643)	4,554
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	110	(14)	96
Time less than $100,000	(9)	(8)	(17)
Time $100,000 or more	(5)	(7)	(12)
Total interest-bearing deposits	96	(29)	67
Short-term borrowed funds	20	(4)	16
Other borrowed funds	(1)	-	(1)
Total increase (decrease) in interest expense	115	(33)	82
Increase (decrease) in net interest and loan fee income (1)	$9,082	$(4,610)	$4,472

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

The Company provided no provision for credit losses in the second quarter and first six months of 2021, and the second quarter 2020, based on Management’s evaluation of credit quality and the adequacy of the allowance for credit losses. The Company’s first six months of 2020 results include a provision for credit losses of $4.3 million recorded in the first quarter of 2020, which represented Management’s estimate of additional reserves needed over the remaining life of its loans due to the credit-risk from weakened economic conditions caused by the COVID-19 pandemic. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2021	2020	2021	2020
	(In thousands)

Service charges on deposit accounts	$3,235	$3,151	$6,539	$7,399
Merchant processing services	3,279	2,277	5,839	4,635
Debit card fees	1,791	1,459	3,392	2,927
Trust fees	827	714	1,628	1,491
ATM processing fees	618	518	1,219	1,097
Other service fees	491	420	960	926
Financial services commissions	95	123	165	248
Securities gains	34	71	34	71
Other noninterest income	662	821	1,445	2,408
Total	$11,032	$9,554	$21,221	$21,202

Second quarter 2021 noninterest income increased $1.5 million compared with second quarter 2020 due to higher transaction volumes from merchant processing services and debit cards.

Noninterest income increased $19 thousand in the first six months of 2021 compared with the first six months of 2020. Higher transaction volumes from merchant processing services and debit cards were offset by decreases in service charges on deposits accounts. Additionally, the first six months of 2020 included a $603 thousand recovery in excess of previously charged off loan amounts.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2021	2020	2021	2020
	(In thousands)

Salaries and related benefits	$12,097	$12,900	$24,762	$25,918
Occupancy and equipment	4,808	4,791	9,688	9,723
Outsourced data processing services	2,425	2,324	4,815	4,729
Professional fees	830	643	1,772	1,032
Courier service	567	508	1,071	999
Amortization of identifiable intangibles	68	73	137	146
Other noninterest expense	3,496	3,515	6,952	6,871
Total	$24,291	$24,754	$49,197	$49,418

Noninterest expense decreased $463 thousand in the second quarter 2021 compared with the second quarter 2020 due to lower salaries and related benefits resulting from attrition, partially offset by higher professional fees.

In the first six months of 2021 noninterest expense decreased $221 thousand compared with the first six months of 2020 due to lower salaries and related benefits resulting from attrition, partially offset by higher professional fees.

[The remainder of this page intentionally left blank]

Provision for Income Tax

The Company’s income tax provision (FTE) was $8.7 million for the second quarter 2021 and $16.4 million for the six months ended June 30, 2021 compared with $7.3 million for the second quarter 2020 and $13.6 million for the six months ended June 30, 2020. The effective tax rates (FTE) were 27.7% for the second quarter 2021 and for the six months ended June 30, 2021 compared with 27.2% for the second quarter 2020 and 27.1% for the six months ended June 30, 2020.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by state and political subdivisions and corporations, collateralized loan obligations, agency and non-agency issued mortgage backed securities, and other securities.

Management managed the investment securities portfolio in response to changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $4.7 billion at June 30, 2021 and $4.6 billion at December 31, 2020. The following table indicates the carrying values of investment securities in the Company’s portfolio by type as of the indicated dates. The Company adopted ASU 2016-13 effective January 1, 2020. Debt securities held to maturity of $414,422 thousand at June 30, 2021 and $515,598 thousand at December 31, 2020, are listed at amortized cost before related reserve for expected credit losses of $9 thousand.

	At June 30, 2021		At December 31, 2020
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Agency residential mortgage-backed securities	$697,162	15%	$893,284	20%
Obligations of states and political subdivisions	331,124	7%	384,932	8%
Corporate securities	2,596,850	55%	2,117,978	46%
Commercial paper	-	-%	24,990	1%
Collateralized loan obligations	1,092,112	23%	1,156,101	25%
Other	1,336	-%	1,498	-%
Total	$4,718,584	100%	$4,578,783	100%

Debt securities available for sale	$4,304,162		$4,063,185
Debt securities held to maturity	414,422		515,598
Total	$4,718,584		$4,578,783

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

At June 30, 2021, substantially all of the Company’s investment securities continue to be investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in the Company’s internal analyses compared with the ratings assigned by the third party credit rating agencies.

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by credit rating:

	At June 30, 2021		At December 31, 2020
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
AAA	$21,680	1%	$21,905	1%
AA+	20,750	1%	20,979	1%
AA	20,076	1%	41,232	2%
AA-	117,014	4%	46,969	2%
A+	139,354	5%	153,917	7%
A	458,674	18%	374,155	18%
A-	514,225	20%	385,642	18%
BBB+	753,729	29%	489,677	23%
BBB	502,290	19%	486,108	23%
BBB-	34,113	1%	82,431	4%
Investment grade	2,581,905	99%	2,103,015	99%
Below investment grade	14,945	1%	14,963	1%
Total Corporate securities	$2,596,850	100%	$2,117,978	100%

The Company’s below investment grade corporate bond with a balance of $14.9 million at June 30, 2021 paid off in full at maturity in July 2021.

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At June 30, 2021		At December 31, 2020
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,215,316	47%	$938,222	44%
Consumer, Non-cyclical	287,678	11%	184,069	9%
Utilities	229,992	9%	185,486	9%
Industrial	229,849	9%	188,803	9%
Communications	169,845	6%	173,483	8%
Basic Materials	127,497	5%	120,811	6%
Technology	118,798	5%	130,725	6%
Consumer, Cyclical	116,637	4%	93,330	4%
Energy	101,238	4%	103,049	5%
Total Corporate securities	$2,596,850	100%	$2,117,978	100%

[The remainder of this page intentionally left blank]

The following table summarizes total consumer, cyclical by sub-sector:

At June 30, 2021
Market value
(In thousands)
Hotels	$-
Restaurants	20,856
Department Stores	-
Casinos	-
Airlines	-
Other	95,781
Total Consumer, Cyclical	$116,637

The Company’s $20.9 million (fair value) in corporate bonds to issuers operating in the consumer cyclical – restaurant subsector represent bonds of one company which retails, roasts and provides its own brand of specialty coffee and other complementary products through retail locations worldwide and sells coffee through several distribution channels. The bonds mature in 2023. At June 30, 2021, the bonds were rated BBB and priced with an unrealized gain of $859 thousand.

	At June 30, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Energy	$95,513	$101,238
Industrial	222,713	229,849
Total	$318,226	$331,087

The $101.2 million (fair value) in corporate bonds in the energy sector are issued by four issuers at June 30, 2021. The $229.8 million (fair value) in corporate bonds in the industrial sector are issued by 11 issuers at June 30, 2021.

The Company’s $1.1 billion (fair value) in collateralized loan obligations at June 30, 2021, include investments in 149 issues that are within the senior tranches of their respective fund securitization structures. All of the Company’s collateralized loan obligation investments are rated AAA or AA at June 30, 2021.

[The remainder of this page intentionally left blank]

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At June 30, 2021, the Company’s investment securities portfolios included securities issued by 269 state and local government municipalities and agencies located within 35 states. The largest exposure to any one municipality or agency was $7.6 million (fair value) represented by five general obligation bonds.

	At June 30, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$65,571	$67,610
Washington	16,144	16,756
Texas	15,544	15,994
Arizona	12,154	12,392
Other (28 states)	128,976	133,192
Total general obligation bonds	$238,389	$245,944

Revenue bonds:
California	$17,065	$17,474
Kentucky	10,320	10,658
Indiana	9,333	9,483
Virginia	7,590	7,903
Colorado	6,300	6,456
Maryland	5,974	6,020
Washington	5,866	5,928
Other (14 states)	25,799	26,155
Total revenue bonds	88,247	90,077
Total obligations of states and political subdivisions	$326,636	$336,021

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

At June 30, 2021 and December 31, 2020, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utilities, sewer utilities, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 18 revenue sources at June 30, 2021 and 19 revenue sources December 31, 2020. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At June 30, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$17,987	$18,180
Sewer	12,052	12,458
Sales tax	9,630	9,828
Lease (renewal)	8,708	8,998
Lease (abatement)	7,960	8,099
Lease (appropriation)	4,568	4,666
Other (13 sources)	27,342	27,848
Total revenue bonds by revenue source	$88,247	$90,077

[The remainder of this page intentionally left blank]

	At December 31, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$22,731	$23,095
Sewer	12,447	12,989
Sales tax	10,738	11,013
Lease (renewal)	9,209	9,545
Lease (abatement)	8,483	8,674
Other (14 sources)	35,315	36,108
Total revenue bonds by revenue source	$98,923	$101,424

See Note 3 to the unaudited consolidated financial statements for additional information related to the investment securities.

Loan Portfolio Credit Risk

The Company extends loans to commercial and consumer customers which expose the Company to the risk that the borrowers will default, causing loss. The Company’s lending activities are exposed to various qualitative risks. All loan segments are exposed to risks inherent in the economy and market conditions. Significant risk characteristics related to the commercial loan segment include the borrowers’ business performance and financial condition, and the value of collateral for secured loans. Significant risk characteristics related to the commercial real estate segment include the borrowers’ business performance and the value of properties collateralizing the loans. Significant risk characteristics related to the construction loan segment include the borrowers’ performance in successfully developing the real estate into the intended purpose and the value of the property collateralizing the loans. Significant risk characteristics related to the residential real estate segment include the borrowers’ financial wherewithal to service the mortgages and the value of the property collateralizing the loans. Significant risk characteristics related to the consumer loan segment include the financial condition of the borrowers and the value of collateral securing the loans.

During 2020 and the first six months of 2021, the Bank processed customer PPP loan applications pursuant to the CARES Act. The United States Small Business Administration guarantees PPP loans; given this guarantee, the PPP loans are not considered to have default risk. The Company’s average PPP loan balances increased $19 million in the second quarter 2021. The outstanding balances of PPP loans, net of deferred fees and costs, were $165 million at June 30, 2021.

On April 7, 2020, the U.S. banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the CARES Act. The Bank has been actively working with consumer and commercial borrowers requesting deferral of loan payments, granting deferrals of principal and interest payments for 90 days. At June 30, 2021, loans granted loan deferrals totaled $586 thousand, all of which were consumer automobile loans.

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

The Company closely monitors the markets in which it conducts its lending operations and follows a strategy to control exposure to loans with high credit risk. The Bank’s organization structure separates the functions of business development and loan underwriting; Management believes this segregation of duties avoids inherent conflicts of combining business development and loan approval functions. In measuring and managing credit risk, the Company adheres to the following practices:

●

The Bank maintains a Loan Review Department which reports directly to the audit committee of the Board of Directors. The Loan Review Department performs independent evaluations of loans to challenge the credit risk grades assigned by Management, using grading standards employed by bank regulatory agencies. Those loans judged to carry higher risk attributes are referred to as “classified loans.” Classified loans receive elevated Management attention in order to maximize collection.

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

	At June 30,		At December 31,
	2021	2020	2020
	(In thousands)

Nonperforming nonaccrual loans	$652	$590	$526
Performing nonaccrual loans	3,564	3,643	3,803
Total nonaccrual loans	4,216	4,233	4,329
Accruing loans 90 or more days past due	167	290	450
Total nonperforming loans	4,383	4,523	4,779
Other real estate owned	-	43	-
Total nonperforming assets	$4,383	$4,566	$4,779

At June 30, 2021, one loan secured by commercial real estate with a balance of $3.1 million was on nonaccrual status. The remaining seven nonaccrual loans held at June 30, 2021 had an average carrying value of $157 thousand.

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

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”). The following table summarizes allowance for credit losses at the dates indicated:

	At June 30,		At December 31,
	2021	2020	2020
	(In thousands)

Allowance for Credit Losses on Loans	$23,737	$24,529	$23,854
Allowance for Credit Losses on Held to Maturity Debt Securities	9	16	9
Total Allowance for Credit Losses	$23,746	$24,545	$23,863

Allowance for unfunded credit commitments	$101	$53	$101

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. The adoption of the ASU resulted in the establishment of an allowance for credit losses related to debt securities held to maturity of $16 thousand. It was reduced to $9 thousand at December 31, 2020, and at June 30, 2021, the outstanding amount for credit losses on debt securities held to maturity was $9 thousand.

Allowance for Credit Losses on Loans

The Company’s allowance for credit losses on loans represents Management’s estimate of forecasted credit losses in the loan portfolio based on the current expected credit loss (CECL) model. In evaluating credit risk for loans, Management measures the loss potential of the carrying value of loans. As described above, payments received on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected.

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2021	2020	2021	2020
	($ in thousands)
Analysis of the Allowance for Loan Losses/Credit Losses
Balance, end of prior period	$23,483	$24,804	$23,854	$19,484
Adoption of ASU 2016-13	-	-	-	2,017
Balance, beginning of period	23,483	24,804	23,854	21,501
Provision for credit losses	-	-	-	4,300
Loans charged off
Commercial	-	-	-	(178)
Consumer installment and other	(331)	(804)	(1,260)	(2,199)
Total chargeoffs	(331)	(804)	(1,260)	(2,377)
Recoveries of loans previously charged off
Commercial	75	93	88	236
Commercial real estate	12	12	24	25
Consumer installment and other	498	424	1,031	844
Total recoveries	585	529	1,143	1,105
Net loan recoveries (losses)	254	(275)	(117)	(1,272)
Balance, end of period	$23,737	$24,529	$23,737	$24,529

Net loan (recoveries) losses as a percentage of average total loans (annualized)	(0.08)%	0.09%	0.02%	0.22%

The Company's allowance for credit losses on loans is maintained at a level considered adequate to provide for expected losses based on historical loss rates adjusted for current and expected conditions over a forecast period. These include conditions unique to individual borrowers as well as overall loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing and forecasted economic conditions, or credit protection agreements and other factors. Loans that share common risk characteristics are segregated into pools based on common characteristics, which is primarily determined by loan, borrower, or collateral type. Historical loss rates are determined for each pool. Loans that do not share risk characteristics with other loans in the pools are evaluated individually. See Note 2 to the unaudited consolidated financial statements for additional information.

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2021
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$9,554	$5,505	$6	$43	$8,375	$23,483
(Reversal) provision	(2,771)	1,235	(1)	14	1,523	-
Chargeoffs	-	-	-	-	(331)	(331)
Recoveries	75	12	-	-	498	585
Total allowance for credit losses	$6,858	$6,752	$5	$57	$10,065	$23,737

[The remainder of this page intentionally left blank]

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2021
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$9,205	$5,660	$6	$47	$8,936	$23,854
(Reversal) provision	(2,435)	1,068	(1)	10	1,358	-
Chargeoffs	-	-	-	-	(1,260)	(1,260)
Recoveries	88	24	-	-	1,031	1,143
Total allowance for credit losses	$6,858	$6,752	$5	$57	$10,065	$23,737

The allowance for credit losses on commercial real estate loans increased in the first six months of 2021 due to the financial impacts of wildfires, drought, and other climate issues on expected losses, and the impact of work from home trends on the demand for office space. The allowance for credit losses on consumer loans increased due to a higher than average volume of loans in the first six months of 2021, which increased the size of the total consumer loan portfolio. The allowance for credit losses on commercial loans decreased due to the pay down of a previously individually evaluated loan, resulting in lower future expected losses. Management considers the $23.7 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of June 30, 2021.

See Note 4 to the unaudited consolidated financial statements for additional information related to the loan portfolio, loan portfolio credit risk, allowance for credit losses on loans, and other real estate owned.

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

The Company’s earnings are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States government and its agencies, particularly the FOMC. The monetary policies of the FOMC can influence the overall growth of loans, investment securities, and deposits, and the level of interest rates earned on loans, investment securities, and paid for deposits and other borrowings. The nature and impact of future changes in monetary policies are generally not predictable.

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

The Company’s asset and liability position was “asset sensitive” at June 30, 2021, depending on the interest rate assumptions applied to each simulation model. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes.

At June 30, 2021, Management’s most recent measurements of estimated changes in net interest income were:

Static Simulation (balance sheet composition unchanged):
Assumed Immediate Parallel Shift in Interest Rates	+1.00%
First Year Change in Net Interest Income	+13.7%

Dynamic Simulation (balance sheet composition changes):
Assumed Change in Interest Rates Over 1 Year	+1.00%
First Year Change in Net Interest Income	+7.1%

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets in the quarter ended June 30, 2021 and in the year ended December 31, 2020. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary source of liquidity. The Company held $4.7 billion in total investment securities at June 30, 2021. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At June 30, 2021, such collateral requirements totaled approximately $866 million.

The Bank funded $249 million in PPP loans in the second quarter 2020 and $106 million in the first six months of 2021 by crediting loan proceeds to the borrower’s deposit accounts. PPP loans, net of deferred fees and costs, were $165 million at June 30, 2021. The Federal Reserve Board established the Paycheck Protection Program Liquidity Facility (“PPPLF”) to provide funding for eligible firms extending PPP loans. Under the PPPLF, the Bank must pledge PPP loans as collateral for PPPLF borrowings. Principal reductions on the pledged PPP loans must immediately result in principal reduction of the PPPLF borrowing.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $22 million in the six months ended June 30, 2021 and $44 million in the year ended December 31, 2020 and retire common stock in the amount of $232 thousand and $16 million, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.6% for the six months ended June 30, 2021 and 11.3% for the year ended December 31, 2020. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $3.0 million in the six months ended June 30, 2021 and $2.8 million in the year ended December 31, 2020.

The Company paid common dividends totaling $22 million in the six months ended June 30, 2021 and $44 million in the year ended December 31, 2020, which represent dividends per common share of $0.82 and $1.64, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 4 thousand shares valued at $232 thousand in the six months ended June 30, 2021 and 319 thousand shares valued at $16 million in the year ended December 31, 2020.

The Company's primary capital resource is shareholders' equity, which was $842 million at June 30, 2021 compared with $845 million at December 31, 2020. The Company's ratio of equity to total assets was 11.8% at June 30, 2021 and 12.5% at December 31, 2020.

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

				Well-capitalized
			Required for	Under Prompt
	At June 30, 2021		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	15.18%	12.36%	7.00%	6.50%
Tier I Capital	15.18%	12.36%	8.50%	8.00%
Total Capital	15.75%	13.09%	10.50%	10.00%
Leverage Ratio	9.17%	7.44%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2020		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	16.04%	13.00%	7.00%	6.50%
Tier I Capital	16.04%	13.00%	8.50%	8.00%
Total Capital	16.68%	13.80%	10.50%	10.00%
Leverage Ratio	9.40%	7.58%	4.00%	5.00%

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

PPP loans are zero percent risk weighted for regulatory capital purposes; average PPP loans of $208 million did not affect regulatory capital ratios. The Leverage ratio would have been approximately 0.3% higher for the Company and 0.2% higher for the Bank without PPP loans. To the extent funding of PPP loans is through excess cash balances or PPPLF borrowings, the Leverage ratio is unaffected. However, PPP loans funded by increased non-PPPLF borrowings reduces the leverage ratio.

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2021.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the year ended December 31, 2020 includes detailed disclosure about the risks faced by the Company’s business; such risks have not materially changed since the Form 10-K was filed.

[The remainder of this page intentionally left blank]

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the quarter ended June 30, 2021.

	2021
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
April 1 through April 30	-	$-	-	1,620
May 1 through May 31	-	-	-	1,620
June 1 through June 30		-	-	1,620
Total	-	$-	-	1,620

The Company repurchases shares of its common stock in the open market on a discretionary basis from time to time to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under equity incentive plans, and other ongoing requirements.

No shares were repurchased during the period from April 1, 2021 through June 30, 2021. A repurchase program was approved by the Board of Directors on July 23, 2020 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2021.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (contained in Exhibit 101)

[The remainder of this page intentionally left blank]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAMERICA BANCORPORATION

(Registrant)

/s/ Jesse Leavitt
Jesse Leavitt Senior Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer) Date: August 4, 2021