Form 10-Q
period 2021-09-30
WESTAMERICA BANCORPORATION
filed 2021-11-03
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                               No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of October 28, 2021
Common Stock,	26,866,108
No Par Value

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements about Westamerica Bancorporation (the “Company”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, future credit quality and performance, the appropriateness of the allowance for credit losses, loan growth or reduction, mitigation of risk in the Company’s loan and investment securities portfolios, income or loss, earnings or loss per share, the payment or nonpayment of dividends, stock repurchases, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", “estimates”, "intends", "targeted", "projected", “forecast”, "continue", "remain", "will", "should", "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statements in this report to reflect circumstances or events that occur after the date forward looking statements are made, except as may be required by law. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2020, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At September 30,	At December 31,
	2021	2020
	(In thousands)
Assets:
Cash and due from banks	$1,011,048	$621,275
Debt securities available for sale	4,602,706	4,063,185
Debt securities held to maturity, net of allowance for credit losses of $7 at September 30, 2021 and $9 at December 31, 2020 (Fair value of $364,741 at September 30, 2021 and $529,678 at December 31, 2020)	356,106	515,589
Loans	1,132,472	1,256,243
Allowance for credit losses on loans	(23,882)	(23,854)
Loans, net of allowance for credit losses on loans	1,108,590	1,232,389
Premises and equipment, net	31,603	32,813
Identifiable intangibles, net	900	1,104
Goodwill	121,673	121,673
Other assets	170,947	159,903
Total Assets	$7,403,573	$6,747,931

Liabilities:
Noninterest-bearing deposits	$2,988,329	$2,725,177
Interest-bearing deposits	3,300,632	2,962,802
Total deposits	6,288,961	5,687,979
Short-term borrowed funds	119,102	102,545
Other liabilities	157,557	112,598
Total Liabilities	6,565,620	5,903,122

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized: 150,000 shares Issued and outstanding: 26,866 at September 30, 2021 and 26,807 at December 31, 2020	470,676	466,006
Deferred compensation	35	35
Accumulated other comprehensive income	71,284	114,412
Retained earnings	295,958	264,356
Total Shareholders' Equity	837,953	844,809
Total Liabilities and Shareholders' Equity	$7,403,573	$6,747,931

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$14,789	$15,291	$44,434	$44,378
Equity securities	109	103	329	309
Debt securities available for sale	26,452	22,652	77,822	66,396
Debt securities held to maturity	2,091	3,235	7,051	10,759
Interest-bearing cash	369	84	766	1,053
Total Interest and Loan Fee Income	43,810	41,365	130,402	122,895
Interest Expense:
Deposits	473	450	1,398	1,308
Short-term borrowed funds	19	16	53	34
Other borrowed funds	-	-	-	1
Total Interest Expense	492	466	1,451	1,343
Net Interest and Loan Fee Income	43,318	40,899	128,951	121,552
Provision for Credit Losses	-	-	-	4,300
Net Interest and Loan Fee Income After Provision for Credit Losses	43,318	40,899	128,951	117,252
Noninterest Income:
Service charges on deposit accounts	3,578	3,298	10,117	10,697
Merchant processing services	3,159	2,860	8,998	7,495
Debit card fees	1,740	1,611	5,132	4,538
Trust fees	839	756	2,467	2,247
ATM processing fees	573	606	1,792	1,703
Other service fees	475	454	1,435	1,380
Financial services commissions	95	58	260	306
Securities gains	-	-	34	71
Other noninterest income	823	833	2,268	3,241
Total Noninterest Income	11,282	10,476	32,503	31,678
Noninterest Expense:
Salaries and related benefits	11,813	12,540	36,575	38,458
Occupancy and equipment	4,759	5,014	14,447	14,737
Outsourced data processing services	2,429	2,338	7,244	7,067
Professional fees	724	669	2,496	1,701
Courier service	534	500	1,605	1,499
Amortization of identifiable intangibles	67	72	204	218
Other noninterest expense	4,371	3,470	11,323	10,341
Total Noninterest Expense	24,697	24,603	73,894	74,021
Income Before Income Taxes	29,903	26,772	87,560	74,909
Provision for income taxes	7,840	6,721	22,771	18,334
Net Income	$22,063	$20,051	$64,789	$56,575

Average Common Shares Outstanding	26,866	26,930	26,851	26,977
Average Diluted Common Shares Outstanding	26,875	26,946	26,868	26,998
Per Common Share Data:
Basic earnings	$0.82	$0.74	$2.41	$2.10
Diluted earnings	0.82	0.74	2.41	2.10
Dividends paid	0.41	0.41	1.23	1.23

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Net income	$22,063	$20,051	$64,789	$56,575
Other comprehensive income:
Changes in unrealized gains on debt securities available for sale	(22,200)	14,042	(61,196)	110,200
Deferred tax benefits (expense)	6,563	(4,151)	18,092	(32,578)
Reclassification of gains included in net income	-	-	(34)	(71)
Deferred tax expense on gains included in net income	-	-	10	21
Changes in net unrealized gains on debt securities available for sale, net of tax	(15,637)	9,891	(43,128)	77,572
Total comprehensive income	$6,426	$29,942	$21,661	$134,147

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income (Loss)	Earnings	Total
	(In thousands except dividend per share)

Balance, June 30, 2021	26,865	$470,330	$35	$86,921	$284,910	$842,196
Net income for the period					22,063	22,063
Other comprehensive loss				(15,637)		(15,637)
Exercise of stock options	-	-				-
Stock based compensation	-	324				324
Stock awarded to employees	1	22				22
Dividends ($0.41 per share)					(11,015)	(11,015)
Balance, September 30, 2021	26,866	$470,676	$35	$71,284	$295,958	$837,953

Balance, December 31, 2020	26,807	$466,006	$35	$114,412	$264,356	$844,809
Net income for the period					64,789	64,789
Other comprehensive loss				(43,128)		(43,128)
Exercise of stock options	53	3,017				3,017
Restricted stock activity	9	526				526
Stock based compensation	-	1,100				1,100
Stock awarded to employees	1	93				93
Retirement of common stock	(4)	(66)			(166)	(232)
Dividends ($1.23 per share)					(33,021)	(33,021)
Balance, September 30, 2021	26,866	$470,676	$35	$71,284	$295,958	$837,953

Balance, June 30, 2020	26,933	$467,351	$35	$93,732	$246,958	$808,076
Net income for the period					20,051	20,051
Other comprehensive income				9,891		9,891
Stock based compensation	-	450				450
Stock awarded to employees	-	19				19
Retirement of common stock	(35)	(619)			(1,249)	(1,868)
Dividends ($0.41 per share)					(11,043)	(11,043)
Balance, September 30, 2020	26,898	$467,201	$35	$103,623	$254,717	$825,576

Balance, December 31, 2019	27,062	$465,460	$771	$26,051	$239,135	$731,417
Adoption of ASU 2016-13					52	52
Adjusted Balance, January 1, 2020	27,062	465,460	771	26,051	239,187	731,469
Net income for the period					56,575	56,575
Other comprehensive income				77,572		77,572
Exercise of stock options	53	2,838				2,838
Restricted stock activity	10	1,270	(736)			534
Stock based compensation	-	1,500				1,500
Stock awarded to employees	1	85				85
Retirement of common stock	(228)	(3,952)			(7,782)	(11,734)
Dividends ($1.23 per share)					(33,263)	(33,263)
Balance, September 30, 2020	26,898	$467,201	$35	$103,623	$254,717	$825,576

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	Ended September 30,
	2021	2020
	(In thousands)
Operating Activities:
Net income	$64,789	$56,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,748	18,482
Provision for credit losses	-	4,300
Net amortization of deferred loan fees	(4,671)	(2,803)
Stock option compensation expense	1,100	1,500
Securities gains	(34)	(71)
Net changes in:
Interest income receivable	(282)	(1,982)
Other assets	(13,255)	(4,397)
Income taxes payable	4,580	(520)
Net deferred tax asset	(3,109)	325
Interest expense payable	(8)	33
Other liabilities	10,272	24,798
Net Cash Provided by Operating Activities	71,130	96,240
Investing Activities:
Net repayments (disbursements) of loans	128,791	(181,894)
Purchases of debt securities available for sale	(1,593,799)	(1,612,633)
Proceeds from sale/maturity/calls of debt securities available for sale	1,040,179	807,064
Proceeds from maturity/calls of debt securities held to maturity	157,221	156,993
Purchases of premises and equipment	(1,052)	(1,682)
Net Cash Used in Investing Activities	(268,660)	(832,152)
Financing Activities:
Net change in deposits	600,982	726,569
Net change in short-term borrowings	16,557	77,045
Exercise of stock options	3,017	2,838
Retirement of common stock	(232)	(11,734)
Common stock dividends paid	(33,021)	(33,263)
Net Cash Provided by Financing Activities	587,303	761,455
Net Change In Cash and Due from Banks	389,773	25,543
Cash and Due from Banks at Beginning of Period	621,275	373,421
Cash and Due from Banks at End of Period	$1,011,048	$398,964

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$4,972	$6,457
Securities purchases pending settlement	81,618	-
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	4,791	4,905
Interest paid for the period	1,459	1,310
Income tax payments for the period	21,300	18,708

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

To the extent that debt securities in the held-to-maturity portfolio share common risk characteristics, estimated expected credit losses are calculated in a manner like that used for loans held for investment. That is, for pools of such securities with common risk characteristics, the historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities on those historical credit losses. Expected credit loss on each security in the held-to-maturity portfolio that do not share common risk characteristics with any of the pools of debt securities is individually evaluated and a reserve for credit losses is established at the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded amortized cost basis of the security. For certain classes of debt securities, the bank considers the history of credit losses, current conditions, and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is, or continues to be, zero. Therefore, for those securities, the Company does not record expected credit losses.

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

Nonmarketable Equity Securities. Nonmarketable equity securities include securities that are not publicly traded, such as the Company’s Visa Class B common stock, and securities acquired to meet regulatory requirements, such as Federal Reserve Bank stock, which are restricted. These restricted securities are accounted for under the cost method and are included in other assets. The Company reviews those assets accounted for under the cost method at least quarterly. The Company’s review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment’s cash flows and capital needs, the viability of its business model and any exit strategy. When the review indicates that impairment exists the asset value is reduced to fair value. The Company recognizes the estimated loss in noninterest income.

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

A troubled debt restructuring (“TDR”) occurs when the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower it would not otherwise consider. The Company follows its general nonaccrual policy for TDRs. Performing TDRs are reinstated to accrual status when improvements in credit quality eliminate the doubt as to full collectability of both principal and interest. Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), banks may elect to deem that loan modifications do not result in TDRs if they are (1) related to the novel coronavirus disease; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the COVID-19 national emergency or (B) December 31, 2020. The Consolidated Appropriations Act, 2021, extended the period during which banks may elect to deem that qualified loan modifications do not result in TDR classification through January 1, 2022.

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

Recently Adopted Accounting Standards

In the nine months ended September 30, 2021, the Company adopted the following new accounting guidance:

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

[The remainder of this page intentionally left blank]

Note 3:  Investment Securities

Effective January 1, 2020, the Company adopted FASB ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Upon adoption of the ASU the Company recorded an allowance for credit losses for debt securities held to maturity of $16 thousand. During the fourth quarter ended December 31, 2020, the Company recorded a $7 thousand reversal of the provision for credit losses on debt securities held to maturity, resulting in the balance of $9 thousand allowance for credit losses for debt securities held to maturity. During the third quarter ended September 30, 2021, the Company recorded a $2 thousand reversal of the provision for credit losses on debt securities held to maturity, resulting in the balance of $7 thousand allowance for credit losses for debt securities held to maturity.

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of cumulative other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $7 thousand at September 30, 2021 and $9 thousand at December 31, 2020, follows:

	At September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities ("MBS")	$441,863	$16,190	$-	$458,053
Securities of U.S. Government entities	128	-	-	128
Obligations of states and political subdivisions	92,623	3,984	(4)	96,603
Corporate securities	2,588,376	86,488	(6,475)	2,668,389
Collateralized loan obligations	1,378,512	1,780	(759)	1,379,533
Total debt securities available for sale	4,501,502	108,442	(7,238)	4,602,706
Debt securities held to maturity
Agency residential MBS	165,922	4,786	(17)	170,691
Non-agency residential MBS	1,033	12	(12)	1,033
Obligations of states and political subdivisions	189,158	3,866	-	193,024
Total debt securities held to maturity	356,113	8,664	(29)	364,748
Total	$4,857,615	$117,106	$(7,267)	$4,967,454

	At December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential MBS	$630,174	$22,779	$(1)	$652,952
Securities of U.S. Government entities	154	-	-	154
Obligations of states and political subdivisions	105,679	5,332	(1)	111,010
Corporate securities	1,986,995	131,025	(42)	2,117,978
Commercial paper	24,983	7	-	24,990
Collateralized loan obligations	1,152,766	4,433	(1,098)	1,156,101
Total debt securities available for sale	3,900,751	163,576	(1,142)	4,063,185
Debt securities held to maturity
Agency residential MBS	240,332	6,852	(32)	247,152
Non-agency residential MBS	1,344	26	-	1,370
Obligations of states and political subdivisions	273,922	7,243	-	281,165
Total debt securities held to maturity	515,598	14,121	(32)	529,687
Total	$4,416,349	$177,697	$(1,174)	$4,592,872

The amortized cost and fair value of debt securities by contractual maturity are shown in the following table s at the dates indicated:

	At September 30, 2021
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$241,684	$244,492	$23,830	$23,966
Over 1 to 5 years	780,844	822,330	126,644	129,311
Over 5 to 10 years	2,240,994	2,283,056	38,684	39,747
Over 10 years	796,117	794,775	-	-
Subtotal	4,059,639	4,144,653	189,158	193,024
MBS	441,863	458,053	166,955	171,724
Total	$4,501,502	$4,602,706	$356,113	$364,748

	At December 31, 2020
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$212,140	$213,715	$54,526	$54,927
Over 1 to 5 years	922,170	974,438	129,786	133,195
Over 5 to 10 years	1,767,747	1,851,184	89,610	93,043
Over 10 years	368,520	370,896	-	-
Subtotal	3,270,577	3,410,233	273,922	281,165
MBS	630,174	652,952	241,676	248,522
Total	$3,900,751	$4,063,185	$515,598	$529,687

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities. At September 30, 2021 and December 31, 2020, the Company had no high-risk collateralized mortgage obligations as defined by regulatory guidelines.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At September 30, 2021
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	-	$-	$-	2	$92	$-	2	$92	$-
Securities of U.S. Government entities	-	-	-	1	128	-	1	128	-
Obligations of states and political subdivisions	2	1,440	(3)	2	675	(1)	4	2,115	(4)
Corporate securities	37	436,490	(6,475)	-	-	-	37	436,490	(6,475)
Collateralized loan obligations	22	203,700	(606)	6	35,839	(153)	28	239,539	(759)
Total	61	$641,630	$(7,084)	11	$36,734	$(154)	72	$678,364	$(7,238)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At September 30, 2021
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	3	$112	$-	3	$618	$(17)	6	$730	$(17)
Non-agency residential MBS	1	596	(12)	-	-	-	1	596	(12)
Total	4	$708	$(12)	3	$618	$(17)	7	$1,326	$(29)

Based upon the most recent evaluation, the unrealized losses on the Company’s debt securities available for sale were most likely caused by market conditions for these types of investments, particularly changes in risk-free interest rates and/or market bid-ask spreads. The Company does not intend to sell any debt securities available for sale and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. Therefore, the Company does not consider these debt securities to have credit related losses as of September 30, 2021.

The fair values of debt securities available for sale could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuers’ financial condition deteriorates, or the liquidity for debt securities declines. As a result, significant credit losses on debt securities available for sale may occur in the future.

As of September 30, 2021 and December 31, 2020, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $899,099 thousand and $888,577 thousand, respectively.

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

The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, and, for mortgage-backed and asset-backed securities, collateral levels, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. Substantially all of these securities were investment grade rated by a major rating agency as of September 30, 2021. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

	For the Nine Months Ended September 30,
	2021	2020
	(In thousands)
Allowance for credit losses:
Balance, end of prior period	$9	$-
Impact of adopting ASU 2016-13	-	16
Beginning balance	9	16
Reversal of provision	(2)	-
Chargeoffs	-	-
Recoveries	-	-
Total ending balance	$7	$16

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

The following table summarizes the amortized cost of debt securities held to maturity at September 30, 2021, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At September 30, 2021
	AAA/AA/A	BB/B	Not Rated	Total
	(In thousands)
Agency residential MBS	$165,922	$-	$-	$165,922
Non-agency residential MBS	176	607	250	1,033
Obligations of states and political subdivisions	185,168	-	3,990	189,158
Total	$351,266	$607	$4,240	$356,113

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of September 30, 2021.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months		For the Nine Months
	Ended September 30,
	2021	2020	2021	2020
	(In thousands)
Taxable	$26,674	$23,079	$78,564	$67,963
Tax-exempt from federal income tax	1,978	2,911	6,638	9,501
Total interest income from investment securities	$28,652	$25,990	$85,202	$77,464

[The remainder of this page intentionally left blank]

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At September 30,	At December 31,
	2021	2020
	(In thousands)
Commercial:
Paycheck Protection Program ("PPP") loans	$102,977	$186,945
Other	186,752	207,861
Total Commercial	289,729	394,806
Commercial Real Estate	540,541	564,300
Construction	50	129
Residential Real Estate	18,540	23,471
Consumer Installment & Other	283,612	273,537
Total	$1,132,472	$1,256,243

PPP loans are 100% guaranteed by the Small Business Administration (“SBA”). PPP loan proceeds used for eligible payroll and certain other operating costs are eligible for forgiveness, with repayment of loan principal and accrued interest made by the SBA. Management does not expect credit losses on PPP loans. Therefore, there is not an allowance for such loans. The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2021
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,858	$6,752	$5	$57	$10,065	$23,737
Provision (reversal)	10	(754)	(3)	(7)	756	2
Chargeoffs	(56)	-	-	-	(916)	(972)
Recoveries	80	705	-	-	330	1,115
Total allowance for credit losses	$6,892	$6,703	$2	$50	$10,235	$23,882

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2021
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$9,205	$5,660	$6	$47	$8,936	$23,854
(Reversal) provision	(2,425)	314	(4)	3	2,114	2
Chargeoffs	(56)	-	-	-	(2,176)	(2,232)
Recoveries	168	729	-	-	1,361	2,258
Total allowance for credit losses	$6,892	$6,703	$2	$50	$10,235	$23,882

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2020
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$8,072	$4,623	$7	$57	$11,770	$24,529
Provision (reversal)	867	1,030	-	(5)	(1,892)	-
Chargeoffs	-	-	-	-	(872)	(872)
Recoveries	46	12	-	-	427	485
Total allowance for credit losses	$8,985	$5,665	$7	$52	$9,433	$24,142

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At September 30, 2021
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$289,225	$527,191	$50	$17,259	$280,850	$1,114,575
Substandard	504	13,350	-	1,281	1,362	16,497
Doubtful	-	-	-	-	809	809
Loss	-	-	-	-	591	591
Total	$289,729	$540,541	$50	$18,540	$283,612	$1,132,472

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2020
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$386,144	$545,398	$129	$22,105	$270,925	$1,224,701
Substandard	8,662	18,902	-	1,366	1,498	30,428
Doubtful	-	-	-	-	543	543
Loss	-	-	-	-	571	571
Total	$394,806	$564,300	$129	$23,471	$273,537	$1,256,243

[The remainder of this page intentionally left blank]

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At September 30, 2021
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$289,529	$-	$-	$-	$200	$289,729
Commercial real estate	539,749	-	244	-	548	540,541
Construction	50	-	-	-	-	50
Residential real estate	18,103	294	-	-	143	18,540
Consumer installment and other	280,059	1,828	842	537	346	283,612
Total	$1,127,490	$2,122	$1,086	$537	$1,237	$1,132,472

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2020
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$394,004	$713	$6	$-	$83	$394,806
Commercial real estate	560,580	-	-	-	3,720	564,300
Construction	129	-	-	-	-	129
Residential real estate	22,269	770	271	-	161	23,471
Consumer installment and other	270,240	2,010	472	450	365	273,537
Total	$1,247,222	$3,493	$749	$450	$4,329	$1,256,243

There was no allowance for credit losses allocated to loans on nonaccrual status as of September 30, 2021 and December 31, 2020. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2021 and December 31, 2020.

The following tables provide information on troubled debt restructurings (TDRs):

	Troubled Debt Restructurings
	At September 30, 2021
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	2	$2,785	$1,868	$-
Residential real estate	1	241	173	-
Total	3	$3,026	$2,041	$-

	Troubled Debt Restructurings
	At December 31, 2020
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	6	$8,367	$6,040	$-
Residential real estate	1	241	181	-
Total	7	$8,608	$6,221	$-

During the three and nine months ended September 30, 2021 and September 30, 2020, the Company did not modify any loans that were considered troubled debt restructurings for accounting purposes. Section 4013 of the CARES Act allowed certain loan modifications for borrowers impacted by the COVID-19 pandemic to be excluded from TDR accounting. During the three and nine months ended September 30, 2021, the Company modified loans under Section 4013 of the CARES Act, granting 90 day deferrals of principal and interest payments. As of September 30, 2021, loans deferred under the CARES Act that are not considered TDRs consisted of consumer loans totaling $1.0 million. There were no chargeoffs related to troubled debt restructurings made during the three and nine months ended September 30, 2021 and September 30, 2020. During the three and nine months ended September 30, 2021 and September 30, 2020, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are 90 days or more past due.

TDRs of $2,041 thousand included no loans on nonaccrual status at September 30, 2021. TDRs of $6,221 thousand included a loan with a balance of $3,420 thousand on nonaccrual status at December 31, 2020; no allowance for credit losses was allocated to this commercial real estate loan secured by real property.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following loans were considered collateral dependent at September 30, 2021: five commercial real estate loans totaling $8.5 million secured by real property, $1.6 million of indirect consumer installment loans secured by personal property, one commercial loan with a balance of $87 thousand secured by business assets, and four residential real estate loans totaling $519 thousand secured by real property. There were no other collateral dependent loans at September 30, 2021. The following loans were considered collateral dependent at December 31, 2020: five commercial real estate loans totaling $11.1 million secured by real property, $446 thousand of indirect consumer installment loans secured by personal property and two residential real estate loans totaling $346 thousand secured by real property. There were no other collateral dependent loans at December 31, 2020.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At September 30, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$39,166	$5,312	$10,392	$32,780	$47,492	$120,340	$255,482	$33,743	$289,225
Substandard	33	-	-	-	-	87	120	384	504
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$39,199	$5,312	$10,392	$32,780	$47,492	$120,427	$255,602	$34,127	$289,729

	At September 30, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$128,404	$89,190	$78,940	$79,412	$84,384	$66,861	$527,191	$-	$527,191
Substandard	10,244	256	-	2,023	827	-	13,350	-	13,350
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$138,648	$89,446	$78,940	$81,435	$85,211	$66,861	$540,541	$-	$540,541

	At September 30, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade
Pass	$-	$-	$-	$-	$-	$-	$-	$50	$50
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$50	$50

[The remainder of this page intentionally left blank]

	At September 30, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Residential Real Estate loans by grade
Pass	$17,259	$-	$-	$-	$-	$-	$17,259	$-	$17,259
Substandard	1,281	-	-	-	-	-	1,281	-	1,281
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$18,540	$-	$-	$-	$-	$-	$18,540	$-	$18,540

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At September 30, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$10,707	$12,593	$31,160	$43,128	$65,362	$94,335	$257,285	$22,774	$280,059
30-59 days past due	134	80	325	250	609	422	1,820	8	1,828
60-89 days past due	29	38	46	244	172	310	839	3	842
Past due 90 days or more	21	21	12	182	143	158	537	-	537
Nonaccrual	-	-	-	-	-	-	-	346	346
Total	$10,891	$12,732	$31,543	$43,804	$66,286	$95,225	$260,481	$23,131	$283,612

There were no loans held for sale at September 30, 2021, and December 31, 2020.

The Company held no other real estate owned (OREO) at September 30, 2021 and December 31, 2020. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $346 thousand at September 30, 2021 and at December 31, 2020.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank. At September 30, 2021, the Bank did not have credit extended to any one entity exceeding these limits. At September 30, 2021, the Bank had 32 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $36,287 thousand and $37,456 thousand at September 30, 2021 and December 31, 2020, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At September 30, 2021, the Bank held corporate bonds in 110 issuing entities that exceeded $5 million for each issuer.

[The remainder of this page intentionally left blank]

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At September 30,	At December 31,
	2021	2020
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	62,421	60,444
Right-of-use asset	19,285	18,832
Limited partnership investments	27,997	18,335
Interest receivable	33,304	33,022
Prepaid assets	3,526	4,572
Other assets	10,187	10,471
Total other assets	$170,947	$159,903

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

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. On September 30, 2019, Visa Inc. announced a revised conversion rate applicable to its class B common stock resulting from its September 27, 2019 deposit of funds into its litigation escrow account. This funding reduced the conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, from 1.6298 to 1.6228 per share, effective as of September 27, 2019. Visa Inc. class A common stock had a closing price of $222.75 per share on September 30, 2021, the last day of stock market trading for the third quarter 2021. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At September 30, 2021, this investment totaled $27,997 thousand and $20,228 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2020, this investment totaled $18,335 thousand and $12,202 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At September 30, 2021, the $20,228 thousand of outstanding equity capital commitments are expected to be paid as follows, $2,025 thousand in the remainder of 2021, $7,032 thousand in 2022, $8,039 thousand in 2023, $2,323 thousand in 2024, $179 thousand in 2025, $77 thousand in 2026, and $553 thousand in 2027 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Nine Months Ended
	September 30,
	2021	2020	2021	2020
	(In thousands)
Investment loss included in pre-tax income	$620	$640	$1,820	$1,840
Tax credits recognized in provision for income taxes	200	225	650	675

[The remainder of this page intentionally left blank]

Other liabilities consisted of the following:

	At September 30,	At December 31,
	2021	2020
	(In thousands)
Net deferred tax liability	$4,567	$25,778
Operating lease liability	19,285	18,832
Securities purchases pending settlement	81,618	29,000
Other liabilities	52,087	38,988
Total other liabilities	$157,557	$112,598

The net deferred tax liability at September 30, 2021 of $4,567 thousand was net of deferred tax benefits of $25,353 thousand, and included deferred tax obligations of $29,920 thousand related to unrealized gains of $101,204 thousand on available for sale debt securities. The deferred tax liability at December 31, 2020 of $25,778 thousand, net of deferred tax benefits of $22,805 thousand, included deferred tax obligations of $48,021 thousand related to unrealized gains of $162,434 thousand on available for sale debt securities.

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of September 30, 2021.

As of September 30, 2021, the Company recorded a lease liability of $19,285 thousand and a right-of-use asset of $19,285 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 4.3 years and 1.70%, respectively, at September 30, 2021. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of September 30, 2021.

Total lease costs during the three and nine months ended September 30, 2021, of $1,637 thousand  and $4,949 thousand, respectively, were recorded within occupancy and equipment expense. Total lease costs during the three and nine months ended September 30, 2020, of $1,671 thousand and $4,988 thousand, respectively, were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the nine months ended September 30, 2021 and September 30, 2020.

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At September 30,
2021
(In thousands)
2021	$1,525
2022	5,660
2023	4,952
2024	3,364
2025	2,173
Thereafter	2,251
Total minimum lease payments	19,925
Less: discount	(640)
Present value of lease liability	$19,285

[The remainder of this page intentionally left blank]

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three and nine months ended September 30, 2021 and year ended December 31, 2020. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three and nine months ended September 30, 2021 and year ended December 31, 2020 no such adjustments were recorded.

The carrying values of goodwill were:

	At September 30, 2021	At December 31, 2020
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At September 30, 2021		At December 31, 2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(55,908)	$56,808	$(55,704)

As of September 30, 2021, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the nine months ended September 30, 2021 (actual)	$204
Estimate for the remainder of 2021	65
Estimate for year ending December 31, 2022	252
2023	236
2024	222
2025	125

[The remainder of this page intentionally left blank]

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At September 30,	At December 31,
	2021	2020
	(In thousands)
Noninterest-bearing	$2,988,329	$2,725,177
Interest-bearing:
Transaction	1,257,460	1,102,601
Savings	1,894,290	1,703,812
Time deposits less than $100 thousand	75,776	79,825
Time deposits $100 thousand through $250 thousand	48,550	49,323
Time deposits more than $250 thousand	24,556	27,241
Total deposits	$6,288,961	$5,687,979

Demand deposit overdrafts of $870 thousand and $682 thousand were included as loan balances at September 30, 2021 and December 31, 2020, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $58 thousand and $204 thousand for the three and nine months ended September 30, 2021, respectively, and $80 thousand and $238 thousand for the three and nine months ended September 30, 2020, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At September 30,	At December 31,
	2021	2020
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$46,984	$67,019
Corporate securities	185,493	188,195
Total collateral carrying value	$232,477	$255,214
Total short-term borrowed funds	$119,102	$102,545

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At September 30, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities (MBS)	$458,053	$-	$458,053	$-
Securities of U.S. Government entities	128	-	128	-
Obligations of states and political subdivisions	96,603	-	96,603	-
Corporate securities	2,668,389	-	2,668,389	-
Collateralized loan obligations	1,379,533	-	1,379,533	-
Total debt securities available for sale	$4,602,706	$-	$4,602,706	$-

(1)   There were no transfers in to or out of level 3 during the nine months ended September 30, 2021.

[The remainder of this page intentionally left blank]

	At December 31, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
Agency residential MBS	$652,952	$-	$652,952	$-
Securities of U.S. Government entities	154	-	154	-
Obligations of states and political subdivisions	111,010	-	111,010	-
Corporate securities	2,117,978	-	2,117,978	-
Commercial paper	24,990	-	24,990	-
Collateralized loan obligations	1,156,101	-	1,156,101	-
Total debt securities available for sale	$4,063,185	$-	$4,063,185	$-

(1)   There were no transfers in to or out of level 3 during the year ended December 31, 2020.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at September 30, 2021 and December 31, 2020, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Nine
					Months Ended
	At September 30, 2021				September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$290	$-	$-	$290	$-
Residential real estate	173	-	-	173	-
Total assets measured at fair value on a nonrecurring basis	$463	$-	$-	$463	$-

					For the
					Year Ended
	At December 31, 2020				December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial	$5,270	$-	$-	$5,270	$-
Commercial real estate	3,710	-	-	3,710	-
Residential real estate	181	-	-	181	-
Total assets measured at fair value on a nonrecurring basis	$9,161	$-	$-	$9,161	$-

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

	At September 30, 2021
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$1,011,048	$1,011,048	$1,011,048	$-	$-
Debt securities held to maturity	356,106	364,741	-	364,741	-
Loans	1,108,590	1,128,250	-	-	1,128,250

Financial Liabilities:
Deposits	$6,288,961	$6,288,843	$-	$6,140,079	$148,764
Short-term borrowed funds	119,102	119,102	-	119,102	-

	At December 31, 2020
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$621,275	$621,275	$621,275	$-	$-
Debt securities held to maturity	515,589	529,678	-	529,678	-
Loans	1,232,389	1,290,938	-	-	1,290,938

Financial Liabilities:
Deposits	$5,687,979	$5,688,049	$-	$5,531,590	$156,459
Short-term borrowed funds	102,545	102,545	-	102,545	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not cancellable unconditionally by the Company aggregated $36,287 thousand at September 30, 2021. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $234,089 thousand at September 30, 2021 and $277,878 thousand at December 31, 2020. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $3,403 thousand at September 30, 2021 and $2,357 thousand at December 31, 2020. Commitments for commercial and similar letters of credit totaled $95 thousand at September 30, 2021 and there were no such outstanding commitments at December 31, 2020. The Company had $580 thousand in outstanding full recourse guarantees to a 3rd party credit card company at September 30, 2021 and December 31, 2020. At September 30, 2021, the Company had a reserve for unfunded commitments of $101 thousand for the above-mentioned loan commitments of $36,287 thousand that are not cancellable unconditionally by the Company. The Company’s reserve for unfunded commitments was $101 thousand at December 31, 2020. The reserve for unfunded commitments is included in other liabilities.

The Company determined that it will be obligated to provide refunds of revenue recognized in years prior to 2018 to some customers. The Company initially estimated the probable amount of these obligations to be $5,542 thousand and accrued a liability for such amount in 2017; based on additional information received in the second quarter 2019, the Company increased such liability to $5,843 thousand by recognizing an expense of $301 thousand. The Company paid $13 thousand and $452 thousand during the three and nine months ended September 30, 2021, respectively, and $4,410 thousand during the year ended December 31, 2020 to customers eligible for refunds. The remaining accrued obligations at September 30, 2021 totaled $981 thousand, included in other liabilities.

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

	For the Three Months		For the Nine Months
	Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$22,063	$20,051	$64,789	$56,575
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,866	26,930	26,851	26,977
Basic earnings per common share	$0.82	$0.74	$2.41	$2.10
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,866	26,930	26,851	26,977
Add common stock equivalents for options	9	16	17	21
Weighted average number of common shares outstanding - diluted (denominator)	26,875	26,946	26,868	26,998
Diluted earnings per common share	$0.82	$0.74	$2.41	$2.10

For the three and nine months ended September 30, 2021, options to purchase 744 thousand and 618 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the Company’s common stock such that their inclusion would have had an anti-dilutive effect.

For the three and nine months ended September 30, 2020, options to purchase 567 thousand and 560 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the Company’s common stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months		For the Nine Months
	Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE)(1)	$43,952	$41,780	$131,034	$124,390
Provision for Credit Losses	-	-	-	4,300
Noninterest Income	11,282	10,476	32,503	31,678
Noninterest Expense	24,697	24,603	73,894	74,021
Income Before Income Taxes (FTE)(1)	30,537	27,653	89,643	77,747
Income Tax Provision (FTE)(1)	8,474	7,602	24,854	21,172
Net Income	$22,063	$20,051	$64,789	$56,575

Average Common Shares Outstanding	26,866	26,930	26,851	26,977
Average Diluted Common Shares Outstanding	26,875	26,946	26,868	26,998
Common Shares Outstanding at Period End	26,866	26,898

Per Common Share:
Basic Earnings	$0.82	$0.74	$2.41	$2.10
Diluted Earnings	0.82	0.74	2.41	2.10
Book Value	31.19	30.69

Financial Ratios:
Return on Assets	1.22%	1.24%	1.25%	1.25%
Return on Common Equity	11.58%	11.17%	11.62%	10.67%
Net Interest Margin (FTE)(1)	2.60%	2.78%	2.67%	2.95%
Net Loan (Recoveries) Losses to Average Loans	(0.05%)	0.12%	0.00%	0.18%
Efficiency Ratio(2)	44.7%	47.1%	45.2%	47.4%

Average Balances:
Assets	$7,158,462	$6,414,399	$6,939,636	$6,044,098
Loans	1,176,114	1,312,758	1,227,971	1,223,250
Investment Securities	4,615,540	4,360,119	4,484,084	4,055,733
Deposits	6,223,500	5,533,144	6,017,175	5,188,797
Shareholders' Equity	755,682	714,400	745,382	708,559

Period End Balances:
Assets	$7,403,573	$6,563,215
Loans	1,132,472	1,310,009
Investment Securities	4,958,819	4,561,805
Deposits	6,288,961	5,539,190
Shareholders' Equity	837,953	825,576

Capital Ratios at Period End:
Total Risk Based Capital	15.54%	15.42%
Tangible Equity to Tangible Assets	9.83%	10.91%

Dividends Paid Per Common Share	$0.41	$0.41	$1.23	$1.23
Common Dividend Payout Ratio	50%	55%	51%	59%

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

Financial Overview

Westamerica Bancorporation and subsidiaries (collectively, the “Company”) reported net income of $22.1 million or $0.82 diluted earnings per common share (“EPS”) for the third quarter 2021 and net income of $64.8 million or $2.41 EPS for the nine months ended September 30, 2021. Results for 2021 include “make-whole” interest income on corporate bonds redeemed prior to maturity of $732 thousand for the third quarter 2021, which increased EPS $0.02, and $2.8 million for the first nine months of 2021, which increased EPS $0.07. These results compare with net income of $20.1 million or $0.74 EPS for the third quarter 2020 and net income of $56.6 million or $2.10 diluted earnings per common share for the nine months ended September 30, 2020.

The Company’s primary and wholly-owned subsidiary, Westamerica Bank (the “Bank”), continued to support its customers during the pandemic. The Bank originated $106 million in loans under the second round of the Paycheck Protection Program (“PPP”) during the first six months of 2021. PPP loans meaningfully increased interest-earning assets and related interest and fee income. The Bank continues to work with loan customers requesting deferral of loan payments due to economic weakness caused by the pandemic. At September 30, 2021, loans granted deferrals under the CARES Act included $1.0 million, all of which were consumer automobile loans. The results for the nine months ended September 30, 2020 included a provision for credit losses of $4.3 million, which reduced EPS $0.11, representing Management’s estimate of additional reserves needed over the remaining life of its loans due to increased credit-risk from deteriorating economic conditions caused by the COVID-19 pandemic.

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

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$43,952	$41,780	$131,034	$124,390
Provision for credit losses	-	-	-	4,300
Noninterest income	11,282	10,476	32,503	31,678
Noninterest expense	24,697	24,603	73,894	74,021
Income before taxes (FTE)	30,537	27,653	89,643	77,747
Income tax provision (FTE)	8,474	7,602	24,854	21,172
Net income	$22,063	$20,051	$64,789	$56,575

Average diluted common shares	26,875	26,946	26,868	26,998
Diluted earnings per common share	$0.82	$0.74	$2.41	$2.10

Average total assets	$7,158,462	$6,414,399	$6,939,636	$6,044,098
Net income to average total assets (annualized)	1.22%	1.24%	1.25%	1.25%
Net income to average common shareholders' equity (annualized)	11.58%	11.17%	11.62%	10.67%

Net income for the third quarter 2021 increased $2.0 million compared with the third quarter 2020. Net interest and loan fee income (FTE) increased $2.2 million in the third quarter 2021 compared with the third quarter 2020 due to higher average balances of investments and interest-bearing cash, partially offset by lower average balances of loans and the mix of interest-earning assets. Additionally, third quarter 2021 results include “make-whole” interest income on corporate bonds redeemed prior to maturity of $732 thousand. The provision for credit losses was zero for the third quarter 2021 and the third quarter 2020, reflecting Management's evaluation of credit risk over the remaining life of loans and bonds. Third quarter 2021 noninterest income increased $806 thousand compared with third quarter 2020 due to higher levels of merchant processing services fees, deposit related fees and debit card fees. Third quarter 2021 noninterest expense remained at the same level compared with the third quarter 2020. The tax rate (FTE) was 27.8% for the third quarter 2021 and 27.5% for the third quarter 2020.

Comparing the first nine months of 2021 with the first nine months of 2020, net income increased $8.2 million. Net interest and loan fee (FTE) income increased $6.6 million due to higher average balances of investments and interest-bearing cash, partially offset by lower yield on interest-earning assets. Results for the first nine months of 2021 include “make-whole” interest income on corporate bonds redeemed prior to maturity of $2.8 million. The provision for credit losses was zero in the first nine months of 2021, reflecting Management's evaluation of credit risk over the remaining life of loans and bonds. Results for the first quarter 2020 include a provision of credit losses of $4.3 million, representing Management’s estimate of additional reserves needed over the remaining life of its loans due to credit-risk from economic weakness caused by the COVID-19 pandemic. Noninterest income increased $825 thousand in the first nine months of 2021 compared with the first nine months of 2020 due to higher fee income from merchant card processing, debit cards and trust accounts, offset by lower deposit services charges. Additionally, the first nine months of 2020 results included a $603 thousand recovery on previously charged off loans. In the first nine months of 2021 noninterest expense decreased $127 thousand compared with the first nine months of 2020 due to lower salaries and related benefits offset by higher professional fees and other noninterest expense. The tax rate (FTE) was 27.7% for the first nine months of 2021 and 27.2% for the first nine months of 2020.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Interest and loan fee income	$43,810	$41,365	$130,402	$122,895
FTE adjustment	634	881	2,083	2,838
Interest expense	492	466	1,451	1,343
Net interest and loan fee income (FTE)	$43,952	$41,780	$131,034	$124,390

Average earning assets	$6,754,281	$6,001,287	$6,535,949	$5,627,517
Net interest margin (FTE) (annualized)	2.60%	2.78%	2.67%	2.95%

Net interest and loan fee income (FTE) increased $2.2 million in the third quarter 2021 compared with the third quarter 2020 due to higher average balances of investments (up $255 million) and interest-bearing cash (up $634 million), partially offset by lower average balances of loans (down $137 million) and increases in average balances of lower-yielding of interest-earning assets. Results for the third quarter 2021 results include “make-whole” interest income on corporate bonds redeemed prior to maturity of $732 thousand.

Net interest and loan fee (FTE) income increased $6.6 million in the first nine months of 2021 compared with the first nine months of 2020 due to higher average balances of investments (up $428 million) and interest-bearing cash (up $475 million), partially offset by lower yield on interest-earning assets (down 0.28%). Results for the first nine months of 2021 include “make-whole” interest income on corporate bonds redeemed prior to maturity of $2.8 million.

The annualized net interest margin (FTE) was 2.60% in the third quarter 2021 and 2.67% in the first nine months of 2021 compared with 2.78% in the third quarter 2020 and 2.95% in the first nine months of 2020. The lower yield in the third quarter 2021 and the first nine months of 2021 compared with the same periods of 2020 is primarily due to low yield on interest-bearing cash which made up a higher percentage of total earning assets in the current periods (14.3% in the third quarter 2021 compared with 5.5% in the third quarter 2020 and 12.6% in the first nine months of 2021 compared with 6.2% in the first nine months of 2020).

The Company’s funding costs were 0.03% in the third quarter 2021 and 2020 and in the first nine months of 2021 and 2020. Average balances of higher costing time deposits in the first nine months of 2021 declined $10 million from the first nine months of 2020. Average balances of lower costing checking and saving deposits increased $839 million in the first nine months of 2021 compared with the first nine months of 2020. Average balances of those checking and saving deposits accounted for 97.4% of average total deposits in the first nine months of 2021 compared with 96.8% in the first nine months of 2020.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months		For the Nine Months
	Ended September 30,
	2021	2020	2021	2020

Yield on earning assets (FTE)	2.63%	2.81%	2.70%	2.98%
Rate paid on interest-bearing liabilities	0.06%	0.06%	0.06%	0.06%
Net interest spread (FTE)	2.57%	2.75%	2.64%	2.92%
Impact of noninterest-bearing demand deposits	0.03%	0.03%	0.03%	0.03%
Net interest margin (FTE)	2.60%	2.78%	2.67%	2.95%

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2021
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,322,464	$26,674	2.47%
Tax-exempt (1)	293,076	2,508	3.42%
Total investments (1)	4,615,540	29,182	2.53%
Loans:
Taxable
Paycheck Protection Program ("PPP") loans	144,641	1,865	5.12%
Other taxable	981,074	12,534	5.07%
Total taxable	1,125,715	14,399	5.08%
Tax-exempt (1)	50,399	494	3.89%
Total loans (1)	1,176,114	14,893	5.02%
Total interest-bearing cash	962,627	369	0.15%
Total Interest-earning assets (1)	6,754,281	44,444	2.63%
Other assets	404,181
Total assets	$7,158,462

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,960,207	$-	-%
Savings and interest-bearing transaction	3,111,068	373	0.05%
Time less than $100,000	83,414	42	0.20%
Time $100,000 or more	68,811	58	0.33%
Total interest-bearing deposits	3,263,293	473	0.06%
Short-term borrowed funds	107,547	19	0.07%
Total interest-bearing liabilities	3,370,840	492	0.06%
Other liabilities	71,733
Shareholders' equity	755,682
Total liabilities and shareholders' equity	$7,158,462
Net interest spread (1) (2)			2.57%
Net interest and fee income and interest margin (1) (3)		$43,952	2.60%

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2020
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$3,918,846	$23,079	2.36%
Tax-exempt (1)	441,273	3,689	3.34%
Total investments (1)	4,360,119	26,768	2.46%
Loans:
Taxable
PPP loans	243,104	2,501	4.08%
Other	1,020,270	12,403	4.84%
Total taxable	1,263,374	14,904	4.69%
Tax-exempt (1)	49,384	490	3.95%
Total loans (1)	1,312,758	15,394	4.67%
Total interest-bearing cash	328,410	84	0.10%
Total Interest-earning assets (1)	6,001,287	42,246	2.81%
Other assets	413,112
Total assets	$6,414,399

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,695,458	$-	-%
Savings and interest-bearing transaction	2,674,647	323	0.05%
Time less than $100,000	90,994	47	0.21%
Time $100,000 or more	72,045	80	0.44%
Total interest-bearing deposits	2,837,686	450	0.06%
Short-term borrowed funds	94,031	16	0.07%
Total interest-bearing liabilities	2,931,717	466	0.06%
Other liabilities	72,824
Shareholders' equity	714,400
Total liabilities and shareholders' equity	$6,414,399
Net interest spread (1) (2)			2.75%
Net interest and fee income and interest margin (1) (3)		$41,780	2.78%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Nine Months Ended September 30, 2021
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,154,211	$78,564	2.52%
Tax-exempt (1)	329,873	8,410	3.40%
Total investments (1)	4,484,084	86,974	2.59%
Loans:
Taxable
PPP loans	180,214	6,431	4.77%
Other taxable	996,584	36,833	4.94%
Total taxable	1,176,798	43,264	4.92%
Tax-exempt (1)	51,173	1,481	3.87%
Total loans (1)	1,227,971	44,745	4.87%
Total interest-bearing cash	823,894	766	0.12%
Total Interest-earning assets (1)	6,535,949	132,485	2.70%
Other assets	403,687
Total assets	$6,939,636

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,854,936	$-	-%
Savings and interest-bearing transaction	3,007,473	1,068	0.05%
Time less than $100,000	84,508	126	0.20%
Time $100,000 or more	70,258	204	0.39%
Total interest-bearing deposits	3,162,239	1,398	0.06%
Short-term borrowed funds	105,001	53	0.07%
Other borrowed funds	71	-	0.35%
Total interest-bearing liabilities	3,267,311	1,451	0.06%
Other liabilities	72,007
Shareholders' equity	745,382
Total liabilities and shareholders' equity	$6,939,636
Net interest spread (1) (2)			2.64%
Net interest and fee income and interest margin (1) (3)		$131,034	2.67%

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended September 30, 2021
	Compared with
	For the Three Months Ended September 30, 2020
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$2,377	$1,218	$3,595
Tax-exempt (1)	(1,239)	58	(1,181)
Total investments (1)	1,138	1,276	2,414
Loans:
Taxable:
PPP loans	(1,013)	377	(636)
Other	(450)	581	131
Total taxable	(1,463)	958	(505)
Tax-exempt (1)	11	(7)	4
Total loans (1)	(1,452)	951	(501)
Total interest-bearing cash	162	123	285
Total (decrease) increase in interest and loan fee income (1)	(152)	2,350	2,198
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	54	(4)	50
Time less than $100,000	(4)	(1)	(5)
Time $100,000 or more	(3)	(19)	(22)
Total interest-bearing deposits	47	(24)	23
Short-term borrowed funds	2	1	3
Total increase (decrease) in interest expense	49	(23)	26
(Decrease) increase in net interest and loan fee income (1)	$(201)	$2,373	$2,172

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Nine Months Ended September 30, 2021
	Compared with
	For the Nine Months Ended September 30, 2020
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$11,030	$(429)	$10,601
Tax-exempt (1)	(3,792)	165	(3,627)
Total investments (1)	7,238	(264)	6,974
Loans:
Taxable:
PPP loans	1,793	464	2,257
Other	(2,027)	(209)	(2,236)
Total taxable	(234)	255	21
Tax-exempt (1)	114	(70)	44
Total loans (1)	(120)	185	65
Total interest-bearing cash	1,432	(1,719)	(287)
Total increase (decrease) in interest and loan fee income (1)	8,550	(1,798)	6,752
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	164	(18)	146
Time less than $100,000	(13)	(9)	(22)
Time $100,000 or more	(8)	(26)	(34)
Total interest-bearing deposits	143	(53)	90
Short-term borrowed funds	18	1	19
Other borrowed funds	(1)	-	(1)
Total increase (decrease) in interest expense	160	(52)	108
Increase (decrease) in net interest and loan fee income (1)	$8,390	$(1,746)	$6,644

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

The Company provided no provision for credit losses in the third quarter and first nine months of 2021, and the third quarter 2020, based on Management’s evaluation of credit quality and the adequacy of the allowance for credit losses. The Company’s first nine months of 2020 results include a provision for credit losses of $4.3 million recorded in the first quarter of 2020, which represented Management’s estimate of additional reserves needed over the remaining life of its loans due to the credit-risk from weakened economic conditions caused by the COVID-19 pandemic. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2021	2020	2021	2020
	(In thousands)

Service charges on deposit accounts	$3,578	$3,298	$10,117	$10,697
Merchant processing services	3,159	2,860	8,998	7,495
Debit card fees	1,740	1,611	5,132	4,538
Trust fees	839	756	2,467	2,247
ATM processing fees	573	606	1,792	1,703
Other service fees	475	454	1,435	1,380
Financial services commissions	95	58	260	306
Securities gains	-	-	34	71
Other noninterest income	823	833	2,268	3,241
Total	$11,282	$10,476	$32,503	$31,678

Third quarter 2021 noninterest income increased $806 thousand compared with third quarter 2020 due to increases in service charges on deposits accounts and higher transaction volumes from merchant processing services and debit cards.

Noninterest income increased $825 thousand in the first nine months of 2021 compared with the first nine months of 2020. Higher transaction volumes from merchant processing services and debit cards and increases in trust fees were offset by decreases in service charges on deposits accounts. Additionally, the first nine months of 2020 included a $603 thousand recovery in excess of previously charged off loan amounts.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2021	2020	2021	2020
	(In thousands)

Salaries and related benefits	$11,813	$12,540	$36,575	$38,458
Occupancy and equipment	4,759	5,014	14,447	14,737
Outsourced data processing services	2,429	2,338	7,244	7,067
Professional fees	724	669	2,496	1,701
Courier service	534	500	1,605	1,499
Amortization of identifiable intangibles	67	72	204	218
Other noninterest expense	4,371	3,470	11,323	10,341
Total	$24,697	$24,603	$73,894	$74,021

Noninterest expense increased $94 thousand in the third quarter 2021 compared with the third quarter 2020. An increase in other noninterest expense was partially offset by decreases in salaries and related benefits due to attrition. Additionally, occupancy and equipment expenses decreased due to lower depreciation expenses.

In the first nine months of 2021 noninterest expense decreased $127 thousand compared with the first nine months of 2020. Lower salaries and related benefits are attributable to attrition. Occupancy and equipment expenses decreased due to lower depreciation expenses. These decreases were partially offset by higher professional fees and other noninterest expense.

[The remainder of this page intentionally left blank]

Provision for Income Tax

The Company’s income tax provision (FTE) was $8.5 million for the third quarter 2021 and $24.9 million for the nine months ended September 30, 2021 compared with $7.6 million for the third quarter 2020 and $21.2 million for the nine months ended September 30, 2020. The effective tax rates (FTE) were 27.8% for the third quarter 2021 and 27.7% for the nine months ended September 30, 2021 compared with 27.5% for the third quarter 2020 and 27.2% for the nine months ended September 30, 2020.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by state and political subdivisions and corporations, collateralized loan obligations, agency and non-agency issued mortgage backed securities, and other securities.

Management managed the investment securities portfolio in response to changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $5.0 billion at September 30, 2021 and $4.6 billion at December 31, 2020. The following table indicates the carrying values of investment securities in the Company’s portfolio by type as of the indicated dates. The Company adopted ASU 2016-13 effective January 1, 2020. Debt securities held to maturity of $356,113 thousand at September 30, 2021 and $515,598 thousand at December 31, 2020, are listed at amortized cost before related reserve for expected credit losses of $7 thousand and $9 thousand, respectively.

	At September 30, 2021		At December 31, 2020
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Agency residential mortgage-backed securities	$623,975	12%	$893,284	20%
Obligations of states and political subdivisions	285,761	6%	384,932	8%
Corporate securities	2,668,389	54%	2,117,978	46%
Commercial paper	-	-%	24,990	1%
Collateralized loan obligations	1,379,533	28%	1,156,101	25%
Other	1,161	-%	1,498	-%
Total	$4,958,819	100%	$4,578,783	100%

Debt securities available for sale	$4,602,706		$4,063,185
Debt securities held to maturity	356,113		515,598
Total	$4,958,819		$4,578,783

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

At September 30, 2021, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in the Company’s internal analyses compared with the ratings assigned by the third party credit rating agencies.

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by credit rating:

	At September 30, 2021		At December 31, 2020
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
AAA	$21,619	1%	$21,905	1%
AA+	20,646	1%	20,979	1%
AA	19,916	1%	41,232	2%
AA-	116,233	4%	46,969	2%
A+	129,426	5%	153,917	7%
A	502,617	19%	374,155	18%
A-	575,395	21%	385,642	18%
BBB+	744,553	28%	489,677	23%
BBB	526,184	20%	486,108	23%
BBB-	11,800	-%	82,431	4%
Investment grade	2,668,389	100%	2,103,015	99%
Below investment grade	-	-%	14,963	1%
Total Corporate securities	$2,668,389	100%	$2,117,978	100%

The Company’s below investment grade corporate bond with a balance of $14.96 million at December 31, 2020 paid off in full at maturity in July 2021.

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At September 30, 2021		At December 31, 2020
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,329,371	50%	$938,222	44%
Consumer, Non-cyclical	272,870	10%	184,069	9%
Utilities	221,331	8%	185,486	9%
Industrial	219,183	8%	188,803	9%
Communications	178,594	7%	173,483	8%
Consumer, Cyclical	126,760	5%	93,330	4%
Basic Materials	116,744	4%	120,811	6%
Technology	103,214	4%	130,725	6%
Energy	100,322	4%	103,049	5%
Total Corporate securities	$2,668,389	100%	$2,117,978	100%

[The remainder of this page intentionally left blank]

The following table summarizes total consumer, cyclical by sub-sector:

At September 30, 2021
Market value
(In thousands)
Hotels	$-
Restaurants	20,718
Department Stores	-
Casinos	-
Airlines	-
Other	106,042
Total Consumer, Cyclical	$126,760

The Company’s $20.7 million (fair value) in corporate bonds to issuers operating in the consumer cyclical – restaurant subsector represent bonds of one company which retails, roasts and provides its own brand of specialty coffee and other complementary products through retail locations worldwide and sells coffee through several distribution channels. The bonds mature in 2023. At September 30, 2021, the bonds were rated BBB and priced with an unrealized gain of $722 thousand.

	At September 30, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Energy	$95,446	$100,322
Industrial	213,308	219,183
Total	$308,754	$319,505

The $100.3 million (fair value) in corporate bonds in the energy sector are issued by four issuers at September 30, 2021. The $219.2 million (fair value) in corporate bonds in the industrial sector are issued by 10 issuers at September 30, 2021.

The Company’s $1.4 billion (fair value) in collateralized loan obligations at September 30, 2021, include investments in 166 issues that are within the senior tranches of their respective fund securitization structures. All of the Company’s collateralized loan obligation investments are rated AAA or AA at September 30, 2021.

[The remainder of this page intentionally left blank]

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At September 30, 2021, the Company’s investment securities portfolios included securities issued by 225 state and local government municipalities and agencies located within 33 states. The largest exposure to any one single municipality or agency issuer was $7.5 million (fair value) represented by five general obligation bonds.

	At September 30, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$49,507	$51,258
Washington	15,603	16,127
Texas	11,688	12,075
Other (28 states)	127,543	131,284
Total general obligation bonds	$204,341	$210,744

Revenue bonds:
California	$16,065	$16,395
Kentucky	10,317	10,610
Indiana	8,251	8,355
Virginia	7,583	7,850
Colorado	6,299	6,419
Maryland	5,975	6,011
Washington	4,558	4,585
Other (10 states)	18,392	18,658
Total revenue bonds	77,440	78,883
Total obligations of states and political subdivisions	$281,781	$289,627

[The remainder of this page intentionally left blank]

At December 31, 2020, the Company’s investment securities portfolios included securities issued by 317 state and local government municipalities and agencies located within 40 states. The largest exposure to any one single municipality or agency issuer was $8.2 million (fair value) represented by six general obligation bonds.

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

At September 30, 2021 and December 31, 2020, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utilities, sewer utilities, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 16 revenue sources at September 30, 2021 and 19 revenue sources December 31, 2020. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At September 30, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$12,227	$12,360
Sewer	11,601	11,936
Sales tax	9,620	9,770
Lease (renewal)	8,705	8,953
Lease (abatement)	6,932	7,042
Lease (appropriation)	4,566	4,644
Special Assessment	4,080	4,216
Fuel Sales Tax	3,999	4,006
Lease Revenue	3,859	3,947
Other (7 sources)	11,851	12,009
Total revenue bonds by revenue source	$77,440	$78,883

[The remainder of this page intentionally left blank]

	At December 31, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$22,731	$23,095
Sewer	12,447	12,989
Sales tax	10,738	11,013
Lease (renewal)	9,209	9,545
Lease (abatement)	8,483	8,674
Other (14 sources)	35,315	36,108
Total revenue bonds by revenue source	$98,923	$101,424

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

During 2020 and the first six months of 2021, the Bank processed customer PPP loan applications pursuant to the CARES Act. The United States Small Business Administration guarantees PPP loans; given this guarantee, the PPP loans are not considered to have default risk and do not carry an allowance for credit losses. The outstanding balances of PPP loans, net of deferred fees and costs, were $103 million at September 30, 2021.

On April 7, 2020, the U.S. banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the CARES Act. The Bank has been actively working with consumer and commercial borrowers requesting deferral of loan payments, granting deferrals of principal and interest payments for 90 days. At September 30, 2021, loans granted loan deferrals totaled $1.0 million, all of which were consumer automobile loans.

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

Nonperforming Assets
	At September 30,		At December 31,
	2021	2020	2020
	(In thousands)

Nonperforming nonaccrual loans	$801	$409	$526
Performing nonaccrual loans	436	3,971	3,803
Total nonaccrual loans	1,237	4,380	4,329
Accruing loans 90 or more days past due	537	360	450
Total nonperforming loans	1,774	4,740	4,779
Other real estate owned	-	43	-
Total nonperforming assets	$1,774	$4,783	$4,779

At September 30, 2021, nonaccrual loans consisted of seven loans with an average carrying value of $177 thousand.

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

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”). The following table summarizes allowance for credit losses at the dates indicated:

	At September 30,		At December 31,
	2021	2020	2020
	(In thousands)
Allowance for Credit Losses on Loans	$23,882	$24,142	$23,854
Allowance for Credit Losses on Held to Maturity Debt Securities	7	16	9
Total Allowance for Credit Losses	$23,889	$24,158	$23,863

Allowance for unfunded credit commitments	$101	$53	$101

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. The adoption of the ASU resulted in the establishment of an allowance for credit losses related to debt securities held to maturity of $16 thousand. It was reduced to $9 thousand at December 31, 2020, and $7 thousand at September 30, 2021.

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

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2021	2020	2021	2020
	($ in thousands)
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$23,737	$24,529	$23,854	$19,484
Adoption of ASU 2016-13	-	-	-	2,017
Balance, beginning of period	23,737	24,529	23,854	21,501
Provision for credit losses	2	-	2	4,300
Loans charged off
Commercial	(56)	-	(56)	(178)
Consumer installment and other	(916)	(872)	(2,176)	(3,071)
Total chargeoffs	(972)	(872)	(2,232)	(3,249)
Recoveries of loans previously charged off
Commercial	80	46	168	282
Commercial real estate	705	12	729	37
Consumer installment and other	330	427	1,361	1,271
Total recoveries	1,115	485	2,258	1,590
Net loan recoveries (losses)	143	(387)	26	(1,659)
Balance, end of period	$23,882	$24,142	$23,882	$24,142

Net loan (recoveries) losses as a percentage of average total loans (annualized)	(0.05%)	0.12%	0.00%	0.18%

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

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2021
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,858	$6,752	$5	$57	$10,065	$23,737
Provision (reversal)	10	(754)	(3)	(7)	756	2
Chargeoffs	(56)	-	-	-	(916)	(972)
Recoveries	80	705	-	-	330	1,115
Total allowance for credit losses	$6,892	$6,703	$2	$50	$10,235	$23,882

[The remainder of this page intentionally left blank]

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2021
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$9,205	$5,660	$6	$47	$8,936	$23,854
(Reversal) provision	(2,425)	314	(4)	3	2,114	2
Chargeoffs	(56)	-	-	-	(2,176)	(2,232)
Recoveries	168	729	-	-	1,361	2,258
Total allowance for credit losses	$6,892	$6,703	$2	$50	$10,235	$23,882

The allowance for credit losses on consumer loans increased due to a higher than average volume of loans in the first nine months of 2021, which increased the size of the total consumer loan portfolio. The allowance for credit losses on commercial loans decreased in the first nine months of 2021, due to the pay down of a previously individually evaluated loan, resulting in lower future expected losses. Management considers the $23.9 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of September 30, 2021.

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

The Company’s asset and liability position was “asset sensitive” at September 30, 2021, depending on the interest rate assumptions applied to each simulation model. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes.

At September 30, 2021, Management’s most recent measurements of estimated changes in net interest income were:

Static Simulation (balance sheet composition unchanged):
Assumed Immediate Parallel Shift in Interest Rates	+1.00%
First Year Change in Net Interest Income	+13.6%

Dynamic Simulation (balance sheet composition changes):
Assumed Change in Interest Rates Over 1 Year	+1.00%
First Year Change in Net Interest Income	+8.8%

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

In recent years, the Company's deposit base has provided the majority of the Company's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets in the quarter ended September 30, 2021 and in the year ended December 31, 2020. The stability of the Company’s funding from customer deposits is in part reliant on the confidence clients have in the Company. The Company places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Company's investment securities portfolio provides a substantial secondary source of liquidity. The Company held $5.0 billion in total investment securities at September 30, 2021. Under certain deposit, borrowing and other arrangements, the Company must hold and pledge investment securities as collateral. At September 30, 2021, such collateral requirements totaled approximately $899 million.

The Bank funded $249 million in PPP loans in the second quarter 2020 and $106 million in the first six months of 2021 by crediting loan proceeds to the borrower’s deposit accounts. PPP loans, net of deferred fees and costs, were $103 million at September 30, 2021. The Federal Reserve Board established the Paycheck Protection Program Liquidity Facility (“PPPLF”) to provide funding for eligible firms extending PPP loans. Under the PPPLF, the Bank must pledge PPP loans as collateral for PPPLF borrowings. Principal reductions on the pledged PPP loans must immediately result in principal reduction of the PPPLF borrowing. The Bank had no PPLF borrowings at September 30,  2021.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $33 million in the nine months ended September 30, 2021 and $44 million in the year ended December 31, 2020 and retire common stock in the amounts of $232 thousand and $16 million, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.6% for the nine months ended September 30, 2021 and 11.3% for the year ended December 31, 2020. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $3.0 million in the nine months ended September 30, 2021 and $2.8 million in the year ended December 31, 2020.

The Company paid common dividends totaling $33 million in the nine months ended September 30, 2021 and $44 million in the year ended December 31, 2020, which represent dividends per common share of $1.23 and $1.64, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 4 thousand shares valued at $232 thousand in the nine months ended September 30, 2021 and 319 thousand shares valued at $16 million in the year ended December 31, 2020.

The Company's primary capital resource is shareholders' equity, which was $838 million at September 30, 2021 compared with $845 million at December 31, 2020. The Company's ratio of equity to total assets was 11.3% at September 30, 2021 and 12.5% at December 31, 2020.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At September 30, 2021		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	14.98%	12.37%	7.00%	6.50%
Tier I Capital	14.98%	12.37%	8.50%	8.00%
Total Capital	15.54%	13.08%	10.50%	10.00%
Leverage Ratio	9.13%	7.52%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2020		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	16.04%	13.00%	7.00%	6.50%
Tier I Capital	16.04%	13.00%	8.50%	8.00%
Total Capital	16.68%	13.80%	10.50%	10.00%
Leverage Ratio	9.40%	7.58%	4.00%	5.00%

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

PPP loans are zero percent risk weighted for regulatory capital purposes; average PPP loans of $145 million did not affect regulatory capital ratios. The Leverage ratio would have been approximately 0.2% higher for the Company and the Bank without PPP loans. To the extent funding of PPP loans is through excess cash balances or PPPLF borrowings, the Leverage ratio is unaffected. However, PPP loans funded by increased non-PPPLF borrowings reduces the leverage ratio.

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2021.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the quarter ended September 30, 2021.

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

No shares were repurchased during the period from July 1, 2021 through September 30, 2021. A repurchase program was approved by the Board of Directors on July 23, 2020 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2021. The Board of Directors approved and adopted a replacement program on July 22, 2021 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2022.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: November 3, 2021