Form 10-K
period 2021-12-31
WESTAMERICA BANCORPORATION
filed 2022-02-28
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2021 as reported on the NASDAQ Global Select Market, was $885,440,863.36. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 18, 2022: 26,867,644 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to registrant’s Annual Meeting of Shareholders, to be held on April 28, 2022, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

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

These forward-looking statements are based on Management’s current knowledge and belief and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of any difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by riots, terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the local, regional and national economies; (6) changes in the interest rate environment; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing or security systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of climate change, natural disasters, including earthquakes, hurricanes, fire, flood, drought, and other disasters, on the uninsured value of the Company’s assets and of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values; (13) changes in the securities markets; (14) the duration and severity of the COVID-19 pandemic and governmental and customer responses to the pandemic; and (15) the outcome of contingencies, such as legal proceedings. However, the reader should not consider the above-mentioned factors to be a complete set of all potential risks or uncertainties.

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

PART I

ITEM 1. BUSINESS

Westamerica Bancorporation (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Its legal headquarters are located at 1108 Fifth Avenue, San Rafael, California 94901. Its principal administrative offices are located at 4550 Mangels Boulevard, Fairfield, California 94534, its telephone number is (707) 863-6000 and its website address is www.westamerica.com. The Company provides a full range of banking services to individual and commercial customers in Northern and Central California through its subsidiary bank, Westamerica Bank (“WAB” or the “Bank”). The Bank is a California-chartered commercial bank whose deposit are insurance by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. The principal communities served are located in Northern and Central California, from Mendocino, Lake and Nevada Counties in the north to Kern County in the south. The Company’s strategic focus is on the banking needs of small businesses. In addition, the Bank owns 100% of the capital stock of Community Banker Services Corporation (“CBSC”), a company engaged in providing the Company and its subsidiaries with data processing services and other support functions.

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

On February 6, 2009, Westamerica Bank acquired the banking operations of County Bank (“County”) from the Federal Deposit Insurance Corporation (“FDIC”). On August 20, 2010, Westamerica Bank acquired assets and assumed liabilities of the former Sonoma Valley Bank (“Sonoma”) from the FDIC. The County and Sonoma acquired assets and assumed liabilities were measured at estimated fair values, as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations.

At December 31, 2021, the Company had consolidated assets of approximately $7.5 billion, deposits of approximately $6.4 billion and shareholders’ equity of approximately $827 million.

The Company assesses and is careful to address potential health, safety, and environmental risks. The Company cares for the environment and works to mitigate pollution and the potential risks related to climate change by implementing practices such as recycling and reusing materials, and controlling energy usage.

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

Westamerica Bancorporation

Corporate Secretary A-2M

Post Office Box 1200

Suisun City, California 94585-1200

Human Capital Resources

The Company and its subsidiaries employed 640 full-time equivalent staff (or 534 full-time employees and 169 part-term and on-call employees) as of December 31, 2021. The employees are not represented by a collective bargaining unit, and the Company believes its relationship with its employees is good.

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

Regulation and Supervision of Bank Holding Companies

The Company is a bank holding company that is subject to the BHCA. The Company files reports with and is subject to examination and supervision by the Board of Governors of the Federal Reserve System (“FRB”). The FRB also has the authority to examine the Company’s subsidiaries. The Company is a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and the Bank are subject to examination by, and may be required to file reports with, the Commissioner of the California Department of Financial Protection and Innovation (the “Commissioner”).

The FRB has significant supervisory and regulatory authority over the Company and its affiliates. Among other things, the FRB requires the Company to maintain certain levels of capital. See “Capital Standards.” The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations or conditions imposed in writing by the FRB. Under the BHCA, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank or bank holding company. Any company seeking to acquire control of or to merge or consolidate with the Company also would be required to obtain the prior approval of the FRB.

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

Transactions between the Company and the Bank are restricted under the FRB’s Regulation W and Sections 23A and 23B of the Federal Reserve Act. In general, subject to certain specified exemptions, a bank or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates: (a) to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and (b) to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates. The Company is considered to be an affiliate of the Bank. A “covered transaction” includes, among other things, a loan or extension of credit to an affiliate; a purchase of securities issued by an affiliate; a purchase of assets from an affiliate, with some exceptions; and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

In addition to federal banking law, the Bank is also subject to applicable provisions of California law. Under California law, the Bank is subject to various restrictions on, and requirements regarding, its operations and administration including the maintenance of branch offices and automated teller machines, capital requirements, deposits and borrowings, and investment and lending activities.

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

●	Required large, publicly traded bank holding companies to create a risk committee responsible for the oversight of enterprise risk management.
●	Made permanent the $250 thousand limit for federal deposit insurance.
●

Amended the Electronic Fund Transfer Act ("EFTA") to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. While the Company’s assets were less than $10 billion as of December 31, 2021, interchange fees charged by larger institutions may dictate the level of fees smaller institutions will be able to charge to remain competitive.

Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees may increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

Capital Standards

The federal banking agencies have adopted pursuant the Dodd-Frank Act, which are risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions resulting in assets being recognized on the balance sheet as assets, and the extension of credit facilities such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 1250% for assets with relatively higher credit risk, such as certain securitizations. A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items.

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

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations over a transitional period 2015 through 2018. As of December 31, 2021, the Company’s and the Bank’s respective regulatory capital ratios exceeded applicable regulatory minimum capital requirements. See Note 9 to the consolidated financial statements included in this Report for capital ratios of the Company and the Bank, compared to minimum capital requirements and for the Bank the standards for well capitalized depository institutions.

In November 2019, the federal banking regulators published final rules implementing community bank leverage ratio, which is a simplified measure of capital adequacy for certain banking organizations that have less than $10 billion in total consolidated assets. A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The Company does not have any immediate plans to elect to use the community bank leverage ratio framework but may make such an election in the future.

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

Premiums for Deposit Insurance and FDIC Regulation

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

In September 2018, the DIF reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35% ahead of the September 30, 2020, deadline required under the Dodd-Frank Act. FDIC regulations provide for two changes to deposit insurance assessments upon reaching the minimum: (1) surcharges on insured depository institutions with total consolidated assets of $10 billion or more (large banks) will cease; and (2) small banks will receive assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from between 1.15% and 1.35%, to be applied when the reserve ratio is at or above 1.38%. In January 2019, the Bank, which meets the definition of a “small bank”, was advised by the FDIC its assessment credit to be applied when the reserve ratio is at or above 1.38% was $1.4 million. The Bank received notification from the FDIC during the third quarter 2019 that the reserve ratio exceeded 1.38%, and the FDIC applied the Bank’s assessment credits against the Bank’s second and third quarter 2019 deposit insurance premiums. The Company applied FDIC assessment credits against the Bank’s fourth quarter 2019 deposit insurance premiums and the remaining assessment credits against the Bank’s first quarter 2020 deposit insurance premiums. Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35%. The Federal Deposit Insurance Act (the “FDI Act”) requires that the FDIC’s Board of Directors adopt a restoration plan when the DIF reserve ratio falls below 1.35% or is expected to within 6 months. Under the FDI Act, the restoration plan must restore the reserve ratio to at least 1.35% within 8 years of establishing the Plan, absent extraordinary circumstances. The FDIC established the following Restoration Plan (the “Plan”) on September 15, 2020.

•	The FDIC will monitor deposit balance trends, potential losses, and other factors that affect the reserve ratio;
•	The FDIC will maintain the current schedule of assessment rates for all insured depository institutions; and
•	At least semiannually, the FDIC will update its analysis and projections for the DIF and, if necessary, recommend any modifications to the Plan, such as increasing assessment rates.

A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. The Company cannot provide any assurance as to the effect of any future changes in its deposit insurance premium rates.

While the FDIC is not Bank's primary federal regulator, as the insurer of the Bank's deposits, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order poses a serious risk to the DIF. The FDIC also has authority to initiate enforcement actions against any FDIC-insured institution after giving its primary federal regulator the opportunity to take such action, and may seek to terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Finally, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 24, 2018, President Trump signed into law the first major financial services reform bill since the enactment of the Dodd-Frank Act. The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Relief Act”) modifies or eliminates certain requirements on community and regional banks and nonbank financial institutions.  For instance, under the Relief Act and related rule making:

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

Community Reinvestment Act and Fair Lending Laws

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities including merger applications. In September 2020, the FRB released for public comment its proposed rules to modernize CRA regulations. The Company continues to evaluate the impact of any changes to the CRA regulations.

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

Pending Legislation

Changes to state laws and regulations (including changes in interpretation or enforcement) can affect the operating environment of BHCs and their subsidiaries in substantial and unpredictable ways. From time to time, various legislative and regulatory proposals are introduced. These proposals, if codified, may change banking statutes and regulations and the Company’s operating environment in substantial and unpredictable ways. If codified, these proposals could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot accurately predict whether those changes in laws and regulations will occur, and, if those changes occur, the ultimate effect they would have upon its financial condition or results of operations. It is likely, however, that the current level of enforcement and compliance-related activities of federal and state authorities will continue and potentially increase.

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

The COVID-19 Coronavirus Pandemic Will Have an Uncertain Impact on the Company's Financial Condition and Results of Operations

The COVID-19 coronavirus pandemic caused escalating infections in the United States beginning in the first quarter of 2020 that continued through the fourth quarter of 2021 and may continue for some time. The spread of the outbreak has disrupted the United States economy including banking and other financial activity in the market areas in which the Company and the Bank operate.

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

In response to the pandemic, the United States federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020, providing an estimated $2 trillion fiscal stimulus to the United States economy. The CARES Act established the Paycheck Protection Program (PPP) with $350 billion to provide businesses with federally guaranteed loans to support payroll and certain operating expenses. The loans were guaranteed by the United States Small Business Administration (“SBA”) and funded through banks. During 2020 and the first six months of 2021, the Bank processed government guaranteed PPP loans which meaningfully increased interest-earning assets and related interest and fee income. PPP loans, net of deferred fees and costs, were $46 million at December 31, 2021.

On April 7, 2020, the U.S. banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the CARES Act. The Bank continues to work with loan customers requesting deferral of loan payments due to economic weakness caused by the pandemic. At December 31, 2021, loans granted loan deferrals totaled $84 thousand, all of which were consumer automobile loans.

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

The Company's net interest margin and non-interest income could decline and credit-related losses could increase for an uncertain period given the decline in economic activity occurring due to the coronavirus. The amount of impact on the Company's financial results is uncertain.

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

Declines in Oil Prices Could Have an Impact on the Company's Financial Condition and Results of Operations

Declines in oil prices could negatively affect the financial results of industrial sector-based and energy sector-based corporate issuers of corporate bonds owned by the Company. The Company’s corporate debt securities include 14 issuers in industrial and energy sectors with aggregate amortized cost of $308.4 million and fair value of $315.8 million at December 31, 2021. These securities continue to be investment grade rated by a major rating agency.

The Company’s participation in the SBA PPP loan program exposes it to risks of noncompliance with the PPP and litigation, which could have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company is a participating lender in the PPP. The SBA guarantees loans funded under the PPP. Loan proceeds used for eligible payroll and certain other operating costs are forgiven with repayment of loan principal and accrued interest made by the SBA. There is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to potential risks relating to noncompliance with the PPP. Any financial liability, litigation costs or reputational damage related to the PPP or related litigation or regulatory enforcement actions could have a material adverse impact on the Company’s business, financial condition and results of operations. In addition, the Company may be exposed to credit risk on PPP loans if the SBA determines that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If the SBA identifies a deficiency, it could deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Climate Change and the Transition to Renewable Energy and a Net Zero Emissions Economy Pose Operational, Commercial and Regulatory Risks.

Climate change may increase the frequency or severity of extreme weather events, and if the Bank is not adequately resilient to deal with acute climate events, its operations may be impacted. Extreme weather events could also impact the activities of its customers or third-party vendors. The physical commodities and assets underlying some of its markets or investments may also be impacted by climate change.

In addition, the transition to renewable energy and a net zero emissions economy involves changes to consumer and institutional preferences for energy consumption,and other products and services, and the possible failure of its services to facilitate the needs of customers during the transition to renewable energy and changes in customer preferences could adversely impact its business and revenues. Changing preferences could also have an adverse impact on the operations or financial condition of its customers, which could result in reduced revenues from those customers. The Bank is also subject to risks relating to new or heightened climate change-related regulations or legislation, which could impact its customers.

The risks associated with climate change and the transition to renewable energy and a net zero emissions economy continue to evolve rapidly, and climate change-related risks may change or increase over time.

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

The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 26.9 million shares of common stock were outstanding at December 31, 2021. Pursuant to its stock option plans, at December 31, 2021, the Company had outstanding options for 793 thousand shares of common stock, of which 446 thousand were currently exercisable. As of December 31, 2021, 967 thousand shares of Company common stock remained available for grants under the Company’s equity incentive plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

The Company’s payment of dividends on common stock could be eliminated or reduced.

Holders of the Company’s common stock are entitled to receive dividends only when, as, and if declared by the Company’s Board of Directors. The Company’s ability to pay dividends is limited by banking and corporate laws, and depends, among other things, on the Company’s regulatory capital levels and earnings prospectus, as well as the Bank’s ability to pay cash dividends to the Company. Although the Company has historically paid cash dividends on the Company’s common stock, the Company is not required to do so and the Company’s Board of Directors could reduce or eliminate the Company’s common stock dividend in the future.

The Company could repurchase shares of its common stock at price levels considered excessive.

The Company repurchases and retires its common stock in accordance with Board of Directors-approved share repurchase programs. At December 31, 2021, 1.75 million shares remained available to repurchase under such plans. The Company has been active in repurchasing and retiring shares of its common stock when alternative uses of excess capital, such as acquisitions, have been limited. The Company could repurchase shares of its common stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were effected at lower prices.

Risks Related to the Nature and Geographical Location of the Company’s Business

The Company invests in loans that contain inherent credit risks that may cause the Company to incur losses.

The risk that borrowers may not pay interest or repay their loans as agreed is an inherent risk of the banking business. The Company strives to mitigate this risk by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. Nonetheless, the Company may incur losses on loans that meet its underwriting criteria, and these losses may exceed the amounts set aside as reserves. The Company can provide no assurance that the credit quality of the loan portfolio will not deteriorate in the future and that such deterioration will not adversely affect the Company or its results of operations.

The Company’s operations are concentrated geographically in California, and poor economic conditions may cause the Company to incur losses.

Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2021, real estate served as the principal source of collateral with respect to approximately 53% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. The California economy was severely affected by the recessionary period of 2008 to 2009. Much of the California real estate market experienced a decline in values of varying degrees. This decline had an adverse impact on the business of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans. Generally, the counties surrounding and near San Francisco Bay recovered more soundly from the recent recession than counties in the California “Central Valley,” from Sacramento in the north to Bakersfield in the south, where man of the Bank’s customers are located . Approximately 20% of the Company’s loans were to borrowers in the California “Central Valley” as of December 31, 2021. Economic conditions in California’s diverse geographic markets can be vastly different and are subject to various uncertainties, including the condition of the construction and real estate sectors, the effect of drought on the agricultural sector and its infrastructure, and the California state and municipal governments’ budgetary and fiscal conditions. The Company can provide no assurance that conditions in any sector or geographic market of the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.

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

Adverse changes in general business or economic conditions, including inflation, could have a material adverse effect on the Company’s financial condition and results of operations.

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

●	an impairment in the value of investment securities;
●	an impairment in the value of life insurance policies owned by the Company;
●	an impairment in the value of real estate owned by the Company; and
●	an increase in operating costs

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

The behavior of depositors in regard to the level of FDIC insurance could cause the Bank’s existing customers to reduce the amount of deposits held at the Bank, and could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank's deposit portfolio directly impacts the Bank's funding cost and net interest margin.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Branch Offices and Facilities

Westamerica Bank is engaged in the banking business through 78 branch offices in 21 counties in Northern and Central California. WAB believes all of its offices are constructed and equipped to meet prescribed security requirements.

The Company owns 28 banking office locations and one centralized administrative service center facility and leases 55 facilities. Most of the leases contain renewal options and provisions for rental increases, principally for changes in the cost of living index, and for changes in other operating costs such as property taxes and maintenance.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “WABC”. As of January 31, 2022, there were approximately 5,000 shareholders of record of the Company’s common stock.

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

Stock performance

The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2021 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2011 and reinvestment of all dividends.

	December 31,
	2011	2012	2013	2014	2015	2016
Westamerica Bancorporation (WABC)	$100.00	$100.23	$137.08	$122.75	$121.03	$167.97
S&P 500 (SPX)	100.00	115.80	153.22	174.01	176.34	197.39
NASDAQ Bank Index (CBNK)	100.00	118.23	167.68	175.82	191.19	263.47

	December 31,
	2017	2018	2019	2020	2021
Westamerica Bancorporation (WABC)	$163.51	$156.98	$196.09	$164.54	$176.74
S&P 500 (SPX)	240.40	229.75	301.84	357.60	460.07
NASDAQ Bank Index (CBNK)	277.52	232.25	288.47	266.79	381.08

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2021 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2016 and reinvestment of all dividends.

	December 31,
	2016	2017	2018	2019	2020	2021
Westamerica Bancorporation (WABC)	$100.00	$97.34	$93.46	$116.74	$97.96	$105.22
S&P 500 (SPX)	100.00	121.79	116.39	152.91	181.16	233.08
NASDAQ Bank Index (CBNK)	100.00	105.33	88.15	109.49	101.26	144.64

[The remainder of this page intentionally left blank]

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the quarter ended December 31, 2021 (in thousands, except per share data).

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

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements. No shares were repurchased during the period from October 1, 2021 through December 31, 2021. The current repurchase program was approved by the Board of Directors on July 22, 2021 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2022.

[The remainder of this page intentionally left blank]

ITEM 6. SELECTED FINANCIAL DATA

The following financial information for the five years ended December 31, 2021 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and other information included elsewhere herein.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Years Ended December 31,
	2021	2020	2019	2018	2017
	(In thousands, except per share data and ratios)
Interest and loan fee income	$173,443	$165,856	$158,682	$151,723	$138,312
Interest expense	1,955	1,824	1,888	1,959	1,900
Net interest and loan fee income	171,488	164,032	156,794	149,764	136,412
Provision (reversal) for credit losses	-	4,300	-	-	(1,900)
Noninterest income:
Gains on sales of property	-	3,536	-	216	332
Securities gains (losses)	34	71	217	(52)	7,955
Other noninterest income	43,311	42,030	47,191	47,985	48,341
Total noninterest income	43,345	45,637	47,408	48,149	56,628
Noninterest expense:
Loss contingency	-	-	553	3,500	5,542
Other noninterest expense	97,806	98,566	98,433	103,416	102,226
Total noninterest expense	97,806	98,566	98,986	106,916	107,768
Income before income taxes	117,027	106,803	105,216	90,997	87,172
Income tax provision	30,518	26,390	24,827	19,433	37,147
Net income	$86,509	$80,413	$80,389	$71,564	$50,025

Average common shares outstanding	26,855	26,942	26,956	26,649	26,291
Average diluted common shares outstanding	26,870	26,960	27,006	26,756	26,419
Common shares outstanding at December 31,	26,866	26,807	27,062	26,730	26,425

Per common share:
Basic earnings	$3.22	$2.98	$2.98	$2.69	$1.90
Diluted earnings	3.22	2.98	2.98	2.67	1.89
Book value at December 31,	30.79	31.51	27.03	23.03	22.34

Financial ratios:
Return on assets	1.23%	1.30%	1.44%	1.27%	0.92%
Return on common equity	11.52%	11.30%	11.90%	11.35%	8.39%
Net interest margin (FTE)(1)	2.62%	2.91%	3.11%	2.98%	2.95%
Net loan losses to average loans	0.03%	0.16%	0.16%	0.14%	0.08%
Efficiency ratio(2)	45.0%	46.2%	47.4%	52.5%	52.5%
Equity to assets	11.09%	12.52%	13.02%	11.05%	10.71%

Period end balances:
Assets	$7,461,026	$6,747,931	$5,619,555	$5,568,526	$5,513,046
Loans	1,068,126	1,256,243	1,126,664	1,207,202	1,287,982
Allowance for credit losses	23,514	23,854	19,484	21,351	23,009
Investment securities	4,945,258	4,578,783	3,816,918	3,641,026	3,352,371
Deposits	6,413,956	5,687,979	4,812,621	4,866,839	4,827,613
Identifiable intangible assets and goodwill	122,508	122,777	123,064	123,602	125,523
Short-term borrowed funds	146,246	102,545	30,928	51,247	58,471
Shareholders' equity	827,102	844,809	731,417	615,591	590,239

Capital ratios at period end:
Total risk based capital	15.47%	16.68%	16.83%	17.03%	16.17%
Tangible equity to tangible assets	9.60%	10.90%	11.07%	9.04%	8.63%

Dividends paid per common share	$1.65	$1.64	$1.63	$1.60	$1.57
Common dividend payout ratio	51%	55%	55%	60%	83%

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 51 through 90, as well as with the other information presented throughout this Report.

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has identified the allowance for credit losses accounting to be the accounting area requiring the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. A discussion of the factors affecting accounting for the allowance for credit losses and purchased loans is included in the “Loan Portfolio Credit Risk” discussion below. Certain amounts in prior periods have been reclassified to conform to current presentation.

Financial Overview

Westamerica Bancorporation and subsidiaries’ (collectively, the “Company”) reported net income of $86.5 million or $3.22 diluted earnings per common share in 2021 compared with net income of $80.4 million or $2.98 diluted earnings per common share in 2020. 2021 results included “make-whole” interest income on corporate bonds redeemed prior to maturity of $2.8 million. 2020 results included a provision for credit losses of $4.3 million, which reduced EPS $0.11, representing Management’s estimate of additional reserves needed over the remaining life of its loans due to increased credit-risk from deteriorating economic conditions caused by the COVID-19 pandemic, and $3. 5 million gain on sales of a closed branch building

The Company’s primary and wholly-owned subsidiary, Westamerica Bank (the “Bank”), continued to support its customers during the pandemic. The Bank originated $106 million in loans under the second round of the Paycheck Protection Program (“PPP”) during the first six months of 2021. PPP loans meaningfully increased interest-earning assets and related interest and fee income. The Bank continues to work with loan customers who requested deferral of loan payments due to economic weakness caused by the pandemic. At December 31, 2021, loans granted deferrals under the CARES Act included $84 thousand, all of which were consumer automobile loans.

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

FASB Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, was issued December 2019. The ASU is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions to the general principles in ASC Topic 740 related to intra-period tax allocation, simplifies when companies recognize deferred taxes in an interim period, and clarifies certain aspects of the current guidance to promote consistent application. This guidance effective for public entities for fiscal years beginning after December 15, 2020, and for interim period within those fiscal years, with early adoption permitted. The Company adopted the ASU provisions on January 1, 2021 and the adoption of the ASU provisions did not have a significant impact on the Company’s consolidated financial statements.

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

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Years Ended December 31,
	2021	2020	2019
	($ in thousands, except per share data)
Net interest and loan fee income	$171,488	$164,032	$156,794
FTE adjustment	2,663	3,650	4,612
Net interest and loan fee income (FTE)	174,151	167,682	161,406
Provision for credit losses	-	(4,300)	-
Noninterest income	43,345	45,637	47,408
Noninterest expense	(97,806)	(98,566)	(98,986)
Income before income taxes (FTE)	119,690	110,453	109,828
Income taxes (FTE)	(33,181)	(30,040)	(29,439)
Net income	$86,509	$80,413	$80,389

Net income per average fully-diluted common share	$3.22	$2.98	$2.98
Net income as a percentage of average shareholders' equity	11.52%	11.30%	11.90%
Net income as a percentage of average total assets	1.23%	1.30%	1.44%

Comparing 2021 with 2020, net income increased $6.1 million. Net interest and loan fee (FTE) income increased $6.5 million due to higher average balances of investments, higher average balances of interest-bearing cash and higher yield on PPP loans, partially offset by lower yield on investments, interest-earning cash and loans excluding PPP loans. Results for 2021 included “make-whole” interest income on corporate bonds redeemed prior to maturity of $2.8 million. The Company provided no provision for credit losses in 2021, reflecting Management's evaluation of credit risk over the remaining life of loans and bonds. Results for 2020 included a provision of credit losses of $4.3 million, representing Management’s estimate of additional reserves needed over the remaining life of its loans due to credit-risk from economic weakness caused by the COVID-19 pandemic. Noninterest income decreased $2.3 million in 2021 compared with 2020 primarily because 2020 included $3.5 million in gains on sales of a closed branch building and a $603 thousand recovery on previously charged off loans. Fee income from merchant card processing, debit cards and trust accounts increased in 2021 compared with 2020. In 2021 noninterest expense decreased $760 thousand compared with 2020 due to lower salaries and related benefits, partially offset by higher professional fees and other noninterest expense. The tax rate (FTE) was 27.7% for and 27.2% for 2020.

Net income remained at the same level in 2020 and 2019. Net interest and loan fee (FTE) income increased $6.3 million due to higher average balances of investments and average balances of $151 million of PPP loans, partially offset by lower yield on interest-bearing earning assets and lower average balances of other loans. Results for 2020 include a provision of credit losses of $4.3 million, representing Management estimate of additional reserves needed over the remaining life of its loans due to credit-risk from economic weakness caused by the COVID-19 pandemic. Noninterest income decreased $1.8 million compared with 2019 due to lower income from activity based fees due to reduced economic activity related to the COVID-19 pandemic. Additionally, the results for 2019 included a life insurance gain of $433 thousand. The decrease in noninterest income from 2019 to 2020 was partially offset by $3.5 million in gains on sales of a closed branch building in 2020. In 2020 noninterest expense decreased $420 thousand compared with 2019 due to lower salaries, occupancy and equipment expenses, and lower amortization of intangible assets, and because the results for 2019 included $553 thousand of loss contingency. The decrease was partially offset by higher FDIC assessments (included in “other noninterest expense”) in 2020 because FDIC assessments in 2019 were reduced by application of the Bank’s FDIC assessment credit described in Part 1, Item 1, “Premiums for Deposit Insurance and FDIC Regulation”. The effective tax rate (FTE) was 27.2% for 2020 compared with 26.8% for 2019.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investment securities and interest expense paid on interest-bearing deposits and other borrowings.

Components of Net Interest and Loan Fee Income (FTE)

	For the Years Ended December 31,
	2021	2020	2019
	($ in thousands)
Interest and loan fee income	$173,443	$165,856	$158,682
FTE adjustment	2,663	3,650	4,612
Net interest and loan fee income (FTE)	176,106	169,506	163,294
Interest expense	(1,955)	(1,824)	(1,888)
Net interest and loan fee income (FTE)	$174,151	$167,682	$161,406

Net interest margin (FTE)	2.62%	2.91%	3.11%

Net interest and loan fee income (FTE) increased $6.5 million in 2021 compared with 2020 due to higher average balances of investments (up $431 million), higher average balances of interest-bearing cash (up $486 million) and higher yield on PPP loans (up 0.71%), partially offset by lower yield on investments (down 0.20%), interest-earning cash (down 0.18%) and loans excluding PPP loans. Results for 2021 included “make-whole” interest income on corporate bonds redeemed prior to maturity of $2.8 million.

Net interest and loan fee income (FTE) increased $6.3 million in 2020 compared with 2019 due to higher average balances of investments (up $445 million) and average balances of $151 million of PPP loans, partially offset by lower yield on interest-bearing earning assets (down 0.20%) and lower average balances of other loans (down $74 million).

The net interest margin (FTE) was 2.62% in 2021, 2.91% in 2020 and 3.11% in 2019. The yield on earning assets (FTE) was 2.65% in 2021, 2.94% in 2020 and 3.14% in 2019. Market interest rates declined in 2020 compared with 2019. Additionally, interest-bearing cash balances, which carry lower yield than loans and investments, made up a higher percentage of total earning assets in 2021 than in prior periods. (12.9% in 2021 compared with 6.4% in 2020 and 6.3% in 2019).

The Company’s funding costs were 0.03% in 2021, 2020 and 2019. Average balances of time deposits in 2021 declined $11 million from 2020. Average balances of lower-cost checking and savings deposits grew 16% from 2020 to 2021. Average balances of checking and saving deposits accounted for 97.5% of average total deposits in 2021 compared with 96.9% in 2020 and 96.2% in 2019.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated.

	For the Years Ended December 31,
	2021	2020	2019

Yield on earning assets (FTE)	2.65%	2.94%	3.14%
Rate paid on interest-bearing liabilities	0.06%	0.06%	0.07%
Net interest spread (FTE)	2.59%	2.88%	3.07%
Impact of noninterest-bearing demand deposits	0.03%	0.03%	0.04%
Net interest margin (FTE)	2.62%	2.91%	3.11%

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2021
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,267,522	$106,329	2.49%
Tax-exempt (1)	312,946	10,677	3.41%
Total investments (1)	4,580,468	117,006	2.55%
Loans:
Taxable:
PPP loans	152,149	7,639	5.02%
Other	992,454	48,376	4.87%
Total taxable	1,144,603	56,015	4.89%
Tax-exempt (1)	50,532	1,953	3.87%
Total loans (1)	1,195,135	57,968	4.85%
Total interest-bearing cash	857,029	1,132	0.13%
Total Interest-earning assets (1)	6,632,632	176,106	2.65%
Other assets	406,652
Total assets	$7,039,284

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,897,244	$-	-%
Savings and interest-bearing transaction	3,050,859	1,445	0.05%
Time less than $100,000	83,580	167	0.20%
Time $100,000 or more	69,165	265	0.38%
Total interest-bearing deposits	3,203,604	1,877	0.06%
Securities sold under agreements to repurchase	114,266	78	0.07%
Federal Funds purchased	1	-	0.87%
Other borrowed funds	53	-	0.35%
Total interest-bearing liabilities	3,317,924	1,955	0.06%
Other liabilities	73,447
Shareholders' equity	750,669
Total liabilities and shareholders' equity	$7,039,284
Net interest spread (1) (2)			2.59%
Net interest and fee income and interest margin (1) (3)		$174,151	2.62%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2020
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$3,689,769	$93,163	2.52%
Tax-exempt (1)	460,191	15,395	3.35%
Total investments (1)	4,149,960	108,558	2.62%
Loans:
Taxable:
PPP loans	151,320	6,516	4.31%
Other	1,039,724	51,336	4.94%
Total taxable	1,191,044	57,852	4.86%
Tax-exempt (1)	48,100	1,931	4.01%
Total loans (1)	1,239,144	59,783	4.82%
Total interest-bearing cash	371,444	1,165	0.31%
Total Interest-earning assets (1)	5,760,548	169,506	2.94%
Other assets	413,922
Total assets	$6,174,470

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,538,819	$-	-%
Savings and interest-bearing transaction	2,603,476	1,258	0.05%
Time less than $100,000	91,519	193	0.21%
Time $100,000 or more	72,363	319	0.44%
Total interest-bearing deposits	2,767,358	1,770	0.06%
Securities sold under agreements to repurchase	80,455	53	0.07%
Federal funds purchased	1	-	0.88%
Other borrowed funds	174	1	0.35%
Total interest-bearing liabilities	2,847,988	1,824	0.06%
Other liabilities	76,109
Shareholders' equity	711,554
Total liabilities and shareholders' equity	$6,174,470
Net interest spread (1) (2)			2.88%
Net interest and fee income and interest margin (1) (3)		$167,682	2.91%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)

Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2019
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$3,089,099	$77,800	2.52%
Tax-exempt (1)	615,665	19,923	3.24%
Total investments (1)	3,704,764	97,723	2.64%
Loans:
Taxable	1,112,250	56,550	5.08%
Tax-exempt (1)	49,529	2,028	4.10%
Total loans (1)	1,161,779	58,578	5.04%
Total interest bearing cash	324,733	6,993	2.15%
Total interest-earning assets(1)	5,191,276	163,294	3.14%
Other assets	405,833
Total assets	$5,597,109

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,222,876	$-	-%
Savings and interest-bearing transaction	2,396,604	1,274	0.05%
Time less than $100,000	103,399	254	0.25%
Time $100,000 or more	78,925	326	0.41%
Total interest-bearing deposits	2,578,928	1,854	0.07%
Securities sold under agreements to repurchase	51,441	34	0.07%
Federal funds purchased	1	-	1.98%
Total interest-bearing liabilities	2,630,370	1,888	0.07%
Other liabilities	68,351
Shareholders' equity	675,512
Total liabilities and shareholders' equity	$5,597,109
Net interest spread (1) (2)			3.07%
Net interest and fee income and interest margin (1) (3)		$161,406	3.11%

(1)	Amounts calculated on a fully taxable equivalent basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
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

Summary of Changes in Interest Income and Expense

	For the Year Ended December 31, 2021
	Compared with
	For the Year Ended December 31, 2020
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$14,588	$(1,422)	$13,166
Tax-exempt (1)	(4,926)	208	(4,718)
Total investments (1)	9,662	(1,214)	8,448
Loans:
Taxable:
PPP loans	42	1,081	1,123
Other	(2,334)	(626)	(2,960)
Total taxable	(2,292)	455	(1,837)
Tax-exempt (1)	98	(76)	22
Total loans (1)	(2,194)	379	(1,815)
Total interest-bearing cash	1,523	(1,556)	(33)
Total increase (decrease) in interest and loan fee income (1)	8,991	(2,391)	6,600
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	216	(29)	187
Time less than $100,000	(17)	(9)	(26)
Time $100,000 or more	(14)	(40)	(54)
Total interest-bearing deposits	185	(78)	107
Securities sold under agreements to repurchase	22	3	25
Other borrowed funds	(1)	-	(1)
Total increase (decrease) in interest expense	206	(75)	131
Increase (decrease) in net interest and loan fee income (1)	$8,785	$(2,316)	$6,469

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Year Ended December 31, 2020
	Compared with
	For the Year Ended December 31, 2019
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$15,128	$235	$15,363
Tax-exempt (1)	(5,031)	503	(4,528)
Total investments (1)	10,097	738	10,835
Loans:
Taxable:
PPP loans	6,516	-	6,516
Other	(3,687)	(1,527)	(5,214)
Total taxable	2,829	(1,527)	1,302
Tax-exempt (1)	(59)	(38)	(97)
Total loans (1)	2,770	(1,565)	1,205
Total interest-bearing cash	1,006	(6,834)	(5,828)
Total increase (decrease) in interest and loan fee income (1)	13,873	(7,661)	6,212
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	110	(126)	(16)
Time less than $100,000	(29)	(32)	(61)
Time $100,000 or more	(27)	20	(7)
Total interest-bearing deposits	54	(138)	(84)
Securities sold under agreements to repurchase	19	-	19
Other borrowed funds	1	-	1
Total increase (decrease) in interest expense	74	(138)	(64)
Increase (decrease) in net interest and loan fee income (1)	$13,799	$(7,523)	$6,276

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

The Company provided no provision for credit losses in 2021 based on Management’s estimate of reserves needed over the remaining life of its loans and investments. The Company provided a provision for credit losses of $4.3 million recorded in 2020. The 2020 provision represented Management’s estimate of additional reserves needed over the remaining life of its loans and investments due to credit-risk from weakened economic conditions caused by the COVID-19 pandemic. The Company provided no provision for loan losses in 2019 based on Management’s evaluation of credit quality, the level of the provision for loan losses in 2019, and the adequacy of the allowance for loan losses at December 31, 2019. For further information regarding credit risk, net credit losses and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

Noninterest Income

Components of Noninterest Income

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)
Service charges on deposit accounts	$13,697	$14,149	$17,882
Merchant processing services	11,998	10,208	10,132
Debit card fees	6,859	6,181	6,357
Trust fees	3,311	3,012	2,963
ATM processing fees	2,280	2,273	2,776
Other service fees	1,884	1,837	2,255
Financial services commissions	356	372	392
Gains on sales of real property	-	3,536	-
Life insurance gains	-	-	433
Securities gains	34	71	217
Other noninterest income	2,926	3,998	4,001
Total Noninterest Income	$43,345	$45,637	$47,408

In 2021, noninterest income decreased $2.3 million compared with 2020 primarily because 2020 results included a $3.5 million gain on the sale of a closed branch building, a $603 thousand recovery in excess of previously charged off loan amounts, and higher service charges on deposit accounts. Decreases in 2021 results, compared with 2020, were partially offset by higher transaction volumes from merchant processing services and debit cards, and increases in trust fees.

In 2020, noninterest income decreased $1.8 million compared with 2019 due to lower income from activity based fees due to reduced economic activity related to the COVID-19 pandemic. Additionally, the results for 2019 included a life insurance gain of $433 thousand. The decrease was partially offset by a $3.5 million gain on the sale of a closed branch building in 2020.

Noninterest Expense

Components of Noninterest Expense

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)
Salaries and related benefits	$48,011	$50,749	$51,054
Occupancy and equipment	19,139	19,637	20,240
Outsourced data processing services	9,601	9,426	9,471
Professional fees	3,253	2,423	2,465
Courier service	2,177	2,001	1,878
Amortization of identifiable intangibles	269	287	538
Loss Contingency	-	-	553
Other noninterest expense	15,356	14,043	12,787
Total Noninterest Expense	$97,806	$98,566	$98,986

In 2021, noninterest expense decreased $760 thousand compared with 2020. The decrease in salaries and related benefits in 2021 compared with 2020 was attributable to attrition. Occupancy and equipment expenses decreased due to lower depreciation expense. These decreases were partially offset by higher professional fees and other noninterest expense.

In 2020, noninterest expense decreased $420 thousand compared with 2019 due to lower salaries, occupancy and equipment expenses, and lower amortization of intangible assets, and because the results for 2019 included $553 thousand of loss contingency. The decrease was partially offset by higher FDIC assessments (included in “other noninterest expense”) in 2020 because FDIC assessments in 2019 were reduced by application of the Bank’s FDIC assessment credit described in Part 1, Item 1, “Premiums for Deposit Insurance and FDIC Regulation”.

Provision for Income Tax

The Company’s income tax provision (FTE) was $33.2 million in 2021 compared with $30.0 million in 2020 and $29.4 million in 2019. The effective tax rates (FTE) were 27.7% in 2021 compared with 27.2% in 2020 and 26.8% in 2019.

The higher effective tax rates (FTE) in 2021 and 2020 compared with 2019 are due to lower levels of tax-exempt interest income and stock compensation tax deductions in 2020. The tax provisions (FTE) for 2021, 2020 and 2019 include tax benefits of $-0- thousand, $87 thousand and $435 thousand, respectively, for tax deductions from the exercise of employee stock options which exceed related compensation expenses recognized in the financial statements. In 2019, the Company decreased unrecognized tax benefits by $909 thousand related to settlements with taxing authorities. The settlements incorporated amended tax returns for which the Company had recognized a deferred tax asset in the amount of $1,003 thousand.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by state and political subdivisions and corporations, collateralized loan obligations, agency and non-agency issued mortgage backed securities, and other securities.

Management managed the investment securities portfolio in response to changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $4.9 billion at December 31, 2021 and $4.6 billion at December 31, 2020. The following table lists debt securities in the Company’s portfolio by type as of the indicated dates. The Company adopted ASU 2016-13 effective January 1, 2020. Debt securities held to maturity of $306,403 thousand at December 31, 2021 and $515,598 thousand at December 31, 2020, are listed at amortized cost before related reserve for expected credit losses of $7 thousand and $9 thousand, respectively. Debt securities available for sale are listed at fair value.

	At December 31, 2021		At December 31, 2020
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Agency mortgage-backed securities	$559,358	11%	$893,284	20%
Obligations of states and political subdivisions	251,933	5%	384,932	8%
Corporate securities	2,746,735	56%	2,117,978	46%
Commercial paper	-	-%	24,990	1%
Collateralized loan obligations	1,386,355	28%	1,156,101	25%
Other	877	-%	1,498	-%
Total	$4,945,258	100%	$4,578,783	100%

Debt securities available for sale	$4,638,855		$4,063,185
Debt securities held to maturity	306,403		515,598
Total	$4,945,258		$4,578,783

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

At December 31, 2021, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There have been no significant differences in the Company’s internal analyses compared with the ratings assigned by the third party credit rating agencies.

The Company had no marketable equity securities at December 31, 2021, December 31, 2020 and December 31, 2019. All of the marketable equity securities were sold with no gains or losses from the sale during the third quarter 2019. The market value of the marketable equity securities was $1,747 thousand at December 31, 2018. The Company recognized gross unrealized holding gains of $50 thousand in earnings in 2019.

The following table shows the fair value carrying amount of the Company’s equity securities and debt securities available for sale as of the dates indicated:

	At December 31,
	2021	2020	2019
	(In thousands)
Debt securities available for sale:
U.S. Treasury securities	$-	$-	$20,000
Securities of U.S. Government sponsored entities	-	-	111,167
Agency residential mortgage-backed securities (MBS)	411,726	652,952	939,750
Agency commercial MBS	-	-	3,708
Securities of U.S. Government entities	119	154	544
Obligations of states and political subdivisions	93,920	111,010	163,139
Corporate securities	2,746,735	2,117,978	1,833,783
Commercial paper	-	24,990	-
Collateralized Loan Obligations	1,386,355	1,156,101	6,755
Total debt securities available for sale	$4,638,855	$4,063,185	$3,078,846

The following table sets forth the relative maturities and contractual yields of the Company’s debt securities available for sale (stated at fair value) at December 31, 2021. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Debt Securities Available for Sale Maturity Distribution

	At December 31, 2021
	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
	($ in thousands)
Securities of U.S. Government entities	$-	$119	$-	$-	$-	$119
Interest rate	-%	2.59%	-%	-%	-%	2.59%
Obligations of states and political subdivisions	3,576	35,705	54,639	-	-	93,920
Interest rate	4.10%	3.41%	2.92%	-%	-%	3.07%
Corporate securities	305,681	697,595	1,528,846	214,613	-	2,746,735
Interest rate	2.61%	3.24%	2.62%	2.36%	-%	2.72%
Collaterized loan obligations	-	4,638	763,757	617,960	-	1,386,355
Interest rate	-%	2.12%	1.76%	1.83%	-%	1.79%
Subtotal	309,257	738,057	2,347,242	832,573	-	4,227,129
Interest rate	2.63%	3.24%	2.35%	1.97%	-%	2.42%
MBS	-	-	-	-	411,726	411,726
Interest rate	-%	-%	-%	-%	1.86%	1.86%
Total	$309,257	$738,057	$2,347,242	$832,573	$411,726	$4,638,855
Interest rate	2.63%	3.24%	2.35%	1.97%	1.86%	2.37%

[The remainder of this page intentionally left blank]

The following table shows the amortized cost carrying amount and fair value before related reserve for expected credit losses of $7 thousand at December 31, 2021 and $9 thousand at December 31, 2020, of the Company’s debt securities held to maturity as of the dates indicated:

	At December 31,
	2021	2020	2019
	(In thousands)
Agency residential MBS	$147,632	$240,332	$353,937
Non-agency residential MBS	758	1,344	2,354
Obligations of states and political subdivisions	158,013	273,922	381,781
Total	$306,403	$515,598	$738,072
Fair value	$312,562	$529,687	$744,296

The following table sets forth the relative maturities and contractual yields of the Company’s debt securities held to maturity at December 31, 2021. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Debt Securities Held to Maturity Maturity Distribution

	At December 31, 2021
	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
	($ in thousands)
Obligations of states and political subdivisions	$15,836	$125,001	$17,176	$-	$-	$158,013
Interest rate	3.01%	3.38%	3.59%	-%	-%	3.40%
MBS	-	-	-	-	148,390	148,390
Interest rate	-%	-%	-%	-%	1.68%	1.68%
Total	$15,836	$125,001	$17,176	$-	$148,390	$306,403
Interest rate	3.01%	3.38%	3.59%	-%	1.68%	2.57%

The following table summarizes total corporate securities by credit rating:

	At December 31, 2021		At December 31, 2020
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
AAA	$21,400	1%	$21,905	1%
AA+	20,479	1%	20,979	1%
AA	19,781	1%	41,232	2%
AA-	105,373	4%	46,969	2%
A+	128,325	5%	153,917	7%
A	539,062	19%	374,155	18%
A-	628,089	23%	385,642	18%
BBB+	797,860	29%	489,677	23%
BBB	474,648	17%	486,108	23%
BBB-	11,718	-%	82,431	4%
Investment grade	2,746,735	100%	2,103,015	99%
Below investment grade	-	-%	14,963	1%
Total Corporate securities	$2,746,735	100%	$2,117,978	100%

The Company’s below investment grade corporate bond with a balance of $14.96 million at December 31, 2020 paid off in full at maturity in July 2021.

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At December 31, 2021		At December 31, 2020
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,421,317	52%	$938,222	44%
Consumer, Non-cyclical	271,069	10%	184,069	9%
Industrial	217,065	8%	188,803	9%
Utilities	208,522	7%	185,486	9%
Communications	161,537	6%	173,483	8%
Technology	127,853	5%	130,725	6%
Consumer, Cyclical	125,686	4%	93,330	4%
Basic Materials	114,964	4%	120,811	6%
Energy	98,722	4%	103,049	5%
Total Corporate securities	$2,746,735	100%	$2,117,978	100%

The following table summarizes total consumer, cyclical by sub-sector:

At December 31, 2021
Market value
($ in thousands)
Hotels	$-
Restaurants	20,478
Department Stores	-
Casinos	-
Airlines	-
Other	105,208
Total Consumer, Cyclical	$125,686

The Company’s $20.5 million (fair value) in corporate bonds to issuers operating in the consumer cyclical – restaurant subsector represent bonds of one company which retails, roasts and provides its own brand of specialty coffee and other complementary products through retail locations worldwide and sells coffee through several distribution channels. The bonds mature in 2023. At December 31, 2021, the bonds were rated BBB and priced with an unrealized gain of $480 thousand.

	At December 31, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Energy	$95,380	$98,722
Industrial	213,017	217,065
Total	$308,397	$315,787

The $98.7 million (fair value) in corporate bonds in the energy sector are issued by 4 issuers at December 31, 2021. The $217.1 million (fair value) in corporate bonds in the industrial sector are issued by 10 issuers at December 31, 2021.

The Company’s $1.4 billion (fair value) in collateralized loan obligations at December 31, 2021, consist of investments in 157 issues that are within the senior tranches of their respective fund securitization structures. All of the Company’s collateralized loan obligation investments are rated AAA or AA at December 31, 2021.

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At December 31, 2021, the Company’s investment securities portfolios included securities issued by 197 state and local government municipalities and agencies located within 33 states. The largest exposure to any one municipality or agency was $7.4 million (fair value) represented by five general obligation bonds.

	At December 31, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$48,332	$49,829
Washington	13,460	13,924
Texas	11,653	12,024
Other (27 states)	110,722	114,132
Total general obligation bonds	$184,167	$189,909

Revenue bonds:
California	$14,912	$15,208
Kentucky	8,846	9,093
Virginia	7,576	7,809
Colorado	6,158	6,241
Indiana	5,747	5,821
Other (12 states)	20,714	20,934
Total revenue bonds	$63,953	$65,106
Total obligations of states and political subdivisions	$248,120	$255,015

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

At December 31, 2021 and December 31, 2020, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 14 revenue sources at December 31, 2021 and 19 revenue sources at December 31, 2020. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At December 31, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$10,123	$10,222
Sewer	8,525	8,828
Sales tax	8,203	8,304
Lease (renewal)	6,969	7,175
Lease (abatement)	6,922	7,010
Lease (appropriation)	4,564	4,618
Special Assessment	4,080	4,197
Intergovernmental Agreement	3,860	3,926
Other (6 sources)	10,707	10,826
Total revenue bonds by revenue source	$63,953	$65,106

[The remainder of this page intentionally left blank]

	At December 31, 2020
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$22,731	$23,095
Sewer	12,447	12,989
Sales tax	10,738	11,013
Lease (renewal)	9,209	9,545
Lease (abatement)	8,483	8,674
Other (14 sources)	35,315	36,108
Total revenue bonds by revenue source	$98,923	$101,424

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

During 2020 and the first six months of 2021, the Bank processed customer PPP loan applications as established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The United States Small Business Administration guarantees PPP loans; given this guarantee, the PPP loans are not considered to have default risk. PPP loans, net of deferred fees and costs, were $46 million at December 31, 2021 and $187 million at December 31, 2020.

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

The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Loan Portfolio

	At December 31,
	2021	2020	2019	2018	2017
	(In thousands)
PPP loans	$45,888	$186,945	$-	$-	$-
Other commercial	187,202	207,861	222,085	275,080	335,996
Total commercial	233,090	394,806	222,085	275,080	335,996
Commercial real estate	535,261	564,300	578,758	580,480	568,584
Construction	48	129	1,618	3,982	5,649
Residential real estate	18,133	23,471	32,748	44,866	65,183
Consumer installment and other	281,594	273,537	291,455	302,794	312,570
Total loans	1,068,126	1,256,243	1,126,664	1,207,202	1,287,982

The following table shows the maturity distribution and interest rate sensitivity of loans at December 31, 2021. There were no loans with a remaining maturity of over fifteen years as of December 31, 2021.

Loan Maturity Distribution

	At December 31, 2021
	Within One Year	One to Five Years	Five to Fifteen Years	Total
	(In thousands)
Commercial	$89,429	$99,755	$43,906	$233,090
Commercial real estate	94,763	283,307	157,191	535,261
Construction	48	-	-	48
Residential real estate	5,105	10,444	2,584	18,133
Consumer and other installment	78,914	196,958	5,722	281,594
Total	$268,259	$590,464	$209,403	$1,068,126
Loans with fixed interest rates	182,201	288,172	32,284	502,657
Loans with floating or adjustable interest rates	86,058	302,292	177,119	565,469
Total	$268,259	$590,464	$209,403	$1,068,126

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

During 2020 and the first six months of 2021, the Bank processed customer PPP loan applications pursuant to the CARES Act. The United States Small Business Administration guarantees PPP loans; given this guarantee, the PPP loans are not considered to have default risk and do not carry an allowance for credit losses. The outstanding balances of PPP loans, net of deferred fees and costs, were $46 million at December 31, 2021.

On April 7, 2020, the U.S. banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the CARES Act. The Bank has been actively working with consumer and commercial borrowers requesting deferral of loan payments, granting deferrals of principal and interest payments for 90 days. At December 31, 2021, loans granted loan deferrals totaled $84 thousand, all of which were consumer automobile loans.

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

[The remainder of this page intentionally left blank]

Nonperforming Assets

	At December 31,
	2021	2020	2019	2018	2017
	(In thousands)

Nonperforming nonaccrual loans	$265	$526	$659	$998	$1,641
Performing nonaccrual loans	427	3,803	3,781	3,870	4,285
Total nonaccrual loans	692	4,329	4,440	4,868	5,926
Accruing loans 90 or more days past due	339	450	440	551	531
Total nonperforming loans	1,031	4,779	4,880	5,419	6,457
Other real estate owned	-	-	43	350	1,426
Total nonperforming assets	$1,031	$4,779	$4,923	$5,769	$7,883

At December 31, 2021, nonaccrual loans consisted of five loans with an average carrying value of $138 thousand.

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

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“CECL”). The following table summarizes allowance for credit losses at the dates indicated:

	At December 31,
	2021	2020
	(In thousands)

Allowance for Credit Losses on Loans	$23,514	$23,854
Allowance for Credit Losses on Held to Maturity Debt Securities	7	9
Total Allowance for Credit Losses	$23,521	$23,863

Allowance for unfunded credit commitments	201	101

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. The adoption of the ASU resulted in establishment of allowance for credit losses related to debt securities held to maturity of $16 thousand. It was reduced to $7 thousand at December 31, 2021 and $9 thousand at December 31, 2020 to reflect the expected credit losses on debt securities held to maturity.

Allowance for Credit Losses on Loans

The Company’s allowance for credit losses on loans represents Management’s estimate of forecasted credit losses in the loan portfolio based on the CECL model. In evaluating credit risk for loans, Management measures the loss potential of the carrying value of loans. As described above, payments received on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected.

[The remainder of this page intentionally left blank]

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated. The allowance for loan losses for 2017, 2018 and 2019 is shown under legacy GAAP.

	At and For the Years Ended December 31,
	2021	2020	2019	2018	2017
	($ in thousands)
Analysis of the Allowance for Credit Losses
Balance, end of prior period	$23,854	$19,484	$21,351	$23,009	$25,954
Adoption of ASU 2016-13	-	2,017	-	-	-
Balance, beginning of period	23,854	21,501	21,351	23,009	25,954
Provision for (reversal of) credit losses on loans	2	4,307	-	-	(1,900)
Loans charged off:
Commercial	(56)	(236)	(97)	(513)	(961)
Commercial real estate	-	-	-	(240)	-
Consumer and other installment	(3,192)	(3,963)	(4,473)	(4,124)	(4,957)
Total chargeoffs	(3,248)	(4,199)	(4,570)	(4,877)	(5,918)
Recoveries of loans previously charged off:
Commercial	228	351	768	1,447	762
Commercial real estate	743	49	196	-	88
Construction	-	-	-	-	1,899
Consumer and other installment	1,935	1,845	1,739	1,772	2,124
Total recoveries	2,906	2,245	2,703	3,219	4,873
Net loan losses	(342)	(1,954)	(1,867)	(1,658)	(1,045)
Balance, end of period	$23,514	$23,854	$19,484	$21,351	$23,009

Net loan losses as a percentage of average loans	0.03%	0.16%	0.16%	0.14%	0.08%

Selected financial data:
Loans	$1,068,126	$1,256,243	$1,126,664	$1,207,202	$1,287,982
Nonaccrual loans	692	4,329	4,440	4,868	5,926
Allowance for credit losses as a percentage of loans	2.20%	1.90%	1.73%	1.77%	1.79%
Nonaccrual loans as a percentage of loans	0.06%	0.34%	0.39%	0.40%	0.46%
Allowance for credit losses to nonaccrual loans	3397.98%	551.03%	438.83%	438.60%	388.27%

The following table summarizes net (chargeoffs) recoveries and the ratio of net (charge-offs) recoveries to average loans for the periods indicated:

	For the Years ended December 31,
	2021		2020		2019
		As a percentage		As a percentage		As a percentage
		of Net chargeoffs		of Net chargeoffs		of Net chargeoffs
	Net (chargeoffs)	(recoveries)	Net (chargeoffs)	(recoveries)	Net (chargeoffs)	(recoveries)
	Recoveries	to Average loans	Recoveries	to Average loans	Recoveries	to Average loans
	($ in thousands)

Commercial	$172	(0.05)%	$115	(0.03)%	$671	(0.28)%
Commercial real estate	743	(0.14)%	49	(0.01)%	196	(0.03)%
Construction	-	-%	-	-%	-	-%
Residential real estate	-	-%	-	-%	-	-%
Consumer and other installment	(1,257)	0.45%	(2,118)	0.76%	(2,734)	0.92%
Total	$(342)	0.03%	$(1,954)	0.16%	$(1,867)	0.16%

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

[The remainder of this page intentionally left blank]

The following table presents the allocation of the allowance for credit losses as of December 31 for the periods indicated. The allowance for loan losses for 2017, 2018 and 2019 is shown under legacy GAAP.

	At December 31,
	2021		2020		2019		2018		2017
	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans
	($ in thousands)
Commercial	$6,966	22%	$9,205	31%	$4,959	20%	$6,311	23%	$7,746	26%
Commercial real estate	6,529	50%	5,660	45%	4,064	51%	3,884	48%	3,849	44%
Construction	2	-%	6	-%	109	-%	1,465	-%	335	1%
Residential real estate	45	2%	47	2%	206	3%	869	4%	995	5%
Consumer installment and other	9,972	26%	8,936	22%	6,445	26%	5,645	25%	6,418	24%
Unallocated portion	-	-%	-	-%	3,701	-%	3,177	-%	3,666	-%
Total	$23,514	100%	$23,854	100%	$19,484	100%	$21,351	100%	$23,009	100%

	Allowance for Credit Losses
	For the Year Ended December 31, 2021
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$9,205	$5,660	$6	$47	$8,936	$23,854
(Reversal) provision	(2,411)	126	(4)	(2)	2,293	2
Chargeoffs	(56)	-	-	-	(3,192)	(3,248)
Recoveries	228	743	-	-	1,935	2,906
Total allowance for credit losses	$6,966	$6,529	$2	$45	$9,972	$23,514

Management considers the $23.5 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of December 31, 2021.

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

Management attempts to manage interest rate risk while enhancing the net interest margin and net interest income. At times, depending on expected increases or decreases in market interest rates, the relationship between long and short-term interest rates, market conditions and competitive factors, Management may adjust the Company's interest rate risk position. The Company's results of operations and net portfolio values remain subject to changes in interest rates and to fluctuations in the difference between long, intermediate, and short-term interest rates.

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

The Company’s asset and liability position was slightly “asset sensitive” at December 31, 2021, depending on the interest rate assumptions applied to each simulation model. An “asset sensitive” position results in a slightly larger change in interest income than in interest expense resulting from application of assumed interest rate changes.

At December 31, 2021, Management’s most recent measurements of estimated changes in net interest income were:

Static Simulation (balance sheet composition unchanged):
Assumed Immediate Parallel Shift in Interest Rates	+1.00%
First Year Change in Net Interest Income	+13.2%

Dynamic Simulation (balance sheet composition changes):
Assumed Change in Interest Rates Over 1 Year	+1.00%
First Year Change in Net Interest Income	+7.9%

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

Liquidity and Funding

The objective of liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Bank's operations and meet obligations and other commitments on a timely basis and at a reasonable cost. The Bank achieves this objective through the selection of asset and liability maturity mixes that it believes best meet its needs. The Bank's liquidity position is enhanced by its ability to raise additional funds as needed by selling debt securities available-for-sale or borrowing in the wholesale markets.

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets in the year ended December 31, 2021 and December 31, 2020. The stability of the Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Bank's investment securities portfolio provides a substantial secondary source of liquidity. The Bank held $4.9 billion in total investment securities at December 31, 2021. Under certain deposit, borrowing and other arrangements, the Bank must hold and pledge investment securities as collateral. At December 31, 2021, such collateral requirements totaled approximately $1.0 billion.

The Bank funded $249 million in PPP loans in the second quarter 2020 and $106 million in the first six months of 2021 by crediting loan proceeds to the borrower’s deposit accounts. PPP loans, net of deferred fees and costs, were $46 million at December 31, 2021. The Federal Reserve Board established the Paycheck Protection Program Liquidity Facility (“PPPLF”) to provide funding for eligible firms extending PPP loans. Under the PPPLF, the Bank must pledge PPP loans as collateral for PPPLF borrowings. Principal reductions on the pledged PPP loans must immediately result in principal reduction of the PPPLF borrowing. The Bank had no PPPLF borrowings at December 31, 2021.

Liquidity risk can result from the mismatching of asset and liability cash flows, or from disruptions in the financial markets. The Bank performs liquidity stress tests on a periodic basis to evaluate the sustainability of its liquidity. Under the stress testing, the Bank assumes outflows of funds increase beyond expected levels. Measurement of such heightened outflows considers the composition of the Bank’s deposit base, including any concentration of deposits, non-deposit funding such as short-term borrowings, and unfunded lending commitments. The Bank evaluates its stock of highly liquid assets to meet the assumed higher levels of outflows. Highly liquid assets include cash and amounts due from other banks from daily transaction settlements, reduced by branch cash needs and Federal Reserve Bank reserve requirements, and investment securities based on regulatory risk-weighting guidelines. Based on the results of the most recent liquidity stress test, Management is satisfied with the liquidity condition of the Bank. However, no assurance can be given the Bank will not experience a period of reduced liquidity.

Management continually monitors the Bank’s cash levels. Loan demand from credit worthy borrowers will be dictated by economic and competitive conditions. The Bank aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Bank's sales efforts, delivery of superior customer service, new regulations and market conditions. The Bank does not aggressively solicit higher-costing time deposits. Changes in interest rates, most notably rising interest rates or increased consumer spending, could impact deposit volumes. Depending on economic conditions, interest rate levels, liquidity management and a variety of other conditions, deposit growth may be used to fund loans or purchase investment securities. However, due to possible volatility in economic conditions, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $44 million each in the year ended December 31, 2021 and December 31, 2020 and retire common stock in the amounts of $232 thousand and $16 million, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.5% for the year ended December 31, 2021 and 11.3% for the year ended December 31, 2020. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $3.0 million in the year ended December 31, 2021 and $2.8 million in the year ended December 31, 2020.

The Company paid common dividends totaling $44 million each in the year ended December 31, 2021 and December 31, 2020, which represent dividends per common share of $1.65 and $1.64, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 4 thousand shares valued at $232 thousand in the year ended December 31, 2021 and 319 thousand shares valued at $16 million in the year ended December 31, 2020.

The Company's primary capital resource is shareholders' equity, which was $827 million at December 31, 2021 compared with $845 million at December 31, 2020. The Company's ratio of equity to total assets was 11.1% at December 31, 2021 and 12.5% at December 31, 2020.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2021		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	14.93%	12.48%	7.00%	6.50%
Tier I Capital	14.93%	12.48%	8.50%	8.00%
Total Capital	15.47%	13.17%	10.50%	10.00%
Leverage Ratio	9.06%	7.55%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2020		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	16.04%	13.00%	7.00%	6.50%
Tier I Capital	16.04%	13.00%	8.50%	8.00%
Total Capital	16.68%	13.80%	10.50%	10.00%
Leverage Ratio	9.40%	7.58%	4.00%	5.00%

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

PPP loans are zero percent risk weighted for regulatory capital purposes; average PPP loans of $69 million did not affect regulatory capital ratios. The changes in the Leverage ratio would have been insignificant for both the Company and the Bank without PPP loans. To the extent funding of PPP loans is through excess cash balances or PPPLF borrowings, the Leverage ratio is unaffected. However, PPP loans funded by increased non-PPPLF borrowings reduces the leverage ratio.

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

The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	For the Years Ended December 31,
	2021			2020			2019
	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate
	($ In thousands)

Noninterest-bearing demand	$2,897,244	47.5%	-%	$2,538,819	47.8%	-%	$2,222,876	46.3%	-%
Interest bearing:
Transaction	1,208,269	19.8%	0.03%	1,008,758	19.0%	0.03%	932,524	19.4%	0.05%
Savings	1,842,590	30.2%	0.06%	1,594,718	30.1%	0.06%	1,464,080	30.5%	0.06%
Time less than $100 thousand	83,580	1.4%	0.20%	91,519	1.7%	0.21%	103,399	2.2%	0.25%
Time $100 thousand or more	69,165	1.1%	0.38%	72,363	1.4%	0.44%	78,925	1.6%	0.41%
Total (1)	$6,100,848	100.0%	0.06%	$5,306,177	100.0%	0.06%	$4,801,804	100.0%	0.07%

(1)	The rates for total deposits were calculated using the average balances of interest-bearing deposits.

The Company’s strategy includes building the value of its deposit base by building balances of lower-costing deposits and avoiding reliance on higher-costing time deposits. Average balances of higher costing time deposits declined 16% to $153 million from 2019 to 2021. The Company’s average balances of checking and savings accounts represented 97% of average balances of total deposits in 2021 and 2020 compared with 96% in 2019.

Estimated uninsured deposits were $3.1 billion at December 31, 2021 and $2.5 billion at December 31, 2020.

Total time deposits were $144 million and $156 million at December 31, 2021 and December 31, 2020, respectively. The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits. The Company has no foreign time deposits.

Time Deposits Maturity Distribution

At December 31, 2021
(In thousands)
2022	$108,459
2023	15,006
2024	11,750
2025	5,435
2026	2,939
Thereafter	23
Total	$143,612

The standard FDIC deposit insurance amount is $250,000 per depositor, for each account ownership category. The following table shows the time remaining to maturity of the Company’s time deposits with a balance greater than $250,000:

At December 31, 2021
(In thousands)
Three months or less	$9,379
Over three through six months	3,170
Over six through twelve months	3,504
Over twelve months	7,366
Total	$23,419

Short-term Borrowings

The following table sets forth the short-term borrowings of the Company:

Short-Term Borrowings Distribution

	At December 31,
	2021	2020	2019
	(In thousands)
Securities sold under agreements to repurchase the securities	$146,246	$102,545	$30,928
Total short-term borrowings	$146,246	$102,545	$30,928

Further detail of federal funds purchased and other borrowed funds is as follows:

	For the Years Ended December 31,
	2021	2020	2019
	($ in thousands)
Federal funds purchased balances and rates paid on outstanding amount:
Average balance for the year	$1	$1	$1
Maximum month-end balance during the year	-	-	-
Average interest rate for the year	0.87%	0.88%	1.98%
Average interest rate at period end	-%	-%	-%
Securities sold under agreements to repurchase the securities balances and rates paid on outstanding amount:
Average balance for the year	$114,266	$80,455	$51,441
Maximum month-end balance during the year	146,552	110,846	61,411
Average interest rate for the year	0.07%	0.07%	0.07%
Average interest rate at period end	0.07%	0.07%	0.06%
PPPLF balances and rates paid on outstanding amount:
Average balance for the year	$53	$174	$-
Maximum month-end balance during the year	-	-	-
Average interest rate for the year	0.35%	0.35%	-%
Average interest rate at period end	-%	-%	-%

[The remainder of this page intentionally left blank]

Financial Ratios

The following table shows key financial ratios for the periods indicated:

	At and For the Years Ended December 31,
	2021	2020	2019
Return on average total assets	1.23%	1.30%	1.44%
Return on average common shareholders' equity	11.52%	11.30%	11.90%
Average shareholders' equity as a percentage of:
Average total assets	10.66%	11.52%	12.07%
Average total loans	62.81%	57.42%	58.14%
Average total deposits	12.30%	13.41%	14.07%
Common dividend payout ratio	51%	55%	55%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Westamerica Bancorporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2021. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2021 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. Their opinion and attestation on internal control over financial reporting appear on page 91.

Dated: February 25, 2022

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2021	2020
	(In thousands)
Assets:
Cash and due from banks	$1,132,085	$621,275
Debt securities available for sale	4,638,855	4,063,185
Debt securities held to maturity, net of allowance for credit losses of $7 at December 31, 2021 and $9 at December 31, 2020 (Fair value of $312,562 at December 31, 2021 and $529,678 at December 31, 2020)	306,396	515,589
Loans	1,068,126	1,256,243
Allowance for credit losses on loans	(23,514)	(23,854)
Loans, net of allowance for credit losses on loans	1,044,612	1,232,389
Premises and equipment, net	31,155	32,813
Identifiable intangibles, net	835	1,104
Goodwill	121,673	121,673
Other assets	185,415	159,903
Total Assets	$7,461,026	$6,747,931

Liabilities:
Noninterest-bearing deposits	$3,069,080	$2,725,177
Interest-bearing deposits	3,344,876	2,962,802
Total deposits	6,413,956	5,687,979
Short-term borrowed funds	146,246	102,545
Other liabilities	73,722	112,598
Total Liabilities	6,633,924	5,903,122

Contingencies (Note 12)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,866 at December 31, 2021 and 26,807 at December 31, 2020	471,008	466,006
Deferred compensation	35	35
Accumulated other comprehensive income	49,664	114,412
Retained earnings	306,395	264,356
Total Shareholders' Equity	827,102	844,809
Total Liabilities and Shareholders' Equity	$7,461,026	$6,747,931

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$57,558	$59,377	$58,153
Equity securities	458	419	392
Debt securities available for sale	105,420	91,343	74,147
Debt securities held to maturity	8,875	13,552	18,997
Interest-bearing cash	1,132	1,165	6,993
Total Interest and Loan Fee Income	173,443	165,856	158,682
Interest Expense:
Deposits	1,877	1,770	1,854
Short-term borrowed funds	78	53	34
Other borrowed funds	-	1	-
Total Interest Expense	1,955	1,824	1,888
Net Interest and Loan Fee Income	171,488	164,032	156,794
Provision for Credit Losses	-	4,300	-
Net Interest and Loan Fee Income After Provision For Credit Losses	171,488	159,732	156,794
Noninterest Income:
Service charges on deposit accounts	13,697	14,149	17,882
Merchant processing services	11,998	10,208	10,132
Debit card fees	6,859	6,181	6,357
Trust fees	3,311	3,012	2,963
ATM processing fees	2,280	2,273	2,776
Other service fees	1,884	1,837	2,255
Financial services commissions	356	372	392
Gains on sales of real property	-	3,536	-
Life insurance gains	-	-	433
Securities gains	34	71	217
Other noninterest income	2,926	3,998	4,001
Total Noninterest Income	43,345	45,637	47,408
Noninterest Expense:
Salaries and related benefits	48,011	50,749	51,054
Occupancy and equipment	19,139	19,637	20,240
Outsourced data processing services	9,601	9,426	9,471
Professional fees	3,253	2,423	2,465
Courier service	2,177	2,001	1,878
Loss contingency	-	-	553
Amortization of identifiable intangibles	269	287	538
Other noninterest expense	15,356	14,043	12,787
Total Noninterest Expense	97,806	98,566	98,986
Income Before Income Taxes	117,027	106,803	105,216
Provision for income taxes	30,518	26,390	24,827
Net Income	$86,509	$80,413	$80,389

Average Common Shares Outstanding	26,855	26,942	26,956
Diluted Average Common Shares Outstanding	26,870	26,960	27,006
Per Common Share Data:
Basic earnings	$3.22	$2.98	$2.98
Diluted earnings	3.22	2.98	2.98
Dividends paid	1.65	1.64	1.63

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)
Net Income	$86,509	$80,413	$80,389
Other comprehensive income (loss):
Changes in net unrealized gains on debt securities available for sale	(91,891)	125,519	93,936
Deferred tax benefit (expense)	27,167	(37,108)	(27,771)
Reclassification of gains included in net income	(34)	(71)	(167)
Deferred tax expense on gains included in net income	10	21	49
Changes in unrealized gains on debt securities available for sale, net of tax	(64,748)	88,361	66,047
Total Comprehensive Income	$21,761	$168,774	$146,436

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income (Loss)	Earnings	Total
	(In thousands, except per share data)

Balance, December 31, 2018	26,730	$448,351	$1,395	$(39,996)	$205,841	$615,591
Cumulative effect of bond premium amortization adjustment, net of tax					(2,801)	(2,801)
Adjusted Balance, January 1, 2019	26,730	448,351	1,395	(39,996)	203,040	612,790
Net income for the year 2019					80,389	80,389
Other comprehensive income				66,047		66,047
Shares issued from stock warrant exercise, net of repurchase	51	-				-
Exercise of stock options	269	13,699				13,699
Restricted stock activity	18	1,697	(624)			1,073
Stock based compensation	-	1,744				1,744
Stock awarded to employees	2	105				105
Retirement of common stock	(8)	(136)			(352)	(488)
Dividends ($1.63 per share)					(43,942)	(43,942)
Balance, December 31, 2019	27,062	465,460	771	26,051	239,135	731,417
Adoption of ASU 2016-13					52	52
Adjusted Balance, January 1, 2020	27,062	465,460	771	26,051	239,187	731,469
Net income for the year 2020					80,413	80,413
Other comprehensive income				88,361		88,361
Exercise of stock options	52	2,838				2,838
Restricted stock activity	10	1,270	(736)			534
Stock based compensation	-	1,875				1,875
Stock awarded to employees	2	100				100
Retirement of common stock	(319)	(5,537)			(10,959)	(16,496)
Dividends ($1.64 per share)					(44,285)	(44,285)
Balance, December 31, 2020	26,807	466,006	35	114,412	264,356	844,809
Net income for the year 2021					86,509	86,509
Other comprehensive loss				(64,748)		(64,748)
Exercise of stock options	53	3,017				3,017
Restricted stock activity	9	526				526
Stock based compensation	-	1,419				1,419
Stock awarded to employees	1	106				106
Retirement of common stock	(4)	(66)			(166)	(232)
Dividends ($1.65 per share)					(44,304)	(44,304)
Balance, December 31, 2021	26,866	$471,008	$35	$49,664	$306,395	$827,102

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2021	2020	2019
Operating Activities:	(In thousands)
Net income	$86,509	$80,413	$80,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	16,617	22,647	20,626
Provision for credit losses	-	4,300	-
Net amortization of deferred loan fees	(5,576)	(4,442)	(260)
Stock option compensation expense	1,419	1,875	1,744
Life insurance gains	-	-	(433)
Securities gains	(34)	(71)	(217)
Gains on sales of premises and equipment	-	(3,536)	-
Gain on disposal of premises and equipment	-	(71)	-
Net changes in:
Interest income receivable	(2,499)	(4,225)	(2,963)
Net deferred tax liability	3,899	(246)	3,662
Other assets	(3,534)	(3,528)	(14,806)
Income taxes payable	(1,054)	353	(1,733)
Interest expense payable	(72)	(5)	(9)
Other liabilities	(6,940)	14,280	(5,298)
Net Cash Provided by Operating Activities	88,735	107,744	80,702
Investing Activities:
Net repayments (disbursements) of loans	193,755	(126,682)	79,396
Proceeds from life insurance policies	-	-	1,273
Purchases of debt securities available for sale	(1,909,370)	(2,102,983)	(970,542)
Proceeds from sale/maturity/calls of debt securities available for sale	1,204,455	1,260,846	631,016
Proceeds from maturity/calls of debt securities held to maturity	206,400	218,164	238,450
Proceeds from sale of equity securities	-	-	1,797
Purchases of premises and equipment	(1,324)	(2,200)	(3,994)
Proceeds from sale of premises and equipment	-	3,819	-
Proceeds from sale of foreclosed assets	-	114	307
Net Cash Used in Investing Activities	(306,084)	(748,922)	(22,297)
Financing Activities:
Net change in deposits	725,977	875,358	(54,218)
Net change in short-term borrowings	43,701	71,617	(20,319)
Exercise of stock options	3,017	2,838	13,699
Retirement of common stock	(232)	(16,496)	(488)
Common stock dividends paid	(44,304)	(44,285)	(43,942)
Net Cash Provided by (Used in) Financing Activities	728,159	889,032	(105,268)
Net Change In Cash and Due from Banks	510,810	247,854	(46,863)
Cash and Due from Banks at Beginning of Period	621,275	373,421	420,284
Cash and Due from Banks at End of Period	$1,132,085	$621,275	$373,421
Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$5,105	$7,697	$23,587
Amount recognized upon initial adoption of ASU 2016-02	-	-	15,325
Securities purchases pending settlement	-	29,000	-
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	6,309	6,516	5,123
Interest paid for the period	2,027	1,830	1,898
Income tax payments for the period	27,673	26,462	24,491

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

Impact of COVID-19 Pandemic

The COVID-19 coronavirus pandemic caused escalating infections in the United States beginning in the first quarter of 2020 that continued through the fourth quarter of 2021 and may continue for some time. The spread of the outbreak has disrupted the United States economy including banking and other financial activity in the market areas in which the Company and the Bank operate.

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

In response to the pandemic, the United States federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act") on March 27, 2020, providing an estimated $2 trillion fiscal stimulus to the United States economy. The CARES Act established the Paycheck Protection Program (PPP) with $350 billion to provide businesses with federally guaranteed loans to support payroll and certain operating expenses. The loans were guaranteed by the United States Small Business Administration (“SBA”) and funded through banks. During 2020 and the first six months of 2021, the Bank processed government guaranteed PPP loans which meaningfully increased interest-earning assets and related interest and fee income. PPP loans, net of deferred fees and costs, were $46 million at December 31, 2021.

On April 7, 2020, the U.S. banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised). The statement describes accounting for COVID-19-related loan modifications, including clarifying the interaction between current accounting rules and the temporary relief provided by the CARES Act. The Bank continues to work with loan customers requesting deferral of loan payments due to economic weakness caused by the pandemic. At December 31, 2021, loans granted loan deferrals totaled $84 thousand, all of which were consumer automobile loans.

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

The Company's net interest margin and non-interest income could decline and credit-related losses could increase for an uncertain period given the decline in economic activity occurring due to the coronavirus. The amount of impact on the Company's financial results is uncertain.

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

Equity Securities. Equity securities consist of marketable equity securities and mutual funds which are recorded at fair value. Unrealized gains and losses are included in net income. There were no equity securities at December 31, 2021 and December 31, 2020.

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

The preparation of these financial statements requires Management to estimate the amount of expected losses over the expected contractual life of the Bank’s existing loan portfolio and establish an allowance for credit losses. Loan agreements generally include a maturity date, and the Company considers the contractual life of a loan agreement to extend from the date of origination to the contractual maturity date. In estimating credit losses, Management must exercise significant judgment in evaluating information deemed relevant. The amount of ultimate losses on the loan portfolio can vary from the estimated amounts. Management follows a systematic methodology to estimate loss potential in an effort to reduce the differences between estimated and actual losses.

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

Recently Adopted Accounting Standards

In the year ended December 31, 2021, the Company adopted the following new accounting guidance:

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

[The remainder of this page intentionally left blank]

Note 2: Investment Securities

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $7 thousand at December 31, 2021 and $9 thousand at December 31, 2020, follows:

	At December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities ("MBS")	$399,997	$11,766	$(37)	$411,726
Securities of U.S. Government entities	119	-	-	119
Obligations of states and political subdivisions	90,107	3,842	(29)	93,920
Corporate securities	2,692,792	63,573	(9,630)	2,746,735
Collateralized loan obligations	1,385,331	1,743	(719)	1,386,355
Total debt securities available for sale	4,568,346	80,924	(10,415)	4,638,855
Debt securities held to maturity
Agency residential MBS	147,632	3,112	(18)	150,726
Non-agency residential MBS	758	2	(19)	741
Obligations of states and political subdivisions	158,013	3,082	-	161,095
Total debt securities held to maturity	306,403	6,196	(37)	312,562
Total	$4,874,749	$87,120	$(10,452)	$4,951,417

	At December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential MBS	$630,174	$22,779	$(1)	$652,952
Securities of U.S. Government entities	154	-	-	154
Obligations of states and political subdivisions	105,679	5,332	(1)	111,010
Corporate securities	1,986,995	131,025	(42)	2,117,978
Commercial paper	24,983	7	-	24,990
Collateralized loan obligations	1,152,766	4,433	(1,098)	1,156,101
Total debt securities available for sale	3,900,751	163,576	(1,142)	4,063,185
Debt securities held to maturity
Agency residential MBS	240,332	6,852	(32)	247,152
Non-agency residential MBS	1,344	26	-	1,370
Obligations of states and political subdivisions	273,922	7,243	-	281,165
Total debt securities held to maturity	515,598	14,121	(32)	529,687
Total	$4,416,349	$177,697	$(1,174)	$4,592,872

[The remainder of this page intentionally left blank]

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At December 31, 2021
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$306,333	$309,257	$15,836	$15,941
Over 1 to 5 years	707,062	738,057	125,001	127,539
Over 5 to 10 years	2,320,559	2,347,242	17,176	17,615
Over 10 years	834,395	832,573	-	-
Subtotal	4,168,349	4,227,129	158,013	161,095
MBS	399,997	411,726	148,390	151,467
Total	$4,568,346	$4,638,855	$306,403	$312,562

	At December 31, 2020
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$212,140	$213,715	$54,526	$54,927
Over 1 to 5 years	922,170	974,438	129,786	133,195
Over 5 to 10 years	1,767,747	1,851,184	89,610	93,043
Over 10 years	368,520	370,896	-	-
Subtotal	3,270,577	3,410,233	273,922	281,165
MBS	630,174	652,952	241,676	248,522
Total	$3,900,751	$4,063,185	$515,598	$529,687

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At December 31, 2021
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	7	$8,900	$(37)	2	$47	$-	9	$8,947	$(37)
Securities of U.S. Government entities	-	-	-	1	119	-	1	119	-
Obligations of states and political subdivisions	6	2,859	(27)	2	669	(2)	8	3,528	(29)
Corporate securities	56	691,555	(9,630)	-	-	-	56	691,555	(9,630)
Collateralized loan obligations	19	208,199	(521)	8	51,523	(198)	27	259,722	(719)
Total	88	$911,513	$(10,215)	13	$52,358	$(200)	101	$963,871	$(10,415)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At December 31, 2021
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	-	$-	$-	3	$530	$(18)	3	$530	$(18)
Non-agency residential MBS	1	542	(19)	-	-	-	1	542	(19)
Total	1	$542	$(19)	3	$530	$(18)	4	$1,072	$(37)

Based upon the most recent evaluation, the unrealized losses on the Company’s debt securities available for sale were most likely caused by market conditions for these types of investments, particularly changes in risk-free interest rates and/or market bid-ask spreads. The Company does not intend to sell any debt securities available for sale and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. Therefore, the Company does not consider these debt securities to have credit related losses as of December 31, 2021.

The fair values of debt securities available for sale could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuers’ financial condition deteriorates, or the liquidity for debt securities declines. As a result, significant credit losses on debt securities available for sale may occur in the future.

As of December 31, 2021 and December 31, 2020, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $1,021,566 thousand and $888,577 thousand, respectively.

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

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

	For the Year Ended December 31,
	2021	2020
	(In thousands)
Allowance for credit losses:
Balance, end of prior period	$9	$-
Impact of adopting ASU 2016-13	-	16
Beginning balance	9	16
Reversal of provision	(2)	(7)
Chargeoffs	-	-
Recoveries	-	-
Total ending balance	$7	$9

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

The following table summarizes the amortized cost of debt securities held to maturity at December 31, 2021, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At December 31, 2021
	AAA/AA/A	B-	Not Rated	Total
	(In thousands)
Agency residential MBS	$177	$-	$147,455	$147,632
Non-agency residential MBS	149	561	48	758
Obligations of states and political subdivisions	155,268	-	2,745	158,013
Total	$155,594	$561	$150,248	$306,403

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of December 31, 2021.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)

Taxable	$106,329	$93,163	$77,800
Tax-exempt from regular federal income tax	8,424	12,151	15,736
Total interest income from investment securities	$114,753	$105,314	$93,536

[The remainder of this page intentionally left blank]

Note 3: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At December 31,
	2021	2020
	(In thousands)
Commercial:
Paycheck Protection Program ("PPP") loans	$45,888	$186,945
Other	187,202	207,861
Total Commercial	233,090	394,806
Commercial Real Estate	535,261	564,300
Construction	48	129
Residential Real Estate	18,133	23,471
Consumer Installment & Other	281,594	273,537
Total	$1,068,126	$1,256,243

PPP loans are guaranteed by the Small Business Administration (“SBA”). PPP loan proceeds used for eligible payroll and certain other operating costs are eligible for forgiveness, with repayment of loan principal and accrued interest made by the SBA. Management does not expect credit losses on PPP loans. Therefore, there is no allowance for such loans. The following summarizes activity in the allowance for credit losses. The allowance for loan losses is shown under legacy GAAP for 2019.

	Allowance for Credit Losses
	For the Year Ended December 31, 2021
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$9,205	$5,660	$6	$47	$8,936	$23,854
(Reversal) provision	(2,411)	126	(4)	(2)	2,293	2
Chargeoffs	(56)	-	-	-	(3,192)	(3,248)
Recoveries	228	743	-	-	1,935	2,906
Total allowance for credit losses	$6,966	$6,529	$2	$45	$9,972	$23,514

	Allowance for Credit Losses
	For the Year Ended December 31, 2020
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASU 2016-13	$4,959	$4,064	$109	$206	$6,445	$3,701	$19,484
Impact of adopting ASU 2016-13	3,385	618	(31)	(132)	1,878	(3,701)	2,017
Adjusted beginning balance	8,344	4,682	78	74	8,323	-	21,501
Provision (reversal)	746	929	(72)	(27)	2,731	-	4,307
Chargeoffs	(236)	-	-	-	(3,963)	-	(4,199)
Recoveries	351	49	-	-	1,845	-	2,245
Total allowance for credit losses	$9,205	$5,660	$6	$47	$8,936	$-	$23,854

	Allowance for Loan Losses
	For the Twelve Months Ended December 31, 2019
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Balance at beginning of period	$6,311	$3,884	$1,465	$869	$5,645	$3,177	$21,351
(Reversal) provision	(2,023)	(16)	(1,356)	(663)	3,534	524	-
Chargeoffs	(97)	-	-	-	(4,473)	-	(4,570)
Recoveries	768	196	-	-	1,739	-	2,703
Total allowance for loan losses	$4,959	$4,064	$109	$206	$6,445	$3,701	$19,484

The Company’s customers are small businesses, professionals and consumers. Given the scale of these borrowers, corporate credit rating agencies do not evaluate the borrowers’ financial condition. The Company’s subsidiary, Westamerica Bank (the “Bank”) maintains a Loan Review Department which reports directly to the Audit Committee of the Board of Directors. The Loan Review Department performs independent evaluations of loans and validates management assigned credit risk grades on evaluated loans using grading standards employed by bank regulatory agencies. Loans judged to carry lower-risk attributes are assigned a “pass” grade, with a minimal likelihood of loss. Loans judged to carry higher-risk attributes are referred to as “classified loans,” and are further disaggregated, with increasing expectations for loss recognition, as “substandard,” “doubtful,” and “loss.” The Loan Review Department performs continuous evaluations throughout the year. If the Bank becomes aware of deterioration in a borrower’s performance or financial condition between Loan Review Department examinations, assigned risk grades are re-evaluated promptly. Credit risk grades assigned by management and validated by the Loan Review Department are subject to review by the Bank’s regulatory authorities during regulatory examinations.

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2021
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$232,710	$521,300	$48	$16,874	$278,922	$1,049,854
Substandard	380	13,961	-	1,259	1,207	16,807
Doubtful	-	-	-	-	931	931
Loss	-	-	-	-	534	534
Total	$233,090	$535,261	$48	$18,133	$281,594	$1,068,126

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2020
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$386,144	$545,398	$129	$22,105	$270,925	$1,224,701
Substandard	8,662	18,902	-	1,366	1,498	30,428
Doubtful	-	-	-	-	543	543
Loss	-	-	-	-	571	571
Total	$394,806	$564,300	$129	$23,471	$273,537	$1,256,243

[The remainder of this page intentionally left blank]

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2021
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$232,444	$383	$263	$-	$-	$233,090
Commercial real estate	534,748	223	-	-	290	535,261
Construction	48	-	-	-	-	48
Residential real estate	17,855	141	-	-	137	18,133
Consumer installment and other	276,793	3,184	1,013	339	265	281,594
Total	$1,061,888	$3,931	$1,276	$339	$692	$1,068,126

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2020
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$394,004	$713	$6	$-	$83	$394,806
Commercial real estate	560,580	-	-	-	3,720	564,300
Construction	129	-	-	-	-	129
Residential real estate	22,269	770	271	-	161	23,471
Consumer installment and other	270,240	2,010	472	450	365	273,537
Total	$1,247,222	$3,493	$749	$450	$4,329	$1,256,243

There was no allowance for credit losses allocated to loans on nonaccrual status as of December 31, 2021 and December 31, 2020. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2021 and December 31, 2020.

The following tables provide information on impaired loans during the year ended December 31, 2019:

	Impaired Loans
	For the Year Ended
	December 31, 2019
	Average	Recognized
	Recorded	Interest
	Investment	Income
	(In thousands)
Commercial	$8,412	$140
Commercial real estate	7,428	139
Residential real estate	191	3
Consumer installment and other	44	1
Total	$16,075	$283

[The remainder of this page intentionally left blank]

The following tables provide information on troubled debt restructurings (TDRs):

	Troubled Debt Restructurings
	At December 31, 2021
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	2	$2,785	$1,793	$-
Residential real estate	1	241	172	-
Total	3	$3,026	$1,965	$-

	Troubled Debt Restructurings
	At December 31, 2020
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	6	$8,367	$6,040	$-
Residential real estate	1	241	181	-
Total	7	$8,608	$6,221	$-

During the year ended December 31 2021 and December 31, 2020, the Company did not modify any loans that were considered TDRs for accounting purposes. Section 4013 of the CARES Act allowed certain loan modifications for borrowers impacted by the COVID-19 pandemic to be excluded from TDR accounting. During the year ended December 31, 2021 and December 31, 2020, the Company modified loans under Section 4013 of the CARES Act, granting 90 day deferrals of principal and interest payments. As of December 31, 2021, loans deferred under the CARES Act that are not considered TDRs consisted of consumer loans totaling $84 thousand. As of December 31, 2020, commercial real estate loans with deferred payments totaled $7.8 million, primarily for hospitality and retail properties. As of December 31, 2020, consumer and commercial loan deferrals were $2.5 million and $33 thousand, respectively. There were no chargeoffs related to TDRs made during the year ended December 31, 2021 and December 31, 2020. During the year ended December 31, 2021 and December 31, 2020, no TDR loans defaulted within 12 months of the modification date. A TDR is considered to be in default when payments are 90 days or more past due.

TDRs of $1,965 thousand included no loans on nonaccrual status at December 31, 2021. TDRs of $6,221 thousand included a loan with a balance of $3,420 thousand on nonaccrual status at December 31, 2020; no allowance for credit losses was allocated to this commercial real estate loan secured by real property.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following loans were considered collateral dependent at December 31, 2021: five commercial real estate loans totaling $8.4 million secured by real property, $394 thousand of indirect consumer installment loans secured by personal property, one commercial loan with a balance of $57 thousand secured by business assets, and three residential real estate loans totaling $420 thousand secured by real property. There were no other collateral dependent loans at December 31, 2021. The following loans were considered collateral dependent at December 31, 2020: five commercial real estate loans totaling $11.1 million secured by real property, $446 thousand of indirect consumer installment loans secured by personal property and two residential real estate loans totaling $346 thousand secured by real property. There were no other collateral dependent loans at December 31, 2020.

[The remainder of this page intentionally left blank]

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At December 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$34,784	$3,999	$8,690	$16,919	$30,694	$98,799	$193,885	$38,825	$232,710
Substandard	32	-	-	-	-	57	89	291	380
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$34,816	$3,999	$8,690	$16,919	$30,694	$98,856	$193,974	$39,116	$233,090

	At December 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$116,181	$87,921	$78,200	$78,647	$83,642	$76,709	$521,300	$-	$521,300
Substandard	10,993	-	-	2,016	823	129	13,961	-	13,961
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$127,174	$87,921	$78,200	$80,663	$84,465	$76,838	$535,261	$-	$535,261

	At December 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade
Pass	$-	$-	$-	$-	$-	$-	$-	$48	$48
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$48	$48

	At December 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Residential Real Estate loans by grade
Pass	$16,874	$-	$-	$-	$-	$-	$16,874	$-	$16,874
Substandard	1,259	-	-	-	-	-	1,259	-	1,259
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$18,133	$-	$-	$-	$-	$-	$18,133	$-	$18,133

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At December 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$7,884	$10,162	$25,932	$37,999	$58,178	$113,899	$254,054	$22,739	$276,793
30-59 days past due	197	139	634	504	662	1,034	3,170	14	3,184
60-89 days past due	5	20	156	150	186	408	925	88	1,013
Past due 90 days or more	1	17	81	62	109	40	310	29	339
Nonaccrual	-	-	-	-	-	-	-	265	265
Total	$8,087	$10,338	$26,803	$38,715	$59,135	$115,381	$258,459	$23,135	$281,594

There were no loans held for sale at December 31, 2021, and December 31, 2020.

The Company held no other real estate owned (OREO) at December 31, 2021 and December 31, 2020. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $247 thousand at December 31, 2021 and $346 thousand at December 31, 2020.

Note 4: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank. At December 31, 2021, the Bank did not have credit extended to any one entity exceeding these limits. At December 31, 2021, the Bank had 33 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments related to real estate loans of $34,226 thousand and $37,456 thousand at December 31, 2021 and December 31, 2020, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At December 31, 2021, the Bank held corporate bonds in 112 issuing entities that exceeded $5 million for each issuer.

Note 5: Premises, Equipment, Other Assets and Other Liabilities

Premises and equipment consisted of the following:

	At December 31,
	Cost	Accumulated Depreciation and Amortization	Net Book Value
	(In thousands)
2021
Land	$11,453	$-	$11,453
Building and improvements	43,009	(30,069)	12,940
Leasehold improvements	7,567	(5,967)	1,600
Furniture and equipment	26,642	(21,480)	5,162
Total	$88,671	$(57,516)	$31,155
2020
Land	$11,453	$-	$11,453
Building and improvements	42,960	(28,922)	14,038
Leasehold improvements	6,944	(5,528)	1,416
Furniture and equipment	26,227	(20,321)	5,906
Total	$87,584	$(54,771)	$32,813

Depreciation and amortization of premises and equipment included in noninterest expense amounted to $2,978 thousand in 2021, $3,683 thousand in 2020 and $3,879 thousand in 2019.

Other assets consisted of the following:

	At December 31,
	2021	2020
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	63,107	60,444
Right-of-use asset	17,980	18,832
Limited partnership investments	37,145	18,335
Interest receivable	35,521	33,022
Prepaid assets	4,757	4,572
Other assets	12,678	10,471
Total other assets	$185,415	$159,903

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

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. On January 28, 2022, Visa Inc. disclosed a revised conversion rate applicable to its class B common stock in its filed Form 10-Q for the quarterly period ended December 31, 2021. The conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, was reduced from 1.6228 to 1.6181 per share, effective as of December 29, 2021. Visa Inc. class A common stock had a closing price of $216.71 per share on December 31, 2021, the last day of stock market trading for the fourth quarter 2021. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At December 31, 2021, this investment totaled $37,145 thousand and $26,485 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2020, this investment totaled $18,335 thousand and $12,202 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2021, the $26,485 thousand of outstanding equity capital commitments are expected to be paid as follows, $6,830 thousand in 2022, $11,826 thousand in 2023, $6,769 thousand in 2024, $241 thousand in 2025, $125 thousand in 2026, $203 thousand in 2027, and $491 thousand in 2028 or thereafter.

The amounts recognized in net income for these investments include:

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)
Investment loss included in pre-tax income	$2,620	$2,440	$2,400
Tax credits recognized in provision for income taxes	2,300	900	875

Other liabilities consisted of the following:

	At December 31,
	2021	2020
	(In thousands)
Net deferred tax liability	$2,501	$25,778
Operating lease liability	17,980	18,832
Securities purchases pending settlement	-	29,000
Other liabilities	53,241	38,988
Total other liabilities	$73,722	$112,598

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of December 31, 2021.

As of December 31, 2021, the Company’s lease liability and right-of-use asset were $17,980 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 4.2 years and 1.67%, respectively, at December 31, 2021. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of December 31, 2021.

Total lease costs during the year ended December 31, 2021 and December 31, 2020, of $6,581 thousand and $6,699 thousand, respectively, were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the year ended December 31, 2021 and December 31, 2020.

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At December 31,
2021
(In thousands)
2022	$5,698
2023	4,984
2024	3,393
2025	2,201
2026	786
Thereafter	1,478
Total minimum lease payments	18,540
Less: discount	(560)
Present value of lease liability	$17,980

See Note 10 to the consolidated financial statements for additional information related to the net deferred tax liability.

Note 6: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the year ended December 31, 2021 and December 31, 2020. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the year ended December 31, 2021 and December 31, 2020, no such adjustments were recorded.

The carrying values of goodwill were:

	At December 31, 2021	At December 31, 2020
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At December 31, 2021		At December 31, 2020
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(55,973)	$56,808	$(55,704)

As of December 31, 2021, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the year ended Decptember 31, 2021 (actual)	$269
Estimate for year ending December 31, 2022	252
2023	236
2024	222
2025	125

Note 7: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At December 31,	At December 31,
	2021	2020
	(In thousands)
Noninterest-bearing	$3,069,080	$2,725,177
Interest-bearing:
Transaction	1,260,869	1,102,601
Savings	1,940,395	1,703,812
Time deposits less than $100 thousand	72,527	79,825
Time deposits $100 thousand through $250 thousand	47,666	49,323
Time deposits more than $250 thousand	23,419	27,241
Total deposits	$6,413,956	$5,687,979

Demand deposit overdrafts of $611 thousand and $682 thousand were included as loan balances at December 31, 2021 and December 31, 2020, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $265 thousand in 2021, $319 thousand in 2020 and $326 thousand in 2019.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At December 31,	At December 31,
	2021	2020
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$42,295	$67,019
Corporate securities	254,005	188,195
Total collateral carrying value	$296,300	$255,214
Total short-term borrowed funds	$146,246	$102,545

	For the Years Ended December 31,
	2021	2020
	Highest Balance at Any Month-end
	(In thousands)
Securities sold under repurchase agreements	$146,552	$110,846

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

[The remainder of this page intentionally left blank]

The following table summarizes information about stock options granted under the Plan as of December 31, 2021. The intrinsic value is calculated as the difference between the market value as of December 31, 2021 and the exercise price of the shares. The market value as of December 31, 2021 was $57.73 as reported by the NASDAQ Global Select Market:

	Options Outstanding				Options Exercisable
	At December 31, 2021			For the Year Ended December 31, 2021	At December 31, 2021			For the Year Ended December 31, 2021
Range of Exercise Price	Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(In thousands)		(Years)		(In thousands)		(Years)
400 -455	34	$527	3.8	$42	34	$527	3.8	$42
45 - 50	-	-	-	-	-	-	-	-
50 - 55	15	67	2.1	53	15	67	2.1	53
55 - 60	260	161	7.8	57	83	46	5.1	57
60 - 65	316		6.6	62	258		6.5	62
65 - 70	168	-	8.1	66	56	-	8	66
400 -700	793	$755	7.1	60	446	$640	6.1	60

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the year ended December 31, 2021, 2020 and 2019, the Company granted 193 thousand, 184 thousand and 250 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

	For the Years Ended December 31,
	2021	2020	2019
Expected volatility (1)	20%	20%	20%
Expected life in years (2)	4.7	3.5	4.7
Risk-free interest rate (3)	0.46%	1.52%	2.67%
Expected dividend yield	2.79%	2.59%	2.55%
Fair value per award	$7.50	$8.64	$10.19

(1)	Measured using daily price changes of Company’s stock over respective expected term of the option and the implied volatility derived from the market prices of the Company’s stock and traded options.
(2)	The number of years that the Company estimates that the options will be outstanding prior to exercise.
(3)	The risk-free rate over the expected life based on the US Treasury yield curve in effect at the time of the grant.

Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options at December 31, 2021 is 967 thousand.

[The remainder of this page intentionally left blank]

A summary of option activity during the year ended December 31, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(In thousands)		(Years)
Outstanding at January 1, 2021	693	$61.25
Granted	193	57.08
Exercised	(53)	56.82
Forfeited or expired	(40)	62.14
Outstanding at December 31, 2021	793	60.48	7.1
Exercisable at December 31, 2021	446	60.07	6.1

A summary of the Company’s nonvested option activity during the year ended December 31, 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at January 1, 2021	373	$9.39
Granted	193	7.50
Vested	(185)	9.61
Forfeited	(34)	8.42
Nonvested at December 31, 2021	347	$8.31

The estimated grant date fair value for options granted under the Company’s stock option plan during the twelve months ended December 31, 2021, 2020 and 2019 was $7.50, $8.64 and $10.19 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2021 is $2,494 thousand and the weighted average period over which the cost is expected to be recognized is 1.8 years.

The total intrinsic value of options exercised during the twelve months ended December 31, 2021, 2020 and 2019 was $454 thousand, $693 thousand and $3,398 thousand, respectively. The total fair value of Restricted Performance Shares (“RPSs”) that vested during the twelve months ended December 31, 2021, 2020 and 2019 was $527 thousand, $534 thousand and $1,073 thousand, respectively. The total fair value of options vested during the twelve months ended December 31, 2021, 2020 and 2019 was $1,783 thousand, $1,735 thousand and $1,980 thousand, respectively. During the twelve months of 2021, 53 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction equal to the related share based compensation expense. During the twelve months of 2020, 52 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $295 thousand. During the twelve months of 2019, 516 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $1,485 thousand. The excess deductions resulting from the exercise of nonqualified stock options reduced the income tax provision by $-0- thousand in 2021, $87 thousand in 2020 and $435 thousand in 2019.

A summary of the status of the Company’s restricted performance shares as of December 31, 2021 and 2020 and changes during the twelve months ended on those dates, follows:

	2021	2020
	(In thousands)
Outstanding at January 1,	28	27
Granted	13	10
Issued upon vesting	(9)	(9)
Forfeited	(2)	-
Outstanding at December 31,	30	28

As of December 31, 2021 and 2020, the restricted performance shares had a weighted-average contractual life of 1.4 years and 1.3 years, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $610 thousand, $533 thousand and $758 thousand for the year ended December 31, 2021, 2020 and 2019, respectively. There were no stock appreciation rights or incentive stock options granted in the year ended December 31, 2021 and 2020.

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

The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2021, 1,750 thousand shares remained available to repurchase under such plans.

Shareholders have authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2021, no shares of Class B Common Stock or Preferred Stock were outstanding.

Note 9: Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) require the Company to maintain a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios to avoid restrictions on dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2021 and December 31, 2020, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The capital ratios for the Company and the Bank as of the dates indicated are presented in the table below. For Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital, the required percentages for capital adequacy purposes include the 2.5% capital conservation buffer.

	At December 31, 2021		Required for Capital Adequacy Purposes		To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$653,026	14.93%	$306,277	7.00%	N/A	N/A
Bank	540,538	12.48%	303,111	7.00%	$281,460	6.50%
Tier 1 Capital
Company	653,026	14.93%	371,908	8.50%	N/A	N/A
Bank	540,538	12.48%	368,063	8.50%	346,412	8.00%
Total Capital
Company	676,749	15.47%	459,416	10.50%	N/A	N/A
Bank	570,260	13.17%	454,666	10.50%	433,016	10.00%
Leverage Ratio (1)
Company	653,026	9.06%	288,423	4.00%	N/A	N/A
Bank	540,538	7.55%	286,432	4.00%	358,040	5.00%

(1)	The leverage ratio consists of Tier 1capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

	At December 31, 2020		Required for Capital Adequacy Purposes		To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$604,833	16.04%	$263,903	7.00%	N/A	N/A
Bank	484,270	13.00%	260,755	7.00%	$242,130	6.50%
Tier 1 Capital
Company	604,833	16.04%	320,454	8.50%	N/A	N/A
Bank	484,270	13.00%	316,632	8.50%	298,006	8.00%
Total Capital
Company	628,797	16.68%	395,855	10.50%	N/A	N/A
Bank	514,234	13.80%	391,133	10.50%	372,508	10.00%
Leverage Ratio (1)
Company	604,833	9.40%	257,488	4.00%	N/A	N/A
Bank	484,270	7.58%	255,560	4.00%	319,451	5.00%

(1)	The leverage ratio consists of Tier 1capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

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

The components of the net deferred tax liability are as follows:

	At December 31,
	2021	2020
	(In thousands)
Deferred tax asset
Allowance for credit losses	$6,852	$6,789
State franchise taxes	2,518	2,262
Deferred compensation	4,524	4,789
Purchased assets and assumed liabilities	475	552
Post-retirement benefits	445	480
Employee benefit accruals	2,792	2,353
VISA Class B shares	348	284
Limited partnership investments	-	1,066
Impaired capital assets	2,673	2,429
Accrued liabilities	748	416
Premises and equipment	1,001	585
Lease liability	5,263	5,513
Other	103	800
Sub total deferred tax asset	27,742	28,318
Tax valuation	(1,776)	-
Total deferred tax asset	25,966	28,318
Deferred tax liability
Net deferred loan fees	196	106
Securities available for sale	20,845	48,021
Right-of-use asset	5,263	5,513
Intangible assets	459	456
Limited partnership investments	1,704	-
Total deferred tax liability	28,467	54,096
Net deferred tax liability	$(2,501)	$(25,778)

At December 31, 2021 and December 31, 2020, the Company had $2,673 thousand and $2,429 thousand, respectively, deferred tax asset related to California capital loss carryforwards, which will expire if unutilized within five years of the year incurred. At December 31, 2021 and December 31, 2020, a valuation allowance recorded for the portion of the tax benefit that was expected to expire was $1,776 thousand and $-0-, respectively.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)
Current income tax expense:
Federal	$15,299	$15,982	$11,570
State	11,320	10,654	9,595
Total current	26,619	26,636	21,165
Deferred income tax expense (benefit):
Federal	1,281	(538)	2,411
State	842	292	982
Total deferred	2,123	(246)	3,393
Change in valuation reserve:
Federal	(472)	-	(71)
State	2,248	-	340
Total change in valuation reserve	1,776	-	269
Provision for income taxes	$30,518	$26,390	$24,827

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)
Federal income taxes due at statutory rate	$24,576	$22,429	$22,095
Additions (reductions) in income taxes resulting from:
Interest on state and municipal securities and loans not taxable for federal income tax purposes	(2,070)	(2,808)	(3,584)
State franchise taxes, net of federal income tax benefit	9,757	8,647	8,625
Change in valuation reserve	1,776	-	269
Stock compensation deduction in excess of book expense	-	(62)	(312)
Tax credits	(2,621)	(1,061)	(1,040)
Dividend received deduction	(48)	(44)	(38)
Cash value life insurance	(389)	(383)	(464)
Other	(463)	(328)	(724)
Provision for income taxes	$30,518	$26,390	$24,827

At December 31, 2021 and December 31, 2020, the Company had no uncertain tax positions related to previous years’ tax returns which were under examination.

The Company classifies interest and penalties as a component of the provision for income taxes. For tax years 2021 and 2020, no interest or penalties were recognized as a component of the provision for income taxes. At December 31, 2021, the tax years ended December 31, 2020, 2019 and 2018 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2020, 2019, 2018 and 2017 remain subject to examination by the California Franchise Tax Board.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At December 31, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities (MBS)	$411,726	$-	$411,726	$-
Securities of U.S. Government entities	119	-	119	-
Obligations of states and political subdivisions	93,920	-	93,920	-
Corporate securities	2,746,735	-	2,746,735	-
Collateralized loan obligations	1,386,355	-	1,386,355	-
Total debt securities available for sale	$4,638,855	$-	$4,638,855	$-

(1)	There were no transfers in to or out of level 3 during the year ended December 31, 2021.

	At December 31, 2020
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale
Agency residential MBS	$652,952	$-	$652,952	$-
Securities of U.S. Government entities	154	-	154	-
Obligations of states and political subdivisions	111,010	-	111,010	-
Corporate securities	2,117,978	-	2,117,978	-
Commercial paper	24,990	-	24,990	-
Collateralized loan obligations	1,156,101	-	1,156,101	-
Total debt securities available for sale	$4,063,185	$-	$4,063,185	$-

(1)	There were no transfers in to or out of level 3 during the year ended December 31, 2020.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at December 31, 2021 and December 31, 2020, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Year Ended
	At December 31, 2021				December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$225	$-	$-	$225	$-
Residential real estate	172	-	-	172	-
Total assets measured at fair value on a nonrecurring basis	$397	$-	$-	$397	$-

					For the
					Year Ended
	At December 31, 2020				December 31, 2020
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial	$5,270	$-	$-	$5,270	$-
Commercial real estate	3,710	-	-	3,710	-
Residential real estate	181	-	-	181	-
Total assets measured at fair value on a nonrecurring basis	$9,161	$-	$-	$9,161	$-

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

	At December 31, 2021
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$1,132,085	$1,132,085	$1,132,085	$-	$-
Debt securities held to maturity	306,396	312,562	-	312,562	-
Loans	1,044,612	1,059,072	-	-	1,059,072

Financial Liabilities:
Deposits	$6,413,956	$6,413,244	$-	$6,270,344	$142,900
Short-term borrowed funds	146,246	146,246	-	146,246	-

	At December 31, 2020
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$621,275	$621,275	$621,275	$-	$-
Debt securities held to maturity	515,589	529,678	-	529,678	-
Loans	1,232,389	1,290,938	-	-	1,290,938

Financial Liabilities:
Deposits	$5,687,979	$5,688,049	$-	$5,531,590	$156,459
Short-term borrowed funds	102,545	102,545	-	102,545	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 12: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not cancellable unconditionally by the Company aggregated $34,226 thousand at December 31, 2021. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $233,850 thousand at December 31, 2021 and $277,878 thousand at December 31, 2020. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $3,693 thousand at December 31, 2021 and $2,357 thousand at December 31, 2020. Commitments for commercial and similar letters of credit totaled $95 thousand at December 31, 2021 and there were no such outstanding commitments at December 31, 2020. The Company had $580 thousand in outstanding full recourse guarantees to a 3rd party credit card company at December 31, 2021 and December 31, 2020. At December 31, 2021, the Company had a reserve for unfunded commitments of $201 thousand for the above-mentioned loan commitments of $34,226 thousand that are not cancellable unconditionally by the Company. The Company’s reserve for unfunded commitments was $101 thousand at December 31, 2020. The reserve for unfunded commitments is included in other liabilities.

The Company determined that it will be obligated to provide refunds of revenue recognized in years prior to 2018 to some customers. The Company initially estimated the probable amount of these obligations to be $5,542 thousand and accrued a liability for such amount in 2017; based on additional information received in the second quarter 2019, the Company increased such liability to $5,843 thousand by recognizing an expense of $301 thousand. The Company paid $452 thousand and $4,410 thousand during the year ended December 31, 2021 and December 31, 2020, respectively, to customers eligible for refunds. The remaining accrued obligations at December 31, 2021 totaled $981 thousand, included in other liabilities.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount can be reasonably estimated.

Note 13: Retirement Benefit Plans

The Company sponsors a qualified defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to noninterest expense related to discretionary Company contributions to the Deferred Profit-Sharing Plan were $1,028 thousand in 2021, $917 thousand in 2020 and $1,000 thousand in 2019.

The Company also sponsors a qualified defined contribution Tax Deferred Savings/Retirement Plan (ESOP) covering salaried employees who become eligible to participate upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax or after-tax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests primarily in Westamerica Bancorporation common stock. The Company funds contributions to match participating employees’ contributions, subject to certain limits. The matching contributions charged to compensation expense were $972 thousand in 2021, $995 thousand in 2020 and $986 thousand in 2019.

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

The following tables set forth the net periodic post-retirement benefit cost and the change in the benefit obligation for the year ended December 31 and the funded status of the post-retirement benefit plan as of December 31:

Net Periodic Benefit Cost

	At December 31,
	2021	2020	2019
	(In thousands)
Service benefit	$(15)	$(35)	$(57)
Interest cost	30	52	72
Net periodic cost	$15	$17	$15

Obligation and Funded Status

	At December 31,
	2021	2020	2019
Change in benefit obligation	(In thousands)
Benefit obligation at beginning of year	$1,654	$1,782	$1,913
Service benefit	(15)	(35)	(57)
Interest cost	30	52	72
Benefits paid	(142)	(145)	(146)
Benefit obligation at end of year	$1,527	$1,654	$1,782
Accumulated post-retirement benefit obligation attributable to:
Retirees	$1,527	$1,654	$1,782
Other	-	-	-
Total	$1,527	$1,654	$1,782
Fair value of plan assets	-	-	-
Accumulated post-retirement benefit obligation in excess of plan assets	$1,527	$1,654	$1,782

Additional Information

Assumptions

	At December 31,
	2021	2020	2019

Weighted-average assumptions used to determine benefit obligations
Discount rate	2.46%	1.80%	2.90%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	1.80%	2.90%	3.76%

The above discount rate is based on the expected return of a portfolio of Corporate Aa debt, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits. Post-retirement medical benefits are currently fixed amounts without provision for future increases; as a result, the assumed annual average rate of inflation used to measure the expected cost of benefits covered by this program is zero percent for 2022 and beyond.

Estimated future benefit payments
(In thousands)
2022	$143
2023	143
2024	142
2025	142
2026	135
Years 2027-2031	534

[The remainder of this page intentionally left blank]

Note 14: Related Party Transactions

Certain of the Directors, executive officers and their associates have had banking transactions with subsidiaries of the Company in the ordinary course of business. The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2021 and 2020:

	2021	2020
	($ in thousands)

Balance at January 1,	$499	$533
Originations	-	-
Principal reductions	(45)	(34)
Balance at December 31,	$454	$499
Percent of total loans outstanding.	0.04%	0.04%

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

Note 16: Other Comprehensive Income (loss)

The components of other comprehensive income (loss) and other related tax effects were:

	2021
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Changes in net unrealized gains arising during the year	$(91,891)	$27,167	$(64,724)
Reclassification of gains included in net income	(34)	10	(24)
Other comprehensive income	$(91,925)	$27,177	$(64,748)

	2020
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Changes in net unrealized gains arising during the year	$125,519	$(37,108)	$88,411
Reclassification of gains included in net income	(71)	21	(50)
Other comprehensive income	$125,448	$(37,087)	$88,361

	2019
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Changes in net unrealized gains arising during the year	$93,936	$(27,771)	$66,165
Reclassification of gains included in net income	(167)	49	(118)
Other comprehensive income	$93,769	$(27,722)	$66,047

Accumulated other comprehensive income (loss) balances were:

Accumulated Other Comprehensive (Loss) Income
(In thousands)
Balance, December 31, 2018	$(39,996)
Changes in unrealized (losses) gains on debt securities available for sale, net of tax	66,047
Balance, December 31, 2019	26,051
Changes in unrealized gains on debt securities available for sale, net of tax	88,361
Balance, December 31, 2020	114,412
Changes in unrealized gains on debt securities available for sale, net of tax	(64,748)
Balance, December 31, 2021	$49,664

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

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Net income (numerator)	$86,509	$80,413	$80,389
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,855	26,942	26,956
Basic earnings per common share	$3.22	$2.98	$2.98
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,855	26,942	26,956
Add common stock equivalents for options	15	18	50
Weighted average number of common shares outstanding - diluted (denominator)	26,870	26,960	27,006
Diluted earnings per common share	$3.22	$2.98	$2.98

For the years ended December 31, 2021, 2020 and 2019, options to purchase 649 thousand, 577 thousand and 382 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

-
87 -

Note 18: Westamerica Bancorporation (Parent Company Only Condensed Financial Information)

Statements of Income and Comprehensive Income

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)
Dividends from subsidiaries	$29,279	$10,783	$80,067
Interest income	44	56	54
Other income	11,608	11,438	8,778
Total income	40,931	22,277	88,899
Salaries and benefits	6,612	7,107	6,978
Other expense	2,279	2,206	3,729
Total expense	8,891	9,313	10,707
Income before taxes and equity in undistributed income of subsidiaries	32,040	12,964	78,192
Income tax (expense) benefit	(645)	(454)	636
Earnings of subsidiaries greater than subsidiary dividends	55,114	67,903	1,561
Net income	86,509	80,413	80,389
Other comprehensive (loss) income, net of tax	(64,748)	88,361	66,047
Comprehensive income	$21,761	$168,774	$146,436

Balance Sheets

	At December 31,
	2021	2020
	(In thousands)
Assets
Cash	$69,943	$78,364
Investment in Westamerica Bank	720,614	730,248
Investment in non-bank subsidiaries	454	455
Premises and equipment, net	9,968	10,459
Accounts receivable from Westamerica Bank	224	257
Other assets	42,026	40,852
Total assets	$843,229	$860,635
Liabilities
Accounts payable to Westamerica Bank	$62	$29
Other liabilities	16,065	15,797
Total liabilities	16,127	15,826
Shareholders' equity	827,102	844,809
Total liabilities and shareholders' equity	$843,229	$860,635

[The remainder of this page intentionally left blank]

Statements of Cash Flows

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)
Operating Activities
Net income	$86,509	$80,413	$80,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	569	608	449
Decrease (increase) in accounts receivable from affiliates	117	(150)	80
Increase in other assets	(1,223)	(2,421)	(71)
Stock option compensation expense	1,419	1,875	1,744
Provision (benefit) for deferred income tax	645	428	(315)
Increase in other liabilities	254	855	856
Earnings of subsidiaries greater than subsidiary dividends	(55,114)	(67,903)	(1,561)
Gain on disposal of premises and equipment	-	(61)	(1,055)
Net Cash Provided by Operating Activities	33,176	13,644	80,516
Investing Activities
Purchases of equipment	(78)	-	-
Net Cash Used by Investing Activities	(78)	-	-
Financing Activities
Exercise of stock options	3,017	2,838	13,699
Retirement of common stock	(232)	(16,496)	(488)
Common stock dividends paid	(44,304)	(44,285)	(43,942)
Net Cash Used in Financing Activities	(41,519)	(57,943)	(30,731)
Net change in cash and due from banks	(8,421)	(44,299)	49,785
Cash and due from banks at beginning of period	78,364	122,663	72,878
Cash and due from banks at end of period	$69,943	$78,364	$122,663
Supplemental Cash Flow Disclosures:
Supplemental disclosure of cash flow activities:
Interest paid for the period	$-	$-	$-
Income tax payments for the period	27,673	26,462	24,491

[The remainder of this page intentionally left blank]

Note 19: Quarterly Financial Information (Unaudited)

For the Three Months Ended
March 31,	June 30,	September 30,	December 31,
(In thousands, except per share data and
price range of common stock)
2021
Interest and loan fee income	$42,316	$44,276	$43,810	$43,041
Net interest income	41,841	43,792	43,318	42,537
Provision for loan losses	-	-	-	-
Noninterest income	10,189	11,032	11,282	10,842
Noninterest expense	24,906	24,291	24,697	23,912
Income before taxes	27,124	30,533	29,903	29,467
Net income	20,147	22,579	22,063	21,720
Basic earnings per common share	0.75	0.84	0.82	0.81
Diluted earnings per common share	0.75	0.84	0.82	0.81
Dividends paid per common share	0.41	0.41	0.41	0.42
Price range, common stock	55.82	-	66.43	57.67	-	64.80	54.03	-	58.55	53.78	-	58.00
2020
Interest and loan fee income	$39,991	$41,539	$41,365	$42,961
Net interest income	39,549	41,104	40,899	42,480
Provision for loan losses	4,300	-	-	-
Noninterest income	11,648	9,554	10,476	13,959
Noninterest expense	24,664	24,754	24,603	24,545
Income before taxes	22,233	25,904	26,772	31,894
Net income	16,962	19,562	20,051	23,838
Basic earnings per common share	0.63	0.72	0.74	0.89
Diluted earnings per common share	0.63	0.72	0.74	0.89
Dividends paid per common share	0.41	0.41	0.41	0.41
Price range, common stock	47.37	-	68.01	53.40	-	64.86	51.84	-	63.58	51.49	-	59.70
2019
Interest and loan fee income	$39,483	$39,626	$39,695	$39,878
Net interest income	38,989	39,139	39,240	39,427
Provision for loan losses	-	-	-	-
Noninterest income	11,579	12,288	11,809	11,732
Noninterest expense	25,183	25,561	24,033	24,209
Income before taxes	25,385	25,866	27,016	26,950
Net income	19,646	19,625	20,390	20,728
Basic earnings per common share	0.73	0.73	0.76	0.77
Diluted earnings per common share	0.73	0.73	0.75	0.77
Dividends paid per common share	0.40	0.41	0.41	0.41
Price range, common stock	56.82	-	64.48	59.51	-	64.82	59.26	-	64.56	60.65	-	68.58

[The remainder of this page intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Westamerica Bancorporation

San Rafael, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for credit losses effective January 1, 2020 due to the adoption of Financial Accounting Standard Board (FASB) Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method provided in ASC 326 such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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

Allowance for Credit Losses on Loans – Reasonable and Supportable Forecasts - Refer to Notes 1 and 3 to the financial statements

The allowance for credit losses is an accounting estimate of expected credit losses over the estimated life of financial assets carried at amortized cost and off-balance-sheet credit exposures. ASC 326, Financial Instruments – Credit Losses, requires a financial asset (or a group of financial assets), including the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. The allowance for credit losses on loans as of December 31, 2021 was $23,514,000.

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

We identified the development and application of reasonable and supportable forecasts as a critical audit matter because of the significant auditor judgment and audit effort to evaluate the subject judgments made by management, including the need to involve more experienced audit personnel.

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

February 25, 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2021.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 50 and 91, respectively.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K of the Securities Act of 1933) that is applicable to its senior financial officers including its chief executive officer, chief financial officer, and principal accounting officer.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

[The remainder of this page intentionally left blank]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2021:

	At December 31, 2021
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(In thousands, except exercise price)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	793	$60	967
Equity compensation plans not approved by security holders	-	N/A	-
Total	793	$60	967

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2022 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

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

(a)	3.	Exhibits: The following documents are included or incorporated by reference in this Annual Report on Form 10‑K.

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

21	Subsidiaries of the registrant.
23.1	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover page of Westamerica Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Payne David L. Payne	Chairman of the Board and Directors President and Chief Executive Officer (Principal Executive Officer)	February 25, 2022

/s/ Jesse Leavitt Jesse Leavitt	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2022

/s/ Louis E. Bartolini Louis E. Bartolini	Director	February 25, 2022

/s/ E. Joseph Bowler E. Joseph Bowler	Director	February 25, 2022

/s/ Melanie Martella Chiesa Melanie Martella Chiesa	Director	February 25, 2022

/s/ Michele Hassid Michele Hassid	Director	February 25, 2022

/s/ Catherine C. MacMillan Catherine C. MacMillan	Director	February 25, 2022

/s/ Ronald A. Nelson Ronald A. Nelson	Director	February 25, 2022

/s/ Edward B. Sylvester Edward B. Sylvester	Lead Independent Director	February 25, 2022

/s/ Inez Wondeh Inez Wondeh	Director	February 25, 2022