Form 10-Q
period 2022-03-31
WESTAMERICA BANCORPORATION
filed 2022-05-09
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class Common Stock, No Par Value	Shares outstanding as of April 27, 2022 26,885,240

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, future credit quality and performance, the appropriateness of the allowance for credit losses, loan growth or reduction, mitigation of risk in the Company’s loan and investment securities portfolios, income or loss, earnings or loss per share, the payment or nonpayment of dividends, stock repurchases, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", “estimates”, "intends", "targeted", "projected", “forecast”, "continue", "remain", "will", "should", "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

These forward-looking statements are based on the current knowledge and belief of the management (“Management”) of Westamerica Bancorporation (the “Company”) and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated. These factors include but are not limited to (1) the length and severity of any difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by riots, terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the local, regional and national economies; (6) changes in the interest rate environment and monetary policy; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing or security systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments; (11) asset/liability management risks and liquidity risks; (12) the effect of climate change, natural disasters, including earthquakes, hurricanes, fire, flood, drought, and other disasters, on the uninsured value of the Company’s assets and of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values; (13) changes in the securities markets; (14) the duration and severity of the COVID-19 pandemic and governmental and customer responses to the pandemic; (15) inflation and (16) the outcome of contingencies, such as legal proceedings. However, the reader should not consider the above-mentioned factors to be a complete set of all potential risks or uncertainties.

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statements in this report to reflect circumstances or events that occur after the date forward looking statements are made, except as may be required by law. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2021, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.

PART I - FINANCIAL INFORMATION

Item 1   Financial Statements

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At March 31,	At December 31,
	2022	2021
	(In thousands)
Assets:
Cash and due from banks	$1,037,593	$1,132,085
Debt securities available for sale	4,616,588	4,638,855
Debt securities held to maturity, net of allowance for credit losses of $7 at March 31, 2022 and December 31, 2021 (Fair value of $278,187 at March 31, 2022 and $312,562 at December 31, 2021)	280,520	306,396
Loans	1,002,514	1,068,126
Allowance for credit losses on loans	(22,925)	(23,514)
Loans, net of allowance for credit losses on loans	979,589	1,044,612
Premises and equipment, net	30,626	31,155
Identifiable intangibles, net	771	835
Goodwill	121,673	121,673
Other assets	239,057	185,415
Total Assets	$7,306,417	$7,461,026

Liabilities:
Noninterest-bearing deposits	$3,000,268	$3,069,080
Interest-bearing deposits	3,405,606	3,344,876
Total deposits	6,405,874	6,413,956
Short-term borrowed funds	124,442	146,246
Other liabilities	74,357	73,722
Total Liabilities	6,604,673	6,633,924

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized: 150,000 shares Issued and outstanding: 26,883 at March 31, 2022 and 26,866 at December 31, 2021	472,435	471,008
Deferred compensation	35	35
Accumulated other comprehensive (loss) income	(88,300)	49,664
Retained earnings	317,574	306,395
Total Shareholders' Equity	701,744	827,102
Total Liabilities and Shareholders' Equity	$7,306,417	$7,461,026

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the
	Three Months Ended
	March 31,
	2022	2021
	(In thousands,
	except per share data)
Interest and Fee Income:
Loans	$12,942	$14,581
Equity securities	128	110
Debt securities available for sale	28,566	24,889
Debt securities held to maturity	1,644	2,598
Interest-bearing cash	479	138
Total Interest and Fee Income	43,759	42,316
Interest Expense:
Deposits	452	459
Short-term borrowed funds	28	16
Total Interest Expense	480	475
Net Interest and Fee Income	43,279	41,841
Provision for Credit Losses	-	-
Net Interest and Fee Income After Provision For Credit Losses	43,279	41,841
Noninterest Income:
Service charges on deposit accounts	3,582	3,304
Merchant processing services	2,623	2,560
Debit card fees	2,872	1,601
Trust fees	843	801
ATM processing fees	451	601
Other service fees	449	469
Financial services commissions	117	70
Other noninterest income	639	783
Total Noninterest Income	11,576	10,189
Noninterest Expense:
Salaries and related benefits	11,920	12,665
Occupancy and equipment	4,746	4,880
Outsourced data processing services	2,437	2,390
Professional fees	736	942
Courier service	582	504
Amortization of identifiable intangibles	64	69
Other noninterest expense	4,390	3,456
Total Noninterest Expense	24,875	24,906
Income Before Income Taxes	29,980	27,124
Provision for income taxes	7,364	6,977
Net Income	$22,616	$20,147

Average Common Shares Outstanding	26,870	26,821
Average Diluted Common Shares Outstanding	26,885	26,842
Per Common Share Data:
Basic earnings	$0.84	$0.75
Diluted earnings	0.84	0.75
Dividends paid	0.42	0.41

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Net income	$22,616	$20,147
Other comprehensive loss:
Changes in net unrealized (losses) gains on debt securities available for sale	(195,871)	(64,614)
Deferred tax benefit	57,907	19,103
Changes in net unrealized (losses) gains on debt securities available for sale, net of tax	(137,964)	(45,511)
Total comprehensive loss	$(115,348)	$(25,364)

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income (Loss)	Earnings	Total
	(In thousands except per share data)

Balance, December 31, 2020	26,807	$466,006	$35	$114,412	$264,356	$844,809
Net income for the period					20,147	20,147
Other comprehensive loss				(45,511)		(45,511)
Exercise of stock options	52	2,960				2,960
Restricted stock activity	9	526				526
Stock based compensation	-	368				368
Stock awarded to employees	-	56				56
Retirement of common stock	(4)	(66)			(166)	(232)
Dividends ($0.41 per share)					(10,991)	(10,991)
Balance, March 31, 2021	26,864	$469,850	$35	$68,901	$273,346	$812,132

Balance, December 31, 2021	26,866	$471,008	$35	$49,664	$306,395	$827,102
Net income for the period					22,616	22,616
Other comprehensive loss				(137,964)		(137,964)
Exercise of stock options	11	624				624
Restricted stock activity	8	492				492
Stock based compensation	-	339				339
Stock awarded to employees	1	37				37
Retirement of common stock	(3)	(65)			(153)	(218)
Dividends ($0.42 per share)					(11,284)	(11,284)
Balance, March 31, 2022	26,883	$472,435	$35	$(88,300)	$317,574	$701,744

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months
	Ended March 31,
	2022	2021
	(In thousands)
Operating Activities:
Net income	$22,616	$20,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	5,498	4,256
Net amortization of deferred net loan fees	(627)	(1,246)
Decrease in interest income receivable	878	1,961
Increase in income taxes payable	7,662	7,450
Increase in deferred tax asset	(298)	(472)
Increase in other assets	(238)	(3,004)
Stock option compensation expense	339	368
Increase in interest expense payable	29	16
(Decrease) increase in other liabilities	(4,036)	2,796
Net Cash Provided by Operating Activities	31,823	32,272

Investing Activities:
Net repayments (disbursements) of loans	65,650	(36,544)
Purchases of debt securities available for sale	(331,191)	(385,553)
Proceeds from maturity/calls of debt securities available for sale	154,734	367,499
Proceeds from maturity/calls of debt securities held to maturity	25,454	45,447
Purchases of premises and equipment	(198)	(145)
Net Cash Used in Investing Activities	(85,551)	(9,296)

Financing Activities:
Net change in deposits	(8,082)	235,854
Net change in borrowings	(21,804)	(5,385)
Exercise of stock options	624	2,960
Retirement of common stock	(218)	(232)
Common stock dividends paid	(11,284)	(10,991)
Net Cash (Used in) Provided by Financing Activities	(40,764)	222,206
Net Change In Cash and Due from Banks	(94,492)	245,182
Cash and Due from Banks at Beginning of Period	1,132,085	621,275
Cash and Due from Banks at End of Period	$1,037,593	$866,457

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$918	$3,301
Securities purchases pending settlement	-	5,000
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	1,518	1,618
Interest paid for the period	451	459

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Note 2: Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, it is reasonably possible conditions could change materially affecting results of operations and financial conditions. Certain risks, uncertainties and other factors, including those discussed in “Risk Factors” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 may cause actual future results to differ materially from the results discussed in this report on Form 10-Q. Management continues to evaluate the impacts of the COVID-19 pandemic, inflation and the Federal Reserve’s monetary policy, climate changes and the war in Ukraine on the Company’s business. The extent of the impact on the Company’s results of operations, cash flow liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted. However, the effects could have a material impact on the Company’s results of operations and heighten many of the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects.

Application of accounting principles requires the Company to make certain estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants a writedown or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. Certain amounts in previous periods have been reclassified to conform to current presentation.

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

To the extent that debt securities in the held-to-maturity portfolio share common risk characteristics, estimated expected credit losses are calculated in a manner like that used for loans held for investment. That is, for pools of such securities with common risk characteristics, the historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities on those historical credit losses. Expected credit loss on each security in the held-to-maturity portfolio that do not share common risk characteristics with any of the pools of debt securities is individually evaluated and a reserve for credit losses is established at the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded amortized cost basis of the security. For certain classes of debt securities, the Company considers the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero. Therefore, for those securities, the Company does not record expected credit losses.

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

Recently Issued Accounting Standards

FASB ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, was issued March 2022. The ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) Loans by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Upon adoption of this ASU, an entity is required to disclose current period gross chargeoffs by year of origination for loans. The ASU should be applied prospectively, with the exception of the guidance related to the recognition and measurement of TDR loans that may be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This guidance is effective for reporting periods beginning after December 15, 2022, with early adoption permitted, for public entities that have adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The Company adopted ASU 2016-13 effective January 1, 2020. FASB ASU 2022-02 is applicable to the Company’s fiscal year beginning January 1, 2023. The Company is currently evaluating the impact of adopting this standard.

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

Note 3: Investment Securities

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $7 thousand at March 31, 2022 and December 31, 2021, follows:

	At March 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities ("MBS")	$369,329	$1,219	$(7,367)	$363,181
Securities of U.S. Government entities	111	-	(1)	110
Obligations of states and political subdivisions	89,819	379	(603)	89,595
Corporate securities	2,665,573	7,083	(125,538)	2,547,118
Collateralized Loan Obligations	1,617,118	1,270	(1,804)	1,616,584
Total debt securities available for sale	4,741,950	9,951	(135,313)	4,616,588
Debt securities held to maturity
Agency residential MBS	133,754	76	(3,227)	130,603
Obligations of states and political subdivisions	146,773	842	(31)	147,584
Total debt securities held to maturity	280,527	918	(3,258)	278,187
Total	$5,022,477	$10,869	$(138,571)	$4,894,775

	At December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential MBS	$399,997	$11,766	$(37)	$411,726
Securities of U.S. Government entities	119	-	-	119
Obligations of states and political subdivisions	90,107	3,842	(29)	93,920
Corporate securities	2,692,792	63,573	(9,630)	2,746,735
Collateralized loan obligations	1,385,331	1,743	(719)	1,386,355
Total debt securities available for sale	4,568,346	80,924	(10,415)	4,638,855
Debt securities held to maturity
Agency residential MBS	148,390	3,114	(37)	151,467
Obligations of states and political subdivisions	158,013	3,082	-	161,095
Total debt securities held to maturity	306,403	6,196	(37)	312,562
Total	$4,874,749	$87,120	$(10,452)	$4,951,417

[The remainder of this page intentionally left blank]

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At March 31, 2022
	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$373,260	$375,294	$12,582	$12,625
Over 1 to 5 years	600,734	603,365	122,239	122,862
Over 5 to 10 years	2,417,110	2,315,148	11,952	12,097
Over 10 years	981,517	959,600	-	-
Subtotal	4,372,621	4,253,407	146,773	147,584
MBS	369,329	363,181	133,754	130,603
Total	$4,741,950	$4,616,588	$280,527	$278,187

	At December 31, 2021
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$306,333	$309,257	$15,836	$15,941
Over 1 to 5 years	707,062	738,057	125,001	127,539
Over 5 to 10 years	2,320,559	2,347,242	17,176	17,615
Over 10 years	834,395	832,573	-	-
Subtotal	4,168,349	4,227,129	158,013	161,095
MBS	399,997	411,726	148,390	151,467
Total	$4,568,346	$4,638,855	$306,403	$312,562

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At March 31, 2022
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	71	$249,243	$(7,367)	2	$44	$-	73	$249,287	$(7,367)
Securities of U.S. Government entities	-	-	-	1	110	(1)	1	110	(1)
Obligations of states and political subdivisions	41	40,199	(543)	3	1,355	(60)	44	41,554	(603)
Corporate securities	118	1,705,961	(113,614)	9	97,149	(11,924)	127	1,803,110	(125,538)
Collateralized loan obligations	25	258,640	(1,334)	14	98,161	(470)	39	356,801	(1,804)
Total	255	$2,254,043	$(122,858)	29	$196,819	$(12,455)	284	$2,450,862	$(135,313)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At March 31, 2022
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	70	$122,639	$(3,165)	4	$980	$(62)	74	$123,619	$(3,227)
Obligations of states and political subdivisions	5	5,773	(31)	-	-	-	5	5,773	(31)
Total	75	$128,412	$(3,196)	4	$980	$(62)	79	$129,392	$(3,258)

Based upon the most recent evaluation, the unrealized losses on the Company’s debt securities available for sale were most likely caused by market conditions for these types of investments, particularly changes in risk-free interest rates and/or market bid-ask spreads. The Company does not intend to sell any debt securities available for sale with an unrealized loss and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. At March 31, 2022, all corporate securities and collateralized loan obligations are investment grade rated by a major rating agency. Therefore, the Company does not consider these debt securities to have credit related losses as of March 31, 2022.

The fair values of debt securities available for sale could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuers’ financial condition deteriorates, or the liquidity for debt securities declines. As a result, significant credit losses on debt securities available for sale may occur in the future.

As of March 31, 2022 and December 31, 2021, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $1,002,363 thousand and $1,021,566 thousand, respectively.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At December 31, 2021
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	7	$8,900	$(37)	2	$47	$-	9	$8,947	$(37)
Securities of U.S. Government entities	-	-	-	1	119	-	1	119	-
Obligations of states and political subdivisions	6	2,859	(27)	2	669	(2)	8	3,528	(29)
Corporate securities	56	691,555	(9,630)	-	-	-	56	691,555	(9,630)
Collateralized loan obligations	19	208,199	(521)	8	51,523	(198)	27	259,722	(719)
Total	88	$911,513	$(10,215)	13	$52,358	$(200)	101	$963,871	$(10,415)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

Debt Securities Held to Maturity
At December 31, 2021
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
($ in thousands)
Agency residential MBS	1	$542	$(19)	3	$530	$(18)	4	$1,072	$(37)

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

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

	For the Three Months Ended March 31,
	2022	2021
	(In thousands)
Allowance for credit losses:
Beginning balance	$7	$9
Provision	-	-
Chargeoffs	-	-
Recoveries	-	-
Total ending balance	$7	$9

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

The following table summarizes the amortized cost of debt securities held to maturity at March 31, 2022, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At March 31, 2022
	AAA/AA/A	B-	Not Rated	Total
	(In thousands)
Agency residential MBS	$116	$529	$133,109	$133,754
Obligations of states and political subdivisions	145,645	-	1,128	146,773
Total	$145,761	$529	$134,237	$280,527

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of March 31, 2022.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months
	Ended March 31,
	2022	2021
	(In thousands)

Taxable	$28,733	$25,198
Tax-exempt from regular federal income tax	1,605	2,399
Total interest income from investment securities	$30,338	$27,597

[The remainder of this page intentionally left blank]

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At March 31,	At December 31,
	2022	2021
	(In thousands)
Commercial:
Paycheck Protection Program ("PPP") loans	$27,208	$45,888
Other	169,895	187,202
Total Commercial	197,103	233,090
Commercial Real Estate	507,645	535,261
Construction	-	48
Residential Real Estate	16,462	18,133
Consumer Installment & Other	281,304	281,594
Total	$1,002,514	$1,068,126

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

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2022
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,966	$6,529	$2	$45	$9,972	$23,514
(Reversal) provision	(875)	(69)	(2)	3	943	-
Chargeoffs	-	-	-	-	(1,212)	(1,212)
Recoveries	224	15	-	-	384	623
Total allowance for credit losses	$6,315	$6,475	$-	$48	$10,087	$22,925

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2021
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$9,205	$5,660	$6	$47	$8,936	$23,854
Provision (reversal)	336	(167)	-	(4)	(165)	-
Chargeoffs	-	-	-	-	(929)	(929)
Recoveries	13	12	-	-	533	558
Total allowance for credit losses	$9,554	$5,505	$6	$43	$8,375	$23,483

The Company’s customers are primarily small businesses, professionals and consumers. Given the scale of these borrowers, corporate credit rating agencies do not evaluate the borrowers’ financial condition. The Bank maintains a Loan Review Department which reports directly to the Audit Committee of the Board of Directors. The Loan Review Department performs independent evaluations of loans and validates management assigned credit risk grades on evaluated loans using grading standards employed by bank regulatory agencies. Loans judged to carry lower-risk attributes are assigned a “pass” grade, with a minimal likelihood of loss. Loans judged to carry higher-risk attributes are referred to as “classified loans,” and are further disaggregated, with increasing expectations for loss recognition, as “substandard,” “doubtful,” and “loss.” The Loan Review Department performs continuous evaluations throughout the year. If the Bank becomes aware of deterioration in a borrower’s performance or financial condition between Loan Review Department examinations, assigned risk grades are re-evaluated promptly. Credit risk grades assigned by management and validated by the Loan Review Department are subject to review by the Bank’s regulatory authorities during regulatory examinations.

[The remainder of this page intentionally left blank]

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At March 31, 2022
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$196,769	$495,026	$15,222	$278,668	$985,685
Substandard	314	12,619	1,240	976	15,149
Doubtful	20	-	-	1,048	1,068
Loss	-	-	-	612	612
Total	$197,103	$507,645	$16,462	$281,304	$1,002,514

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2021
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$232,710	$521,300	$48	$16,874	$278,922	$1,049,854
Substandard	380	13,961	-	1,259	1,207	16,807
Doubtful	-	-	-	-	931	931
Loss	-	-	-	-	534	534
Total	$233,090	$535,261	$48	$18,133	$281,594	$1,068,126

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At March 31, 2022
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$196,991	$91	$20	$1	$-	$197,103
Commercial real estate	505,742	1,615	-	-	288	507,645
Residential real estate	16,316	13	-	-	133	16,462
Consumer installment and other	276,012	3,818	981	430	63	281,304
Total	$995,061	$5,537	$1,001	$431	$484	$1,002,514

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2021
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$232,444	$383	$263	$-	$-	$233,090
Commercial real estate	534,748	223	-	-	290	535,261
Construction	48	-	-	-	-	48
Residential real estate	17,855	141	-	-	137	18,133
Consumer installment and other	276,793	3,184	1,013	339	265	281,594
Total	$1,061,888	$3,931	$1,276	$339	$692	$1,068,126

There was no allowance for credit losses allocated to loans on nonaccrual status as of March 31, 2022 or December 31, 2021. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2022 or December 31, 2021.

The following tables provide information on troubled debt restructurings (TDRs):

	Troubled Debt Restructurings
	At March 31, 2022
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	2	$2,785	$1,782	$-
Residential real estate	1	241	170	-
Total	3	$3,026	$1,952	$-

	Troubled Debt Restructurings
	At December 31, 2021
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	2	$2,785	$1,793	$-
Residential real estate	1	241	172	-
Total	3	$3,026	$1,965	$-

During the three months ended March 31, 2022, the Company did not modify any loans that were considered troubled debt restructurings. During the three months ended March 31, 2021, the Company did not modify any loans that were considered troubled debt restructurings for accounting purposes. Section 4013 of the CARES Act allowed certain loan modifications for borrowers impacted by the COVID-19 pandemic to be excluded from TDR accounting. This relief ended on January 1, 2022. During the three months ended March 31, 2021, the Company modified loans under Section 4013 of the CARES Act, granting 90 day deferrals of principal and interest payments. As of March 31, 2021, loans deferred under the CARES Act that are not considered TDRs included one commercial real estate loan with deferred payments totaling $2.3 million for a borrower in the hospitality industry, and consumer loans totaling $1.8 million. No such loans were deferred as of March 31, 2022. There were no chargeoffs related to troubled debt restructurings made during the three months ended March 31, 2022 and March 31, 2021. During the three months ended March 31, 2022 and March 31, 2021, no troubled debt restructured loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are 90 days or more past due.

No loans on nonaccrual status were included in TDRs of $1,952 thousand at March 31, 2022 and $1,965 thousand at December 31, 2021.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans that were considered collateral dependent at March 31, 2022 included the following: five commercial real estate loans totaling $8.3 million secured by real property, $429 thousand of indirect consumer installment loans secured by personal property, and two residential real estate loans totaling $233 thousand secured by real property. There were no other collateral dependent loans at March 31, 2022. Loans that were considered collateral dependent at December 31, 2021 included the following: five commercial real estate loans totaling $8.4 million secured by real property, $394 thousand of indirect consumer installment loans secured by personal property, one commercial loan with a balance of $57 thousand secured by business assets, and three residential real estate loans totaling $420 thousand secured by real property. There were no other collateral dependent loans at December 31, 2021.

[The remainder of this page intentionally left blank]

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At March 31, 2022
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$37,077	$8,312	$15,699	$23,241	$84,028	$2,947	$171,304	$25,465	$196,769
Substandard	29	-	-	-	-	-	29	285	314
Doubtful	-	20	-	-	-	-	20	-	20
Loss	-	-	-	-	-	-	-	-	-
Total	$37,106	$8,332	$15,699	$23,241	$84,028	$2,947	$171,353	$25,750	$197,103

	At December 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$34,784	$3,999	$8,690	$16,919	$30,694	$98,799	$193,885	$38,825	$232,710
Substandard	32	-	-	-	-	57	89	291	380
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$34,816	$3,999	$8,690	$16,919	$30,694	$98,856	$193,974	$39,116	$233,090

	At March 31, 2022
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$171,334	$62,797	$77,546	$82,869	$75,998	$24,482	$495,026	$-	$495,026
Substandard	10,836	-	840	819	124	-	12,619	-	12,619
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$182,170	$62,797	$78,386	$83,688	$76,122	$24,482	$507,645	$-	$507,645

	At December 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$116,181	$87,921	$78,200	$78,647	$83,642	$76,709	$521,300	$-	$521,300
Substandard	10,993	-	-	2,016	823	129	13,961	-	13,961
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$127,174	$87,921	$78,200	$80,663	$84,465	$76,838	$535,261	$-	$535,261

	At March 31, 2022
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Residential Real Estate loans by grade
Pass	$15,222	$-	$-	$-	$-	$-	$15,222	$-	$15,222
Substandard	1,240	-	-	-	-	-	1,240	-	1,240
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$16,462	$-	$-	$-	$-	$-	$16,462	$-	$16,462

	At December 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Residential Real Estate loans by grade
Pass	$16,874	$-	$-	$-	$-	$-	$16,874	$-	$16,874
Substandard	1,259	-	-	-	-	-	1,259	-	1,259
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$18,133	$-	$-	$-	$-	$-	$18,133	$-	$18,133

	At December 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade
Pass	$-	$-	$-	$-	$-	$-	$-	$48	$48
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$48	$48

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At March 31, 2022
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$13,920	$22,391	$33,056	$51,824	$103,815	$29,207	$254,213	$21,799	$276,012
30-59 days past due	231	315	333	930	1,584	334	3,727	91	3,818
60-89 days past due	34	99	88	119	639	-	979	2	981
Past due 90 days or more	11	12	217	1	188	-	429	1	430
Nonaccrual	-	-	-	-	-	-	-	63	63
Total	$14,196	$22,817	$33,694	$52,874	$106,226	$29,541	$259,348	$21,956	$281,304

	At December 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$7,884	$10,162	$25,932	$37,999	$58,178	$113,899	$254,054	$22,739	$276,793
30-59 days past due	197	139	634	504	662	1,034	3,170	14	3,184
60-89 days past due	5	20	156	150	186	408	925	88	1,013
Past due 90 days or more	1	17	81	62	109	40	310	29	339
Nonaccrual	-	-	-	-	-	-	-	265	265
Total	$8,087	$10,338	$26,803	$38,715	$59,135	$115,381	$258,459	$23,135	$281,594

There were no loans held for sale at March 31, 2022 and December 31, 2021.

The Company held no other real estate owned (OREO) at March 31, 2022 and December 31, 2021. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $62 thousand at March 31, 2022 and $247 thousand at December 31, 2021.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank. At March 31, 2022, the Bank did not have credit extended to any one entity exceeding these limits. At March 31, 2022, the Bank had 32 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $33,776 thousand and $34,226 thousand at March 31, 2022 and December 31, 2021, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At March 31, 2022, the Bank held corporate bonds in 109 issuing entities that exceeded $5 million for each issuer.

[The remainder of this page intentionally left blank]

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At March 31,	At December 31,
	2022	2021
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	63,812	63,107
Net deferred tax asset	55,703	-
Right-of-use asset	17,456	17,980
Limited partnership investments	38,714	37,145
Interest receivable	34,643	35,521
Prepaid assets	4,289	4,757
Other assets	10,213	12,678
Total other assets	$239,057	$185,415

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

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. On January 28, 2022, Visa Inc. disclosed a revised conversion rate applicable to its class B common stock in its Form 10-Q for the quarterly period ended December 31, 2021. The conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, was reduced from 1.6228 to 1.6181 per share, effective as of December 29, 2021. Visa Inc. class A common stock had a closing price of $221.77 per share on March 31, 2022, the last day of stock market trading for the first quarter 2022. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At March 31, 2022, these investments totaled $38,714 thousand and $28,641 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2021, these investments totaled $37,145 thousand and $26,485 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At March 31, 2022, the $28,641 thousand of outstanding equity capital commitments are expected to be paid as follows:$6,143 thousand in the remainder of 2022, $12,200 thousand in 2023, $9,169 thousand in 2024, $244 thousand in 2025, $128 thousand in 2026, $207 thousand in 2027, and $550 thousand in 2028 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended
	March 31,
	2022	2021
	(In thousands)
Investment loss included in pre-tax income	$1,431	$600
Tax credits recognized in provision for income taxes	804	200

[The remainder of this page intentionally left blank]

Other liabilities consisted of the following:

	At March 31,	At December 31,
	2022	2021
	(In thousands)
Net deferred tax liability	$-	$2,501
Operating lease liability	17,456	17,980
Other liabilities	56,901	53,241
Total other liabilities	$74,357	$73,722

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of March 31, 2022.

As of March 31, 2022, the Company’s lease liability and right-of-use asset were $17,456 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 4.1 years and 1.64%, respectively, at March 31, 2022. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of March 31, 2022.

Total lease costs were $1,633 thousand and $1,654 thousand in the three months ended March 31, 2022 and March 31, 2021, respectively, and were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the three months ended March 31, 2022 and March 31, 2021.

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At March 31,
2022
(In thousands)
The remainder of 2022	$4,362
2023	5,170
2024	3,584
2025	2,396
2026	986
Thereafter	1,478
Total minimum lease payments	17,976
Less: discount	(520)
Present value of lease liability	$17,456

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three months ended March 31, 2022 and year ended December 31, 2021. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three months ended March 31, 2022 and year ended December 31, 2021 no such adjustments were recorded.

The carrying values of goodwill were:

	At March 31, 2022	At December 31, 2021
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At March 31, 2022		At December 31, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(56,037)	$56,808	$(55,973)

As of March 31, 2022, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the three months ended March 31, 2022 (actual)	$64
The remainder of 2022	188
2023	236
2024	222
2025	125

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At March 31,	At December 31,
	2022	2021
	(In thousands)
Noninterest-bearing	$3,000,268	$3,069,080
Interest-bearing:
Transaction	1,279,165	1,260,869
Savings	1,984,719	1,940,395
Time deposits less than $100 thousand	71,350	72,527
Time deposits $100 thousand through $250 thousand	46,276	47,666
Time deposits more than $250 thousand	24,096	23,419
Total deposits	$6,405,874	$6,413,956

Demand deposit overdrafts of $784 thousand and $611 thousand were included as loan balances at March 31, 2022 and December 31, 2021, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $41 thousand in the three months ended March 31, 2022 and $78 thousand in the three months ended March 31, 2021.

[The remainder of this page intentionally left blank]

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At March 31,	At December 31,
	2022	2021
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$37,446	$42,295
Corporate securities	234,922	254,005
Total collateral carrying value	$272,368	$296,300
Total short-term borrowed funds	$124,442	$146,246

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At March 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$363,181	$-	$363,181	$-
Securities of U.S. Government entities	110	-	110	-
Obligations of states and political subdivisions	89,595	-	89,595	-
Corporate securities	2,547,118	-	2,547,118	-
Collateralized loan obligations	1,616,584	-	1,616,584	-
Total debt securities available for sale	$4,616,588	$-	$4,616,588	$-

(1)	There were no transfers in to or out of level 3 during the three months ended March 31, 2022.

	At December 31, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$411,726	$-	$411,726	$-
Securities of U.S. Government entities	119	-	119	-
Obligations of states and political subdivisions	93,920	-	93,920	-
Corporate securities	2,746,735	-	2,746,735	-
Collateralized loan obligations	1,386,355	-	1,386,355	-
Total debt securities available for sale	$4,638,855	$-	$4,638,855	$-

(1)	There were no transfers in to or out of level 3 during the year ended December 31, 2021.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at March 31, 2022 and December 31, 2021, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

[The remainder of this page intentionally left blank]

					For the Three
					Months Ended
	At March 31, 2022				March 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$225	$-	$-	$225	$-
Residential real estate	170	-	-	170	-
Total assets measured at fair value on a nonrecurring basis	$395	$-	$-	$395	$-

					For the
					Year Ended
	At December 31, 2021				December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$225	$-	$-	$225	$-
Residential real estate	172	-	-	172	-
Total assets measured at fair value on a nonrecurring basis	$397	$-	$-	$397	$-

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

	At March 31, 2022
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$1,037,593	$1,037,593	$1,037,593	$-	$-
Debt securities held to maturity	280,520	278,187	-	278,187	-
Loans	979,589	969,272	-	-	969,272

Financial Liabilities:
Deposits	$6,405,874	$6,404,747	$-	$6,264,152	$140,595
Short-term borrowed funds	124,442	124,442	-	124,442	-

[The remainder of this page intentionally left blank]

	At December 31, 2021
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$1,132,085	$1,132,085	$1,132,085	$-	$-
Debt securities held to maturity	306,396	312,562	-	312,562	-
Loans	1,044,612	1,059,072	-	-	1,059,072

Financial Liabilities:
Deposits	$6,413,956	$6,413,244	$-	$6,270,344	$142,900
Short-term borrowed funds	146,246	146,246	-	146,246	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not cancellable unconditionally by the Company aggregated $33,776 thousand at March 31, 2022. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $242,550 thousand at March 31, 2022 and $233,850 thousand at December 31, 2021. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $3,583 thousand at March 31, 2022 and $3,693 thousand at December 31, 2021. Commitments for commercial and similar letters of credit totaled $95 thousand at March 31, 2022 and December 31, 2021. The Company had $580 thousand in outstanding full recourse guarantees to a third party credit card company at March 31, 2022 and December 31, 2021. At March 31, 2022, the Company had a reserve for unfunded commitments of $201 thousand for the above-mentioned loan commitments of $33,776 thousand that are not cancellable unconditionally by the Company. The Company’s reserve for unfunded commitments was $201 thousand at December 31, 2021. The reserve for unfunded commitments is included in other liabilities.

The Company determined that it will be obligated to provide refunds of revenue recognized in years prior to 2018 to some customers. The Company initially estimated the probable amount of these obligations to be $5,542 thousand and accrued a liability for such amount in 2017; based on additional information received in the second quarter 2019, the Company increased such liability to $5,843 thousand by recognizing an expense of $301 thousand. The Company paid $452 thousand during the year ended December 31, 2021 to customers eligible for refunds. The remaining accrued obligations at March 31, 2022 totaled $982 thousand, included in other liabilities.

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

	For the Three Months Ended
	March 31,
	2022	2021
	(In thousands, except per share data)
Net income (numerator)	$22,616	$20,147
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,870	26,821
Basic earnings per common share	$0.84	$0.75
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,870	26,821
Add common stock equivalents for options	15	21
Weighted average number of common shares outstanding - diluted (denominator)	26,885	26,842
Diluted earnings per common share	$0.84	$0.75

For the three months ended March 31, 2022 and 2021, options to purchase 802 thousand and 598 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months Ended
	March 31,		December 31,
	2022	2021	2021
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)(1)	$43,807	$42,583	$43,117
Provision for Credit Losses	-	-	-
Noninterest Income	11,576	10,189	10,842
Noninterest Expense	24,875	24,906	23,912
Income Before Income Taxes (FTE)(1)	30,508	27,866	30,047
Provision for Income Taxes (FTE)(1)	7,892	7,719	8,327
Net Income	$22,616	$20,147	$21,720

Average Common Shares Outstanding	26,870	26,821	26,866
Average Diluted Common Shares Outstanding	26,885	26,842	26,875
Common Shares Outstanding at Period End	26,883	26,864	26,866

Per Common Share:
Basic Earnings	$0.84	$0.75	$0.81
Diluted Earnings	0.84	0.75	0.81
Book Value Per Common Share	26.10	30.23	30.79

Financial Ratios:
Return On Assets	1.24%	1.23%	1.17%
Return On Common Equity	11.82%	11.11%	11.24%
Net Interest Margin (FTE)(1)	2.51%	2.74%	2.49%
Net Loan Chargeoffs to Average Loans	0.23%	0.12%	0.13%
Efficiency Ratio(2)	44.9%	47.2%	44.3%

Average Balances:
Assets	$7,406,321	$6,650,164	$7,334,977
Loans	1,029,724	1,251,540	1,097,698
Investments	4,947,846	4,440,621	4,866,476
Deposits	6,393,458	5,748,070	6,349,137
Shareholders' Equity	776,225	735,496	766,358

Period End Balances:
Assets	$7,306,417	$6,912,481	$7,461,026
Loans	1,002,514	1,293,756	1,068,126
Investments	4,897,115	4,459,838	4,945,258
Deposits	6,405,874	5,923,833	6,413,956
Shareholders' Equity	701,744	812,132	827,102

Capital Ratios at Period End:
Total Risk Based Capital	15.60%	16.88%	15.47%
Tangible Equity to Tangible Assets	8.06%	10.15%	9.60%

Dividends Paid Per Common Share	$0.42	$0.41	$0.42
Common Dividend Payout Ratio	50%	55%	52%

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

Financial Overview

Westamerica Bancorporation and subsidiaries’ (collectively, the “Company”) reported net income of $22.6 million or $0.84 diluted earnings per common share (“EPS”), including a $1.2 million reconciling payment from a payments network. First quarter 2022 results compare with net income of $20.1 million or $0.75 EPS for the first quarter 2021 and $21.7 million or $0.81 EPS for the fourth quarter 2021.

The Company’s primary and wholly-owned subsidiary, Westamerica Bank (the “Bank”), supported its customers during the COVID-19 pandemic. The Bank originated loans under the Paycheck Protection Program (“PPP”). PPP loans meaningfully increased related loan interest and fee income.

In response to the pandemic, the Federal Reserve has engaged significant levels of monetary policy to provide liquidity and credit facilities to the financial markets. The Federal Open Market Committee (“FOMC”) kept interest rates near zero since March 2020. On March 17, 2022, the FOMC increased the target range by 0.25% for the federal funds rate to 0.50 percent, the first interest rate increase since 2018. The FOMC projected additional interest rate increases over the course of 2022 as inflation has reached a 40-year high. The FOMC increased the interest rate paid on excess reserve balances to 0.40 percent effective March 17, 2022. The Bank maintains deposit balances at the Federal Reserve Bank; the amount that earns interest is identified in the Company’s financial statements as “interest-bearing cash”.

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

The Company’s significant accounting policies (see Note 1, “Summary of Significant Accounting Policies,” to Financial Statements in the Company’s 2021 Form 10-K and Note 2 “Summary of Significant Accounting Policies” in this Form 10-Q) are fundamental to understanding the Company’s results of operations and financial condition. Certain risks, uncertainties and other factors, including those discussed in “Risk Factors” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 may cause actual future results to differ materially from the results discussed in this report on Form 10-Q. Management continues to evaluate the impacts of the COVID-19 pandemic, inflation, the Federal Reserve’s monetary policy, climate changes, the war in Ukraine on the Company’s business and its customers. The extent of the impact on the Company’s results of operations, cash flow liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted.

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2022	2021	2021
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$43,807	$42,583	$43,117
Provision for credit losses	-	-	-
Noninterest income	11,576	10,189	10,842
Noninterest expense	24,875	24,906	23,912
Income before taxes (FTE)	30,508	27,866	30,047
Income tax provision (FTE)	7,892	7,719	8,327
Net income	$22,616	$20,147	$21,720

Average diluted common shares	26,885	26,842	26,875
Diluted earnings per common share	$0.84	$0.75	$0.81

Average total assets	$7,406,321	$6,650,164	$7,334,977
Net income to average total assets (annualized)	1.24%	1.23%	1.17%
Net income to average common shareholders' equity (annualized)	11.82%	11.11%	11.24%

Net income for the first quarter 2022 increased $2.5 million compared with the first quarter 2021. Net interest and loan fee income (FTE) increased $1.2 million in the first quarter 2022 compared with the first quarter 2021 due to higher average balances of investment securities and interest-bearing cash and higher yield on loans, partially offset by lower average balances of loans and lower yield on investment securities. The provision for credit losses was zero for the first quarter 2022 and the first quarter 2021, reflecting Management's estimate of reserves needed over the remaining life of its loans and investment securities. First quarter 2022 noninterest income increased $1.4 million compared with first quarter 2021 primarily due to a $1.2 million reconciling payment from a payments network. First quarter 2022 noninterest expense did not materially change compared with the first quarter 2021. The tax rate (FTE) was 25.9% for the first quarter 2022 and 27.7% for the first quarter 2021. The lower first quarter 2022 tax rate was primarily attributable to higher estimated tax credits from limited partnership investments in low-income housing.

Net income for the first quarter 2022 increased $896 thousand compared with the fourth quarter 2021. Net interest and loan fee income (FTE) increased $690 thousand in the first quarter 2022 compared with the fourth quarter 2021 due to higher average balances of investment securities and interest-bearing cash and higher yield on interest earning assets, partially offset by lower average balances of loans. The provision for credit losses was zero for the first quarter 2022 and the fourth quarter 2021, reflecting Management's estimate of reserves needed over the remaining life of its loans and investment securities. First quarter 2022 noninterest income increased $734 thousand compared with fourth quarter 2021 primarily due to a $1.2 million reconciling payment from a payments network. First quarter 2022 noninterest expense increased $963 thousand compared with the fourth quarter 2021 due to the seasonal increase in payroll taxes and salary adjustments to comply with California minimum wage laws. The tax rate (FTE) was 25.9% for the first quarter 2022 and 27.7% for the fourth quarter 2021. The lower first quarter 2022 tax rate was primarily attributable to higher estimated tax credits from limited partnership investments in low-income housing.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2022	2021	2021
	(In thousands)
Interest and loan fee income	$43,759	$42,316	$43,041
Interest expense	480	475	504
FTE adjustment	528	742	580
Net interest and loan fee income (FTE)	$43,807	$42,583	$43,117

Average earning assets	$6,998,234	$6,244,622	$6,919,528
Net interest margin (FTE) (annualized)	2.51%	2.74%	2.49%

Net interest and loan fee income (FTE) increased $1.2 million in the first quarter 2022 compared with the first quarter 2021 due to higher average balances of investment securities (up $507 million) and interest-bearing cash (up $468 million) and higher yield on loans (up 0.38%), partially offset by lower average balances of loans (down $222 million) and lower yield on investment securities (down 0.05%).

Net interest and loan fee income (FTE) increased $690 thousand in the first quarter 2022 compared with the fourth quarter 2021 due to higher average balances of investment securities (up $81 million) and interest-bearing cash (up $65 million) and higher yield on interest earning assets (up 0.02%), partially offset by lower average balances of loans (down $68 million).

The annualized net interest margin (FTE) was 2.51% in the first quarter 2022 compared with 2.74% in the first quarter 2021 and 2.49% in the fourth quarter 2021.

The Company’s funding costs were 0.03% in the first quarter 2022 and the first and fourth quarters of 2021. Average balances of checking and saving deposits accounted for 97.8% of average total deposits in the first quarter 2022, 97.3% in the first quarter 2021 and 97.7% in the fourth quarter 2021.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months Ended
	March 31,		December 31,
	2022	2021	2021

Yield on earning assets (FTE)	2.54%	2.77%	2.52%
Rate paid on interest-bearing liabilities	0.05%	0.06%	0.06%
Net interest spread (FTE)	2.49%	2.71%	2.46%
Impact of noninterest-bearing funds	0.02%	0.03%	0.03%
Net interest margin (FTE)	2.51%	2.74%	2.49%

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2022
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,710,561	$28,733	2.44%
Tax-exempt (1)	237,285	2,037	3.43%
Total investments (1)	4,947,846	30,770	2.49%
Loans:
Taxable
Paycheck Protection Program ("PPP") loans	35,871	849	9.60%
Other taxable	946,660	11,733	5.03%
Total taxable	982,531	12,582	5.19%
Tax-exempt (1)	47,193	456	3.92%
Total loans (1)	1,029,724	13,038	5.14%
Total interest-bearing cash	1,020,664	479	0.19%
Total Interest-earning assets (1)	6,998,234	44,287	2.54%
Other assets	408,087
Total assets	$7,406,321

Liabilities and shareholders' equity
Noninterest-bearing demand	$3,005,065	$-	-%
Savings and interest-bearing transaction	3,245,192	371	0.05%
Time less than $100,000	79,029	40	0.21%
Time $100,000 or more	64,172	41	0.26%
Total interest-bearing deposits	3,388,393	452	0.05%
Short-term borrowed funds	157,753	28	0.07%
Total interest-bearing liabilities	3,546,146	480	0.05%
Other liabilities	78,885
Shareholders' equity	776,225
Total liabilities and shareholders' equity	$7,406,321
Net interest spread (1) (2)			2.49%
Net interest and fee income and interest margin (1) (3)		$43,807	2.51%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended December 31, 2021
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,603,761	$27,765	2.41%
Tax-exempt (1)	262,715	2,267	3.45%
Total investments (1)	4,866,476	30,032	2.47%
Loans:
Taxable
PPP loans	68,870	1,208	6.96%
Other taxable	980,198	11,543	4.67%
Total taxable	1,049,068	12,751	4.82%
Tax-exempt (1)	48,630	472	3.85%
Total loans (1)	1,097,698	13,223	4.78%
Total interest-bearing cash	955,354	366	0.15%
Total Interest-earning assets (1)	6,919,528	43,621	2.52%
Other assets	415,449
Total assets	$7,334,977

Liabilities and shareholders' equity
Noninterest-bearing demand	$3,022,787	$-	-%
Savings and interest-bearing transaction	3,179,605	377	0.05%
Time less than $100,000	80,825	41	0.20%
Time $100,000 or more	65,920	61	0.37%
Total interest-bearing deposits	3,326,350	479	0.06%
Short-term borrowed funds	141,761	25	0.07%
Total interest-bearing liabilities	3,468,111	504	0.06%
Other liabilities	77,721
Shareholders' equity	766,358
Total liabilities and shareholders' equity	$7,334,977
Net interest spread (1) (2)			2.46%
Net interest and fee income and interest margin (1) (3)		$43,117	2.49%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2022
	Compared with
	For the Three Months Ended March 31, 2021
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$3,898	$(363)	$3,535
Tax-exempt (1)	(1,042)	41	(1,001)
Total investments (1)	2,856	(322)	2,534
Loans:
Taxable:
PPP loans	(3,624)	2,620	(1,004)
Other	(795)	189	(606)
Total taxable	(4,419)	2,809	(1,610)
Tax-exempt (1)	(33)	(3)	(36)
Total loans (1)	(4,452)	2,806	(1,646)
Total interest-bearing cash	117	224	341
Total (decrease) increase in interest and loan fee income (1)	(1,479)	2,708	1,229
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	43	(11)	32
Time less than $100,000	(3)	1	(2)
Time $100,000 or more	(8)	(29)	(37)
Total interest-bearing deposits	32	(39)	(7)
Short-term borrowed funds	10	2	12
Total increase (decrease) in interest expense	42	(37)	5
(Decrease) increase in net interest and loan fee income (1)	$(1,521)	$2,745	$1,224

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2022
	Compared with
	For the Three Months Ended December 31, 2021
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$644	$324	$968
Tax-exempt (1)	(219)	(11)	(230)
Total investments (1)	425	313	738
Loans:
Taxable:
PPP loans	(806)	447	(359)
Other	(476)	666	190
Total taxable	(1,282)	1,113	(169)
Tax-exempt (1)	(21)	5	(16)
Total loans (1)	(1,303)	1,118	(185)
Total interest-bearing cash	25	88	113
Total (decrease) increase in interest and loan fee income (1)	(853)	1,519	666
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	3	(9)	(6)
Time less than $100,000	(1)	-	(1)
Time $100,000 or more	(2)	(18)	(20)
Total interest-bearing deposits	-	(27)	(27)
Short-term borrowed funds	2	1	3
Total increase (decrease) in interest expense	2	(26)	(24)
(Decrease) increase in net interest and loan fee income (1)	$(855)	$1,545	$690

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

Provision for Credit Losses

The Company manages credit risk by enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for credit losses reflects Management's assessment of credit risk in the loan portfolio and debt securities held to maturity during each of the periods presented.

The Company provided no provision for credit losses in the first quarter 2022 and the first quarter 2021, based on Management’s estimate of reserves needed over the remaining life of its loans and investments. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2022	2021	2021
	(In thousands)

Service charges on deposit accounts	$3,582	$3,304	$3,580
Merchant processing services	2,623	2,560	3,000
Debit card fees	2,872	1,601	1,727
Trust fees	843	801	844
ATM processing fees	451	601	488
Other service fees	449	469	449
Financial services commissions	117	70	96
Other noninterest income	639	783	658
Total	$11,576	$10,189	$10,842

First quarter 2022 noninterest income increased $1.4 million compared with first quarter 2021 primarily due to a $1.2 million reconciling payment from a payments network in the first quarter 2022. Service charges on deposit accounts increased $278 thousand due to increased fee income on overdrawn accounts and fee income on analyzed deposit accounts.

First quarter 2022 noninterest income increased $734 thousand compared with fourth quarter 2021 primarily due to a $1.2 million reconciling payment from a payments network in the first quarter 2022.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2022	2021	2021
	(In thousands)

Salaries and related benefits	$11,920	$12,665	$11,436
Occupancy and equipment	4,746	4,880	4,692
Outsourced data processing services	2,437	2,390	2,357
Professional fees	736	942	757
Courier service	582	504	572
Amortization of identifiable intangibles	64	69	65
Other noninterest expense	4,390	3,456	4,033
Total	$24,875	$24,906	$23,912

Noninterest expense decreased $31 thousand in the first quarter 2022 compared with the first quarter 2021. Salaries and related benefits decreased $745 thousand due to attrition. Other noninterest expense increased $934 thousand due to higher estimated operating losses on limited partnership investments in low-income housing.

Noninterest expense increased $963 thousand in the first quarter 2022 compared with the fourth quarter 2021. Salaries and related benefits increased $484 thousand due to the seasonal increase in payroll taxes, wage and salary adjustments to comply with California minimum wage laws. Other noninterest expense increased $357 thousand due to higher estimated operating losses on limited partnership investments in low-income housing.

[The remainder of this page intentionally left blank]

Provision for Income Tax

The Company’s income tax provision (FTE) was $7.9 million for the first quarter 2022 compared with $7.7 million for the first quarter 2021 and $8.3 million for the fourth quarter 2021, representing effective tax rates (FTE) of 25.9%, 27.7% and 27.7%, respectively. The lower first quarter 2022 tax rate was primarily attributable to higher estimated tax credits from limited partnership investments in low-income housing.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by state and political subdivisions and corporations, collateralized loan obligations, agency and non-agency issued mortgage backed securities, and other securities.

Management manages the investment securities portfolio in response to changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $4.9 billion at March 31, 2022 and December 31, 2021. The following table lists debt securities in the Company’s portfolio by type as of the indicated dates. Debt securities held to maturity are listed at amortized cost before related reserve for expected credit losses of $7 thousand. Debt securities available for sale are listed at fair value.

	At March 31, 2022		At December 31, 2021
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Agency mortgage-backed securities	$496,935	10%	$559,358	11%
Obligations of states and political subdivisions	236,368	5%	251,933	5%
Corporate securities	2,547,118	52%	2,746,735	56%
Collateralized loan obligations	1,616,584	33%	1,386,355	28%
Other	110	-%	877	-%
Total	$4,897,115	100%	$4,945,258	100%

Debt securities available for sale	$4,616,588		$4,638,855
Debt securities held to maturity	280,527		306,403
Total	$4,897,115		$4,945,258

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

At March 31, 2022, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance. There were no significant differences in the Company’s internal analyses compared with the ratings assigned by the third party credit rating agencies with respect to the reported periods.

The Company had no marketable equity securities at March 31, 2022 and December 31, 2021.

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by credit rating:

	At March 31, 2022		At December 31, 2021
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
AAA	$21,074	1%	$21,400	1%
AA+	20,114	1%	20,479	1%
AA	19,472	1%	19,781	1%
AA-	101,651	4%	105,373	4%
A+	112,424	5%	128,325	5%
A	490,549	19%	539,062	19%
A-	593,749	23%	628,089	23%
BBB+	765,321	29%	797,860	29%
BBB	422,764	17%	474,648	17%
BBB-	-	-%	11,718	-%
Total Corporate securities	$2,547,118	100%	$2,746,735	100%

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At March 31, 2022		At December 31, 2021
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,330,497	52%	$1,421,317	52%
Consumer, Non-cyclical	264,366	11%	271,069	10%
Industrial	205,897	8%	217,065	8%
Utilities	161,904	6%	208,522	7%
Communications	152,703	6%	161,537	6%
Technology	121,979	5%	127,853	5%
Consumer, Cyclical	109,387	4%	125,686	4%
Basic Materials	107,367	4%	114,964	4%
Energy	93,018	4%	98,722	4%
Total Corporate securities	$2,547,118	100%	$2,746,735	100%

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the bonds are denominated in United States dollars:

	At March 31, 2022
	Market value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,784,820	70%
United Kingdom	216,905	9%
Japan	182,562	7%
Switzerland	97,906	4%
France	96,218	4%
Netherlands	52,852	2%
Canada	33,922	1%
Germany	33,742	1%
Australia	26,006	1%
Belgium	22,185	1%
Total Corporate securities	$2,547,118	100%

The Company’s $1.6 billion (fair value) in collateralized loan obligations at March 31, 2022, consist of investments in 170 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At March 31, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$550,394	$550,397
AA	1,066,724	1,066,187
Total	$1,617,118	$1,616,584

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At March 31, 2022, the Company’s investment securities portfolios included securities issued by 187 state and local government municipalities and agencies located within 33 states. The largest exposure to any one municipality or agency was $7.2 million (fair value) represented by five general obligation bonds.

	At March 31, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$48,156	$48,341
Washington	13,427	13,484
Texas	11,619	11,621
Arizona	9,220	9,288
Other (24 states)	90,254	90,344
Total general obligation bonds	$172,676	$173,078

Revenue bonds:
California	$14,903	$14,824
Kentucky	8,842	8,888
Virginia	7,570	7,641
Colorado	6,157	6,191
Indiana	5,743	5,767
Other (10 states)	20,701	20,790
Total revenue bonds	63,916	64,101
Total obligations of states and political subdivisions	$236,592	$237,179

[The remainder of this page intentionally left blank]

At December 31, 2021, the Company’s investment securities portfolios included securities issued by 197 state and local government municipalities and agencies located within 33 states. The largest exposure to any one municipality or agency was $7.4 million (fair value) represented by five general obligation bonds.

	At December 31, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$48,332	$49,829
Washington	13,460	13,924
Texas	11,653	12,024
Other (27 states)	110,722	114,132
Total general obligation bonds	$184,167	$189,909

Revenue bonds:
California	$14,912	$15,208
Kentucky	8,846	9,093
Virginia	7,576	7,809
Colorado	6,158	6,241
Indiana	5,747	5,821
Other (12 states)	20,714	20,934
Total revenue bonds	63,953	65,106
Total obligations of states and political subdivisions	$248,120	$255,015

At March 31, 2022 and December 31, 2021, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 14 revenue sources at March 31, 2022 and December 31, 2021. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At March 31, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$10,123	$10,174
Sewer	8,507	8,568
Sales tax	8,196	8,237
Lease (renewal)	6,966	6,994
Lease (abatement)	6,912	6,934
Lease (appropriation)	4,562	4,572
Special Assessment	4,080	3,957
Intergovernmental Agreement	3,861	3,895
Other (6 sources)	10,709	10,770
Total revenue bonds by revenue source	$63,916	$64,101

[The remainder of this page intentionally left blank]

	At December 31, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$10,123	$10,222
Sewer	8,525	8,828
Sales tax	8,203	8,304
Lease (renewal)	6,969	7,175
Lease (abatement)	6,922	7,010
Lease (appropriation)	4,564	4,618
Special Assessment	4,080	4,197
Intergovernmental Agreement	3,860	3,926
Other (6 sources)	10,707	10,826
Total revenue bonds by revenue source	$63,953	$65,106

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

During 2020 and the first six months of 2021, the Bank processed customer PPP loan applications pursuant to the CARES Act. The United States Small Business Administration guarantees PPP loans; given this guarantee, the PPP loans are not considered to have default risk and do not carry an allowance for credit losses. The outstanding balances of PPP loans, net of deferred fees and costs, were $27 million at March 31, 2022.

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

Nonperforming Assets

	At March 31,		At December 31,
	2022	2021	2021
	(In thousands)

Nonperforming nonaccrual loans	$63	$402	$265
Performing nonaccrual loans	421	3,569	427
Total nonaccrual loans	484	3,971	692
Accruing loans 90 or more days past due	431	132	339
Total nonperforming loans	$915	$4,103	$1,031

At March 31, 2022, nonaccrual loans consisted of three loans with an average carrying value of $161 thousand.

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At March 31,	At December 31,
	2022	2021
	(In thousands)

Allowance for Credit Losses on Loans	$22,925	$23,514
Allowance for Credit Losses on Held to Maturity Debt Securities	7	7
Total Allowance for Credit Losses	$22,932	$23,521

Allowance for unfunded credit commitments	201	201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $7 thousand at March 30, 2022 and at December 31, 2021, reflecting the expected credit losses on debt securities held to maturity.

[The remainder of this page intentionally left blank]

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

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2022	2021	2021
	(In thousands)
Analysis of the Allowance for Credit Losses on Loans
Balance, beginning of period	$23,514	$23,854	$23,882
Provision for credit losses	-	-	-
Loans charged off:
Consumer installment and other	(1,212)	(929)	(1,016)
Total chargeoffs	(1,212)	(929)	(1,016)
Recoveries of loans previously charged off:
Commercial	224	13	60
Commercial real estate	15	12	14
Consumer installment and other	384	533	574
Total recoveries	623	558	648
Net chargeoffs	(589)	(371)	(368)
Balance, end of period	$22,925	$23,483	$23,514

Net chargeoffs as a percentage of average total loans (annualized)	0.23%	0.12%	0.13%

Allowance for unfunded credit commitments	201	101	201

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

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2022
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,966	$6,529	$2	$45	$9,972	$23,514
(Reversal) provision	(875)	(69)	(2)	3	943	-
Chargeoffs	-	-	-	-	(1,212)	(1,212)
Recoveries	224	15	-	-	384	623
Total allowance for credit losses	$6,315	$6,475	$-	$48	$10,087	$22,925

Management considers the $22.9 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of March 31, 2022.

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

Management monitors the Company’s interest rate risk using a purchased simulation model, which is periodically assessed using supervisory guidance issued by the Board of Governors of the Federal Reserve System, SR 11-7 “Guidance on Model Risk Management.” Management measures its exposure to interest rate risk using a dynamic composition of financial instruments. Within the dynamic composition simulation, Management makes assumptions regarding the expected change in the volume of financial instruments given the assumed change in market interest rates. The simulation is used to measure expected changes in net interest income assuming various levels of change in market interest rates.

The Company’s asset and liability position was “asset sensitive” at March 31, 2022, depending on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes.

At March 31, 2022, Management’s most recent measurements of estimated changes in net interest income were:

Dynamic Simulation (balance sheet composition changes):
Assumed Change in Interest Rates Over 1 Year	+1.00%	+2.00%
First Year Change in Net Interest Income	+6.8%	+12.9%

Simulation estimates depend on, and will change with, the size and mix of the actual and projected composition of financial instruments at the time of each simulation. Assumptions made in the simulation may not materialize and unanticipated events and circumstances may occur. In addition, the simulation does not take into account any future actions. Management may undertake to mitigate the impact of interest rate changes, loan prepayment estimates and spread relationships, which may change regularly.

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets in the first quarter ended March 31, 2022 and in the year ended December 31, 2021. The stability of the Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Bank's investment securities portfolio provides a substantial secondary source of liquidity. The Bank held $4.9 billion in total investment securities at March 31, 2022. Under certain deposit, borrowing and other arrangements, the Bank must hold and pledge investment securities as collateral. At March 31, 2022, such collateral requirements totaled approximately $1.0 billion.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $11 million in the quarter ended March 31, 2022 and $44 million in the year ended December 31, 2021 and retire common stock in the amounts of $218 thousand and $232 thousand, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 11.8% for the quarter ended March 31, 2022 and 11.5% for the year ended December 31, 2021. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $624 thousand in the quarter ended March 31, 2022 and $3.0 million in the year ended December 31, 2021.

The Company paid common dividends totaling $11 million in the quarter ended March 31, 2022 and $44 million in the year ended December 31, 2021, which represent dividends per common share of $0.42 and $1.65, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 3 thousand shares valued at $218 thousand in the quarter ended March 31, 2022 and 4 thousand shares valued at $232 thousand in the year ended December 31, 2021.

The Company's primary capital resource is shareholders' equity, which was $702 million at March 31, 2022 compared with $827 million at December 31, 2021. The Company's ratio of equity to total assets was 9.6% at March 31, 2022 and 11.1% at December 31, 2021.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At March 31, 2022		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	15.08%	12.48%	7.00%	6.50%
Tier I Capital	15.08%	12.48%	8.50%	8.00%
Total Capital	15.60%	13.15%	10.50%	10.00%
Leverage Ratio	9.14%	7.53%	4.00%	5.00%

[The remainder of this page intentionally left blank]

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2021		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	14.93%	12.48%	7.00%	6.50%
Tier I Capital	14.93%	12.48%	8.50%	8.00%
Total Capital	15.47%	13.17%	10.50%	10.00%
Leverage Ratio	9.06%	7.55%	4.00%	5.00%

The Company and the Bank routinely project capital levels by analyzing forecasted earnings, credit quality, shareholder dividends, asset volumes, share repurchase activity, stock option exercise proceeds, and other factors. Based on current capital projections, the Bank expects to maintain regulatory capital levels in excess of the minimum required to be considered well-capitalized under the prompt corrective action framework; The Company and the Bank expect to continue paying quarterly dividends to shareholders. No assurance can be given that changes in capital management plans will not occur.

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2022.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the year ended December 31, 2021 includes detailed disclosure about the risks faced by the Company’s business; such risks have not materially changed since the Form 10-K was filed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the quarter ended March 31, 2022.

	2022
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
January 1 through January 31	-	$-	-	1,750
February 1 through February 28	-	-	-	1,750
March 1 through March 31	3	58.66	3	1,747
Total	3	$58.66	3	1,747

The Company repurchases shares of its common stock in the open market on a discretionary basis from time to time to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under equity incentive plans, and other ongoing requirements.

Shares repurchased during the period from January 1, 2021 through March 31, 2021 were pursuant to a program approved by the Board of Directors on July 22, 2021 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2022.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

[The remainder of this page intentionally left blank]

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: May 9, 2022