Form 10-Q
period 2022-06-30
WESTAMERICA BANCORPORATION
filed 2022-08-08
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of July 28, 2022
Common Stock, No Par Value	26,910,627

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

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At June 30,	At December 31,
	2022	2021
	(In thousands)
Assets:
Cash and due from banks	$753,293	$1,132,085
Debt securities available for sale	4,607,114	4,638,855
Debt securities held to maturity, net of allowance for credit losses of $7 at June 30, 2022 and December 31, 2021 (Fair value of $440,074 at June 30, 2022 and $312,562 at December 31, 2021)	442,354	306,396
Loans	999,768	1,068,126
Allowance for credit losses on loans	(22,313)	(23,514)
Loans, net of allowance for credit losses on loans	977,455	1,044,612
Premises and equipment, net	30,309	31,155
Identifiable intangibles, net	707	835
Goodwill	121,673	121,673
Other assets	289,500	185,415
Total Assets	$7,222,405	$7,461,026

Liabilities:
Noninterest-bearing deposits	$2,987,725	$3,069,080
Interest-bearing deposits	3,427,866	3,344,876
Total deposits	6,415,591	6,413,956
Short-term borrowed funds	118,167	146,246
Other liabilities	71,521	73,722
Total Liabilities	6,605,279	6,633,924

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized: 150,000 shares Issued and outstanding: 26,896 at June 30, 2022 and 26,866 at December 31, 2021	473,520	471,008
Deferred compensation	35	35
Accumulated other comprehensive (loss) income	(188,025)	49,664
Retained earnings	331,596	306,395
Total Shareholders' Equity	617,126	827,102
Total Liabilities and Shareholders' Equity	$7,222,405	$7,461,026

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$12,331	$15,064	$25,273	$29,645
Equity securities	129	110	257	220
Debt securities available for sale	31,764	26,481	60,330	51,370
Debt securities held to maturity	1,771	2,362	3,415	4,960
Interest-bearing cash	2,002	259	2,481	397
Total Interest and Loan Fee Income	47,997	44,276	91,756	86,592
Interest Expense:
Deposits	461	466	913	925
Short-term borrowed funds	22	18	50	34
Total Interest Expense	483	484	963	959
Net Interest and Loan Fee Income	47,514	43,792	90,793	85,633
Provision for Credit Losses	-	-	-	-
Net Interest and Loan Fee Income After Provision for Credit Losses	47,514	43,792	90,793	85,633
Noninterest Income:
Service charges on deposit accounts	3,687	3,235	7,269	6,539
Merchant processing services	3,374	3,279	5,997	5,839
Debit card fees	1,709	1,791	4,581	3,392
Trust fees	809	827	1,652	1,628
ATM processing fees	469	618	920	1,219
Other service fees	480	491	929	960
Financial services commissions	118	95	235	165
Securities gains	-	34	-	34
Other noninterest income	618	662	1,257	1,445
Total Noninterest Income	11,264	11,032	22,840	21,221
Noninterest Expense:
Salaries and related benefits	11,412	12,097	23,332	24,762
Occupancy and equipment	4,856	4,808	9,602	9,688
Outsourced data processing services	2,423	2,425	4,860	4,815
Professional fees	736	830	1,472	1,772
Courier service	661	567	1,243	1,071
Amortization of identifiable intangibles	64	68	128	137
Other noninterest expense	4,477	3,496	8,867	6,952
Total Noninterest Expense	24,629	24,291	49,504	49,197
Income Before Income Taxes	34,149	30,533	64,129	57,657
Provision for income taxes	8,835	7,954	16,199	14,931
Net Income	$25,314	$22,579	$47,930	$42,726

Average Common Shares Outstanding	26,889	26,865	26,880	26,843
Average Diluted Common Shares Outstanding	26,901	26,887	26,893	26,865
Per Common Share Data:
Basic earnings	$0.94	$0.84	$1.78	$1.59
Diluted earnings	0.94	0.84	1.78	1.59
Dividends paid	0.42	0.41	0.84	0.82

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$25,314	$22,579	$47,930	$42,726
Other comprehensive (loss) income:
Changes in net unrealized (losses) gains on debt securities available for sale	(141,581)	25,618	(337,452)	(38,996)
Deferred tax benefit (expense)	41,856	(7,574)	99,763	11,529
Reclassification of gains included in net income	-	(34)	-	(34)
Deferred tax expense on gains included in net income	-	10	-	10
Changes in net unrealized (losses) gains on debt securities available for sale, net of tax	(99,725)	18,020	(237,689)	(27,491)
Total comprehensive (loss) income	$(74,411)	$40,599	$(189,759)	$15,235

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	(Loss) Income	Earnings	Total
	(In thousands except dividend per share)

Balance, March 31, 2022	26,883	$472,435	$35	$(88,300)	$317,574	$701,744
Net income for the period					25,314	25,314
Other comprehensive loss				(99,725)		(99,725)
Exercise of stock options	13	731				731
Stock based compensation	-	339				339
Stock awarded to employees	-	15				15
Dividends ($0.42 per share)					(11,292)	(11,292)
Balance, June 30, 2022	26,896	$473,520	$35	$(188,025)	$331,596	$617,126

Balance, December 31, 2021	26,866	$471,008	$35	$49,664	$306,395	$827,102
Net income for the period					47,930	47,930
Other comprehensive loss				(237,689)		(237,689)
Exercise of stock options	24	1,355				1,355
Restricted stock activity	8	492				492
Stock based compensation	-	678				678
Stock awarded to employees	1	52				52
Retirement of common stock	(3)	(65)			(153)	(218)
Dividends ($0.84 per share)					(22,576)	(22,576)
Balance, June 30, 2022	26,896	$473,520	$35	$(188,025)	$331,596	$617,126)

Balance, March 31, 2021	26,864	$469,850	$35	$68,901	$273,346	$812,132
Net income for the period					22,579	22,579
Other comprehensive income				18,020		18,020
Exercise of stock options	1	57				57
Stock based compensation	-	408				408
Stock awarded to employees	-	15				15
Dividends ($0.41 per share)					(11,015)	(11,015)
Balance, June 30, 2021	26,865	$470,330	$35	$86,921	$284,910	$842,196

Balance, December 31, 2020	26,807	$466,006	$35	$114,412	$264,356	$844,809
Net income for the period					42,726	42,726
Other comprehensive loss				(27,491)		(27,491)
Exercise of stock options	53	3,017				3,017
Restricted stock activity	9	526				526
Stock based compensation	-	776				776
Stock awarded to employees	-	71				71
Retirement of common stock	(4)	(66)			(166)	(232)
Dividends ($0.82 per share)					(22,006)	(22,006)
Balance, June 30, 2021	26,865	$470,330	$35	$86,921	$284,910	$842,196

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Six Months
	Ended June 30,
	2022	2021
	(In thousands)
Operating Activities:
Net income	$47,930	$42,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	10,508	7,363
Provision for credit losses	-	-
Stock option compensation expense	678	776
Securities gains	-	(34)
Amortization of deferred loan fees	(1,078)	(3,306)
Net change in:
Interest income receivable	(4,740)	(1,771)
Income taxes payable	(442)	361
Deferred income taxes	401	(1,429)
Other assets	(2,614)	(1,483)
Interest expense payable	31	43
Other liabilities	(8,251)	2,220
Net Cash Provided by Operating Activities	42,423	45,466

Investing Activities:
Net repayments of loans	68,235	64,786
Purchases of debt securities available for sale	(619,601)	(1,013,193)
Proceeds from sale/maturity/calls of debt securities available for sale	308,546	766,190
Purchases of debt securities held to maturity	(174,493)	-
Proceeds from maturity/calls of debt securities held to maturity	44,573	99,518
Purchases of premises and equipment	(592)	(800)
Net Cash Used in Investing Activities	(373,332)	(83,499)

Financing Activities:
Net change in:
Deposits	1,635	388,410
Short-term borrowings	(28,079)	(12,502)
Exercise of stock options	1,355	3,017
Retirement of common stock	(218)	(232)
Common stock dividends paid	(22,576)	(22,006)
Net Cash (Used in) Provided by Financing Activities	(47,883)	356,687
Net Change in Cash and Due from Banks	(378,792)	318,654
Cash and Due from Banks at Beginning of Period	1,132,085	621,275
Cash and Due from Banks at End of Period	$753,293	$939,929

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$2,462	$4,918
Securities purchases pending settlement	6,774	64,993
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	3,038	3,241
Interest paid for the period	932	916
Income tax payments for the period	16,240	16,000

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

To the extent that debt securities in the held-to-maturity portfolio share common risk characteristics, estimated expected credit losses are calculated in a manner like that used for loans held for investment. That is, for pools of such securities with common risk characteristics, the historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities on those historical credit losses. Expected credit loss on each security in the held-to-maturity portfolio that do not share common risk characteristics with any of the pools of debt securities is individually evaluated and a reserve for credit losses is established based on the Company’s consideration of the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero. Therefore, for those securities, the Company does not record expected credit losses.

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

Recently Issued Accounting Standards

FASB ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, was issued March 2022. The ASU eliminates the accounting guidance for Troubled Debt Restructurings (“TDR”) Loans by creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors made to borrowers experiencing financial difficulty. Upon adoption of this ASU, an entity is required to disclose current period gross chargeoffs by year of origination for loans. The ASU is to be applied prospectively, with the exception of the guidance related to the recognition and measurement of TDR loans that may be applied by recording a cumulative effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. This guidance is effective for reporting periods beginning after December 15, 2022, with early adoption permitted, for public entities that have adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The Company adopted ASU 2016-13 effective January 1, 2020. FASB ASU 2022-02 is applicable to the Company’s fiscal year beginning January 1, 2023. The Company is currently evaluating the impact of adopting this standard.

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

Note 3:  Investment Securities

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $7 thousand at June 30, 2022 and December 31, 2021, follows:

	At June 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities ("MBS")	$344,938	$49	$(13,562)	$331,425
Securities of U.S. Government entities	102	-	-	102
Securities of U.S. Government sponsored entities	288,505	3,367	(1,147)	290,725
Obligations of states and political subdivisions	88,430	139	(1,893)	86,676
Corporate securities	2,544,918	1,516	(249,581)	2,296,853
Collateralized Loan Obligations	1,607,164	740	(6,571)	1,601,333
Total debt securities available for sale	4,874,057	5,811	(272,754)	4,607,114
Debt securities held to maturity
Agency residential MBS	121,810	38	(4,046)	117,802
Obligations of states and political subdivisions	139,235	426	(121)	139,540
Corporate securities	181,316	1,778	(362)	182,732
Total debt securities held to maturity	442,361	2,242	(4,529)	440,074
Total	$5,316,418	$8,053	$(277,283)	$5,047,188

	At December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential MBS	$399,997	$11,766	$(37)	$411,726
Securities of U.S. Government entities	119	-	-	119
Obligations of states and political subdivisions	90,107	3,842	(29)	93,920
Corporate securities	2,692,792	63,573	(9,630)	2,746,735
Collateralized loan obligations	1,385,331	1,743	(719)	1,386,355
Total debt securities available for sale	4,568,346	80,924	(10,415)	4,638,855
Debt securities held to maturity
Agency residential MBS	148,390	3,114	(37)	151,467
Obligations of states and political subdivisions	158,013	3,082	-	161,095
Total debt securities held to maturity	306,403	6,196	(37)	312,562
Total	$4,874,749	$87,120	$(10,452)	$4,951,417

[The remainder of this page intentionally left blank]

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At June 30, 2022
	Securities Available		Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$330,125	$330,292	$13,787	$13,819
Over 1 to 5 years	597,814	580,398	131,927	132,306
Over 5 to 10 years	2,676,720	2,464,035	174,837	176,147
Over 10 years	924,460	900,964	-	-
Subtotal	4,529,119	4,275,689	320,551	322,272
MBS	344,938	331,425	121,810	117,802
Total	$4,874,057	$4,607,114	$442,361	$440,074

	At December 31, 2021
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$306,333	$309,257	$15,836	$15,941
Over 1 to 5 years	707,062	738,057	125,001	127,539
Over 5 to 10 years	2,320,559	2,347,242	17,176	17,615
Over 10 years	834,395	832,573	-	-
Subtotal	4,168,349	4,227,129	158,013	161,095
MBS	399,997	411,726	148,390	151,467
Total	$4,568,346	$4,638,855	$306,403	$312,562

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At June 30, 2022
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	100	$330,667	$(13,562)	2	$42	$-	102	$330,709	$(13,562)
Securities of U.S. Government entities	-	-	-	1	102	-	1	102	-
Securities of U.S. Government sponsored entities	11	118,927	(1,147)	-	-	-	11	118,927	(1,147)
Obligations of states and political subdivisions	61	67,300	(1,825)	3	1,341	(68)	64	68,641	(1,893)
Corporate securities	157	1,969,715	(228,567)	10	100,676	(21,014)	167	2,070,391	(249,581)
Collateralized loan obligations	47	457,847	(5,863)	15	116,317	(708)	62	574,164	(6,571)
Total	376	$2,944,456	$(250,964)	31	$218,478	$(21,790)	407	$3,162,934	$(272,754)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At June 30, 2022
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	90	$114,488	$(3,955)	3	$744	$(91)	93	$115,232	$(4,046)
Obligations of states and political subdivisions	10	13,161	(121)	-	-	-	10	13,161	(121)
Corporate securities	5	22,245	(362)	-	-	-	5	22,245	(362)
Total	105	$149,894	$(4,438)	3	$744	$(91)	108	$150,638	$(4,529)

Based upon the most recent evaluation, the unrealized losses on the Company’s debt securities available for sale were most likely caused by market conditions for these types of investments, particularly changes in risk-free interest rates and/or market bid-ask spreads. The Company does not intend to sell any debt securities available for sale with an unrealized loss and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis. At June 30, 2022, all corporate securities and collateralized loan obligations were investment grade as rated by a major rating agency. Therefore, the Company does not consider these debt securities to have credit-related losses as of June 30, 2022.

The fair values of debt securities available for sale could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuers’ financial condition deteriorates, or the liquidity for debt securities declines. As a result, significant credit losses on debt securities available for sale may occur in the future.

As of June 30, 2022 and December 31, 2021, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $1,004,740 thousand and $1,021,566 thousand, respectively.

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

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At June 30, 2022, no credit loss allowance was assigned to corporate securities held to maturity.

The following table summarizes the amortized cost of debt securities held to maturity at June 30, 2022, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At June 30, 2022
	AAA/AA/A	BBB+	B-	Not Rated	Total
	(In thousands)
Agency residential MBS	$113	$-	$494	$121,203	$121,810
Obligations of states and political subdivisions	138,890	-	-	345	139,235
Corporate securities	102,511	78,805	-	-	181,316
Total	$241,514	$78,805	$494	$121,548	$442,361

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of June 30, 2022.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months		For the Six Months
	Ended June 30,
	2022	2021	2022	2021
	(In thousands)

Taxable	$32,092	$26,692	$60,825	$51,890
Tax-exempt from regular federal income tax	1,572	2,261	3,177	4,660
Total interest income from investment securities	$33,664	$28,953	$64,002	$56,550

[The remainder of this page intentionally left blank]

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At June 30,	At December 31,
	2022	2021
	(In thousands)
Commercial:
Paycheck Protection Program ("PPP") loans	$15,286	$45,888
Other	178,941	187,202
Total Commercial	194,227	233,090
Commercial Real Estate	498,858	535,261
Construction	1,975	48
Residential Real Estate	15,768	18,133
Consumer Installment & Other	288,940	281,594
Total	$999,768	$1,068,126

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

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2022
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,315	$6,475	$-	$48	$10,087	$22,925
Provision (reversal)	202	(576)	96	(13)	291	-
Chargeoffs	(20)	-	-	-	(1,393)	(1,413)
Recoveries	39	17	-	-	745	801
Total allowance for credit losses	$6,536	$5,916	$96	$35	$9,730	$22,313

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2022
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,966	$6,529	$2	$45	$9,972	$23,514
(Reversal) provision	(673)	(645)	94	(10)	1,234	-
Chargeoffs	(20)	-	-	-	(2,605)	(2,625)
Recoveries	263	32	-	-	1,129	1,424
Total allowance for credit losses	$6,536	$5,916	$96	$35	$9,730	$22,313

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2021
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$9,554	$5,505	$6	$43	$8,375	$23,483
(Reversal) provision	(2,771)	1,235	(1)	14	1,523	-
Chargeoffs	-	-	-	-	(331)	(331)
Recoveries	75	12	-	-	498	585
Total allowance for credit losses	$6,858	$6,752	$5	$57	$10,065	$23,737

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At June 30, 2022
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$193,817	$486,354	$1,975	$14,717	$286,157	$983,020
Substandard	410	12,504	-	1,051	1,054	15,019
Doubtful	-	-	-	-	868	868
Loss	-	-	-	-	861	861
Total	$194,227	$498,858	$1,975	$15,768	$288,940	$999,768

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2021
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$232,710	$521,300	$48	$16,874	$278,922	$1,049,854
Substandard	380	13,961	-	1,259	1,207	16,807
Doubtful	-	-	-	-	931	931
Loss	-	-	-	-	534	534
Total	$233,090	$535,261	$48	$18,133	$281,594	$1,068,126

[The remainder of this page intentionally left blank]

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At June 30, 2022
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$193,779	$442	$1	$5	$-	$194,227
Commercial real estate	498,200	312	174	-	172	498,858
Construction	1,975	-	-	-	-	1,975
Residential real estate	15,060	648	48	-	12	15,768
Consumer installment and other	283,351	3,717	1,200	609	63	288,940
Total	$992,365	$5,119	$1,423	$614	$247	$999,768

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2021
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$232,444	$383	$263	$-	$-	$233,090
Commercial real estate	534,748	223	-	-	290	535,261
Construction	48	-	-	-	-	48
Residential real estate	17,855	141	-	-	137	18,133
Consumer installment and other	276,793	3,184	1,013	339	265	281,594
Total	$1,061,888	$3,931	$1,276	$339	$692	$1,068,126

There was no allowance for credit losses allocated to loans on nonaccrual status as of June 30, 2022 or December 31, 2021. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2022 or December 31, 2021.

The following tables provide information on troubled debt restructurings (TDRs):

	Troubled Debt Restructurings
	At June 30, 2022
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	2	$2,785	$1,770	$-

	Troubled Debt Restructurings
	At December 31, 2021
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	2	$2,785	$1,793	$-
Residential real estate	1	241	172	-
Total	3	$3,026	$1,965	$-

During the three and six months ended June 30, 2022, the Company did not modify any loans that were considered TDR. During the three and six months ended June 30, 2021, the Company did not modify any loans that were considered TDR for accounting purposes. Section 4013 of the CARES Act allowed certain loan modifications for borrowers impacted by the COVID-19 pandemic to be excluded from TDR accounting. This relief ended on January 1, 2022. During the three and six months ended June 30, 2021, the Company modified loans under Section 4013 of the CARES Act, granting 90 day deferrals of principal and interest payments. As of June 30, 2021, loans deferred under the CARES Act that were not considered TDRs consisted of consumer loans totaling $586 thousand. There were no chargeoffs related to TDR made during the three and six months ended June 30, 2022 and June 30, 2021. During the three and six months ended June 30, 2022 and June 30, 2021, no TDR loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are 90 days or more past due.

No loans on nonaccrual status were included in TDRs of $1,770 thousand at June 30, 2022 and $1,965 thousand at December 31, 2021.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans that were considered collateral dependent at June 30, 2022 included the following: five commercial real estate loans totaling $8.3 million secured by real property, $571 thousand of indirect consumer installment loans secured by personal property, and one residential real estate loans totaling $62 thousand secured by real property. There were no other collateral dependent loans at June 30, 2022. Loans that were considered collateral dependent at December 31, 2021 included the following: five commercial real estate loans totaling $8.4 million secured by real property, $394 thousand of indirect consumer installment loans secured by personal property, one commercial loan with a balance of $57 thousand secured by business assets, and three residential real estate loans totaling $420 thousand secured by real property. There were no other collateral dependent loans at December 31, 2021.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At June 30, 2022
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$35,517	$7,983	$14,486	$20,080	$71,635	$10,308	$160,009	$33,808	$193,817
Substandard	27	-	-	-	-	133	160	250	410
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$35,544	$7,983	$14,486	$20,080	$71,635	$10,441	$160,169	$34,058	$194,227

	At December 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$34,784	$3,999	$8,690	$16,919	$30,694	$98,799	$193,885	$38,825	$232,710
Substandard	32	-	-	-	-	57	89	291	380
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$34,816	$3,999	$8,690	$16,919	$30,694	$98,856	$193,974	$39,116	$233,090

	At June 30, 2022
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$165,116	$59,893	$76,868	$75,336	$74,776	$34,365	$486,354	$-	$486,354
Substandard	10,854	-	836	814	-	-	12,504	-	12,504
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$175,970	$59,893	$77,704	$76,150	$74,776	$34,365	$498,858	$-	$498,858

	At December 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$116,181	$87,921	$78,200	$78,647	$83,642	$76,709	$521,300	$-	$521,300
Substandard	10,993	-	-	2,016	823	129	13,961	-	13,961
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$127,174	$87,921	$78,200	$80,663	$84,465	$76,838	$535,261	$-	$535,261

	At June 30, 2022
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Residential Real Estate loans by grade
Pass	$14,717	$-	$-	$-	$-	$-	$14,717	$-	$14,717
Substandard	1,051	-	-	-	-	-	1,051	-	1,051
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$15,768	$-	$-	$-	$-	$-	$15,768	$-	$15,768

	At December 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Residential Real Estate loans by grade
Pass	$16,874	$-	$-	$-	$-	$-	$16,874	$-	$16,874
Substandard	1,259	-	-	-	-	-	1,259	-	1,259
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$18,133	$-	$-	$-	$-	$-	$18,133	$-	$18,133

	At June 30, 2022
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade
Pass	$-	$-	$-	$-	$-	$-	$-	$1,975	$1,975
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$1,975	$1,975

	At December 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade
Pass	$-	$-	$-	$-	$-	$-	$-	$48	$48
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$48	$48

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At June 30, 2022
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$10,661	$18,824	$28,849	$45,602	$93,826	$64,989	$262,751	$20,600	$283,351
30-59 days past due	156	354	464	835	1,621	284	3,714	3	3,717
60-89 days past due	46	101	135	236	467	213	1,198	2	1,200
Past due 90 days or more	54	-	80	20	351	93	598	11	609
Nonaccrual	-	-	-	-	-	-	-	63	63
Total	$10,917	$19,279	$29,528	$46,693	$96,265	$65,579	$268,261	$20,679	$288,940

	At December 31, 2021
								Revolving
								Loans
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$7,884	$10,162	$25,932	$37,999	$58,178	$113,899	$254,054	$22,739	$276,793
30-59 days past due	197	139	634	504	662	1,034	3,170	14	3,184
60-89 days past due	5	20	156	150	186	408	925	88	1,013
Past due 90 days or more	1	17	81	62	109	40	310	29	339
Nonaccrual	-	-	-	-	-	-	-	265	265
Total	$8,087	$10,338	$26,803	$38,715	$59,135	$115,381	$258,459	$23,135	$281,594

There were no loans held for sale at June 30, 2022 and December 31, 2021.

The Company held no other real estate owned (OREO) at June 30, 2022 and December 31, 2021. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $62 thousand at June 30, 2022 and $247 thousand at December 31, 2021.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations: (a) unsecured loans shall not exceed 15 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank, or (b) secured and unsecured loans in all shall not exceed 25 percent of the sum of the shareholders' equity, allowance for credit losses, capital notes, and debentures of the bank. At June 30, 2022, the Bank did not have credit extended to any one entity exceeding these limits. At June 30, 2022, the Bank had 31 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $33,225 thousand and $34,226 thousand at June 30, 2022 and December 31, 2021, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At June 30, 2022, the Bank held corporate bonds in 108 issuing entities that exceeded $5 million for each issuer.

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At June 30,	At December 31,
	2022	2021
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	64,517	63,107
Net deferred tax asset	96,861	-
Right-of-use asset	17,556	17,980
Limited partnership investments	37,283	37,145
Interest receivable	40,261	35,521
Prepaid assets	4,148	4,757
Other assets	14,647	12,678
Total other assets	$289,500	$185,415

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

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. On January 28, 2022, Visa Inc. disclosed a revised conversion rate applicable to its class B common stock in its Form 10-Q for the quarterly period ended December 31, 2021. The conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, was reduced from 1.6181 to 1.6059 per share, effective as of June 29, 2022. Visa Inc. class A common stock had a closing price of $196.89 per share on June 30, 2022, the last day of stock market trading for the second quarter 2022. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At June 30, 2022, these investments totaled $37,283 thousand and $25,091 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2021, these investments totaled $37,145 thousand and $26,485 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At June 30, 2022, the $25,091 thousand of outstanding equity capital commitments are expected to be paid as follows: $2,593 thousand in the remainder of 2022, $12,200 thousand in 2023, $9,169 thousand in 2024, $244 thousand in 2025, $128 thousand in 2026, $207 thousand in 2027, and $550 thousand in 2028 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Six Months Ended
	June 30,
	2022	2021	2022	2021
	(In thousands)
Investment loss included in pre-tax income	$1,431	$600	$2,862	$1,200
Tax credits recognized in provision for income taxes	804	225	1,608	450

Other liabilities consisted of the following:

	At June 30,	At December 31,
	2022	2021
	(In thousands)
Net deferred tax liability	$-	$2,501
Operating lease liability	17,556	17,980
Securities purchases pending settlement	6,774	-
Other liabilities	47,191	53,241
Total other liabilities	$71,521	$73,722

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of June 30, 2022.

As of June 30, 2022, the Company’s lease liability and right-of-use asset were $17,556 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 4.0 years and 1.76%, respectively, at June 30, 2022.  The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of June 30, 2022.

Total lease costs during the three and six months ended June 30, 2022, of $1,637 thousand and $3,270 thousand, respectively, were recorded within occupancy and equipment expense. Total lease costs during the three and six months ended June 30, 2021, of $1,658 thousand and $3,312 thousand, respectively, were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the six months ended June 30, 2022 and June 30, 2021.

[The remainder of this page intentionally left blank]

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At June 30,
2022
(In thousands)
The remainder of 2022	$2,982
2023	5,548
2024	3,967
2025	2,787
2026	1,265
Thereafter	1,581
Total minimum lease payments	18,130
Less: discount	(574)
Present value of lease liability	$17,556

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three and six months ended June 30, 2022 and year ended December 31, 2021. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three and six months ended June 30, 2022 and year ended December 31, 2021 no such adjustments were recorded.

The carrying values of goodwill were:

	At June 30, 2022	At December 31, 2021
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At June 30, 2022		At December 31, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(56,101)	$56,808	$(55,973)

As of June 30, 2022, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the six months ended June 30, 2022 (actual)	$128
The remainder of 2022	124
2023	236
2024	222
2025	125

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At June 30,	At December 31,
	2022	2021
	(In thousands)
Noninterest-bearing	$2,987,725	$3,069,080
Interest-bearing:
Transaction	1,303,700	1,260,869
Savings	1,983,713	1,940,395
Time deposits less than $100 thousand	70,103	72,527
Time deposits $100 thousand through $250 thousand	45,849	47,666
Time deposits more than $250 thousand	24,501	23,419
Total deposits	$6,415,591	$6,413,956

Demand deposit overdrafts of $826 thousand and $611 thousand were included as loan balances at June 30, 2022 and December 31, 2021, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $40 thousand and $81 thousand for the three and six months ended June 30, 2022, respectively, and $68 thousand and $146 thousand for the three and six months ended June 30, 2021, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At June 30,	At December 31,
	2022	2021
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$34,407	$42,295
Corporate securities	220,621	254,005
Total collateral carrying value	$255,028	$296,300
Total short-term borrowed funds	$118,167	$146,246

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At June 30, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$331,425	$-	$331,425	$-
Securities of U.S. Government entities	102	-	102	-
Securities of U.S. Government sponsored entities	290,725	-	290,725	-
Obligations of states and political subdivisions	86,676	-	86,676	-
Corporate securities	2,296,853	-	2,296,853	-
Collateralized loan obligations	1,601,333	-	1,601,333	-
Total debt securities available for sale	$4,607,114	$-	$4,607,114	$-

(1)   There were no transfers in to or out of level 3 during the six months ended June 30, 2022.

[The remainder of this page intentionally left blank]

	At December 31, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$411,726	$-	$411,726	$-
Securities of U.S. Government entities	119	-	119	-
Obligations of states and political subdivisions	93,920	-	93,920	-
Corporate securities	2,746,735	-	2,746,735	-
Collateralized loan obligations	1,386,355	-	1,386,355	-
Total debt securities available for sale	$4,638,855	$-	$4,638,855	$-

(1)   There were no transfers in to or out of level 3 during the year ended December 31, 2021.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at June 30, 2022 and December 31, 2021, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Three
					Months Ended
	At June 30, 2022				June 30, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$225	$-	$-	$225	$-

					For the
					Year Ended
	At December 31, 2021				December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$225	$-	$-	$225	$-
Residential real estate	172	-	-	172	-
Total assets measured at fair value on a nonrecurring basis	$397	$-	$-	$397	$-

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

	At June 30, 2022
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$753,293	$753,293	$753,293	$-	$-
Debt securities held to maturity	442,354	440,074	-	440,074	-
Loans	977,455	928,954	-	-	928,954

Financial Liabilities:
Deposits	$6,415,591	$6,413,148	$-	$6,275,138	$138,010
Short-term borrowed funds	118,167	118,167	-	118,167	-

	At December 31, 2021
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$1,132,085	$1,132,085	$1,132,085	$-	$-
Debt securities held to maturity	306,396	312,562	-	312,562	-
Loans	1,044,612	1,059,072	-	-	1,059,072

Financial Liabilities:
Deposits	$6,413,956	$6,413,244	$-	$6,270,344	$142,900
Short-term borrowed funds	146,246	146,246	-	146,246	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not cancellable unconditionally by the Company aggregated $33,225 thousand at June 30, 2022. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $230,845 thousand at June 30, 2022 and $233,850 thousand at December 31, 2021. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $1,785 thousand at June 30, 2022 and $3,693 thousand at December 31, 2021. Commitments for commercial and similar letters of credit totaled $95 thousand at June 30, 2022 and $95 thousand at December 31, 2021. The Company had $630 thousand in outstanding full recourse guarantees to a third party credit card company at June 30, 2022 and $580 thousand at December 31, 2021. At June 30, 2022, the Company had a reserve for unfunded commitments of $201 thousand for the above-mentioned loan commitments of $33,225 thousand that are not cancellable unconditionally by the Company. The Company’s reserve for unfunded commitments was $201 thousand at December 31, 2021. The reserve for unfunded commitments is included in other liabilities.

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

	For the Three Months		For the Six Months
	Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$25,314	$22,579	$47,930	$42,726
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,889	26,865	26,880	26,843
Basic earnings per common share	$0.94	$0.84	$1.78	$1.59
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,889	26,865	26,880	26,843
Add common stock equivalents for options	12	22	13	22
Weighted average number of common shares outstanding - diluted (denominator)	26,901	26,887	26,893	26,865
Diluted earnings per common share	$0.94	$0.84	$1.78	$1.59

For the three and six months ended June 30, 2022, options to purchase 814 thousand and 808 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months		For the Six Months
	Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE)(1)	$48,033	$44,499	$91,840	$87,082
Provision for Loan Losses	-	-	-	-
Noninterest Income	11,264	11,032	22,840	21,221
Noninterest Expense	24,629	24,291	49,504	49,197
Income Before Income Taxes (FTE)(1)	34,668	31,240	65,176	59,106
Income Tax Provision (FTE)(1)	9,354	8,661	17,246	16,380
Net Income	$25,314	$22,579	$47,930	$42,726

Average Common Shares Outstanding	26,889	26,865	26,880	26,843
Average Diluted Common Shares Outstanding	26,901	26,887	26,893	26,865
Common Shares Outstanding at Period End	26,896	26,865

Per Common Share:
Basic Earnings	$0.94	$0.84	$1.78	$1.59
Diluted Earnings	0.94	0.84	1.78	1.59
Book Value	22.94	31.35

Financial Ratios:
Return on Assets	1.37%	1.29%	1.30%	1.26%
Return on Common Equity	12.88%	12.16%	12.36%	11.64%
Net Interest Margin (FTE)(1)	2.74%	2.70%	2.63%	2.72%
Net Loan Losses (Recoveries) to Average Loans	0.24%	(0.08)%	0.24%	0.02%
Efficiency Ratio(2)	41.5%	43.7%	43.2%	45.4%

Average Balances:
Assets	$7,420,069	$7,004,695	$7,413,233	$6,828,409
Loans	1,009,633	1,257,087	1,019,623	1,254,328
Investment Securities	5,008,929	4,394,169	4,978,557	4,417,267
Deposits	6,424,202	6,074,730	6,408,915	5,912,303
Shareholders' Equity	788,078	744,746	782,184	740,147

Period End Balances:
Assets	$7,222,405	$7,147,779
Loans	999,768	1,194,834
Investment Securities	5,049,475	4,718,584
Deposits	6,415,591	6,076,389
Shareholders' Equity	617,126	842,196

Capital Ratios at Period End:
Total Risk Based Capital	15.37%	15.75%
Tangible Equity to Tangible Assets	6.97%	10.24%

Dividends Paid Per Common Share	$0.42	$0.41	$0.84	$0.82
Common Dividend Payout Ratio	45%	49%	47%	52%

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

Financial Overview

Westamerica Bancorporation and subsidiaries (collectively, the “Company”) reported net income of $25.3 million or $0.94 diluted earnings per common share (“EPS”) for the second quarter of 2022 and net income of $47.9 million or $1.78 diluted earnings per common share (“EPS”) for the six months ended June 30, 2022. These results compare with net income of $22.6 million or $0.84 EPS for the second quarter of 2021 and net income of $42.7 million or $1.59 EPS for the six months ended June 30, 2021.

In response to the high levels of inflation during a period of tight employment conditions, the Federal Open Market Committee (“FOMC”) is tightening monetary policy through reduced bond purchases and increases to the overnight federal funds interest rate. On March 17, 2022, the FOMC increased the target range by 0.25% for the federal funds rate to 0.50 percent. The FOMC raised interest rates 0.5% on May 4, 2022. On June 15, 2022, the FOMC decided to increase 0.75% for the federal funds rate. A July 27, 2022 Federal Reserve press release stated, “Recent indicators of spending and production have softened. Nonetheless, job gains have been robust in recent months, unemployment rate has remained low. Inflation remains elevated, reflecting supply and demand imbalances related to the pandemic, higher food and energy prices, and broader price pressures.”  On July 27, 2022, the FOMC unanimously decided to raise the federal funds rate by 0.75% to 2.25% to 2.50%. The FOMC increased the interest rate paid on reserve balances to 2.40% effective July 28, 2022. The Bank maintains deposit balances at the Federal Reserve Bank; the amount that earns interest is identified in the Company’s financial statements as “interest-bearing cash”.

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

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$48,033	$44,499	$91,840	$87,082
Provision for loan losses	-	-	-	-
Noninterest income	11,264	11,032	22,840	21,221
Noninterest expense	24,629	24,291	49,504	49,197
Income before taxes (FTE)	34,668	31,240	65,176	59,106
Income tax provision (FTE)	9,354	8,661	17,246	16,380
Net income	$25,314	$22,579	$47,930	$42,726

Average diluted common shares	26,901	26,887	26,893	26,865
Diluted earnings per common share	$0.94	$0.84	$1.78	$1.59

Average total assets	$7,420,069	$7,004,695	$7,413,233	$6,828,409
Net income to average total assets (annualized)	1.37%	1.29%	1.30%	1.26%
Net income to average common shareholders' equity (annualized)	12.88%	12.16%	12.36%	11.64%

Net income for the second quarter 2022 increased $2.7 million compared with the second quarter 2021. Net interest and loan fee income (FTE) increased $3.5 million in the second quarter 2022 compared with the second quarter 2021 due to higher average balances of investment securities and higher yield on interest-earning assets, partially offset by lower average balances of loans. The provision for credit losses was zero for the second quarter 2022 and the second quarter 2021, reflecting Management's estimate of credit losses over the remaining life of its loans and investment securities. Second quarter 2022 noninterest income increased $232 thousand compared with second quarter 2022 primarily due to higher service charges on deposit accounts, partially offset by lower ATM processing fee income. Second quarter 2022 noninterest expense increased $338 thousand in the second quarter 2022 compared with the second quarter 2021 primarily due to higher estimated operating losses on limited partnership investments in low-income housing, partially offset by a decrease in salaries and related benefits resulting from attrition. The tax rate (FTE) was 27.0% for the second quarter 2022 and 27.7% for the second quarter 2021. The lower second quarter 2022 tax rate was primarily attributable to higher estimated tax credits from limited partnership investments in low-income housing.

Net income for the six months ended June 30, 2022 increased $5.2 million compared with the six months ended June 30, 2021. Net interest and loan fee income (FTE) increased $4.8 million in the six months ended June 30, 2022 compared with the six months ended June 30, 2021 due to higher average balances of investment securities, partially offset by lower average balances of loans. The provision for credit losses was zero for the six months ended June 30, 2022 and the six months ended June 30, 2021, reflecting Management's estimate of credit losses over the remaining life of its loans and investment securities. Noninterest income in the six months ended June 30, 2022 increased $1.6 million compared with the six months ended June 30, 2021 primarily due to a $1.2 million reconciling payment from a payments network and higher service charges on deposit accounts, partially offset by lower ATM processing fee income. Noninterest expense in the six months ended June 30, 2022 increased $307 thousand primarily due to higher estimated operating losses on limited partnership investments in low-income housing, partially offset by decreases in salaries and related benefits resulting from attrition and lower professional fees. The tax rate (FTE) was 26.5% for the six months ended June 30, 2022 compared with 27.7% for the six months ended June 30, 2021. The lower second quarter 2022 tax rate was primarily attributable to higher estimated tax credits from limited partnership investments in low-income housing.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Interest and loan fee income	$47,997	$44,276	$91,756	$86,592
Interest expense	483	484	963	959
FTE adjustment	519	707	1,047	1,449
Net interest and loan fee income (FTE)	$48,033	$44,499	$91,840	$87,082

Average earning assets	$7,000,862	$6,603,343	$6,999,556	$6,424,973
Net interest margin (FTE) (annualized)	2.74%	2.70%	2.63%	2.72%

Net interest and loan fee income (FTE) increased $3.5 million in the second quarter 2022 compared with the second quarter 2021 due to higher average balances of investment securities (up $615 million) and higher yield on interest-earning assets (up 0.04%), partially offset by lower average balances of loans (down $247 million).

Net interest and loan fee income (FTE) increased $4.8 million in the six months ended June 30, 2022 compared with the six months ended June 30, 2021 due to higher average balances of investment securities (up $561 million), partially offset by lower average balances of loans (down $235 million).

The annualized net interest margin (FTE) was 2.74% in the second quarter 2022 and 2.63% in the first six months of 2022 compared with 2.70% in the second quarter 2021 and 2.72% in the first six months of 2021.

The Company’s funding costs were 0.03% in the second quarter 2022 and 2021 and in the first six months of 2022 and 2021. Average balances of time deposits in the first six months of 2022 declined $14 million from the first six months of 2021. Average balances of checking and saving deposits increased $510 million in the first six months of 2022 compared with the first six months of 2021. Average balances of those checking and saving deposits accounted for 97.8% of average total deposits in the first six months of 2022 compared with 97.4% of average total deposits in the first six months of 2021.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months		For the Six Months
	Ended June 30,
	2022	2021	2022	2021

Yield on earning assets (FTE)	2.77%	2.73%	2.66%	2.75%
Rate paid on interest-bearing liabilities	0.05%	0.06%	0.05%	0.06%
Net interest spread (FTE)	2.72%	2.67%	2.61%	2.69%
Impact of noninterest-bearing demand deposits	0.02%	0.03%	0.02%	0.03%
Net interest margin (FTE)	2.74%	2.70%	2.63%	2.72%

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended June 30, 2022
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,781,158	$32,092	2.68%
Tax-exempt (1)	227,771	1,996	3.51%
Total investments (1)	5,008,929	34,088	2.72%
Loans:
Taxable
Paycheck Protection Program ("PPP") loans	20,997	645	12.32%
Other taxable	941,280	11,327	4.83%
Total taxable	962,277	11,972	4.99%
Tax-exempt (1)	47,356	454	3.85%
Total loans (1)	1,009,633	12,426	4.94%
Total interest-bearing cash	982,300	2,002	0.81%
Total Interest-earning assets (1)	7,000,862	48,516	2.77%
Other assets	419,207
Total assets	$7,420,069

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,998,360	$-	-%
Savings and interest-bearing transaction	3,283,990	379	0.05%
Time less than $100,000	78,062	42	0.22%
Time $100,000 or more	63,790	40	0.25%
Total interest-bearing deposits	3,425,842	461	0.05%
Short-term borrowed funds	123,298	22	0.07%
Total interest-bearing liabilities	3,549,140	483	0.05%
Other liabilities	84,491
Shareholders' equity	788,078
Total liabilities and shareholders' equity	$7,420,069
Net interest spread (1) (2)			2.72%
Net interest and fee income and interest margin (1) (3)		$48,033	2.74%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Six Months Ended June 30, 2022
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,746,055	$60,825	2.56%
Tax-exempt (1)	232,502	4,033	3.47%
Total investments (1)	4,978,557	64,858	2.60%
Loans:
Taxable
PPP loans	28,393	1,494	10.61%
Other taxable	943,955	23,060	4.93%
Total taxable	972,348	24,554	5.09%
Tax-exempt (1)	47,275	910	3.88%
Total loans (1)	1,019,623	25,464	5.04%
Total interest-bearing cash	1,001,376	2,481	0.49%
Total Interest-earning assets (1)	6,999,556	92,803	2.66%
Other assets	413,677
Total assets	$7,413,233

Liabilities and shareholders' equity
Noninterest-bearing demand	$3,001,694	$-	-%
Savings and interest-bearing transaction	3,264,698	750	0.05%
Time less than $100,000	78,543	82	0.21%
Time $100,000 or more	63,980	81	0.26%
Total interest-bearing deposits	3,407,221	913	0.05%
Short-term borrowed funds	140,430	50	0.07%
Total interest-bearing liabilities	3,547,651	963	0.05%
Other liabilities	81,704
Shareholders' equity	782,184
Total liabilities and shareholders' equity	$7,413,233
Net interest spread (1) (2)			2.61%
Net interest and fee income and interest margin (1) (3)		$91,840	2.63%

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

[The remainder of this page intentionally left blank]

	For the Six Months Ended June 30, 2021
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,068,690	$51,890	2.55%
Tax-exempt (1)	348,577	5,902	3.39%
Total investments (1)	4,417,267	57,792	2.62%
Loans:
Taxable
PPP loans	198,294	4,566	4.64%
Other taxable	1,004,467	24,299	4.88%
Total taxable	1,202,761	28,865	4.84%
Tax-exempt (1)	51,567	987	3.86%
Total loans (1)	1,254,328	29,852	4.80%
Total interest-bearing cash	753,378	397	0.10%
Total Interest-earning assets (1)	6,424,973	88,041	2.75%
Other assets	403,436
Total assets	$6,828,409

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,801,428	$-	-%
Savings and interest-bearing transaction	2,954,817	695	0.05%
Time less than $100,000	85,064	84	0.20%
Time $100,000 or more	70,994	146	0.41%
Total interest-bearing deposits	3,110,875	925	0.06%
Short-term borrowed funds	103,707	34	0.07%
Other borrowed funds	106	-	0.35%
Total interest-bearing liabilities	3,214,688	959	0.06%
Other liabilities	72,146
Shareholders' equity	740,147
Total liabilities and shareholders' equity	$6,828,409
Net interest spread (1) (2)			2.69%
Net interest and fee income and interest margin (1) (3)		$87,082	2.72%

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended June 30, 2022
	Compared with
	For the Three Months Ended June 30, 2021
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$4,756	$644	$5,400
Tax-exempt (1)	(923)	55	(868)
Total investments (1)	3,833	699	4,532
Loans:
Taxable:
PPP loans	(2,439)	371	(2,068)
Other	(669)	36	(633)
Total taxable	(3,108)	407	(2,701)
Tax-exempt (1)	(49)	8	(41)
Total loans (1)	(3,157)	415	(2,742)
Total interest-bearing cash	8	1,735	1,743
Total increase in interest and loan fee income (1)	684	2,849	3,533
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	30	(7)	23
Time less than $100,000	(3)	3	-
Time $100,000 or more	(7)	(21)	(28)
Total interest-bearing deposits	20	(25)	(5)
Short-term borrowed funds	4	-	4
Total increase (decrease) in interest expense	24	(25)	(1)
Increase in net interest and loan fee income (1)	$660	$2,874	$3,534

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Six Months Ended June 30, 2022
	Compared with
	For the Six Months Ended June 30, 2021
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$8,639	$296	$8,935
Tax-exempt (1)	(1,965)	96	(1,869)
Total investments (1)	6,674	392	7,066
Loans:
Taxable:
PPP loans	(3,912)	840	(3,072)
Other	(1,464)	225	(1,239)
Total taxable	(5,376)	1,065	(4,311)
Tax-exempt (1)	(82)	5	(77)
Total loans (1)	(5,458)	1,070	(4,388)
Total interest-bearing cash	131	1,953	2,084
Total increase in interest and loan fee income (1)	1,347	3,415	4,762
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	73	(18)	55
Time less than $100,000	(6)	4	(2)
Time $100,000 or more	(14)	(51)	(65)
Total interest-bearing deposits	53	(65)	(12)
Short-term borrowed funds	12	4	16
Total increase (decrease) in interest expense	65	(61)	4
Increase in net interest and loan fee income (1)	$1,282	$3,476	$4,758

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

The Company provided no provision for credit losses in the second quarter and first six months of 2022, and the second quarter 2021, based on Management’s estimate of credit losses over the remaining life of its loans and investments. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2022	2021	2022	2021
	(In thousands)

Service charges on deposit accounts	$3,687	$3,235	$7,269	$6,539
Merchant processing services	3,374	3,279	5,997	5,839
Debit card fees	1,709	1,791	4,581	3,392
Trust fees	809	827	1,652	1,628
ATM processing fees	469	618	920	1,219
Other service fees	480	491	929	960
Financial services commissions	118	95	235	165
Securities gains	-	34	-	34
Other noninterest income	618	662	1,257	1,445
Total	$11,264	$11,032	$22,840	$21,221

Second quarter 2022 noninterest income increased $232 thousand compared with second quarter 2021. Service charges on deposit accounts increased $452 thousand in second quarter 2022 compared with the same period in 2021 due to increased fee income on overdrawn accounts and fee income on analyzed deposit accounts. The increase in second quarter 2022 compared with second quarter 2021 was partially offset by a decrease in ATM processing fees resulting from lower transaction volumes.

First six month of 2022 noninterest income increased $1.6 million compared with first six months of 2021 primarily due to a $1.2 million reconciling payment from a payments network in the first quarter 2022. Service charges on deposit accounts increased $730 thousand in the first six month of 2022 compared with the same period in 2021 due to increased fee income on overdrawn accounts and fee income on analyzed deposit accounts. The increases in the first six months of 2022 compared with the first six months of 2021 was partially offset by a decrease in ATM processing fees resulting from lower transaction volumes.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2022	2021	2022	2021
	(In thousands)

Salaries and related benefits	$11,412	$12,097	$23,332	$24,762
Occupancy and equipment	4,856	4,808	9,602	9,688
Outsourced data processing services	2,423	2,425	4,860	4,815
Professional fees	736	830	1,472	1,772
Courier service	661	567	1,243	1,071
Amortization of identifiable intangibles	64	68	128	137
Other noninterest expense	4,477	3,496	8,867	6,952
Total	$24,629	$24,291	$49,504	$49,197

Noninterest expense increased $338 thousand in the second quarter 2022 compared with the second quarter 2021. Other noninterest expense increased $981 thousand in the second quarter 2022 compared with the second quarter 2021 due to higher estimated operating losses on limited partnership investments in low-income housing. The increase in the second quarter 2022 compared with the second quarter 2021 was partially offset by a $685 thousand decrease in salaries and related benefits resulting from attrition.

Noninterest expense increased $307 thousand in the first six months of 2022 compared with the first six months of 2021. Other noninterest expense increased $1.9 million in the first six months of 2022 compared with the first six months of 2021 primarily due to higher estimated operating losses on limited partnership investments in low-income housing. The increase in the first six months of 2022 compared with the first six months of 2021 was partially offset by a $1.4 million decrease in salaries and related benefits resulting from attrition. Professional fees decreased $300 thousand in the first six months of 2022 compared with the first six months of 2021due to lower legal fees.

Provision for Income Tax

The Company’s income tax provision (FTE) was $9.4 million for the second quarter 2022 and $17.2 million for the six months ended June 30, 2022 compared with $8.7 million for the second quarter 2021 and $16.4 million for the six months ended June 30, 2021. The effective tax rates (FTE) were 27.0% for the second quarter 2022 and 26.5% for the six months ended June 30, 2022 compared with 27.7% for the second quarter 2021 and for the six months ended June 30, 2021. The lower tax rates in 2022 compared with 2021 were primarily attributable to higher estimated tax credits from limited partnership investments in low-income housing.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by state and political subdivisions and corporations, collateralized loan obligations, agency and non-agency issued mortgage backed securities, and other securities.

Management manages the investment securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $5.0 billion at June 30, 2022 and $4.9 billion at December 31, 2021. The following table lists debt securities in the Company’s portfolio by type as of the indicated dates. Debt securities held to maturity  are listed at amortized cost before related reserve for expected credit losses of $7 thousand. Debt securities available for sale are listed at fair value.

	At June 30, 2022		At December 31, 2021
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$290,725	2%	$-	-%
Agency mortgage-backed securities	453,235	8%	559,358	11%
Obligations of states and political subdivisions	225,911	4%	251,933	5%
Corporate securities	2,478,169	45%	2,746,735	56%
Collateralized loan obligations	1,601,333	41%	1,386,355	28%
Other	102	-%	877	-%
Total	$5,049,475	100%	$4,945,258	100%

Debt securities available for sale	$4,607,114		$4,638,855
Debt securities held to maturity	442,361		306,403
Total	$5,049,475		$4,945,258

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

At June 30, 2022, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

The Company had no marketable equity securities at June 30, 2022 and December 31, 2021.

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At June 30, 2022		At December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$2,544,918	$2,296,853	$2,692,792	$2,746,735
Debt securities held to maturity	181,316	182,732	-	-
Total corporate securities	$2,726,234	$2,479,585	$2,692,792	$2,746,735

The following table summarizes total corporate securities by credit rating:

	At June 30, 2022		At December 31, 2021
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
AAA	$20,803	1%	$21,400	1%
AA+	19,906	1%	20,479	1%
AA	19,356	1%	19,781	1%
AA-	112,592	4%	105,373	4%
A+	91,851	4%	128,325	5%
A	478,291	19%	539,062	19%
A-	574,342	23%	628,089	23%
BBB+	757,483	31%	797,860	29%
BBB	404,961	16%	474,648	17%
BBB-	-	-%	11,718	-%
Total Corporate securities	$2,479,585	100%	$2,746,735	100%

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At June 30, 2022		At December 31, 2021
	Market value	As a percent of total corporate securities	Market value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,288,196	52%	$1,421,317	52%
Industrial	225,792	9%	217,065	8%
Utilities	213,041	9%	208,522	7%
Consumer, Non-cyclical	194,197	8%	271,069	10%
Communications	144,770	6%	161,537	6%
Technology	118,032	5%	127,853	5%
Consumer, Cyclical	105,804	4%	125,686	4%
Basic Materials	101,528	4%	114,964	4%
Energy	88,225	3%	98,722	4%
Total Corporate securities	$2,479,585	100%	$2,746,735	100%

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the bonds are denominated in United States dollars:

	At June 30, 2022
	Market value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,826,707	74%
United Kingdom	177,530	7%
Japan	168,326	7%
Switzerland	92,436	4%
France	90,341	4%
Netherlands	34,512	1%
Canada	31,710	1%
Australia	24,206	1%
Belgium	20,802	1%
Germany	13,015	-%
Total Corporate securities	$2,479,585	100%

The Company’s $1.6 billion (fair value) in collateralized loan obligations at June 30, 2022, consist of investments in 170 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At June 30, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$540,338	$538,738
AA	1,066,826	1,062,595
Total	$1,607,164	$1,601,333

[The remainder of this page intentionally left blank]

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At June 30, 2022, the Company’s investment securities portfolios included securities issued by 178 state and local government municipalities and agencies located within 33 states. The largest exposure to any one municipality or agency was $6.9 million (fair value) represented by four general obligation bonds.

	At June 30, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$47,781	$47,721
Washington	13,393	13,348
Texas	10,728	10,586
Arizona	8,720	8,776
Massachusetts	8,489	8,394
Other (24 states)	78,283	77,306
Total general obligation bonds	$167,394	$166,131

Revenue bonds:
California	$14,894	$14,623
Kentucky	7,613	7,638
Virginia	7,563	7,567
Colorado	6,156	6,177
Indiana	5,739	5,742
Utah	3,117	3,120
Other (10 states)	15,189	15,218
Total revenue bonds	60,271	60,085
Total obligations of states and political subdivisions	$227,665	$226,216

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

At June 30, 2022 and December 31, 2021, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 13 revenue sources at June 30, 2022 and 14 revenue sources at December 31, 2021. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At June 30, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$10,124	$10,158
Sewer	8,490	8,471
Sales tax	8,186	8,205
Lease (abatement)	6,903	6,904
Lease (renewal)	5,737	5,747
Lease (appropriation)	4,560	4,568
Intergovernmental Agreement	3,863	3,883
Special Assessment	4,080	3,815
Other (5 sources)	8,328	8,334
Total revenue bonds by revenue source	$60,271	$60,085

[The remainder of this page intentionally left blank]

	At December 31, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$10,123	$10,222
Sewer	8,525	8,828
Sales tax	8,203	8,304
Lease (renewal)	6,969	7,175
Lease (abatement)	6,922	7,010
Lease (appropriation)	4,564	4,618
Special Assessment	4,080	4,197
Intergovernmental Agreement	3,860	3,926
Other (6 sources)	10,707	10,826
Total revenue bonds by revenue source	$63,953	$65,106

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

During 2020 and the first six months of 2021, the Bank processed customer PPP loan applications pursuant to the CARES Act. The United States Small Business Administration guarantees PPP loans; given this guarantee, the PPP loans are not considered to have default risk and do not carry an allowance for credit losses. The outstanding balances of PPP loans, net of deferred fees and costs, were $15 million at June 30, 2022.

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

Nonperforming Loans
	At June 30,		At December 31,
	2022	2021	2021
	(In thousands)

Nonperforming nonaccrual loans	$12	$652	$265
Performing nonaccrual loans	235	3,564	427
Total nonaccrual loans	247	4,216	692
Accruing loans 90 or more days past due	614	167	339
Total nonperforming loans	$861	$4,383	$1,031

At June 30, 2022, nonaccrual loans consisted of four loans with a total carrying value of $247 thousand.

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At June 30,	At December 31,
	2022	2021
	(In thousands)

Allowance for Credit Losses on Loans	$22,313	$23,514
Allowance for Credit Losses on Held to Maturity Debt Securities	7	7
Total Allowance for Credit Losses	$22,320	$23,521

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At June 30, 2022, no credit loss allowance was assigned to corporate securities held to maturity. Allowance for credit losses related to debt securities held to maturity was $7 thousand at June 30, 2022 and at December 31, 2021, reflecting the expected credit losses on debt securities held to maturity.

[The remainder of this page intentionally left blank]

Allowance for Credit Losses on Loans

The Company’s allowance for credit losses on loans represents Management’s estimate of forecasted credit losses in the loan portfolio based on the current expected credit loss model. In evaluating credit risk for loans, Management measures the loss potential of the carrying value of loans. As described above, payments received on nonaccrual loans may be applied against the principal balance of the loans until such time as full collection of the remaining recorded balance is expected.

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2022	2021	2022	2021
	($ in thousands)
Analysis of the Allowance for Loan Losses/Credit Losses
Balance, beginning of period	$22,925	$23,483	$23,514	$23,854
Provision for credit losses	-	-	-	-
Loans charged off
Commercial	(20)	-	(20)	-
Consumer installment and other	(1,393)	(331)	(2,605)	(1,260)
Total chargeoffs	(1,413)	(331)	(2,625)	(1,260)
Recoveries of loans previously charged off
Commercial	39	75	263	88
Commercial real estate	17	12	32	24
Consumer installment and other	745	498	1,129	1,031
Total recoveries	801	585	1,424	1,143
Net loan (losses) recoveries	(612)	254	(1,201)	(117)
Balance, end of period	$22,313	$23,737	$22,313	$23,737

Net loan losses (recoveries) as a percentage of average total loans (annualized)	0.24%	(0.08)%	0.24%	0.02%

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

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2022
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,315	$6,475	$-	$48	$10,087	$22,925
Provision (reversal)	202	(576)	96	(13)	291	-
Chargeoffs	(20)	-	-	-	(1,393)	(1,413)
Recoveries	39	17	-	-	745	801
Total allowance for credit losses	$6,536	$5,916	$96	$35	$9,730	$22,313

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2022
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,966	$6,529	$2	$45	$9,972	$23,514
(Reversal) provision	(673)	(645)	94	(10)	1,234	-
Chargeoffs	(20)	-	-	-	(2,605)	(2,625)
Recoveries	263	32	-	-	1,129	1,424
Total allowance for credit losses	$6,536	$5,916	$96	$35	$9,730	$22,313

Management considers the $22.3 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of June 30, 2022.

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

Interest Rate Risk

Interest rate risk is a significant market risk affecting the Company. Many factors affect the Company’s exposure to interest rates, such as general economic and financial conditions, customer preferences, historical pricing relationships, and re-pricing characteristics of financial instruments. Financial instruments may mature or re-price at different times. Financial instruments may re-price at the same time but by different amounts. Short-term and long-term market interest rates may change by different amounts. The timing and amount of cash flows of various financial instruments may change as interest rates change. In addition, the changing levels of interest rates may have an impact on bond portfolio volumes, accumulated other comprehensive (loss) income, loan demand and demand for various deposit products.

The Company’s earnings are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States government and its agencies, particularly the FOMC. The monetary policies of the FOMC can influence the overall demand for loans and growth of deposits and the level of interest rates earned on loans and investment securities and paid for deposits and other borrowings. The nature and impact of future changes in monetary policies are generally not predictable.

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

The Company’s asset and liability position was “asset sensitive” at June 30, 2022, depending on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes.

At June 30, 2022, Management’s most recent measurements of estimated changes in net interest income were:

Dynamic Simulation (balance sheet composition changes):
Assumed Change in Interest Rates Over 1 Year	+1.00%	+2.00%
First Year Change in Net Interest Income	+4.70%	+9.20%

Static Simulation (balance sheet composition unchanged):
Assumed Immediate Change in Interest Rates	+1.00%	+2.00%
First Year Change in Net Interest Income	+12.80%	+24.9%

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

Market Risk - Other

Market values of loan collateral can directly impact the level of loan chargeoffs and the provision for credit losses. The financial condition and liquidity of debtors issuing bonds and debtors whose mortgages or other obligations are securitized can directly impact the credit quality of the Company’s investment securities portfolio requiring the Company to establish or increase reserves for expected credit losses. Other types of market risk, such as foreign currency exchange risk, are not significant in the normal course of the Company's business activities.

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets in the six months ended June 30, 2022 and in the year ended December 31, 2021. The stability of the Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Bank's investment securities portfolio provides a substantial secondary source of liquidity. The Bank held $5.0 billion in total investment securities at June 30, 2022. Under certain deposit, borrowing and other arrangements, the Bank must hold and pledge investment securities as collateral. At June 30, 2022, such collateral requirements totaled approximately $1.0 billion.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $23 million in the six months ended June 30, 2022 and $44 million in the year ended December 31, 2021 and retire common stock in the amounts of $218 thousand and $232 thousand, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) has been 12.4% for the six months ended June 30, 2022 and 11.5% for the year ended December 31, 2021. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $1.4 million in the six months ended June 30, 2022 and $3.0 million in the year ended December 31, 2021.

The Company paid common dividends totaling $23 million in the six months ended June 30, 2022 and $44 million in the year ended December 31, 2021, which represent dividends per common share of $0.84 and $1.65, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 3 thousand shares valued at $218 thousand in the six months ended June 30, 2022 and 4 thousand shares valued at $232 thousand in the year ended December 31, 2021.

The Company's primary capital resource is shareholders' equity, which was $617 million at June 30, 2022 compared with $827 million at December 31, 2021. The Company's ratio of equity to total assets was 8.5% at June 30, 2022 and 11.1% at December 31, 2021.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At June 30, 2022		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	14.88%	12.07%	7.00%	6.50%
Tier I Capital	14.88%	12.07%	8.50%	8.00%
Total Capital	15.37%	12.70%	10.50%	10.00%
Leverage Ratio	9.90%	8.00%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2021		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	14.93%	12.48%	7.00%	6.50%
Tier I Capital	14.93%	12.48%	8.50%	8.00%
Total Capital	15.47%	13.17%	10.50%	10.00%
Leverage Ratio	9.06%	7.55%	4.00%	5.00%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2022.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the quarter ended June 30, 2022.

	2022
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
April 1 through April 30	-	$-	-	1,747
May 1 through May 31	-	-	-	1,747
June 1 through June 30	-	-	-	1,747
Total	-	$-	-	1,747

The Company repurchases shares of its common stock in the open market on a discretionary basis from time to time to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under equity incentive plans, and other ongoing requirements.

No shares were repurchased during the period from April 1, 2022 through June 30, 2022. A share repurchase program was approved by the Board of Directors on July 22, 2021 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2022.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: August 8, 2022