Form 10-Q
period 2022-09-30
WESTAMERICA BANCORPORATION
filed 2022-11-08
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                                        No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of October 26, 2022
Common Stock, No Par Value	26,912,487

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

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At September 30,	At December 31,
	2022	2021
	(In thousands)
Assets:
Cash and due from banks	$413,665	$1,132,085
Debt securities available for sale	4,376,331	4,638,855
Debt securities held to maturity, net of allowance for credit losses of $7 at September 30, 2022 and December 31, 2021 (Fair value of $878,462 at September 30, 2022 and $312,562 at December 31, 2021)	936,267	306,396
Loans	979,033	1,068,126
Allowance for credit losses on loans	(21,218)	(23,514)
Loans, net of allowance for credit losses on loans	957,815	1,044,612
Premises and equipment, net	29,756	31,155
Identifiable intangibles, net	644	835
Goodwill	121,673	121,673
Other assets	340,874	185,415
Total Assets	$7,177,025	$7,461,026

Liabilities:
Noninterest-bearing deposits	$3,069,907	$3,069,080
Interest-bearing deposits	3,425,349	3,344,876
Total deposits	6,495,256	6,413,956
Short-term borrowed funds	76,886	146,246
Other liabilities	65,895	73,722
Total Liabilities	6,638,037	6,633,924

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized: 150,000 shares Issued and outstanding: 26,911 at September 30, 2022 and 26,866 at December 31, 2021	474,697	471,008
Deferred compensation	35	35
Accumulated other comprehensive (loss) income	(290,797)	49,664
Retained earnings	355,053	306,395
Total Shareholders' Equity	538,988	827,102
Total Liabilities and Shareholders' Equity	$7,177,025	$7,461,026

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$12,208	$14,789	$37,481	$44,434
Equity securities	127	109	384	329
Debt securities available for sale	39,100	26,452	99,430	77,822
Debt securities held to maturity	6,625	2,091	10,040	7,051
Interest-bearing cash	2,742	369	5,223	766
Total Interest and Loan Fee Income	60,802	43,810	152,558	130,402
Interest Expense:
Deposits	470	473	1,383	1,398
Short-term borrowed funds	17	19	67	53
Total Interest Expense	487	492	1,450	1,451
Net Interest and Loan Fee Income	60,315	43,318	151,108	128,951
Provision for Credit Losses	-	-	-	-
Net Interest and Loan Fee Income After Provision for Credit Losses	60,315	43,318	151,108	128,951
Noninterest Income:
Service charges on deposit accounts	3,737	3,578	11,006	10,117
Merchant processing services	2,925	3,159	8,922	8,998
Debit card fees	1,594	1,740	6,175	5,132
Trust fees	810	839	2,462	2,467
ATM processing fees	594	573	1,514	1,792
Other service fees	463	475	1,392	1,435
Financial services commissions	79	95	314	260
Life insurance gains	923	-	923	-
Securities gains	-	-	-	34
Other noninterest income	693	823	1,950	2,268
Total Noninterest Income	11,818	11,282	34,658	32,503
Noninterest Expense:
Salaries and related benefits	11,311	11,813	34,643	36,575
Occupancy and equipment	5,064	4,759	14,666	14,447
Outsourced data processing services	2,434	2,429	7,294	7,244
Limited partnership operating losses	1,431	620	4,293	1,820
Professional fees	582	724	2,054	2,496
Courier service	671	534	1,914	1,605
Other noninterest expense	3,274	3,818	9,407	9,707
Total Noninterest Expense	24,767	24,697	74,271	73,894
Income Before Income Taxes	47,366	29,903	111,495	87,560
Provision for income taxes	12,606	7,840	28,805	22,771
Net Income	$34,760	$22,063	$82,690	$64,789

Average Common Shares Outstanding	26,906	26,866	26,889	26,851
Average Diluted Common Shares Outstanding	26,916	26,875	26,901	26,868
Per Common Share Data:
Basic earnings	$1.29	$0.82	$3.08	$2.41
Diluted earnings	1.29	0.82	3.07	2.41
Dividends paid	0.42	0.41	1.26	1.23

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2022	2021	2022	2021
	(In thousands)
Net income	$34,760	$22,063	$82,690	$64,789
Other comprehensive (loss) income:
Changes in net unrealized (losses) gains on debt securities available for sale	(145,907)	(22,200)	(483,359)	(61,196)
Deferred tax benefit	43,135	6,563	142,898	18,092
Reclassification of gains included in net income	-	-	-	(34)
Deferred tax expense on gains included in net income	-	-	-	10
Changes in net unrealized (losses) gains on debt securities available for sale, net of tax	(102,772)	(15,637)	(340,461)	(43,128)
Total comprehensive (loss) income	$(68,012)	$6,426	$(257,771)	$21,661

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	(Loss) Income	Earnings	Total
	(In thousands except dividend per share)

Balance, June 30, 2022	26,896	$473,520	$35	$(188,025)	$331,596	$617,126
Net income for the period					34,760	34,760
Other comprehensive loss				(102,772)		(102,772)
Exercise of stock options	15	816				816
Stock based compensation	-	339				339
Stock awarded to employees	-	22				22
Dividends ($0.42 per share)					(11,303)	(11,303)
Balance, September 30, 2022	26,911	$474,697	$35	$(290,797)	$355,053	$538,988

Balance, December 31, 2021	26,866	$471,008	$35	$49,664	$306,395	$827,102
Net income for the period					82,690	82,690
Other comprehensive loss				(340,461)		(340,461)
Exercise of stock options	39	2,171				2,171
Restricted stock activity	8	492				492
Stock based compensation	-	1,017				1,017
Stock awarded to employees	1	74				74
Retirement of common stock	(3)	(65)			(153)	(218)
Dividends ($1.26 per share)					(33,879)	(33,879)
Balance, September 30, 2022	26,911	$474,697	$35	$(290,797)	$355,053	$538,988

Balance, June 30, 2021	26,865	$470,330	$35	$86,921	$284,910	$842,196
Net income for the period					22,063	22,063
Other comprehensive loss				(15,637)		(15,637)
Exercise of stock options	-	-				-
Stock based compensation	-	324				324
Stock awarded to employees	1	22				22
Dividends ($0.41 per share)					(11,015)	(11,015)
Balance, September 30, 2021	26,866	$470,676	$35	$71,284	$295,958	$837,953

Balance, December 31, 2020	26,807	$466,006	$35	$114,412	$264,356	$844,809
Net income for the period					64,789	64,789
Other comprehensive loss				(43,128)		(43,128)
Exercise of stock options	53	3,017				3,017
Restricted stock activity	9	526				526
Stock based compensation	-	1,100				1,100
Stock awarded to employees	1	93				93
Retirement of common stock	(4)	(66)			(166)	(232)
Dividends ($1.23 per share)					(33,021)	(33,021)
Balance, September 30, 2021	26,866	$470,676	$35	$71,284	$295,958	$837,953

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	Ended September 30,
	2022	2021
	(In thousands)
Operating Activities:
Net income	$82,690	$64,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,736	11,748
Provision for credit losses	-	-
Net amortization of deferred loan fees	(1,445)	(4,671)
Stock option compensation expense	1,017	1,100
Life insurance gains	(923)	-
Securities gains	-	(34)
Net changes in:
Interest income receivable	(13,985)	(282)
Other assets	(5,317)	(13,255)
Income taxes payable	3,055	4,580
Net deferred tax asset	510	(3,109)
Interest expense payable	21	(8)
Other liabilities	(7,476)	10,272
Net Cash Provided by Operating Activities	71,883	71,130
Investing Activities:
Net repayments of loans	88,242	128,791
Purchases of debt securities available for sale	(619,601)	(1,593,799)
Purchases of debt securities held to maturity	(718,940)	-
Proceeds from maturity/calls of debt securities available for sale	391,548	1,040,179
Proceeds from maturity/calls of debt securities held to maturity	89,246	157,221
Purchases of premises and equipment	(812)	(1,052)
Net Cash Used in Investing Activities	(770,317)	(268,660)
Financing Activities:
Net change in deposits	81,300	600,982
Net change in short-term borrowings	(69,360)	16,557
Exercise of stock options	2,171	3,017
Retirement of common stock	(218)	(232)
Common stock dividends paid	(33,879)	(33,021)
Net Cash (Used in) Provided by Financing Activities	(19,986)	587,303
Net Change In Cash and Due from Banks	(718,420)	389,773
Cash and Due from Banks at Beginning of Period	1,132,085	621,275
Cash and Due from Banks at End of Period	$413,665	$1,011,048

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$2,925	$4,972
Securities purchases pending settlement	-	81,618
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	4,553	4,791
Interest paid for the period	1,429	1,459
Income tax payments for the period	25,240	21,300

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Note 3:  Investment Securities

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $7 thousand at September 30, 2022 and December 31, 2021, follows:

	At September 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities ("MBS")	$326,577	$3	$(29,891)	$296,689
Securities of U.S. Government sponsored entities	289,105	-	(16,580)	272,525
Obligations of states and political subdivisions	85,178	50	(4,241)	80,987
Corporate securities	2,491,591	1,085	(354,168)	2,138,508
Collateralized loan obligations	1,596,730	497	(9,605)	1,587,622
Total debt securities available for sale	4,789,181	1,635	(414,485)	4,376,331
Debt securities held to maturity
Agency residential MBS	112,371	20	(8,278)	104,113
Obligations of states and political subdivisions	103,749	29	(1,654)	102,124
Corporate securities	720,154	-	(47,929)	672,225
Total debt securities held to maturity	936,274	49	(57,861)	878,462
Total	$5,725,455	$1,684	$(472,346)	$5,254,793

	At December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential MBS	$399,997	$11,766	$(37)	$411,726
Securities of U.S. Government entities	119	-	-	119
Obligations of states and political subdivisions	90,107	3,842	(29)	93,920
Corporate securities	2,692,792	63,573	(9,630)	2,746,735
Collateralized loan obligations	1,385,331	1,743	(719)	1,386,355
Total debt securities available for sale	4,568,346	80,924	(10,415)	4,638,855
Debt securities held to maturity
Agency residential MBS	148,390	3,114	(37)	151,467
Obligations of states and political subdivisions	158,013	3,082	-	161,095
Total debt securities held to maturity	306,403	6,196	(37)	312,562
Total	$4,874,749	$87,120	$(10,452)	$4,951,417

[The remainder of this page intentionally left blank]

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At September 30, 2022
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$331,756	$329,956	$14,686	$14,634
Over 1 to 5 years	557,420	523,563	170,979	165,738
Over 5 to 10 years	2,823,019	2,482,869	638,238	593,977
Over 10 years	750,409	743,254	-	-
Subtotal	4,462,604	4,079,642	823,903	774,349
MBS	326,577	296,689	112,371	104,113
Total	$4,789,181	$4,376,331	$936,274	$878,462

	At December 31, 2021
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$306,333	$309,257	$15,836	$15,941
Over 1 to 5 years	707,062	738,057	125,001	127,539
Over 5 to 10 years	2,320,559	2,347,242	17,176	17,615
Over 10 years	834,395	832,573	-	-
Subtotal	4,168,349	4,227,129	158,013	161,095
MBS	399,997	411,726	148,390	151,467
Total	$4,568,346	$4,638,855	$306,403	$312,562

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At September 30, 2022
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	114	$295,984	$(29,890)	2	$39	$(1)	116	$296,023	$(29,891)
Securities of U.S. Government sponsored entities	19	272,525	(16,580)	-	-	-	19	272,525	(16,580)
Obligations of states and political subdivisions	63	66,998	(4,148)	3	1,309	(93)	66	68,307	(4,241)
Corporate securities	156	1,787,045	(256,786)	36	323,597	(97,382)	192	2,110,642	(354,168)
Collateralized loan obligations	58	535,175	(8,768)	16	151,448	(837)	74	686,623	(9,605)
Total	410	$2,957,727	$(316,172)	57	$476,393	$(98,313)	467	$3,434,120	$(414,485)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At September 30, 2022
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	93	$102,485	$(8,183)	3	$710	$(95)	96	$103,195	$(8,278)
Obligations of states and political subdivisions	99	82,394	(1,654)	-	-	-	99	82,394	(1,654)
Corporate securities	49	657,226	(47,929)	-	-	-	49	657,226	(47,929)
Total	241	$842,105	$(57,766)	3	$710	$(95)	244	$842,815	$(57,861)

Based upon the Company’s September 30, 2022 evaluation, the unrealized losses on debt securities were caused by market conditions for these types of securities. In the nine months ended September 30, 2022, the market yields on five-year and ten-year Treasury notes have increased 2.83% and 2.32%, respectively; these increasing risk-free interest rates have caused large declines in bond values generally. Additionally, market rates for non-Treasury bonds are determined by the risk-free interest rate plus a risk premium spread; such spreads for investment grade, fixed rate, taxable corporate bonds have increased 0.67% in the nine months ended September 30, 2022, also broadly reducing corporate bond values. The Company continually monitors interest rate changes, risk premium spread changes, credit rating changes for issuers of bonds owned, collateralized loan obligations’ collateral levels, and, corporate bond issuers’ common stock price changes. All collateralized loan obligations and corporate bonds were investment grade rated at September 30, 2022.

The Company does not intend to sell any debt securities available for sale with an unrealized loss and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis.

The Company evaluates held to maturity corporate securities individually, monitoring each issuer’s financial condition, profitability, cash flows and credit rating agency conclusions. The Company has an expectation that nonpayment of the amortized cost basis continues to be zero.

The fair values of debt securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuers’ financial condition deteriorates, or the liquidity for debt securities declines. As a result, significant credit losses on debt securities may occur in the future.

As of September 30, 2022 and December 31, 2021, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $1,023,398 thousand and $1,021,566 thousand, respectively.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At December 31, 2021
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	7	$8,900	$(37)	2	$47	$-	9	$8,947	$(37)
Securities of U.S. Government entities	-	-	-	1	119	-	1	119	-
Obligations of states and political subdivisions	6	2,859	(27)	2	669	(2)	8	3,528	(29)
Corporate securities	56	691,555	(9,630)	-	-	-	56	691,555	(9,630)
Collateralized loan obligations	19	208,199	(521)	8	51,523	(198)	27	259,722	(719)
Total	88	$911,513	$(10,215)	13	$52,358	$(200)	101	$963,871	$(10,415)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At December 31, 2021
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	1	$542	$(19)	3	$530	$(18)	4	$1,072	$(37)
Total	1	$542	$(19)	3	$530	$(18)	4	$1,072	$(37)

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

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

	For the Nine Months Ended September 30,
	2022	2021
	(In thousands)
Allowance for credit losses:
Beginning balance	$7	$9
Provision (Reversal)	-	(2)
Chargeoffs	-	-
Recoveries	-	-
Total ending balance	$7	$7

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At September 30, 2022, no credit loss allowance was assigned to corporate securities held to maturity.

The following table summarizes the amortized cost of debt securities held to maturity at September 30, 2022, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At September 30, 2022
	AAA/AA/A	BBB+	B-	Not Rated	Total
	(In thousands)
Agency residential MBS	$111,837	$-	$487	$47	$112,371
Obligations of states and political subdivisions	103,484	-	-	265	103,749
Corporate securities	466,906	253,248	-	-	720,154
Total	$682,227	$253,248	$487	$312	$936,274

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of September 30, 2022.

[The remainder of this page intentionally left blank]

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months		For the Nine Months
	Ended September 30,
	2022	2021	2022	2021
	(In thousands)

Taxable	$44,461	$26,674	$105,286	$78,564
Tax-exempt from federal income tax	1,391	1,978	4,568	6,638
Total interest income from investment securities	$45,852	$28,652	$109,854	$85,202

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At September 30,	At December 31,
	2022	2021
	(In thousands)
Commercial:
Paycheck Protection Program ("PPP") loans	$6,095	$45,888
Other	174,321	187,202
Total Commercial	180,416	233,090
Commercial Real Estate	492,749	535,261
Construction	2,635	48
Residential Real Estate	14,719	18,133
Consumer Installment & Other	288,514	281,594
Total	$979,033	$1,068,126

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

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2022
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,536	$5,916	$96	$35	$9,730	$22,313
(Reversal) provision	(164)	14	32	-	118	-
Chargeoffs	-	-	-	-	(1,917)	(1,917)
Recoveries	72	14	-	-	736	822
Total allowance for credit losses	$6,444	$5,944	$128	$35	$8,667	$21,218

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2022
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,966	$6,529	$2	$45	$9,972	$23,514
(Reversal) provision	(837)	(631)	126	(10)	1,352	-
Chargeoffs	(20)	-	-	-	(4,522)	(4,542)
Recoveries	335	46	-	-	1,865	2,246
Total allowance for credit losses	$6,444	$5,944	$128	$35	$8,667	$21,218

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2021
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,858	$6,752	$5	$57	$10,065	$23,737
Provision (reversal)	10	(754)	(3)	(7)	756	2
Chargeoffs	(56)	-	-	-	(916)	(972)
Recoveries	80	705	-	-	330	1,115
Total allowance for credit losses	$6,892	$6,703	$2	$50	$10,235	$23,882

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2021
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$9,205	$5,660	$6	$47	$8,936	$23,854
(Reversal) provision	(2,425)	314	(4)	3	2,114	2
Chargeoffs	(56)	-	-	-	(2,176)	(2,232)
Recoveries	168	729	-	-	1,361	2,258
Total allowance for credit losses	$6,892	$6,703	$2	$50	$10,235	$23,882

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At September 30, 2022
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$179,923	$480,476	$2,635	$13,669	$286,386	$963,089
Substandard	493	12,273	-	1,050	419	14,235
Doubtful	-	-	-	-	739	739
Loss	-	-	-	-	970	970
Total	$180,416	$492,749	$2,635	$14,719	$288,514	$979,033

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2021
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$232,710	$521,300	$48	$16,874	$278,922	$1,049,854
Substandard	380	13,961	-	1,259	1,207	16,807
Doubtful	-	-	-	-	931	931
Loss	-	-	-	-	534	534
Total	$233,090	$535,261	$48	$18,133	$281,594	$1,068,126

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At September 30, 2022
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$179,272	$1,041	$53	$-	$50	$180,416
Commercial real estate	491,955	367	371	-	56	492,749
Construction	2,635	-	-	-	-	2,635
Residential real estate	14,425	265	-	-	29	14,719
Consumer installment and other	282,954	3,739	990	769	62	288,514
Total	$971,241	$5,412	$1,414	$769	$197	$979,033

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2021
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$232,444	$383	$263	$-	$-	$233,090
Commercial real estate	534,748	223	-	-	290	535,261
Construction	48	-	-	-	-	48
Residential real estate	17,855	141	-	-	137	18,133
Consumer installment and other	276,793	3,184	1,013	339	265	281,594
Total	$1,061,888	$3,931	$1,276	$339	$692	$1,068,126

There was no allowance for credit losses allocated to loans on nonaccrual status as of September 30, 2022 or December 31, 2021. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2022 or December 31, 2021.

The following tables provide information on troubled debt restructurings (TDRs):

	Troubled Debt Restructurings
	At September 30, 2022
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	2	$2,785	$1,760	$-
Total	2	$2,785	$1,760	$-

	Troubled Debt Restructurings
	At December 31, 2021
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	2	$2,785	$1,793	$-
Residential real estate	1	241	172	-
Total	3	$3,026	$1,965	$-

During the three and nine months ended September 30, 2022, the Company did not modify any loans that were considered TDRs. During the three and nine months ended September 30, 2021, the Company did not modify any loans that were considered TDRs for accounting purposes. Section 4013 of the CARES Act allowed certain loan modifications for borrowers impacted by the COVID-19 pandemic to be excluded from TDR accounting. This relief ended on January 1, 2022. During the three and nine months ended September 30, 2021, the Company modified loans under Section 4013 of the CARES Act, granting 90 day deferrals of principal and interest payments. As of September 30, 2021, loans deferred under the CARES Act that are not considered TDRs consisted of consumer loans totaling $1.0 million. There were no chargeoffs related to TDRs made during the three and nine months ended September 30, 2022 and September 30, 2021. During the three and nine months ended September 30, 2022 and September 30, 2021, no TDR loans defaulted within 12 months of the modification date. A troubled debt restructuring is considered to be in default when payments are 90 days or more past due.

No loans on nonaccrual status were included in TDRs of $1,760 thousand at September 30, 2022 and $1,965 thousand at December 31, 2021.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans that were considered collateral dependent at September 30, 2022 included the following: six commercial real estate loans totaling $9.0 million secured by real property, $726 thousand of indirect consumer installment loans secured by personal property, one commercial loan with a balance of $204 thousand secured by business assets, and one residential real estate loans totaling $62 thousand secured by real property. There were no other collateral dependent loans at September 30, 2022. Loans that were considered collateral dependent at December 31, 2021 included the following: five commercial real estate loans totaling $8.4 million secured by real property, $394 thousand of indirect consumer installment loans secured by personal property, one commercial loan with a balance of $57 thousand secured by business assets, and three residential real estate loans totaling $420 thousand secured by real property. There were no other collateral dependent loans at December 31, 2021.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At September 30, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$33,823	$7,392	$13,442	$18,059	$62,055	$16,533	$151,304	$28,619	$179,923
Substandard	24	15	-	-	-	204	243	250	493
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$33,847	$7,407	$13,442	$18,059	$62,055	$16,737	$151,547	$28,869	$180,416

	At December 31, 2021
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$34,784	$3,999	$8,690	$16,919	$30,694	$98,799	$193,885	$38,825	$232,710
Substandard	32	-	-	-	-	57	89	291	380
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$34,816	$3,999	$8,690	$16,919	$30,694	$98,856	$193,974	$39,116	$233,090

	At September 30, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$155,099	$59,294	$74,660	$74,703	$73,851	$42,869	$480,476	$-	$480,476
Substandard	8,354	-	832	810	-	2,277	12,273	-	12,273
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$163,453	$59,294	$75,492	$75,513	$73,851	$45,146	$492,749	$-	$492,749

[The remainder of this page intentionally left blank]

	At December 31, 2021
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$116,181	$87,921	$78,200	$78,647	$83,642	$76,709	$521,300	$-	$521,300
Substandard	10,993	-	-	2,016	823	129	13,961	-	13,961
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$127,174	$87,921	$78,200	$80,663	$84,465	$76,838	$535,261	$-	$535,261

	At September 30, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade
Pass	$13,669	$-	$-	$-	$-	$-	$13,669	$-	$13,669
Substandard	1,050	-	-	-	-	-	1,050	-	1,050
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$14,719	$-	$-	$-	$-	$-	$14,719	$-	$14,719

	At December 31, 2021
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Residential Real Estate loans by grade
Pass	$16,874	$-	$-	$-	$-	$-	$16,874	$-	$16,874
Substandard	1,259	-	-	-	-	-	1,259	-	1,259
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$18,133	$-	$-	$-	$-	$-	$18,133	$-	$18,133

	At September 30, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade
Pass	$-	$-	$-	$-	$-	$-	$-	$2,635	$2,635
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$2,635	$2,635

	At December 31, 2021
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade
Pass	$-	$-	$-	$-	$-	$-	$-	$48	$48
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$48	$48

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At September 30, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$8,034	$15,870	$25,405	$40,262	$84,632	$88,962	$263,165	$19,789	$282,954
30-59 days past due	131	368	446	700	1,386	685	3,716	23	3,739
60-89 days past due	15	41	67	317	331	219	990	-	990
Past due 90 days or more	31	63	134	99	174	253	754	15	769
Nonaccrual	-	-	-	-	-	-	-	62	62
Total	$8,211	$16,342	$26,052	$41,378	$86,523	$90,119	$268,625	$19,889	$288,514

	At December 31, 2021
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$7,884	$10,162	$25,932	$37,999	$58,178	$113,899	$254,054	$22,739	$276,793
30-59 days past due	197	139	634	504	662	1,034	3,170	14	3,184
60-89 days past due	5	20	156	150	186	408	925	88	1,013
Past due 90 days or more	1	17	81	62	109	40	310	29	339
Nonaccrual	-	-	-	-	-	-	-	265	265
Total	$8,087	$10,338	$26,803	$38,715	$59,135	$115,381	$258,459	$23,135	$281,594

There were no loans held for sale at September 30, 2022 and December 31, 2021.

The Company held no other real estate owned (OREO) at September 30, 2022 and December 31, 2021. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $62 thousand at September 30, 2022 and $247 thousand at December 31, 2021.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations as applicable to the Bank: (a) unsecured credits shall not exceed 15 percent of the sum of the common stock outstanding and unimpaired, perpetual preferred stock outstanding and unimpaired, capital surplus, undivided profits, and allowance for credit losses less intangible assets of the Bank, or (b) secured and unsecured credits in all shall not exceed 25 percent of the sum of the common stock outstanding and unimpaired, perpetual preferred stock outstanding and unimpaired, capital surplus, undivided profits, and allowance for credit losses less intangible assets of the Bank. At September 30, 2022, the Bank did not have credit extended to any one entity exceeding these limits. At September 30, 2022, the Bank had 29 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $33,342 thousand and $34,226 thousand at September 30, 2022 and December 31, 2021, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At September 30, 2022, the Bank held corporate bonds in 120 issuing entities that exceeded $5 million for each issuer.

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At September 30,	At December 31,
	2022	2021
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	63,111	63,107
Net deferred tax asset	139,887	-
Right-of-use asset	16,576	17,980
Limited partnership investments	35,852	37,145
Interest receivable	49,506	35,521
Prepaid assets	4,476	4,757
Other assets	17,239	12,678
Total other assets	$340,874	$185,415

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

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. Visa Inc. disclosed a revised conversion rate applicable to its class B common stock in its Form 8-K dated July 6, 2022. The conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, was reduced from 1.6181 to 1.6059 per share, effective as of June 29, 2022. Visa Inc. class A common stock had a closing price of $177.65 per share on September 30, 2022, the last day of stock market trading for the third quarter 2022. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At September 30, 2022, these investments totaled $35,852 thousand and $25,017 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2021, these investments totaled $37,145 thousand and $26,485 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At September 30, 2022, the $25,017 thousand of outstanding equity capital commitments are expected to be paid as follows: $2,519 thousand in the remainder of 2022, $12,200 thousand in 2023, $9,169 thousand in 2024, $244 thousand in 2025, $128 thousand in 2026, $207 thousand in 2027, and $550 thousand in 2028 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Nine Months Ended
	September 30,
	2022	2021	2022	2021
	(In thousands)
Investment loss included in pre-tax income	$1,431	$620	$4,293	$1,820
Tax credits recognized in provision for income taxes	804	200	2,412	650

Other liabilities consisted of the following:

	At September 30,	At December 31,
	2022	2021
	(In thousands)
Net deferred tax liability	$-	$2,501
Operating lease liability	16,576	17,980
Other liabilities	49,319	53,241
Total other liabilities	$65,895	$73,722

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of September 30, 2022.

As of September 30, 2022, the Company’s lease liability and right-of-use asset were $16,576 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.8 years and 1.79%, respectively, at September 30, 2022.  The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of September 30, 2022.

Total lease costs during the three and nine months ended September 30, 2022, of $1,664 thousand and $4,934 thousand, respectively, were recorded within occupancy and equipment expense. Total lease costs during the three and nine months ended September 30, 2021, of $1,637 thousand and $4,949 thousand, respectively, were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the nine months ended September 30, 2022 and September 30, 2021.

[The remainder of this page intentionally left blank]

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At September 30,
2022
(In thousands)
The remainder of 2022	$1,509
2023	5,687
2024	4,110
2025	2,872
2026	1,307
Thereafter	1,628
Total minimum lease payments	17,113
Less: discount	(537)
Present value of lease liability	$16,576

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three and nine months ended September 30, 2022 and year ended December 31, 2021. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three and nine months ended September 30, 2022 and year ended December 31, 2021 no such adjustments were recorded.

The carrying values of goodwill were:

	At September 30, 2022	At December 31, 2021
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At September 30, 2022		At December 31, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(56,164)	$56,808	$(55,973)

As of September 30, 2022, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the nine months ended September 30, 2022 (actual)	$191
The remainder of 2022	61
2023	236
2024	222
2025	125

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At September 30,	At December 31,
	2022	2021
	(In thousands)
Noninterest-bearing	$3,069,907	$3,069,080
Interest-bearing:
Transaction	1,338,855	1,260,869
Savings	1,949,711	1,940,395
Time deposits less than $100 thousand	68,854	72,527
Time deposits $100 thousand through $250 thousand	45,315	47,666
Time deposits more than $250 thousand	22,614	23,419
Total deposits	$6,495,256	$6,413,956

Demand deposit overdrafts of $871 thousand and $611 thousand were included as loan balances at September 30, 2022 and December 31, 2021, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $39 thousand and $120 thousand for the three and nine months ended September 30, 2022, respectively, and $58 thousand and $204 thousand for the three and nine months ended September 30, 2021, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At September 30,	At December 31,
	2022	2021
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$30,862	$42,295
Corporate securities	197,812	254,005
Total collateral carrying value	$228,674	$296,300
Total short-term borrowed funds	$76,886	$146,246

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

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 includes mutual funds, federal agency securities, mortgage-backed securities, corporate securities, commercial paper, collateralized loan obligations, municipal bonds and securities of U.S government entities and U.S. government sponsored entities.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At September 30, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$296,689	$-	$296,689	$-
Securities of U.S. Government sponsored entities	272,525	-	272,525	-
Obligations of states and political subdivisions	80,987	-	80,987	-
Corporate securities	2,138,508	-	2,138,508	-
Collateralized loan obligations	1,587,622	-	1,587,622	-
Total debt securities available for sale	$4,376,331	$-	$4,376,331	$-

(1)   There were no transfers in to or out of level 3 during the nine months ended September 30, 2022.

[The remainder of this page intentionally left blank]

	At December 31, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$411,726	$-	$411,726	$-
Securities of U.S. Government entities	119	-	119	-
Obligations of states and political subdivisions	93,920	-	93,920	-
Corporate securities	2,746,735	-	2,746,735	-
Collateralized loan obligations	1,386,355	-	1,386,355	-
Total debt securities available for sale	$4,638,855	$-	$4,638,855	$-

(1)   There were no transfers in to or out of level 3 during the year ended December 31, 2021.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at September 30, 2022 and December 31, 2021, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Nine
					Months Ended
	At September 30, 2022				September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$225	$-	$-	$225	$-
Total assets measured at fair value on a nonrecurring basis	$225	$-	$-	$225	$-

					For the
					Year Ended
	At December 31, 2021				December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$225	$-	$-	$225	$-
Residential real estate	172	-	-	172	-
Total assets measured at fair value on a nonrecurring basis	$397	$-	$-	$397	$-

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

	At September 30, 2022
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$413,665	$413,665	$413,665	$-	$-
Debt securities held to maturity	936,267	878,462	-	878,462	-
Loans	957,815	911,315	-	-	911,315

Financial Liabilities:
Deposits	$6,495,256	$6,494,193	$-	$6,358,473	$135,720
Short-term borrowed funds	76,886	76,886	-	76,886	-

	At December 31, 2021
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$1,132,085	$1,132,085	$1,132,085	$-	$-
Debt securities held to maturity	306,396	312,562	-	312,562	-
Loans	1,044,612	1,059,072	-	-	1,059,072

Financial Liabilities:
Deposits	$6,413,956	$6,413,244	$-	$6,270,344	$142,900
Short-term borrowed funds	146,246	146,246	-	146,246	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not cancellable unconditionally by the Company aggregated $33,342 thousand at September 30, 2022. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $217,756 thousand at September 30, 2022 and $233,850 thousand at December 31, 2021. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $1,878 thousand at September 30, 2022 and $3,693 thousand at December 31, 2021. Commitments for commercial and similar letters of credit totaled $95 thousand at September 30, 2022 and December 31, 2021. The Company had $880 thousand in outstanding full recourse guarantees to a third party credit card company at September 30, 2022 and $580 thousand at December 31, 2021. At September 30, 2022, the Company had a reserve for unfunded commitments of $201 thousand for the above-mentioned loan commitments of $33,342 thousand that are not cancellable unconditionally by the Company. The Company’s reserve for unfunded commitments was $201 thousand at December 31, 2021. The reserve for unfunded commitments is included in other liabilities.

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

	For the Three Months		For the Nine Months
	Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$34,760	$22,063	$82,690	$64,789
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,906	26,866	26,889	26,851
Basic earnings per common share	$1.29	$0.82	$3.08	$2.41
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,906	26,866	26,889	26,851
Add common stock equivalents for options	10	9	12	17
Weighted average number of common shares outstanding - diluted (denominator)	26,916	26,875	26,901	26,868
Diluted earnings per common share	$1.29	$0.82	$3.07	$2.41

For the three and nine months ended September 30, 2022, options to purchase 812 thousand and 809 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months		For the Nine Months
	Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE)(1)	$60,780	$43,952	$152,620	$131,034
Provision for Credit Losses	-	-	-	-
Noninterest Income	11,818	11,282	34,658	32,503
Noninterest Expense	24,767	24,697	74,271	73,894
Income Before Income Taxes (FTE)(1)	47,831	30,537	113,007	89,643
Income Tax Provision (FTE)(1)	13,071	8,474	30,317	24,854
Net Income	$34,760	$22,063	$82,690	$64,789

Average Common Shares Outstanding	26,906	26,866	26,889	26,851
Average Diluted Common Shares Outstanding	26,916	26,875	26,901	26,868
Common Shares Outstanding at Period End	26,911	26,866

Per Common Share:
Basic Earnings	$1.29	$0.82	$3.08	$2.41
Diluted Earnings	1.29	0.82	3.07	2.41
Book Value	20.03	31.19

Financial Ratios:
Return on Assets	1.85%	1.22%	1.49%	1.25%
Return on Common Equity	17.08%	11.58%	13.98%	11.62%
Net Interest Margin (FTE)(1)	3.44%	2.60%	2.90%	2.67%
Net Loan Losses (Recoveries) to Average Loans	0.44%	(0.05% )	0.30%	0.00%
Efficiency Ratio(2)	34.1%	44.7%	39.7%	45.2%

Average Balances:
Assets	$7,472,304	$7,158,462	$7,433,140	$6,939,636
Loans	989,033	1,176,114	1,009,314	1,227,971
Investment Securities	5,552,588	4,615,540	5,172,003	4,484,084
Deposits	6,495,051	6,223,500	6,437,943	6,017,175
Shareholders' Equity	807,428	755,682	790,691	745,382

Period End Balances:
Assets	$7,177,025	$7,403,573
Loans	979,033	1,132,472
Investment Securities	5,312,605	4,958,819
Deposits	6,495,256	6,288,961
Shareholders' Equity	538,988	837,953

Capital Ratios at Period End:
Total Risk Based Capital	14.67%	15.54%
Tangible Equity to Tangible Assets	5.91%	9.83%

Dividends Paid Per Common Share	$0.42	$0.41	$1.26	$1.23
Common Dividend Payout Ratio	33%	50%	41%	51%

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

Financial Overview

Westamerica Bancorporation and subsidiaries (collectively, the “Company”) reported net income of $34.8 million or $1.29 diluted earnings per common share (“EPS”) for the third quarter of 2022 and net income of $82.7 million or $3.07 EPS for the nine months ended September 30, 2022. Third quarter 2022 results included a $923 thousand life insurance gain equivalent to EPS of $0.03. Results for 2022 compare with net income of $22.1 million or $0.82 EPS for the third quarter 2021 and net income of $64.8 million or $2.41 EPS for the nine months ended September 30, 2021. Results for 2021 include “make-whole” interest income on corporate bonds redeemed prior to maturity of $732 thousand for the third quarter 2021, which increased EPS $0.02, and $2.8 million for the first nine months of 2021, which increased EPS $0.07.

In response to the high levels of inflation during a period of tight employment conditions, the Federal Open Market Committee of the Federal Reserve Board (“FOMC”) has tightened monetary policy through reduced bond purchases and increases to the overnight federal funds interest rate. The FOMC started to increase the target federal funds rate in March 2022. A September 21, 2022 Federal Reserve press release stated, “Recent indicators point to modest growth in spending and production. Job gains have been robust in recent months, and the unemployment rate has remained low. Inflation remains elevated, reflecting supply and demand imbalances related to the pandemic, higher food and energy prices, and broader price pressures. Russia’s war against Ukraine is causing tremendous human and economic hardship. The war and related events are creating additional upward pressure on inflation and weighing on global economic activity. The Committee is highly attentive to inflation risks.” On September 21, 2022, the FOMC increased the target federal funds ranging from 3% to 3.25% and “anticipates that ongoing increases in the target range will be appropriate” as it stated in the press release. The FOMC increased the interest rate paid on reserve balances to 3.15% effective September 22, 2022. On November 2, 2022, the FOMC announced its decision to increase the target federal funds ranging from 3.75% to 4% and the interest rate paid on reserve balances to 3.90% effective November 3, 2022. The Bank maintains deposit balances at the Federal Reserve Bank; the amount that earns interest is identified as “interest-bearing cash”.

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

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$60,780	$43,952	$152,620	$131,034
Provision for credit losses	-	-	-	-
Noninterest income	11,818	11,282	34,658	32,503
Noninterest expense	24,767	24,697	74,271	73,894
Income before taxes (FTE)	47,831	30,537	113,007	89,643
Income tax provision (FTE)	13,071	8,474	30,317	24,854
Net income	$34,760	$22,063	$82,690	$64,789

Average diluted common shares	26,916	26,875	26,901	26,868
Diluted earnings per common share	$1.29	$0.82	$3.07	$2.41

Average total assets	$7,472,304	$7,158,462	$7,433,140	$6,939,636
Net income to average total assets (annualized)	1.85%	1.22%	1.49%	1.25%
Net income to average common shareholders' equity (annualized)	17.08%	11.58%	13.98%	11.62%

Net income for the third quarter 2022 increased $12.7 million compared with the third quarter 2021. Net interest and loan fee income (FTE) increased $16.8 million in the third quarter 2022 compared with the third quarter 2021 due to higher average balances of investment debt securities and higher yield on investment debt securities and interest-bearing cash, partially offset by lower average balances of loans. The provision for credit losses was zero for the third quarter 2022 and the third quarter 2021, reflecting Management's estimate of credit losses over the remaining life of its loans and investment debt securities. Third quarter 2022 noninterest income increased $536 thousand compared with third quarter 2021. Third quarter 2022 noninterest income included a $923 thousand life insurance gain. Third quarter 2022 noninterest expense remained at the same level compared with the third quarter 2021. The tax rate (FTE) was 27.3% for the third quarter 2022 and 27.8% for the third quarter 2021.

Net income for the nine months ended September 30, 2022 increased $17.9 million compared with the nine months ended September 30, 2021. Net interest and loan fee income (FTE) increased $21.6 million in the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 due to higher average balances of investment debt securities and higher yield on interest-earning assets, partially offset by lower average balances of loans. The provision for credit losses was zero for the nine months ended September 30, 2022 and the nine months ended September 30, 2021, reflecting Management's estimate of credit losses over the remaining life of its loans and investment debt securities. Noninterest income in the nine months ended September 30, 2022 increased $2.2 million compared with the nine months ended September 30, 2021 primarily due to a $1.2 million reconciling payment from a payments network, a $923 thousand life insurance gain and higher fee income on deposit accounts. Noninterest expense in the nine months ended September 30, 2022 increased $377 thousand primarily due to higher estimated operating losses on limited partnership investments in low-income housing, partially offset by decreases in salaries and related benefits resulting from attrition and lower professional fees. The tax rate (FTE) was 26.8% for the nine months ended September 30, 2022 compared with 27.7% for the nine months ended September 30, 2021.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Interest and loan fee income	$60,802	$43,810	$152,558	$130,402
FTE adjustment	465	634	1,512	2,083
Interest expense	487	492	1,450	1,451
Net interest and loan fee income (FTE)	$60,780	$43,952	$152,620	$131,034

Average earning assets	$7,041,313	$6,754,281	$7,013,627	$6,535,949
Net interest margin (FTE) (annualized)	3.44%	2.60%	2.90%	2.67%

Net interest and loan fee income (FTE) increased $16.8 million in the third quarter 2022 compared with the third quarter 2021 due to higher average balances of investment securities (up $937 million) and higher yield on investment debt securities (up 0.80%) and interest-bearing cash (up 2.00%), partially offset by lower average balances of loans (down $187 million).

Net interest and loan fee income (FTE) increased $21.6 million in the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 due to higher average balances of investment securities (up $688 million) and higher yield on interest-earning assets (up 0.23%), partially offset by lower average balances of loans (down $219 million).

The annualized net interest margin (FTE) was 3.44% in the third quarter 2022 and 2.90% in the first nine months of 2022 compared with 2.60% in the third quarter 2021 and 2.67% in the first nine months of 2021.

The Company’s funding costs were 0.03% in the third quarter 2022 and 2021 and in the first nine months of 2022 and 2021. Average balances of time deposits in the first nine months of 2022 declined $13 million from the first nine months of 2021. Average balances of checking and saving deposits increased $434 million in the first nine months of 2022 compared with the first nine months of 2021. Average balances of those checking and saving deposits accounted for 97.8% of average total deposits in the first nine months of 2022 compared with 97.4% of average total deposits in the first nine months of 2021.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months		For the Nine Months
	Ended September 30,
	2022	2021	2022	2021

Yield on earning assets (FTE)	3.47%	2.63%	2.93%	2.70%
Rate paid on interest-bearing liabilities	0.05%	0.06%	0.05%	0.06%
Net interest spread (FTE)	3.42%	2.57%	2.88%	2.64%
Impact of noninterest-bearing demand deposits	0.02%	0.03%	0.02%	0.03%
Net interest margin (FTE)	3.44%	2.60%	2.90%	2.67%

The increase in the Company’s yield on earning assets has been generated primarily by collateralized loan obligations (CLOs), held in debt securities available for sale portfolio, and interest-bearing cash. The CLOs have interest coupons that change once every three months by the amount of change in the three-month LIBOR and SOFR base rates. The average balances and yields of CLOs for the three months and nine months ended September 30, 2022 was $1,601 million yielding 4.00% and $1,559 million yielding 2.87%, respectively. The average balances and yields of CLOs for the three months and nine months ended September 30, 2021 was $1,148 million yielding 1.92% and $1,119 million yielding 2.06.%, respectively. The interest-bearing cash yield changes by the amount of change in the overnight federal funds rate on the effective date declared by the FOMC. The average balance and yields of interest-bearing cash for the three months and nine months ended September 30, 2022 was $500 million yielding 2.15% and $832 million yielding 0.86%, respectively. The average balance and yields of interest-bearing cash for the three months and nine months ended September 30, 2021 was $963 million yielding 0.15% and $824 million yielding 0.12%, respectively. The Company has other earning assets with variable yields such as commercial loans and lines of credit, consumer lines of credit and adjustable rate residential real estate loans, which are included in “other taxable loans” in the following “Summary of Average Balances, Yields/Rates and Interest Differential.”

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2022
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,356,955	$44,461	3.32%
Tax-exempt (1)	195,633	1,766	3.61%
Total investments (1)	5,552,588	46,227	3.33%
Loans:
Taxable
Paycheck Protection Program ("PPP") loans	10,453	533	20.24%
Other taxable	932,840	11,332	4.82%
Total taxable	943,293	11,865	4.99%
Tax-exempt (1)	45,740	433	3.76%
Total loans (1)	989,033	12,298	4.93%
Total interest-bearing cash	499,692	2,742	2.15%
Total Interest-earning assets (1)	7,041,313	61,267	3.47%
Other assets	430,991
Total assets	$7,472,304

Liabilities and shareholders' equity
Noninterest-bearing demand	$3,058,662	$-	-%
Savings and interest-bearing transaction	3,297,585	384	0.05%
Time less than $100,000	76,790	47	0.24%
Time $100,000 or more	62,014	39	0.25%
Total interest-bearing deposits	3,436,389	470	0.05%
Short-term borrowed funds	83,694	17	0.08%
Total interest-bearing liabilities	3,520,083	487	0.05%
Other liabilities	86,131
Shareholders' equity	807,428
Total liabilities and shareholders' equity	$7,472,304
Net interest spread (1) (2)			3.42%
Net interest and fee income and interest margin (1) (3)		$60,780	3.44%

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2021
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,322,464	$26,674	2.47%
Tax-exempt (1)	293,076	2,508	3.42%
Total investments (1)	4,615,540	29,182	2.53%
Loans:
Taxable
PPP loans	144,641	1,865	5.12%
Other taxable	981,074	12,534	5.07%
Total taxable	1,125,715	14,399	5.08%
Tax-exempt (1)	50,399	494	3.89%
Total loans (1)	1,176,114	14,893	5.02%
Total interest-bearing cash	962,627	369	0.15%
Total Interest-earning assets (1)	6,754,281	44,444	2.63%
Other assets	404,181
Total assets	$7,158,462

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,960,207	$-	-%
Savings and interest-bearing transaction	3,111,068	373	0.05%
Time less than $100,000	83,414	42	0.20%
Time $100,000 or more	68,811	58	0.33%
Total interest-bearing deposits	3,263,293	473	0.06%
Short-term borrowed funds	107,547	19	0.07%
Total interest-bearing liabilities	3,370,840	492	0.06%
Other liabilities	71,733
Shareholders' equity	755,682
Total liabilities and shareholders' equity	$7,158,462
Net interest spread (1) (2)			2.57%
Net interest and fee income and interest margin (1) (3)		$43,952	2.60%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Nine Months Ended September 30, 2022
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,951,926	$105,286	2.83%
Tax-exempt (1)	220,077	5,799	3.51%
Total investments (1)	5,172,003	111,085	2.86%
Loans:
Taxable
PPP loans	22,347	2,027	12.13%
Other taxable	940,209	34,392	4.89%
Total taxable	962,556	36,419	5.06%
Tax-exempt (1)	46,758	1,343	3.84%
Total loans (1)	1,009,314	37,762	5.00%
Total interest-bearing cash	832,310	5,223	0.83%
Total Interest-earning assets (1)	7,013,627	154,070	2.93%
Other assets	419,513
Total assets	$7,433,140

Liabilities and shareholders' equity
Noninterest-bearing demand	$3,020,892	$-	-%
Savings and interest-bearing transaction	3,275,781	1,134	0.05%
Time less than $100,000	77,952	129	0.22%
Time $100,000 or more	63,318	120	0.25%
Total interest-bearing deposits	3,417,051	1,383	0.05%
Short-term borrowed funds	121,310	67	0.07%
Total interest-bearing liabilities	3,538,361	1,450	0.05%
Other liabilities	83,196
Shareholders' equity	790,691
Total liabilities and shareholders' equity	$7,433,140
Net interest spread (1) (2)			2.88%
Net interest and fee income and interest margin (1) (3)		$152,620	2.90%

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended September 30, 2022
	Compared with
	For the Three Months Ended September 30, 2021
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$6,384	$11,403	$17,787
Tax-exempt (1)	(834)	92	(742)
Total investments (1)	5,550	11,495	17,045
Loans:
Taxable:
PPP loans	(1,730)	398	(1,332)
Other	(604)	(598)	(1,202)
Total taxable	(2,334)	(200)	(2,534)
Tax-exempt (1)	(45)	(16)	(61)
Total loans (1)	(2,379)	(216)	(2,595)
Total interest-bearing cash	(177)	2,550	2,373
Total increase in interest and loan fee income (1)	2,994	13,829	16,823
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	22	(11)	11
Time less than $100,000	(3)	8	5
Time $100,000 or more	(6)	(13)	(19)
Total interest-bearing deposits	13	(16)	(3)
Short-term borrowed funds	(4)	2	(2)
Total increase (decrease) in interest expense	9	(14)	(5)
Increase in net interest and loan fee income (1)	$2,985	$13,843	$16,828

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Nine Months Ended September 30, 2022
	Compared with
	For the Nine Months Ended September 30, 2021
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$15,086	$11,636	$26,722
Tax-exempt (1)	(2,799)	188	(2,611)
Total investments (1)	12,287	11,824	24,111
Loans:
Taxable:
PPP loans	(5,634)	1,230	(4,404)
Other	(2,084)	(357)	(2,441)
Total taxable	(7,718)	873	(6,845)
Tax-exempt (1)	(128)	(10)	(138)
Total loans (1)	(7,846)	863	(6,983)
Total interest-bearing cash	8	4,449	4,457
Total increase in interest and loan fee income (1)	4,449	17,136	21,585
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	95	(29)	66
Time less than $100,000	(10)	13	3
Time $100,000 or more	(20)	(64)	(84)
Total interest-bearing deposits	65	(80)	(15)
Short-term borrowed funds	8	6	14
Total increase (decrease) in interest expense	73	(74)	(1)
Increase in net interest and loan fee income (1)	$4,376	$17,210	$21,586

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

Provision for Credit Losses

The Company manages credit risk by enforcing conservative underwriting and administration procedures and aggressively pursuing collection efforts with debtors experiencing financial difficulties. The provision for credit losses reflects Management's assessment of credit risk in the loan portfolio and debt securities held to maturity portfolio during each of the periods presented.

The Company provided no provision for credit losses in the third quarter and first nine months of 2022, and the third quarter and first nine months of 2021, based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2022	2021	2022	2021
	(In thousands)

Service charges on deposit accounts	$3,737	$3,578	$11,006	$10,117
Merchant processing services	2,925	3,159	8,922	8,998
Debit card fees	1,594	1,740	6,175	5,132
Trust fees	810	839	2,462	2,467
ATM processing fees	594	573	1,514	1,792
Other service fees	463	475	1,392	1,435
Financial services commissions	79	95	314	260
Life insurance gains	923	-	923	-
Securities gains	-	-	-	34
Other noninterest income	693	823	1,950	2,268
Total	$11,818	$11,282	$34,658	$32,503

Third quarter 2022 noninterest income increased $536 thousand compared with third quarter 2021. Third quarter 2022 included a $923 thousand life insurance gain. Service charges on deposit accounts increased compared with the third quarter 2021 primarily due to higher fee income from overdrawn accounts. The increase in third quarter 2022 compared with third quarter 2021 was partially offset by decreases in merchant processing services and debit card fees resulting from lower transaction volumes.

First nine months of 2022 noninterest income increased $2.2 million compared with the first nine months of 2021 primarily due to a $1.2 million reconciling payment from a payments network, a $923 thousand life insurance gain and higher fee income on deposit accounts. The increases in the first nine months of 2022 compared with the first nine months of 2021 was partially offset by a decrease in ATM processing fees resulting from lower transaction volumes.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2022	2021	2022	2021
	(In thousands)

Salaries and related benefits	$11,311	$11,813	$34,643	$36,575
Occupancy and equipment	5,064	4,759	14,666	14,447
Outsourced data processing services	2,434	2,429	7,294	7,244
Limited partnership operating losses	1,431	620	4,293	1,820
Professional fees	582	724	2,054	2,496
Courier service	671	534	1,914	1,605
Other noninterest expense	3,274	3,818	9,407	9,707
Total	$24,767	$24,697	$74,271	$73,894

Third quarter 2022 noninterest expense remained at the same level compared with the third quarter 2021. Limited partnership operating losses increased $811 thousand in the third quarter 2022 compared with the third quarter 2021 due to higher estimated operating losses on limited partnership investments in low-income housing. Occupancy and equipment expense increased primarily due to software upgrades and branch closure. The increase in the third quarter 2022 compared with the third quarter 2021 was partially offset by a decrease in salaries and related benefits resulting from attrition.

First nine months of 2022 noninterest expense increased $377 thousand compared with the first nine months of 2021. Limited partnership operating losses increased $2.5 million due to higher estimated operating losses on limited partnership investments in low-income housing. The increase in the first nine months of 2022 compared with the first nine months of 2021 was partially offset by a decrease in salaries and related benefits resulting from attrition. Professional fees decreased in the first nine months of 2022 compared with the first nine months of 2021 due to lower legal fees.

Provision for Income Tax

The Company’s income tax provision (FTE) was $13.1 million for the third quarter 2022 and $30.3 million for the nine months ended September 30, 2022 compared with $8.5 million for the third quarter 2021 and $24.9 million for the nine months ended September 30, 2021. The effective tax rates (FTE) were 27.3% for the third quarter 2022 and 26.8% for the nine months ended September 30, 2022 compared with 27.8% for the third quarter 2021 and 27.7% for the nine months ended September 30, 2021.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, corporations, collateralized loan obligations and agency mortgage-backed securities.

Management manages the investment securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $5.3 billion at September 30, 2022 and $4.9 billion at December 31, 2021. The following table lists debt securities in the Company’s portfolio by type as of the indicated dates. Debt securities held to maturity  are listed at amortized cost before related reserve for expected credit losses of $7 thousand. Debt securities available for sale are listed at fair value.

	At September 30, 2022		At December 31, 2021
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$272,525	5%	$-	-%
Agency mortgage-backed securities	409,060	8%	559,358	11%
Obligations of states and political subdivisions	184,736	3%	251,933	5%
Corporate securities	2,858,662	54%	2,746,735	56%
Collateralized loan obligations	1,587,622	30%	1,386,355	28%
Other	-	-%	877	-%
Total	$5,312,605	100%	$4,945,258	100%

Debt securities available for sale	$4,376,331		$4,638,855
Debt securities held to maturity	936,274		306,403
Total	$5,312,605		$4,945,258

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

At September 30, 2022, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

The Company had no marketable equity securities at September 30, 2022 and December 31, 2021.

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At September 30, 2022		At December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$2,491,591	$2,138,508	$2,692,792	$2,746,735
Debt securities held to maturity	720,154	672,225	-	-
Total corporate securities	$3,211,745	$2,810,733	$2,692,792	$2,746,735

The following table summarizes total corporate securities by credit rating:

	At September 30, 2022		At December 31, 2021
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
AAA	$20,603	1%	$21,400	1%
AA+	19,781	1%	20,479	1%
AA	19,180	1%	19,781	1%
AA-	138,053	5%	105,373	4%
A+	250,287	9%	128,325	5%
A	510,487	18%	539,062	19%
A-	706,198	25%	628,089	23%
BBB+	775,597	27%	797,860	29%
BBB	370,547	13%	474,648	17%
BBB-	-	-%	11,718	-%
Total Corporate securities	$2,810,733	100%	$2,746,735	100%

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At September 30, 2022		At December 31, 2021
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,547,479	55%	$1,421,317	52%
Utilities	292,981	10%	208,522	7%
Industrial	243,052	9%	217,065	8%
Consumer, Non-cyclical	169,174	6%	271,069	10%
Communications	169,143	6%	161,537	6%
Technology	105,247	4%	127,853	5%
Consumer, Cyclical	102,715	4%	125,686	4%
Basic Materials	96,276	3%	114,964	4%
Energy	84,666	3%	98,722	4%
Total Corporate securities	$2,810,733	100%	$2,746,735	100%

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the bonds are denominated in United States dollars:

	At September 30, 2022
	Fair value	As a percent of total corporate securities
	($ in thousands)
United States of America	$2,040,206	73%
Canada	188,287	7%
United Kingdom	167,188	6%
Japan	156,900	5%
Switzerland	86,565	3%
France	84,914	3%
Netherlands	31,641	1%
Australia	23,025	1%
Belgium	19,919	1%
Germany	12,088	-%
Total Corporate securities	$2,810,733	100%

The Company’s $1.6 billion (fair value) in collateralized loan obligations at September 30, 2022, consist of investments in 148 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At September 30, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$568,760	$566,603
AA	1,027,970	1,021,019
Total	$1,596,730	$1,587,622

[The remainder of this page intentionally left blank]

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At September 30, 2022, the Company’s investment securities portfolios included securities issued by 153 state and local government municipalities and agencies located within 32 states. The largest exposure to any one municipality or agency was $4.8 million (fair value) represented by three general obligation bonds.

	At September 30, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$35,819	$35,075
Washington	13,362	13,063
Texas	8,594	8,201
Massachusetts	8,459	8,096
Ohio	8,036	7,672
Other (23 states)	68,999	66,256
Total general obligation bonds	$143,269	$138,363

Revenue bonds:
California	$14,161	$13,704
Kentucky	7,609	7,499
Colorado	6,156	6,077
Virginia	3,692	3,530
Washington	2,360	2,347
Florida	2,344	2,345
Other (8 states)	9,336	9,246
Total revenue bonds	45,658	44,748
Total obligations of states and political subdivisions	$188,927	$183,111

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

At September 30, 2022 and December 31, 2021, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 12 revenue sources at September 30, 2022 and 14 revenue sources at December 31, 2021. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At September 30, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$7,548	$7,545
Sales tax	6,185	6,170
Lease (renewal)	5,734	5,624
Sewer	5,536	5,385
Lease (appropriation)	4,558	4,465
Lease (abatement)	3,942	3,922
Special Assessment	4,080	3,673
Other (5 sources)	8,075	7,964
Total revenue bonds by revenue source	$45,658	$44,748

[The remainder of this page intentionally left blank]

	At December 31, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$10,123	$10,222
Sewer	8,525	8,828
Sales tax	8,203	8,304
Lease (renewal)	6,969	7,175
Lease (abatement)	6,922	7,010
Lease (appropriation)	4,564	4,618
Special Assessment	4,080	4,197
Intergovernmental Agreement	3,860	3,926
Other (6 sources)	10,707	10,826
Total revenue bonds by revenue source	$63,953	$65,106

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

During 2020 and the first six months of 2021, the Bank processed customer PPP loan applications pursuant to the CARES Act. The United States Small Business Administration guarantees PPP loans; given this guarantee, the PPP loans are not considered to have default risk and do not carry an allowance for credit losses. The outstanding balances of PPP loans, net of deferred fees and costs, were $6.1 million at September 30, 2022.

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

Nonperforming Loans

	At September 30,		At December 31,
	2022	2021	2021
	(In thousands)

Nonperforming nonaccrual loans	$131	$801	$265
Performing nonaccrual loans	66	436	427
Total nonaccrual loans	197	1,237	692
Accruing loans 90 or more days past due	769	537	339
Total nonperforming loans	$966	$1,774	$1,031

At September 30, 2022, nonaccrual loans consisted of six loans with a total carrying value of $197 thousand.

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At September 30,	At December 31,
	2022	2021
	(In thousands)

Allowance for Credit Losses on Loans	$21,218	$23,514
Allowance for Credit Losses on Held to Maturity Debt Securities	7	7
Total Allowance for Credit Losses	$21,225	$23,521

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At September 30, 2022, no credit loss allowance was assigned to corporate securities held to maturity. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $7 thousand credit loss related to municipal securities at September 30, 2022 and at December 31, 2021, reflecting the expected credit losses on debt securities held to maturity.

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

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2022	2021	2022	2021
	($ in thousands)
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$22,313	$23,737	$23,514	$23,854
Provision for credit losses	-	2	-	2
Loans charged off
Commercial	-	(56)	(20)	(56)
Consumer installment and other	(1,917)	(916)	(4,522)	(2,176)
Total chargeoffs	(1,917)	(972)	(4,542)	(2,232)
Recoveries of loans previously charged off
Commercial	72	80	335	168
Commercial real estate	14	705	46	729
Consumer installment and other	736	330	1,865	1,361
Total recoveries	822	1,115	2,246	2,258
Net loan (losses) recoveries	(1,095)	143	(2,296)	26
Balance, end of period	$21,218	$23,882	$21,218	$23,882

Net loan losses (recoveries) as a percentage of average total loans (annualized)	0.44%	(0.05% )	0.30%	0.00%

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

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2022
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,536	$5,916	$96	$35	$9,730	$22,313
(Reversal) provision	(164)	14	32	-	118	-
Chargeoffs	-	-	-	-	(1,917)	(1,917)
Recoveries	72	14	-	-	736	822
Total allowance for credit losses	$6,444	$5,944	$128	$35	$8,667	$21,218

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2022
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,966	$6,529	$2	$45	$9,972	$23,514
(Reversal) provision	(837)	(631)	126	(10)	1,352	-
Chargeoffs	(20)	-	-	-	(4,522)	(4,542)
Recoveries	335	46	-	-	1,865	2,246
Total allowance for credit losses	$6,444	$5,944	$128	$35	$8,667	$21,218

Management considers the $21.2 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of September 30, 2022.

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

Management monitors the Company’s interest rate risk using a purchased simulation model, which is periodically assessed using supervisory guidance issued by the Board of Governors of the Federal Reserve System, SR 11-7 “Guidance on Model Risk Management.” Management measures its exposure to interest rate risk using a dynamic composition simulation and static simulation. Within the dynamic composition simulation, Management makes assumptions regarding the expected change in the volume of financial instruments given the assumed change in market interest rates. Within the static simulation, cash flows are assumed redeployed into like financial instruments at prevailing rates and yields, except cash flows from PPP loans are reinvested into interest-bearing cash. Both simulations are used to measure expected changes in net interest income assuming various levels of change in market interest rates.

The Company’s asset and liability position was “asset sensitive” at September 30, 2022, based on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes.

At September 30, 2022, Management’s most recent measurements of estimated changes in net interest income were:

Dynamic Simulation (balance sheet composition changes):
Assumed Change in Interest Rates Over 1 Year	+1.00%	+2.00%
First Year Change in Net Interest Income	+3.3%	+6.5%

Static Simulation (balance sheet composition unchanged):
Assumed Immediate Change in Interest Rates	+1.00%	+2.00%
First Year Change in Net Interest Income	+7.8%	+15.0%

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets in the nine months ended September 30, 2022 and in the year ended December 31, 2021. The stability of the Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Bank's investment securities portfolio provides a substantial secondary source of liquidity. The Bank held $5.3 billion in total investment securities at September 30, 2022. Under certain deposit, borrowing and other arrangements, the Bank must hold and pledge investment securities as collateral. At September 30, 2022, such collateral requirements totaled approximately $1.0 billion.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $34 million in the nine months ended September 30, 2022 and $44 million in the year ended December 31, 2021 and retire common stock in the amounts of $218 thousand and $232 thousand, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was 14.0% for the nine months ended September 30, 2022 and 11.5% for the year ended December 31, 2021. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $2.2 million in the nine months ended September 30, 2022 and $3.0 million in the year ended December 31, 2021.

The Company paid common dividends totaling $34 million in the nine months ended September 30, 2022 and $44 million in the year ended December 31, 2021, which represent dividends per common share of $1.26 and $1.65, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 3 thousand shares valued at $218 thousand in the nine months ended September 30, 2022 and 4 thousand shares valued at $232 thousand in the year ended December 31, 2021.

The Company's primary capital resource is shareholders' equity, which was $539 million at September 30, 2022 compared with $827 million at December 31, 2021. The Company's ratio of equity to total assets was 7.5% at September 30, 2022 and 11.1% at December 31, 2021.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At September 30, 2022		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	14.24%	11.26%	7.00%	6.50%
Tier I Capital	14.24%	11.26%	8.50%	8.00%
Total Capital	14.67%	11.82%	10.50%	10.00%
Leverage Ratio	9.60%	7.56%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2021		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	14.93%	12.48%	7.00%	6.50%
Tier I Capital	14.93%	12.48%	8.50%	8.00%
Total Capital	15.47%	13.17%	10.50%	10.00%
Leverage Ratio	9.06%	7.55%	4.00%	5.00%

The Company and the Bank routinely project capital levels by analyzing forecasted earnings, credit quality, shareholder dividends, asset volumes, share repurchase activity, stock option exercise proceeds, and other factors. Based on current capital projections, the Bank expects to maintain regulatory capital levels in excess of the minimum required to be considered well-capitalized under the prompt corrective action framework. The Company expects to continue paying quarterly dividends to shareholders. No assurance can be given that changes in capital management plans will not occur.

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2022.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the quarter ended September 30, 2022.

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

No shares were repurchased during the period from July 1, 2022 through September 30, 2022. A share repurchase program was approved by the Board of Directors on July 22, 2021 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2022. The Board of Directors approved and adopted a replacement program on July 28, 2022 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2023.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: November 8, 2022