Form 10-K
period 2022-12-31
WESTAMERICA BANCORPORATION
filed 2023-03-01
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant    ☐

to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2022 as reported on the NASDAQ Global Select Market, was $860,255,341.78. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 15, 2023: 26,912,772 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to registrant’s 2023 Annual Meeting of Shareholders, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

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

The Company acquired five banks within its immediate market area during the early to mid 1990’s. In April 1997, the Company acquired ValliCorp Holdings, Inc., parent company of ValliWide Bank, the largest independent bank holding company headquartered in Central California. Under the terms of all of the merger agreements, the Company issued shares of its common stock in exchange for all of the outstanding shares of the acquired institutions. The subsidiary banks acquired were merged with and into the Bank. These six aforementioned business combinations were accounted for as poolings-of-interests.

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

At December 31, 2022, the Company had consolidated assets of approximately $7.0 billion, deposits of approximately $6.2 billion and shareholders’ equity of approximately $602 million.

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

Westamerica Bancorporation

Corporate Secretary A-2M

Post Office Box 1200

Suisun City, California 94585-1200

Human Capital Resources

The Company and its subsidiaries employed 594 full-time equivalent staff or 664 employees as of December 31, 2022. The employees are not represented by a collective bargaining unit, and the Company believes its relationship with its employees is good.

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
●

Amended the Electronic Fund Transfer Act ("EFTA") to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. While the Company’s assets were less than $10 billion as of December 31, 2022, interchange fees charged by larger institutions may dictate the level of fees smaller institutions will be able to charge to remain competitive.

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

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations over a transitional period 2015 through 2018. As of December 31, 2022, the Company’s and the Bank’s respective regulatory capital ratios exceeded applicable regulatory minimum capital requirements. See Note 9 to the consolidated financial statements included in this Report for capital ratios of the Company and the Bank, compared to minimum capital requirements and for the Bank the standards for well capitalized depository institutions.

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

●	The FDIC will monitor deposit balance trends, potential losses, and other factors that affect the reserve ratio;
●	The FDIC will maintain the current schedule of assessment rates for all insured depository institutions; and
●	At least semiannually, the FDIC will update its analysis and projections for the DIF and, if necessary, recommend any modifications to the Plan, such as increasing assessment rates.

The Plan was amended in June 2022, to restore the DIF reserve ratio to at least 1.35% by September 30, 2028. On October 18, 2022 the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2%. A significant increase in DIF insurance premiums would have an adverse effect on the operating expenses and results of operations of the Bank. The Company cannot provide any assurance as to the effect of any future changes in its deposit insurance premium rates.

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

●

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

●

a new “community bank leverage ratio” was adopted, which is applicable to certain banks and bank holding companies with total assets of less than $10 billion (as described above under “Capital Requirements”).

Community Reinvestment Act and Fair Lending Laws

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities including merger applications. In May 2022, the federal banking agencies released for public comment proposed rules to modernize CRA regulations. The Company continues to evaluate the impact of any changes to the CRA regulations.

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

The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 26.9 million shares of common stock were outstanding at December 31, 2022. Pursuant to its stock option plans, at December 31, 2022, the Company had outstanding options for 854 thousand shares of common stock, of which 508 thousand were currently exercisable. As of December 31, 2022, 856 thousand shares of Company common stock remained available for grants under the Company’s equity incentive plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

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

The Company repurchases and retires its common stock in accordance with Board of Directors-approved share repurchase programs. At December 31, 2022, 1.75 million shares remained available to repurchase under such plans. The Company has been active in repurchasing and retiring shares of its common stock when alternative uses of excess capital, such as acquisitions, have been limited. The Company could repurchase shares of its common stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were effected at lower prices.

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

Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2022, real estate served as the principal source of collateral with respect to approximately 54% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. Much of the California real estate market could experience a decline in values of varying degrees. This decline could have an adverse impact on the business of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans. Generally, the counties surrounding and near San Francisco Bay could recover more soundly from the recession than counties in the California “Central Valley,” from Sacramento in the north to Bakersfield in the south, where many of the Bank’s customers are located . Approximately 22% of the Company’s loans were to borrowers in the California “Central Valley” as of December 31, 2022. Economic conditions in California’s diverse geographic markets can be vastly different and are subject to various uncertainties, including the condition of the construction and real estate sectors, the effect of drought on the agricultural sector and its infrastructure, and the California state and municipal governments’ budgetary and fiscal conditions. The Company can provide no assurance that conditions in any sector or geographic market of the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.

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

The Company makes certain estimates and judgments in preparing its financial statements. For example, the Company maintains a reserve for potential loan defaults and non-performance. There is no precise method of predicting loans losses and determining the adequacy of the reserve requires the Company’s management to make a number of estimates and judgments.  If the estimates or judgments prove to be incorrect, the Company could be required to increase its provisions for credit losses, which could reduce its income or could cause it to incur operating losses in the future. The Company also uses models to estimate the effects of changing interest rates, which are based on estimates and assumptions that may prove to be inaccurate, particularly in times of market stress or unforeseen circumstances. Therefore, the quality and accuracy of management’s estimates and judgments will have an impact on the Company’s operating results and financial condition. For additional information, please see the discussion under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in this Report, which is incorporated by reference in this paragraph.

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

Operational Risks

Climate change and the transition to renewable energy and a net zero emissions economy pose operational, commercial and regulatory risks.

Climate change may increase the frequency or severity of extreme weather events, and if the Company is not adequately resilient to deal with acute climate events, its operations may be impacted. Extreme weather events could also impact the activities of its customers or third-party vendors. The physical commodities and assets underlying some of its markets or investments may also be impacted by climate change.

Our risk management practices incorporate the challenges brought about by climate change. The operations conducted in our centralized facilities and branch locations can be disrupted by acute physical risks such as flooding and windstorms, and by chronic physical risks such as rising sea levels, sustained higher temperatures, drought, and increased wildfires. Over the intermediate and longer-term, the Company can be subject to transition risks such as market demand, and policy and law changes.

None of the Company’s physical locations are located near sea level, and only a limited number of branches are located in flood zones. Our principal electricity supplier reports a Power Content Label of 100% greenhouse gas free using the California Energy Commission’s methodology. Our principal information technology vendor’s goal is to achieve 100 percent carbon neutrality for Scope 1 and 2 greenhouse gas emissions by 2025. The Company and its critical vendors maintain property and casualty insurance, and maintain and regularly test disaster recovery plans, which include redundant operational locations and power sources. The Company’s operations do not use a significant amount of water in producing our products and services.

The Company monitors the climate risks of our loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. The Company has $21 million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles is not considered a risk to the Company’s automobile lending practices.

The Company considers climate risk in its underwriting of corporate bonds, and avoids purchasing bonds of issuers, which, in Management’s judgement, have elevated climate risk.

In addition, the transition to renewable energy and a net zero emissions economy involves changes to consumer and institutional preferences for energy consumption, and other products and services, and the possible failure of its services to facilitate the needs of customers during the transition to renewable energy and changes in customer preferences could adversely impact its business and revenues. Changing preferences could also have an adverse impact on the operations or financial condition of its customers, which could result in reduced revenues from those customers. The Company is also subject to risks relating to new or heightened climate change-related regulations or legislation, which could impact its customers.

The risks associated with climate change and the transition to renewable energy and a net zero emissions economy continue to evolve rapidly, and climate change-related risks may change or increase over time.

The continuing effects of the COVID-19 pandemic and its impact are highly unpredictable and could be significant, and could harm the Company’s business, financial condition, and operating results.

The Company’s business, operations and financial performance have been, and may continue to be, affected by the macroeconomic impacts resulting from COVID-19, and the Company’s financial results in future periods may differ significantly from the Company’s historical results. The extent to which the Company’s business will continue to be affected will depend on a variety of factors, many of which are outside of the Company’s control, including the persistence of the pandemic, the actions of governmental authorities, changes in customer preferences, impacts on economic activity, and the possibility of recession or continued financial market instability.

If the Company loses the services of any of our key management personnel, its business could suffer.

Our future success significantly depends on the continued service and performance of our key management personnel. Our senior management team has significant industry experience and would be difficult to replace. In particular, David L. Payne, our Chairman, President and Chief Executive Officer, has led the Company for over 30 years.  Competition for these employees is intense and we may not be able to attract and retain key personnel. If we are unable to attract or retain appropriately qualified personnel, we may not be successful in originating loans and servicing our customers, which could have a materially adverse effect on our business, financial condition and results of operations.

The Company competes with many banks and other traditional, non-traditional, brick and mortar and online financial service providers.

Competition among providers of financial services in markets, particularly within California, is intense. The Company competes with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders, government sponsored or subsidized lenders and other financial services providers. Many of these competitors have substantially greater financial resources, lending limits and technological resources than the Company and are able to offer a broader range of products and services. Many competitors offer lower interest rates and more liberal loan terms that appeal to borrowers but adversely affect net interest margin and assurance of repayment. The Company is increasingly faced with competition in many of its products and services by non-bank providers who may have competitive advantages of size, access to potential customers and fewer regulatory requirements, such as “fintech” lenders. Failure to compete effectively for deposit, loan and other banking customers in any of the lines of business could cause the Company to lose market share, slow or reverse growth rate or suffer adverse effects on financial condition, results of operations or profitability.

The Company must continue to attract, retain and develop key personnel.

The Company’s success depends to a significant extent upon its ability to attract, develop and retain experienced personnel in each of its lines of business and markets including managers in operational areas, compliance and other support areas to build and maintain the infrastructure and controls required to support continuing growth. Competition for the best people in the industry can be intense, and there is no assurance that the Company will continue to attract or retain talent or develop personnel. Factors that affect its ability to attract, develop and retain key employees include compensation and benefits programs, profitability, ability to establish appropriate succession plans for key talent, reputation for rewarding and promoting qualified employees and market competition for employees with certain skills, including information systems development and security. The cost of employee compensation is a significant portion of operating expenses and can materially impact results of operations or profitability, especially during periods of wage inflation. The unanticipated loss of the services of key personnel could have an adverse effect on the business.

The Company is subject to environmental liability risk associated with lending activities

A significant portion of our loan portfolio is secured by real property. During the ordinary course of business, we foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or ability to sell the affected property. Environmental reviews of real property before initiating foreclosure actions may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our business, financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Branch Offices and Facilities

The Bank is engaged in the banking business through 77 branch offices in 21 counties in Northern and Central California. The Bank believes all of its offices are constructed and equipped to meet prescribed security requirements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “WABC”. As of January 31, 2023, there were approximately 4,800 shareholders of record of the Company’s common stock.

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

Stock performance

The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2022 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2012 and reinvestment of all dividends.

	December 31,
	2012	2013	2014	2015	2016	2017
Westamerica Bancorporation (WABC)	$100.00	$136.76	$122.46	$120.76	$167.59	$163.13
S&P 500 (SPX)	100.00	132.31	150.27	152.29	170.46	207.60
NASDAQ Bank Index (CBNK)	100.00	141.82	148.71	161.71	222.84	234.72

	December 31,
	2018	2019	2020	2021	2022
Westamerica Bancorporation (WABC)	$156.62	$195.64	$164.17	$176.33	$185.41
S&P 500 (SPX)	198.40	260.65	308.81	397.30	325.17
NASDAQ Bank Index (CBNK)	196.44	243.39	225.65	322.32	269.64

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2022 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2017 and reinvestment of all dividends.

[The remainder of this page intentionally left blank]

	December 31,
	2017	2018	2019	2020	2021	2022
Westamerica Bancorporation (WABC)	$100.00	$96.01	$119.93	$100.63	$108.09	$113.65
S&P 500 (SPX)	100.00	95.57	125.56	148.75	191.38	156.63
NASDAQ Bank Index (CBNK)	100.00	83.69	103.95	96.14	137.32	114.88

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the quarter ended December 31, 2022 (in thousands, except per share data).

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

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements. No shares were repurchased during the period from October 1, 2022 through December 31, 2022. The current repurchase program was approved by the Board of Directors on July 28, 2022 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial information for the five years ended December 31, 2022 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and other information included elsewhere herein.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Years Ended December 31,
	2022	2021	2020	2019	2018
	(In thousands, except per share data and ratios)
Interest and loan fee income	$221,756	$173,443	$165,856	$158,682	$151,723
Interest expense	1,925	1,955	1,824	1,888	1,959
Net interest and loan fee income	219,831	171,488	164,032	156,794	149,764
Provision for credit losses	-	-	4,300	-	-
Noninterest income:
Life insurance gains	930	-	-	433	585
Gains on sales of property	-	-	3,536	-	216
Securities gains (losses)	-	34	71	217	(52)
Other noninterest income	44,191	43,311	42,030	46,758	47,400
Total noninterest income	45,121	43,345	45,637	47,408	48,149
Noninterest expense:
Loss contingency	-	-	-	553	3,500
Other noninterest expense	99,361	97,806	98,566	98,433	103,416
Total noninterest expense	99,361	97,806	98,566	98,986	106,916
Income before income taxes	165,591	117,027	106,803	105,216	90,997
Income tax provision	43,557	30,518	26,390	24,827	19,433
Net income	$122,034	$86,509	$80,413	$80,389	$71,564

Average common shares outstanding	26,895	26,855	26,942	26,956	26,649
Average diluted common shares outstanding	26,907	26,870	26,960	27,006	26,756
Common shares outstanding at December 31,	26,913	26,866	26,807	27,062	26,730

Per common share:
Basic earnings	$4.54	$3.22	$2.98	$2.98	$2.69
Diluted earnings	4.54	3.22	2.98	2.98	2.67
Book value at December 31,	22.37	30.79	31.51	27.03	23.03

Financial ratios:
Return on assets	1.65%	1.23%	1.30%	1.44%	1.27%
Return on common equity	15.21%	11.52%	11.30%	11.90%	11.35%
Net interest margin (FTE)(1)	3.17%	2.62%	2.91%	3.11%	2.98%
Net loan losses to average loans	0.32%	0.03%	0.16%	0.16%	0.14%
Efficiency ratio(2)	37.2%	45.0%	46.2%	47.4%	52.5%
Equity to assets	8.66%	11.09%	12.52%	13.02%	11.05%

Period end balances:
Assets	$6,950,317	$7,461,026	$6,747,931	$5,619,555	$5,568,526
Loans	958,488	1,068,126	1,256,243	1,126,664	1,207,202
Allowance for credit losses	20,284	23,514	23,854	19,484	21,351
Investment securities	5,247,657	4,945,258	4,578,783	3,816,918	3,641,026
Deposits	6,225,290	6,413,956	5,687,979	4,812,621	4,866,839
Identifiable intangible assets and goodwill	122,256	122,508	122,777	123,064	123,602
Short-term borrowed funds	57,792	146,246	102,545	30,928	51,247
Shareholders' equity	602,110	827,102	844,809	731,417	615,591

Capital ratios at period end:
Total risk based capital	15.64%	15.47%	16.68%	16.83%	17.03%
Tangible equity to tangible assets	7.03%	9.60%	10.90%	11.07%	9.04%

Dividends paid per common share	$1.68	$1.65	$1.64	$1.63	$1.60
Common dividend payout ratio	37%	51%	55%	55%	60%

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

The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, Management has identified the allowance for credit losses on loans accounting to be a critical accounting estimate. The accounting for the allowance for credit losses on loans requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. The methodology, significant inputs and assumptions for the allowance for credit losses on loans are discussed in the section “Allowance for Credit Losses on Loans” below. Additional discussion of the factors affecting accounting for the allowance for credit losses on loans is included in the “Loan Portfolio Credit Risk” discussion below. The Company’s allowance for credit losses on loans is established to provide for expected losses based on the available estimates at that point in time. Changes in economic conditions could significantly impact the estimated losses and could materially affect the Company’s operating results.

Financial Overview

Westamerica Bancorporation and subsidiaries’ (collectively, the “Company”) reported net income of $122.0 million or $4.54 diluted earnings per common share (“EPS”) in 2022 compared with net income of $86.5 million or $3.22 EPS in 2021 and net income of $80.4 million or $2.98 EPS in 2020. 2022 results included a $1.2 million reconciling payment from a payments network and a $930 thousand life insurance gain equivalent to combined EPS of $0.07. 2021 results included “make-whole” interest income on corporate bonds redeemed prior to maturity of $2.8 million. 2020 results included a provision for credit losses of $4.3 million, which reduced EPS $0.11, representing Management’s estimate of additional reserves needed over the remaining life of its loans due to increased credit-risk from deteriorating economic conditions caused by the COVID-19 pandemic, and $3. 5 million gain on sales of a closed branch building.

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

In response to the high levels of inflation during a period of tight employment conditions, the Federal Open Market Committee of the Federal Reserve Board (“FOMC”) has tightened monetary policy through reduced bond purchases and increases to the overnight federal funds interest rate. The FOMC started to increase the target federal funds rate in March 2022. A February 1, 2023 Federal Reserve press release stated, “Recent indicators point to modest growth in spending and production. Job gains have been robust in recent months, and the unemployment rate has remained low. Inflation has eased somewhat but remains elevated. Russia’s war against Ukraine is causing tremendous human and economic hardship and is contributing to elevated global uncertainty. The Committee is highly attentive to inflation risks…The Committee anticipates that ongoing increases in the target range will be appropriate in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to 2 percent over time.” On February 1, 2023, the FOMC announced its decision to increase the target federal funds ranging from 4.50% to 4.75% and the interest rate paid on reserve balances to 4.65% effective February 2, 2023. The Bank maintains deposit balances at the Federal Reserve Bank; the amount that earns interest is identified as “interest-bearing cash”.

Management continues to evaluate the impacts of inflation, the Federal Reserve’s monetary policy, climate changes, the COVID-19 pandemic and the tensions in Ukraine on the Company’s business and its customers. The extent of the impact on the Company’s results of operations, cash flow liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted.

The Company presents its net interest margin and net interest income on a fully taxable equivalent (“FTE”) basis using the current statutory federal tax rate. Management believes the FTE basis is valuable to the reader because the Company’s loan and investment securities portfolios contain municipal loans and securities that are federally tax exempt. The Company’s tax exempt loans and securities composition may not be similar to that of other banks, therefore in order to reflect the impact of the federally tax exempt loans and securities on the net interest margin and net interest income for comparability with other banks, the Company presents its net interest margin and net interest income on an FTE basis.

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

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Years Ended December 31,
	2022	2021	2020
	($ in thousands, except per share data)
Net interest and loan fee income	$219,831	$171,488	$164,032
FTE adjustment	1,944	2,663	3,650
Net interest and loan fee income (FTE)	221,775	174,151	167,682
Provision for credit losses	-	-	(4,300)
Noninterest income	45,121	43,345	45,637
Noninterest expense	(99,361)	(97,806)	(98,566)
Income before income taxes (FTE)	167,535	119,690	110,453
Income taxes (FTE)	(45,501)	(33,181)	(30,040)
Net income	$122,034	$86,509	$80,413

Net income per average fully-diluted common share	$4.54	$3.22	$2.98
Net income as a percentage of average shareholders' equity	15.21%	11.52%	11.30%
Net income as a percentage of average total assets	1.65%	1.23%	1.30%

Net income for 2022 increased $35.5 million compared with 2021. Net interest and loan fee income (FTE) increased $47.6 million in 2022 compared with 2021 due to higher average balances of investment debt securities and higher yield on interest-earning assets, partially offset by lower average balances of loans. The provision for credit losses was zero for 2022 and 2021, reflecting Management's estimate of credit losses over the remaining life of its loans and investment debt securities. Noninterest income in 2022 increased $1.8 million compared with 2021 primarily due to a $1.2 million reconciling payment from a payments network, a $930 thousand life insurance gain and higher fee income on deposit accounts. The increases in 2022 compared 2021 was partially offset by decreases in merchant processing service income and other noninterest income. Noninterest expense in 2022 increased $1.6 million compared with 2021. Limited partnership operating losses increased $3.1 million due to higher estimated operating losses on limited partnership investments in low-income housing and occupancy and equipment expense increased primarily due to software upgrades. The increase in 2022 compared with 2021 was partially offset by a decrease in salaries and related benefits resulting from attrition and lower professional fees. The effective tax rates (FTE) were 27.2% in 2022 compared with 27.7% in 2021.

Comparing 2021 with 2020, net income increased $6.1 million. Net interest and loan fee (FTE) income increased $6.5 million due to higher average balances of investments, higher average balances of interest-bearing cash and higher yield on PPP loans, partially offset by lower yield on investments, interest-earning cash and loans excluding PPP loans. Results for 2021 included “make-whole” interest income on corporate bonds redeemed prior to maturity of $2.8 million. The Company provided no provision for credit losses in 2021, reflecting Management's evaluation of credit risk over the remaining life of loans and bonds. Results for 2020 included a provision of credit losses of $4.3 million, representing Management’s estimate of additional reserves needed over the remaining life of its loans due to credit-risk from economic weakness caused by the COVID-19 pandemic. Noninterest income decreased $2.3 million in 2021 compared with 2020 primarily because 2020 included $3.5 million in gains on sales of a closed branch building and a $603 thousand recovery on previously charged off loans. Fee income from merchant card processing, debit cards and trust accounts increased in 2021 compared with 2020. In 2021 noninterest expense decreased $760 thousand compared with 2020 due to lower salaries and related benefits, partially offset by higher professional fees and other noninterest expense. The tax rate (FTE) was 27.7% for 2021 and 27.2% for 2020.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investment securities and interest expense paid on interest-bearing deposits and other borrowings.

Components of Net Interest and Loan Fee Income (FTE)

	For the Years Ended December 31,
	2022	2021	2020
	($ in thousands)
Interest and loan fee income	$221,756	$173,443	$165,856
FTE adjustment	1,944	2,663	3,650
Interest and loan fee income (FTE)	223,700	176,106	169,506
Interest expense	(1,925)	(1,955)	(1,824)
Net interest and loan fee income (FTE)	$221,775	$174,151	$167,682

Net interest margin (FTE)	3.17%	2.62%	2.91%

Net interest and loan fee income (FTE) increased $47.6 million in 2022 compared with 2021 due to higher average balances of investment securities (up $723 million) and higher yield on interest-earning assets (up 0.55%), partially offset by lower average balances of loans (down $197 million).

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

The net interest margin (FTE) was 3.17% in 2022, 2.62% in 2021 and 2.91% in 2020. The yield on earning assets (FTE) was 3.20% in 2022, 2.65% in 2021 and 2.94% in 2020. Market interest rates increased in 2022 compared with 2021 and 2020.

The Company’s funding costs were 0.03% in 2022, 2021 and 2020. Average balances of time deposits in 2022 declined $13 million from 2021 while average balances of checking and savings deposits grew 6% from 2021 to 2022. Average balances of checking and saving deposits accounted for 97.8% of average total deposits in 2022 compared with 97.5% in 2021 and 96.9% in 2020.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated.

	For the Years Ended December 31,
	2022	2021	2020

Yield on earning assets (FTE)	3.20%	2.65%	2.94%
Rate paid on interest-bearing liabilities	0.05%	0.06%	0.06%
Net interest spread (FTE)	3.15%	2.59%	2.88%
Benefit of noninterest-bearing demand deposits	0.02%	0.03%	0.03%
Net interest margin (FTE)	3.17%	2.62%	2.91%

The increase in the Company’s yield on earning assets has been generated primarily by collateralized loan obligations (CLOs), held in debt securities available for sale portfolio, and interest-bearing cash. The CLOs have interest coupons that change once every three months by the amount of change in the three-month LIBOR and SOFR base rates. The average balances and yields of CLOs for 2022 and 2021 was $1,567 million yielding 3.62% and $1,177 million yielding 2.02%, respectively. The interest-bearing cash yield changes by the amount of change in the overnight federal funds rate on the effective date declared by the FOMC. The average balance and yields of interest-bearing cash for 2022 and 2021 was $691 million yielding 1.13% and $857 million yielding 0.13%, respectively. The Company has other earning assets with variable yields such as commercial loans and lines of credit, consumer lines of credit and adjustable rate residential real estate loans, which are included in “other taxable loans” in the following “Summary of Average Balances, Yields/Rates and Interest Differential.”

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2022
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,093,921	$158,465	3.11%
Tax-exempt (1)	209,725	7,390	3.52%
Total investments (1)	5,303,646	165,855	3.13%
Loans:
Taxable:
PPP loans	17,604	2,435	13.83%
Other	933,912	45,839	4.91%
Total taxable	951,516	48,274	5.07%
Tax-exempt (1)	46,448	1,781	3.83%
Total loans (1)	997,964	50,055	5.02%
Total interest-bearing cash	691,086	7,790	1.13%
Total Interest-earning assets (1)	6,992,696	223,700	3.20%
Other assets	420,312
Total assets	$7,413,008

Liabilities and shareholders' equity
Noninterest-bearing demand	$3,018,350	$-	-%
Savings and interest-bearing transaction	3,257,858	1,510	0.05%
Time less than $100,000	77,007	180	0.23%
Time $100,000 or more	62,411	156	0.25%
Total interest-bearing deposits	3,397,276	1,846	0.05%
Securities sold under agreements to repurchase	109,282	79	0.07%
Federal funds purchased	1	-	4.68%
Total interest-bearing liabilities	3,506,559	1,925	0.05%
Other liabilities	85,610
Shareholders' equity	802,489
Total liabilities and shareholders' equity	$7,413,008
Net interest spread (1) (2)			3.15%
Net interest and fee income and interest margin (1) (3)		$221,775	3.17%

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

Summary of Changes in Interest Income and Expense

	For the Year Ended December 31, 2022
	Compared with
	For the Year Ended December 31, 2021
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$20,590	$31,546	$52,136
Tax-exempt (1)	(3,522)	235	(3,287)
Total investments (1)	17,068	31,781	48,849
Loans:
Taxable:
PPP loans	(18,610)	13,406	(5,204)
Other	(2,854)	317	(2,537)
Total taxable	(21,464)	13,723	(7,741)
Tax-exempt (1)	(158)	(14)	(172)
Total loans (1)	(21,622)	13,709	(7,913)
Total interest-bearing cash	(219)	6,877	6,658
Total (decrease) increase in interest and loan fee income (1)	(4,773)	52,367	47,594
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	98	(33)	65
Time less than $100,000	(13)	26	13
Time $100,000 or more	(26)	(83)	(109)
Total interest-bearing deposits	59	(90)	(31)
Securities sold under agreements to repurchase	(3)	4	1
Total increase (decrease) in interest expense	56	(86)	(30)
(Decrease) increase in net interest and loan fee income (1)	$(4,829)	$52,453	$47,624

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

The Company provided no provision for credit losses in 2022 and 2021 based on Management’s estimate of reserves needed over the remaining life of its loans and investments. The Company provided a provision for credit losses of $4.3 million recorded in 2020. The 2020 provision represented Management’s estimate of additional reserves needed over the remaining life of its loans and investments due to credit-risk from weakened economic conditions caused by the COVID-19 pandemic. For further information regarding credit risk, net credit losses and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

Noninterest Income

Components of Noninterest Income

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Service charges on deposit accounts	$14,490	$13,697	$14,149
Merchant processing services	11,623	11,998	10,208
Debit card fees	7,879	6,859	6,181
Trust fees	3,216	3,311	3,012
ATM processing fees	2,160	2,280	2,273
Other service fees	1,808	1,884	1,837
Financial services commissions	417	356	372
Life insurance gains	930	-	-
Gains on sales of real property	-	-	3,536
Securities gains	-	34	71
Other noninterest income	2,598	2,926	3,998
Total Noninterest Income	$45,121	$43,345	$45,637

Noninterest income in 2022 increased $1.8 million compared with 2021 primarily due to a $1.2 million reconciling payment from a payments network, a $930 thousand life insurance gain and higher fee income on deposit accounts. Higher fee income deposit accounts in 2022 compared with 2021 was primarily attributable to increased fee income from overdrawn deposit accounts. The increases in 2022 compared 2021 was partially offset by decreases in merchant processing service income and other noninterest income.

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

Noninterest Expense

Components of Noninterest Expense

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Salaries and related benefits	$46,125	$48,011	$50,749
Occupancy and equipment	19,884	19,139	19,637
Outsourced data processing services	9,684	9,601	9,426
Limited partnership operating losses	5,724	2,620	2,440
Professional fees	2,628	3,253	2,423
Courier service	2,614	2,177	2,001
Other noninterest expense	12,702	13,005	11,890
Total Noninterest Expense	$99,361	$97,806	$98,566

Noninterest expense in 2022 increased $1.6 million compared with 2021. Limited partnership operating losses increased $3.1 million due to higher estimated operating losses on limited partnership investments in low-income housing. Occupancy and equipment expense in 2022 increased primarily due to computer software upgrades. The increase in 2022 compared with 2021 was partially offset by a decrease in salaries and related benefits resulting from attrition. Professional fees decreased in 2022 compared with 2021 due to lower legal fees.

In 2021, noninterest expense decreased $760 thousand compared with 2020. The decrease in salaries and related benefits in 2021 compared with 2020 was attributable to attrition. Occupancy and equipment expenses decreased due to lower depreciation expense. These decreases were partially offset by higher professional fees and other noninterest expense.

Provision for Income Tax

The Company’s income tax provision (FTE) was $45.5 million in 2022 compared with $33.2 million in 2021 and $30.0 million in 2020. The effective tax rates (FTE) were 27.2% in 2022 compared with 27.7% in 2021 and 27.2% in 2020. See Note 10 to the consolidated financial statements for additional information related to income taxes.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, corporations, collateralized loan obligations and agency mortgage-backed securities.

Management manages the investment securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $5.2 billion at December 31, 2022 and $4.9 billion at December 31, 2021. The following table lists debt securities in the Company’s portfolio by type as of the indicated dates. Debt securities held to maturity  are listed at amortized cost before related reserve for expected credit losses of $1 thousand at December 31, 2022 and $7 thousand at December 31, 2021. Debt securities available for sale are listed at fair value.

	At December 31, 2022		At December 31, 2021
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$290,853	6%	$-	-%
Agency residential mortgage-backed securities ("MBS")	390,900	7%	559,358	11%
Obligations of states and political subdivisions	171,212	3%	251,933	5%
Corporate securities	2,821,809	54%	2,746,735	56%
Collateralized loan obligations	1,572,883	30%	1,386,355	28%
Other	-	-%	877	-%
Total	$5,247,657	100%	$4,945,258	100%

Debt securities available for sale	$4,331,743		$4,638,855
Debt securities held to maturity	915,914		306,403
Total	$5,247,657		$4,945,258

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

At December 31, 2022, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

The Company had no marketable equity securities at December 31, 2022 and December 31, 2021.

The following table shows the fair value carrying amount of the Company’s equity securities and debt securities available for sale as of the dates indicated:

	At December 31,
	2022	2021	2020
	(In thousands)
Debt securities available for sale:
Securities of U.S. Government sponsored entities	$290,853	$-	$-
Agency residential MBS	286,048	411,726	652,952
Securities of U.S. Government entities	-	119	154
Obligations of states and political subdivisions	82,004	93,920	111,010
Corporate securities	2,099,955	2,746,735	2,117,978
Commercial paper	-	-	24,990
Collateralized Loan Obligations	1,572,883	1,386,355	1,156,101
Total debt securities available for sale	$4,331,743	$4,638,855	$4,063,185

The following table sets forth the relative maturities and contractual yields of the Company’s debt securities available for sale (stated at fair value) at December 31, 2022. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Debt Securities Available for Sale Maturity Distribution

	At December 31, 2022
	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
	($ in thousands)
Securities of U.S. Government sponsored entities	$-	$16,619	$274,234	$-	$-	$290,853
Interest rate	-%	4.13%	3.49%	-%	-%	3.63%
Obligations of states and political subdivisions	8,795	31,406	41,803	-	-	82,004
Interest rate	3.15%	3.25%	2.96%	-%	-%	3.04%
Corporate securities	241,522	500,762	1,357,671	-	-	2,099,955
Interest rate	3.08%	3.47%	2.57%	-%	-%	2.80%
Collaterized loan obligations	-	5,809	896,451	670,623	-	1,572,883
Interest rate	-%	5.99%	5.83%	5.84%	-%	5.83%
Subtotal	250,317	554,596	2,570,159	670,623	-	4,045,695
Interest rate	3.09%	3.51%	3.81%	5.84%	-%	4.04%
MBS	-	-	-	-	286,048	286,048
Interest rate	-%	-%	-%	-%	2.41%	2.41%
Total	$250,317	$554,596	$2,570,159	$670,623	$286,048	$4,331,743
Interest rate	3.09%	3.51%	3.81%	5.84%	2.41%	3.85%

The following table shows the amortized cost carrying amount and fair value before related reserve for expected credit losses of $1 thousand at December 31, 2022 and $7 thousand at December 31, 2021 and $9 thousand at December 31, 2020, of the Company’s debt securities held to maturity as of the dates indicated:

	At December 31,
	2022	2021	2020
	(In thousands)
Agency residential MBS	$104,852	$148,390	$241,676
Obligations of states and political subdivisions	89,208	158,013	273,922
Corporate securities	721,854	-	-
Total	$915,914	$306,403	$515,598
Fair value	$873,511	$312,562	$529,687

The following table sets forth the relative maturities and contractual yields of the Company’s debt securities held to maturity at December 31, 2022. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Debt Securities Held to Maturity Maturity Distribution

	At December 31, 2022
	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
	($ in thousands)
Obligations of states and political subdivisions	$12,676	$74,465	$2,067	$-	$-	$89,208
Interest rate	3.84%	3.49%	4.00%	-%	-%	3.54%
Corporate securities	-	87,188	634,666	-	-	721,854
Interest rate	-%	4.08%	4.36%	-%	-%	4.33%
Subtotal	12,676	161,653	636,733	-	-	811,062
Interest rate	3.84%	3.81%	4.36%	-%	-%	4.24%
MBS	-	-	-	-	104,852	104,852
Interest rate	-%	-%	-%	-%	2.09%	2.09%
Total	$12,676	$161,653	$636,733	$-	$104,852	$915,914
Interest rate	3.84%	3.81%	4.36%	-%	2.09%	3.99%

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At December 31, 2022		At December 31, 2021
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$2,406,566	$2,099,955	$2,692,792	$2,746,735
Debt securities held to maturity	721,854	687,406	-	-
Total corporate securities	$3,128,420	$2,787,361	$2,692,792	$2,746,735

The following table summarizes total corporate securities by credit rating:

	At December 31, 2022		At December 31, 2021
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
AAA	$20,667	1%	$21,400	1%
AA+	19,840	1%	20,479	1%
AA	19,234	1%	19,781	1%
AA-	110,552	4%	105,373	4%
A+	255,381	9%	128,325	5%
A	503,437	18%	539,062	19%
A-	695,865	25%	628,089	23%
BBB+	821,102	29%	797,860	29%
BBB	304,957	11%	474,648	17%
BBB-	36,326	1%	11,718	-%
Total corporate securities	$2,787,361	100%	$2,746,735	100%

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At December 31, 2022		At December 31, 2021
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,539,361	55%	$1,421,317	52%
Utilities	285,016	10%	208,522	7%
Industrial	237,554	9%	217,065	8%
Consumer, Non-cyclical	173,736	6%	271,069	10%
Communications	162,270	6%	161,537	6%
Consumer, Cyclical	103,666	4%	125,686	4%
Technology	101,255	4%	127,853	5%
Basic Materials	98,072	3%	114,964	4%
Energy	86,431	3%	98,722	4%
Total corporate securities	$2,787,361	100%	$2,746,735	100%

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the bonds are denominated in United States dollars:

	At December 31, 2022
	Fair value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,997,328	72%
Canada	192,475	7%
United Kingdom	171,819	6%
Japan	161,804	6%
France	87,781	3%
Switzerland	86,396	3%
Netherlands	33,216	1%
Australia	23,870	1%
Belgium	20,243	1%
Germany	12,429	-%
Total corporate securities	$2,787,361	100%

The following table summarizes the above corporate securities with issuer’s headquarters located outside of the United States of America by the industry sector in which the issuing companies operate; all the bonds are denominated in United States dollars:

	At December 31, 2022
	Fair value	As a percent of total foreign corporate securities
	($ in thousands)
Financial	$680,956	86%
Consumer, Non-cyclical	32,684	4%
Energy	30,600	4%
Basic Materials	23,870	3%
Consumer, Cyclical	12,429	2%
Utilities	9,494	1%
Total foreign corporate securities	$790,033	100%

The Company’s $1.6 billion (fair value) in collateralized loan obligations at December 31, 2022, consist of investments in 169 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At December 31, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$559,239	$553,673
AA	1,028,087	1,019,210
Total	$1,587,326	$1,572,883

The following tables summarize the total general obligation and revenue bonds issued by states and political subdivisions held in the Company’s investment securities portfolios as of the dates indicated, identifying the state in which the issuing government municipality or agency operates.

At December 31, 2022, the Company’s investment securities portfolios included securities issued by 142 state and local government municipalities and agencies located within 32 states. The largest exposure to any one municipality or agency was $4.8 million (fair value) represented by three general obligation bonds.

	At December 31, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$34,621	$34,252
Washington	11,445	11,332
Texas	8,561	8,405
Massachusetts	8,214	8,073
Michigan	7,126	7,017
Other (23 states)	63,818	62,679
Total general obligation bonds	$133,785	$131,758

Revenue bonds:
California	$13,917	$13,620
Kentucky	7,605	7,556
Virginia	3,684	3,618
Colorado	3,155	3,124
Washington	2,070	2,068
Other (8 states)	9,016	9,003
Total revenue bonds	$39,447	$38,989
Total obligations of states and political subdivisions	$173,232	$170,747

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

At December 31, 2022 and December 31, 2021, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 11 revenue sources at December 31, 2022 and 14 revenue sources at December 31, 2021. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At December 31, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$6,105	$6,115
Lease (renewal)	5,590	5,536
Sewer	5,523	5,480
Lease (appropriation)	4,556	4,518
Special Assessment	4,080	3,788
Lease (abatement)	3,702	3,694
Sales tax	3,185	3,187
Other (4 sources)	6,706	6,671
Total revenue bonds by revenue source	$39,447	$38,989

[The remainder of this page intentionally left blank]

	At December 31, 2021
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$10,123	$10,222
Sewer	8,525	8,828
Sales tax	8,203	8,304
Lease (renewal)	6,969	7,175
Lease (abatement)	6,922	7,010
Lease (appropriation)	4,564	4,618
Special Assessment	4,080	4,197
Intergovernmental Agreement	3,860	3,926
Other (6 sources)	10,707	10,826
Total revenue bonds by revenue source	$63,953	$65,106

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

During 2020 and the first six months of 2021, the Bank processed customer PPP loan applications as established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The United States Small Business Administration guarantees PPP loans; given this guarantee, the PPP loans are not considered to have default risk. PPP loans, net of deferred fees and costs, were $586 thousand at December 31, 2022 and $46 million at December 31, 2021.

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

The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Loan Portfolio

	At December 31,
	2022	2021	2020	2019	2018
	(In thousands)
PPP loans	$586	$45,888	$186,945	$-	$-
Other commercial	169,031	187,202	207,861	222,085	275,080
Total commercial	169,617	233,090	394,806	222,085	275,080
Commercial real estate	491,107	535,261	564,300	578,758	580,480
Construction	3,088	48	129	1,618	3,982
Residential real estate	13,834	18,133	23,471	32,748	44,866
Consumer installment and other	280,842	281,594	273,537	291,455	302,794
Total loans	$958,488	1,068,126	1,256,243	1,126,664	1,207,202

The following table shows the maturity distribution and interest rate sensitivity of loans at December 31, 2022. There were no loans with a remaining maturity of over fifteen years as of December 31, 2022.

Loan Maturity Distribution

	At December 31, 2022
	Within One Year	One to Five Years	Five to Fifteen Years	Total
	(In thousands)
Commercial	$54,580	$62,705	$52,332	$169,617
Commercial real estate	95,529	216,927	178,651	491,107
Construction	3,088	-	-	3,088
Residential real estate	4,187	5,681	3,966	13,834
Consumer and other installment	78,440	188,050	14,352	280,842
Total	$235,824	$473,363	$249,301	$958,488
Loans with fixed interest rates	147,496	246,411	15,849	409,756
Loans with floating or adjustable interest rates	88,328	226,952	233,452	548,732
Total	$235,824	$473,363	$249,301	$958,488

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

During 2020 and the first six months of 2021, the Bank processed customer PPP loan applications pursuant to the CARES Act. The United States Small Business Administration guarantees PPP loans; given this guarantee, the PPP loans are not considered to have default risk and do not carry an allowance for credit losses. The outstanding balances of PPP loans, net of deferred fees and costs, were $586 thousand at December 31, 2022.

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

[The remainder of this page intentionally left blank]

Nonperforming Assets
	At December 31,
	2022	2021	2020	2019	2018
	(In thousands)

Nonperforming nonaccrual loans	$146	$265	$526	$659	$998
Performing nonaccrual loans	-	427	3,803	3,781	3,870
Total nonaccrual loans	146	692	4,329	4,440	4,868
Accruing loans 90 or more days past due	628	339	450	440	551
Total nonperforming loans	774	1,031	4,779	4,880	5,419
Other real estate owned	-	-	-	43	350
Total nonperforming assets	$774	$1,031	$4,779	$4,923	$5,769

At December 31, 2022, nonaccrual loans consisted of six loans with an average carrying value of $24 thousand.

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At December 31,
	2022	2021
	(In thousands)

Allowance for Credit Losses on Loans	$20,284	$23,514
Allowance for Credit Losses on Held to Maturity Debt Securities	1	7
Total Allowance for Credit Losses	$20,285	$23,521

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At December 31, 2022, no credit loss allowance was assigned to corporate securities held to maturity. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $1 thousand credit loss related to municipal securities at December 31, 2022 and $7 thousand at December 31, 2021, reflecting the expected credit losses on debt securities held to maturity.

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

[The remainder of this page intentionally left blank]

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated. The allowance for loan losses for 2018 and 2019 is shown under legacy GAAP.

	At and For the Years Ended December 31,
	2022	2021	2020	2019	2018
	($ in thousands)
Analysis of the Allowance for Credit Losses
Balance, end of prior period	$23,514	$23,854	$19,484	$21,351	$23,009
Adoption of ASU 2016-13	-	-	2,017	-	-
Balance, beginning of period	23,514	23,854	21,501	21,351	23,009
Provision for (reversal of) credit losses on loans	6	2	4,307	-	-
Loans charged off:
Commercial	(20)	(56)	(236)	(97)	(513)
Commercial real estate	-	-	-	-	(240)
Consumer and other installment	(6,205)	(3,192)	(3,963)	(4,473)	(4,124)
Total chargeoffs	(6,225)	(3,248)	(4,199)	(4,570)	(4,877)
Recoveries of loans previously charged off:
Commercial	376	228	351	768	1,447
Commercial real estate	62	743	49	196	-
Consumer and other installment	2,551	1,935	1,845	1,739	1,772
Total recoveries	2,989	2,906	2,245	2,703	3,219
Net loan losses	(3,236)	(342)	(1,954)	(1,867)	(1,658)
Balance, end of period	$20,284	$23,514	$23,854	$19,484	$21,351

Net loan losses as a percentage of average loans	0.32%	0.03%	0.16%	0.16%	0.14%

Selected financial data:
Loans	$958,488	$1,068,126	$1,256,243	$1,126,664	$1,207,202
Nonaccrual loans	146	692	4,329	4,440	4,868
Allowance for credit losses as a percentage of loans	2.12%	2.20%	1.90%	1.73%	1.77%
Nonaccrual loans as a percentage of loans	0.02%	0.06%	0.34%	0.39%	0.40%
Allowance for credit losses to nonaccrual loans	13893.15%	3397.98%	551.03%	438.83%	438.60%

The following table summarizes net (chargeoffs) recoveries and the ratio of net charge-offs (recoveries) to average loans for the periods indicated:

	For the Years ended December 31,
	2022		2021		2020
		As a percentage		As a percentage		As a percentage
		of Net chargeoffs		of Net chargeoffs		of Net chargeoffs
	Net (chargeoffs)	(recoveries)	Net (chargeoffs)	(recoveries)	Net (chargeoffs)	(recoveries)
	Recoveries	to Average loans	Recoveries	to Average loans	Recoveries	to Average loans
	($ in thousands)

Commercial	$356	(0.19)%	$172	(0.05)%	$115	(0.03)%
Commercial real estate	62	(0.01)%	743	(0.14)%	49	(0.01)%
Construction	-	-%	-	-%	-	-%
Residential real estate	-	-%	-	-%	-	-%
Consumer and other installment	(3,654)	1.29%	(1,257)	0.45%	(2,118)	0.76%
Total	$(3,236)	0.32%	$(342)	0.03%	$(1,954)	0.16%

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

[The remainder of this page intentionally left blank]

The following table presents the allocation of the allowance for credit losses as of December 31 for the periods indicated. The allowance for loan losses for 2018 and 2019 is shown under legacy GAAP.

	At December 31,
	2022		2021		2020		2019		2018
	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans
	($ in thousands)
Commercial	$6,138	18%	$6,966	22%	$9,205	31%	$4,959	20%	$6,311	23%
Commercial real estate	5,888	51%	6,529	50%	5,660	45%	4,064	51%	3,884	48%
Construction	150	-%	2	-%	6	-%	109	-%	1,465	-%
Residential real estate	32	2%	45	2%	47	2%	206	3%	869	4%
Consumer installment and other	8,076	29%	9,972	26%	8,936	22%	6,445	26%	5,645	25%
Unallocated portion	-	-%	-	-%	-	-%	3,701	-%	3,177	-%
Total	$20,284	100%	$23,514	100%	$23,854	100%	$19,484	100%	$21,351	100%

	Allowance for Credit Losses
	For the Year Ended Decmber 31, 2022
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,966	$6,529	$2	$45	$9,972	$23,514
(Reversal) provision	(1,184)	(703)	148	(13)	1,758	6
Chargeoffs	(20)	-	-	-	(6,205)	(6,225)
Recoveries	376	62	-	-	2,551	2,989
Total allowance for credit losses	$6,138	$5,888	$150	$32	$8,076	$20,284

Management considers the $20.3 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of December 31, 2022.

See Note 3 to the consolidated financial statements for additional information related to the loan portfolio, loan portfolio credit risk, and allowance for credit losses.

Climate-Related Financial Risk

Climate change presents risk to the Company, our critical vendors and our customers. Our risk management practices incorporate the challenges brought about by climate change. The operations conducted in our centralized facilities and branch locations can be disrupted by acute physical risks such as flooding and windstorms, and by chronic physical risks such as rising sea levels, sustained higher temperatures, drought, and increased wildfires. Over the intermediate and longer-term, the Company can be subject to transition risks such as market demand, and policy and law changes.

None of the Company’s physical locations are located near sea level, and only a limited number of branches are located in flood zones. Our principal electricity supplier reports a Power Content Label of 100% greenhouse gas free using the California Energy Commission’s methodology. Our principal information technology vendor’s goal is to achieve 100 percent carbon neutrality for Scope 1 and 2 greenhouse gas emissions by 2025. The Company and its critical vendors maintain property and casualty insurance, and maintain and regularly test disaster recovery plans, which include redundant operational locations and power sources. The Company’s operations do not use a significant amount of water in producing our products and services.

The Company monitors the climate risks of our loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. The Company has $21 million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles is not considered a risk to the Company’s automobile lending practices.

The Company considers climate risk in its underwriting of corporate bonds, and avoids purchasing bonds of issuers, which, in Management’s judgement, have elevated climate risk.

While the Company follows risk management practices related to climate risk, financial losses could occur in the future.

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

The Company’s asset and liability position was “asset sensitive” at December 31, 2022, based on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes.

At December 31, 2022, Management’s most recent measurements of estimated changes in net interest income were:

Dynamic Simulation (balance sheet composition changes):
Assumed Change in Interest Rates Over 1 Year	-1.00%	1.00%	2.00%
First Year Change in Net Interest Income	0.30%	2.70%	5.10%

Static Simulation (balance sheet composition unchanged):
Assumed Immediate Change in Interest Rates	-1.00%	1.00%	2.00%
First Year Change in Net Interest Income	-7.60%	6.70%	12.90%

Simulation estimates depend on, and will change with, the size and mix of the actual and projected composition of financial instruments at the time of each simulation. Assumptions made in the simulation may not materialize and unanticipated events and circumstances may occur. In addition, the simulation does not take into account any future actions Management may undertake to mitigate the impact of interest rate changes, loan prepayment estimates and spread relationships, which may change regularly.

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets in the years ended December 31, 2022 and December 31, 2021. The stability of the Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. The Bank's investment securities portfolio provides a substantial secondary source of liquidity. The Bank held $5.2 billion in total investment securities at December 31, 2022. Under certain deposit, borrowing and other arrangements, the Bank must hold and pledge investment securities as collateral. At December 31, 2022, such collateral requirements totaled approximately $1.2 billion. At December 31, 2022, the Company had lines of credit for overnight borrowings from corresponding banks totaling $100 million. Additionally, the Company had access to borrowing from the Federal Reserve up to $225 million based on the collateral pledged at December 31, 2022. There were no outstanding amounts under the above-mentioned borrowings at December 31, 2022.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $45 million in the year ended December 31, 2022 and $44 million in the year ended December 31, 2021 and retire common stock in the amounts of $218 thousand and $232 thousand, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was 15.2% for the year ended December 31, 2022 and 11.5% for the year ended December 31, 2021. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $2.3 million in the year ended December 31, 2022 and $3.0 million in the year ended December 31, 2021.

The Company paid common dividends totaling $45 million in the year ended December 31, 2022 and $44 million in the year ended December 31, 2021, which represent dividends per common share of $1.68 and $1.65, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 3 thousand shares valued at $218 thousand in the year ended December 31, 2022 and 4 thousand shares valued at $232 thousand in the year ended December 31, 2021.

The Company's primary capital resource is shareholders' equity, which was $602 million at December 31, 2022 compared with $827 million at December 31, 2021. The Company's ratio of equity to total assets was 8.7% at December 31, 2022 and 11.1% at December 31, 2021.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2022		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	15.22%	12.37%	7.00%	6.50%
Tier I Capital	15.22%	12.37%	8.50%	8.00%
Total Capital	15.64%	12.93%	10.50%	10.00%
Leverage Ratio	10.18%	8.26%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2021		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	14.93%	12.48%	7.00%	6.50%
Tier I Capital	14.93%	12.48%	8.50%	8.00%
Total Capital	15.47%	13.17%	10.50%	10.00%
Leverage Ratio	9.06%	7.55%	4.00%	5.00%

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

[The remainder of this page intentionally left blank]

Deposit Categories

The Company primarily attracts deposits from local businesses and professionals, as well as through retail savings and checking accounts, and, to a more limited extent, certificates of deposit. The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	For the Years Ended December 31,
	2022			2021			2020
	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate
	($ In thousands)

Noninterest-bearing demand	$3,018,350	47.0%	-%	$2,897,244	47.5%	-%	$2,538,819	47.8%	-%
Interest bearing:
Transaction	1,289,956	20.1%	0.03%	1,208,269	19.8%	0.03%	1,008,758	19.0%	0.03%
Savings	1,967,902	30.7%	0.06%	1,842,590	30.2%	0.06%	1,594,718	30.1%	0.06%
Time less than $100 thousand	77,007	1.2%	0.23%	83,580	1.4%	0.20%	91,519	1.7%	0.21%
Time $100 thousand or more	62,411	1.0%	0.25%	69,165	1.1%	0.38%	72,363	1.4%	0.44%
Total (1)	$6,415,626	100.0%	0.05%	$6,100,848	100.0%	0.06%	$5,306,177	100.0%	0.06%

(1) The rates for total deposits were calculated using the average balances of interest-bearing deposits.

The Company’s strategy includes building the value of its deposit base by building balances of lower-costing deposits and avoiding reliance on higher-costing time deposits. Average balances of higher costing time deposits declined 15% to $139 million from 2020 to 2022. The Company’s average balances of checking and savings accounts represented 98% of average balances of total deposits in 2022 compared with 97% in 2021 and 2020. Estimated uninsured deposits were $2.9 billion at December 31, 2022 and $3.1 billion at December 31, 2021.

Total time deposits were $131 million and $144 million at December 31, 2022 and December 31, 2021, respectively.  The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits. The Company has no foreign time deposits.

Time Deposits Maturity Distribution

At December 31, 2022
(In thousands)
2023	$98,771
2024	18,844
2025	7,764
2026	2,511
2027	2,833
Thereafter	32
Total	$130,755

The standard FDIC deposit insurance amount is $250,000 per depositor, for each account ownership category. The following table shows the time remaining to maturity of the Company’s time deposits with a balance greater than $250,000:

At December 31, 2022
(In thousands)
Three months or less	$8,989
Over three through six months	2,362
Over six through twelve months	4,962
Over twelve months	5,747
Total	$22,060

Short-term Borrowings

The following table sets forth the short-term borrowings of the Company:

Short-Term Borrowings Distribution

	At December 31,
	2022	2021	2020
	(In thousands)
Securities sold under agreements to repurchase the securities	$57,792	$146,246	$102,545
Total short-term borrowings	$57,792	$146,246	$102,545

Further detail of federal funds purchased and other borrowed funds is as follows:

	For the Years Ended December 31,
	2022	2021	2020
	($ in thousands)
Federal funds purchased balances and rates paid on outstanding amount:
Average balance for the year	$1	$1	$1
Maximum month-end balance during the year	-	-	-
Average interest rate for the year	4.68%	0.87%	0.88%
Average interest rate at period end	-%	-%	-%
Securities sold under agreements to repurchase the securities balances and rates paid on outstanding amount:
Average balance for the year	$109,282	$114,266	$80,455
Maximum month-end balance during the year	257,560	146,552	110,846
Average interest rate for the year	0.07%	0.07%	0.07%
Average interest rate at period end	0.06%	0.07%	0.07%
PPPLF balances and rates paid on outstanding amount:
Average balance for the year	$-	$53	$174
Maximum month-end balance during the year	-	-	-
Average interest rate for the year	-%	0.35%	0.35%
Average interest rate at period end	-%	-%	-%

Financial Ratios

The following table shows key financial ratios for the periods indicated:

	At and For the Years Ended December 31,
	2022	2021	2020
Return on average total assets	1.65%	1.23%	1.30%
Return on average common shareholders' equity	15.21%	11.52%	11.30%
Average shareholders' equity as a percentage of:
Average total assets	10.83%	10.66%	11.52%
Average total loans	80.41%	62.81%	57.42%
Average total deposits	12.51%	12.30%	13.41%
Common dividend payout ratio	37%	51%	55%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Westamerica Bancorporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2022 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. Their opinion and attestation on internal control over financial reporting appear on page 91.

Dated: February 28, 2023

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2022	2021
	(In thousands)
Assets:
Cash and due from banks	$294,236	$1,132,085
Debt securities available for sale	4,331,743	4,638,855
Debt securities held to maturity, net of allowance for credit losses of $1 at December 31, 2022 and $7 at December 31, 2021 (Fair value of $873,511 at December 31, 2022 and $312,562 at December 31, 2021)	915,913	306,396
Loans	958,488	1,068,126
Allowance for credit losses on loans	(20,284)	(23,514)
Loans, net of allowance for credit losses on loans	938,204	1,044,612
Premises and equipment, net	28,819	31,155
Identifiable intangibles, net	583	835
Goodwill	121,673	121,673
Other assets	319,146	185,415
Total Assets	$6,950,317	$7,461,026

Liabilities:
Noninterest-bearing deposits	$2,947,277	$3,069,080
Interest-bearing deposits	3,278,013	3,344,876
Total deposits	6,225,290	6,413,956
Short-term borrowed funds	57,792	146,246
Other liabilities	65,125	73,722
Total Liabilities	6,348,207	6,633,924

Contingencies (Note 12)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,913 at December 31, 2022 and 26,866 at December 31, 2021	475,086	471,008
Deferred compensation	35	35
Accumulated other comprehensive (loss) income	(256,105)	49,664
Retained earnings	383,094	306,395
Total Shareholders' Equity	602,110	827,102
Total Liabilities and Shareholders' Equity	$6,950,317	$7,461,026

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$49,682	$57,558	$59,377
Equity securities	537	458	419
Debt securities available for sale	144,646	105,420	91,343
Debt securities held to maturity	19,101	8,875	13,552
Interest-bearing cash	7,790	1,132	1,165
Total Interest and Loan Fee Income	221,756	173,443	165,856
Interest Expense:
Deposits	1,846	1,877	1,770
Short-term borrowed funds	79	78	53
Other borrowed funds	-	-	1
Total Interest Expense	1,925	1,955	1,824
Net Interest and Loan Fee Income	219,831	171,488	164,032
Provision for Credit Losses	-	-	4,300
Net Interest and Loan Fee Income After Provision For Credit Losses	219,831	171,488	159,732
Noninterest Income:
Service charges on deposit accounts	14,490	13,697	14,149
Merchant processing services	11,623	11,998	10,208
Debit card fees	7,879	6,859	6,181
Trust fees	3,216	3,311	3,012
ATM processing fees	2,160	2,280	2,273
Other service fees	1,808	1,884	1,837
Financial services commissions	417	356	372
Gains on sales of real property	-	-	3,536
Life insurance gains	930	-	-
Securities gains	-	34	71
Other noninterest income	2,598	2,926	3,998
Total Noninterest Income	45,121	43,345	45,637
Noninterest Expense:
Salaries and related benefits	46,125	48,011	50,749
Occupancy and equipment	19,884	19,139	19,637
Outsourced data processing services	9,684	9,601	9,426
Limited Partnership Operating Losses	5,724	2,620	2,440
Professional fees	2,628	3,253	2,423
Courier service	2,614	2,177	2,001
Other noninterest expense	12,702	13,005	11,890
Total Noninterest Expense	99,361	97,806	98,566
Income Before Income Taxes	165,591	117,027	106,803
Provision for income taxes	43,557	30,518	26,390
Net Income	$122,034	$86,509	$80,413

Average Common Shares Outstanding	26,895	26,855	26,942
Diluted Average Common Shares Outstanding	26,907	26,870	26,960
Per Common Share Data:
Basic earnings	$4.54	$3.22	$2.98
Diluted earnings	4.54	3.22	2.98
Dividends paid	1.68	1.65	1.64

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net Income	$122,034	$86,509	$80,413
Other comprehensive (loss) income:
Changes in net unrealized (losses) gains on debt securities available for sale	(434,107)	(91,891)	125,519
Deferred tax benefit (expense)	128,338	27,167	(37,108)
Reclassification of gains included in net income	-	(34)	(71)
Deferred tax expense on gains included in net income	-	10	21
Changes in unrealized (losses) gains on debt securities available for sale, net of tax	(305,769)	(64,748)	88,361
Total Comprehensive (Loss) Income	$(183,735)	$21,761	$168,774

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income (Loss)	Earnings	Total
	(In thousands, except per share data)

Balance, December 31, 2019	27,062	$465,460	$771	$26,051	$239,135	$731,417
Adoption of ASU 2016-13					52	52
Adjusted Balance, January 1, 2020	27,062	465,460	771	26,051	239,187	731,469
Net income for the year 2020					80,413	80,413
Other comprehensive income				88,361		88,361
Exercise of stock options	52	2,838				2,838
Restricted stock activity	10	1,270	(736)			534
Stock based compensation	-	1,875				1,875
Stock awarded to employees	2	100				100
Retirement of common stock	(319)	(5,537)			(10,959)	(16,496)
Dividends ($1.64 per share)					(44,285)	(44,285)
Balance, December 31, 2020	26,807	466,006	35	114,412	264,356	844,809
Net income for the year 2021					86,509	86,509
Other comprehensive loss				(64,748)		(64,748)
Exercise of stock options	53	3,017				3,017
Restricted stock activity	9	526				526
Stock based compensation	-	1,419				1,419
Stock awarded to employees	1	106				106
Retirement of common stock	(4)	(66)			(166)	(232)
Dividends ($1.65 per share)					(44,304)	(44,304)
Balance, December 31, 2021	26,866	471,008	35	49,664	306,395	827,102
Net income for the year 2022					122,034	122,034
Other comprehensive loss				(305,769)		(305,769)
Exercise of stock options	40	2,255				2,255
Restricted stock activity	8	492				492
Stock based compensation	-	1,309				1,309
Stock awarded to employees	2	87				87
Retirement of common stock	(3)	(65)			(153)	(218)
Dividends ($1.68 per share)					(45,182)	(45,182)
Balance, December 31, 2022	26,913	$475,086	$35	$(256,105)	$383,094	$602,110

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2022	2021	2020
Operating Activities:	(In thousands)
Net income	$122,034	$86,509	$80,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	16,565	16,617	22,647
Provision for credit losses	-	-	4,300
Net amortization of deferred loan fees	(1,704)	(5,576)	(4,442)
Stock option compensation expense	1,309	1,419	1,875
Life insurance gains	(930)	-	-
Securities gains	-	(34)	(71)
Gains on sales of premises and equipment	-	-	(3,536)
Gain on disposal of premises and equipment	-	-	(71)
Net changes in:
Interest income receivable	(18,037)	(2,499)	(4,225)
Net deferred tax liability	697	3,899	(246)
Other assets	(2,415)	(3,534)	(3,528)
Income taxes payable	3,020	(1,054)	353
Interest expense payable	(10)	(72)	(5)
Other liabilities	(6,827)	(6,940)	14,280
Net Cash Provided by Operating Activities	113,702	88,735	107,744
Investing Activities:
Net repayments (disbursements) of loans	108,107	193,755	(126,682)
Proceeds from life insurance policies	3,041	-	-
Purchases of debt securities available for sale	(636,228)	(1,909,370)	(2,102,983)
Proceeds from sale/maturity/calls of debt securities available for sale	500,160	1,204,455	1,260,846
Purchases of debt securities held to maturity	(718,940)	-	-
Proceeds from maturity/calls of debt securities held to maturity	111,059	206,400	218,164
Proceeds from redemption of Federal Reserve Bank stock	2,326	-	-
Purchases of premises and equipment	(811)	(1,324)	(2,200)
Proceeds from sale of premises and equipment	-	-	3,819
Proceeds from sale of foreclosed assets	-	-	114
Net Cash Used in Investing Activities	(631,286)	(306,084)	(748,922)
Financing Activities:
Net change in deposits	(188,666)	725,977	875,358
Net change in short-term borrowings	(88,454)	43,701	71,617
Exercise of stock options	2,255	3,017	2,838
Retirement of common stock	(218)	(232)	(16,496)
Common stock dividends paid	(45,182)	(44,304)	(44,285)
Net Cash (Used in) Provided by Financing Activities	(320,265)	728,159	889,032
Net Change In Cash and Due from Banks	(837,849)	510,810	247,854
Cash and Due from Banks at Beginning of Period	1,132,085	621,275	373,421
Cash and Due from Banks at End of Period	$294,236	$1,132,085	$621,275
Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$3,533	$5,105	$7,697
Securities purchases pending settlement	-	-	29,000
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	6,037	6,309	6,516
Interest paid for the period	1,935	2,027	1,830
Income tax payments for the period	39,840	27,673	26,462

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

Certain risks, uncertainties and other factors may cause actual future results to differ materially from the results discussed in this report on Form 10-K. Recent events that could affect the Company’s operations include the COVID-19 pandemic, inflation and the Federal Reserve’s monetary policy, climate changes and the war in Ukraine. Management continues to actively monitor their impact on the Company’s business. The extent of the impact on the Company’s results of operations, cash flow liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects.

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

Equity Securities. Equity securities consist of marketable equity securities and mutual funds which are recorded at fair value. Unrealized gains and losses are included in net income. There were no equity securities at December 31, 2022 and December 31, 2021.

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

Recently Issued Accounting Standards

FASB ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued March 2020. The ASU provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” The ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 2024. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company does not expect any material impact on its consolidated financial statements since the Company has an insignificant number of financial instruments applicable to this ASU.

FASB ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, was issued March 2022. The ASU eliminates the recognition and measurement guidance for troubled debt restructurings and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. This ASU also requires enhanced disclosure for loans that have been charged off. The ASU is effective in January 1, 2023 under a prospective approach. Adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

[The remainder of this page intentionally left blank]

Note 2: Investment Securities

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $1 thousand at December 31, 2022 and $7 thousand at December 31, 2021, follows:

	At December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities ("MBS")	$311,089	$4	$(25,045)	$286,048
Securities of U.S. Government sponsored entities	306,336	3	(15,486)	290,853
Obligations of states and political subdivisions	84,024	59	(2,079)	82,004
Corporate securities	2,406,566	1,032	(307,643)	2,099,955
Collateralized loan obligations	1,587,326	527	(14,970)	1,572,883
Total debt securities available for sale	4,695,341	1,625	(365,223)	4,331,743
Debt securities held to maturity
Agency residential MBS	104,852	13	(7,503)	97,362
Obligations of states and political subdivisions	89,208	73	(538)	88,743
Corporate securities	721,854	-	(34,448)	687,406
Total debt securities held to maturity	915,914	86	(42,489)	873,511
Total	$5,611,255	$1,711	$(407,712)	$5,205,254

	At December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential MBS	$399,997	$11,766	$(37)	$411,726
Securities of U.S. Government entities	119	-	-	119
Obligations of states and political subdivisions	90,107	3,842	(29)	93,920
Corporate securities	2,692,792	63,573	(9,630)	2,746,735
Collateralized loan obligations	1,385,331	1,743	(719)	1,386,355
Total debt securities available for sale	4,568,346	80,924	(10,415)	4,638,855
Debt securities held to maturity
Agency residential MBS	148,390	3,114	(37)	151,467
Obligations of states and political subdivisions	158,013	3,082	-	161,095
Total debt securities held to maturity	306,403	6,196	(37)	312,562
Total	$4,874,749	$87,120	$(10,452)	$4,951,417

[The remainder of this page intentionally left blank]

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At December 31, 2022
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$251,578	$250,317	$12,676	$12,659
Over 1 to 5 years	584,707	554,596	161,653	158,409
Over 5 to 10 years	2,869,559	2,570,159	636,733	605,081
Over 10 years	678,408	670,623	-	-
Subtotal	4,384,252	4,045,695	811,062	776,149
MBS	311,089	286,048	104,852	97,362
Total	$4,695,341	$4,331,743	$915,914	$873,511

	At December 31, 2021
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$306,333	$309,257	$15,836	$15,941
Over 1 to 5 years	707,062	738,057	125,001	127,539
Over 5 to 10 years	2,320,559	2,347,242	17,176	17,615
Over 10 years	834,395	832,573	-	-
Subtotal	4,168,349	4,227,129	158,013	161,095
MBS	399,997	411,726	148,390	151,467
Total	$4,568,346	$4,638,855	$306,403	$312,562

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At December 31, 2022
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	107	$279,139	$(24,222)	9	$6,110	$(823)	116	$285,249	$(25,045)
Securities of U.S. Government sponsored entities	22	289,067	(15,486)	-	-	-	22	289,067	(15,486)
Obligations of states and political subdivisions	56	65,633	(1,902)	8	3,265	(177)	64	68,898	(2,079)
Corporate securities	133	1,521,294	(170,453)	56	555,727	(137,190)	189	2,077,021	(307,643)
Collateralized loan obligations	58	518,074	(13,772)	20	192,692	(1,198)	78	710,766	(14,970)
Total	376	$2,673,207	$(225,835)	93	$757,794	$(139,388)	469	$3,431,001	$(365,223)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At December 31, 2022
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	97	$95,814	$(7,404)	2	$682	$(99)	99	$96,496	$(7,503)
Obligations of states and political subdivisions	54	53,536	(538)	-	-	-	54	53,536	(538)
Corporate securities	49	672,406	(34,448)	-	-	-	49	672,406	(34,448)
Total	200	$821,756	$(42,390)	2	$682	$(99)	202	$822,438	$(42,489)

Based upon the Company’s December 31, 2022 evaluation, the unrealized losses on debt securities were caused by market conditions for these types of securities. In the twelve months ended December 31, 2022, the market yields on five-year and ten-year Treasury notes increased 2.74% and 2.36%, respectively; these increasing risk-free interest rates have caused large declines in bond values generally. Additionally, market rates for non-Treasury bonds are determined by the risk-free interest rate plus a risk premium spread; such spreads for investment grade, fixed rate, taxable corporate bonds increased 0.38% in the twelve months ended December 31, 2022, also broadly reducing corporate bond values. The Company continually monitors interest rate changes, risk premium spread changes, credit rating changes for issuers of bonds owned, collateralized loan obligations’ collateral levels, and corporate bond issuers’ common stock price changes. All collateralized loan obligations and corporate bonds were investment grade rated at December 31, 2022.

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

As of December 31, 2022 and December 31, 2021, the Company had debt securities pledged to secure public deposits and short-term borrowed funds of $1,180,010 thousand and $1,021,566 thousand, respectively.

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

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Allowance for credit losses:
Balance, end of prior period	$7	$9	$-
Impact of adopting ASU 2016-13	-	-	16
Beginning balance	7	9	16
Reversal of provision for credit losses	(6)	(2)	(7)
Chargeoffs	-	-	-
Recoveries	-	-	-
Total ending balance	$1	$7	$9

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At December 31, 2022, no credit loss allowance was assigned to corporate securities held to maturity.

The following table summarizes the amortized cost of debt securities held to maturity at December 31, 2022, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At December 31, 2022
	AAA/AA/A	BBB+	B-	Not Rated	Total
	(In thousands)
Agency residential MBS	$104,324	$-	$481	$47	$104,852
Obligations of states and political subdivisions	88,943	-	-	265	89,208
Corporate securities	467,962	253,892	-	-	721,854
Total	$661,229	$253,892	$481	$312	$915,914

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of December 31, 2022.

[The remainder of this page intentionally left blank]

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)

Taxable	$158,465	$106,329	$93,163
Tax-exempt from regular federal income tax	5,819	8,424	12,151
Total interest income from investment securities	$164,284	$114,753	$105,314

Note 3: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At December 31,
	2022	2021
	(In thousands)
Commercial:
Paycheck Protection Program ("PPP") loans	$586	$45,888
Other	169,031	187,202
Total Commercial	169,617	233,090
Commercial Real Estate	491,107	535,261
Construction	3,088	48
Residential Real Estate	13,834	18,133
Consumer Installment & Other	280,842	281,594
Total	958,488	$1,068,126

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

	Allowance for Credit Losses
	For the Year Ended Decmber 31, 2022
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,966	$6,529	$2	$45	$9,972	$23,514
(Reversal) provision	(1,184)	(703)	148	(13)	1,758	6
Chargeoffs	(20)	-	-	-	(6,205)	(6,225)
Recoveries	376	62	-	-	2,551	2,989
Total allowance for credit losses	$6,138	$5,888	$150	$32	$8,076	$20,284

	Allowance for Credit Losses
	For the Year Ended December 31, 2021
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$9,205	$5,660	$6	$47	$8,936	$23,854
(Reversal) provision	(2,411)	126	(4)	(2)	2,293	2
Chargeoffs	(56)	-	-	-	(3,192)	(3,248)
Recoveries	228	743	-	-	1,935	2,906
Total allowance for credit losses	$6,966	$6,529	$2	$45	$9,972	$23,514

	Allowance for Credit Losses
	For the Year Ended December 31, 2020
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period, prior to adoption of ASU 2016-13	$4,959	$4,064	$109	$206	$6,445	$3,701	$19,484
Impact of adopting ASU 2016-13	3,385	618	(31)	(132)	1,878	(3,701)	2,017
Adjusted beginning balance	8,344	4,682	78	74	8,323	-	21,501
Provision (reversal)	746	929	(72)	(27)	2,731	-	4,307
Chargeoffs	(236)	-	-	-	(3,963)	-	(4,199)
Recoveries	351	49	-	-	1,845	-	2,245
Total allowance for credit losses	$9,205	$5,660	$6	$47	$8,936	$-	$23,854

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At Decmber 31, 2022
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$169,040	$477,842	$3,088	$13,457	$278,223	$941,650
Substandard	577	13,265	-	377	1,079	15,298
Doubtful	-	-	-	-	752	752
Loss	-	-	-	-	788	788
Total	$169,617	$491,107	$3,088	$13,834	$280,842	$958,488

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2021
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$232,710	$521,300	$48	$16,874	$278,922	$1,049,854
Substandard	380	13,961	-	1,259	1,207	16,807
Doubtful	-	-	-	-	931	931
Loss	-	-	-	-	534	534
Total	$233,090	$535,261	$48	$18,133	$281,594	$1,068,126

[The remainder of this page intentionally left blank]

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2022
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$169,337	$172	$58	$-	$50	$169,617
Commercial real estate	490,354	508	192	-	53	491,107
Construction	3,088	-	-	-	-	3,088
Residential real estate	13,430	377	-	-	27	13,834
Consumer installment and other	273,247	5,101	1,850	628	16	280,842
Total	$949,456	$6,158	$2,100	$628	$146	$958,488

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2021
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$232,444	$383	$263	$-	$-	$233,090
Commercial real estate	534,748	223	-	-	290	535,261
Construction	48	-	-	-	-	48
Residential real estate	17,855	141	-	-	137	18,133
Consumer installment and other	276,793	3,184	1,013	339	265	281,594
Total	$1,061,888	$3,931	$1,276	$339	$692	$1,068,126

There was no allowance for credit losses allocated to loans on nonaccrual status as of December 31, 2022 or December 31, 2021. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2022 or December 31, 2021.

The following tables provide information on troubled debt restructurings (TDRs):

	Troubled Debt Restructurings
	At December 31, 2022
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	2	$2,785	$1,752	$-
Total	2	$2,785	$1,752	$-

	Troubled Debt Restructurings
	At December 31, 2021
				Period-End
				Individual
	Number of	Pre-Modification	Period-End	Credit Loss
	Contracts	Carrying Value	Carrying Value	Allowance
	($ in thousands)
Commercial real estate	2	$2,785	$1,793	$-
Residential real estate	1	241	172	-
Total	3	$3,026	$1,965	$-

During the year ended December 31, 2022, the Company did not modify any loans that were considered TDRs. During the year ended December 31, 2021, the Company did not modify any loans that were considered TDRs for accounting purposes. Section 4013 of the CARES Act allowed certain loan modifications for borrowers impacted by the COVID-19 pandemic to be excluded from TDR accounting. This relief ended on January 1, 2022. During the year ended December 31, 2021, the Company modified loans under Section 4013 of the CARES Act, granting 90 day deferrals of principal and interest payments. As of December 31, 2021, loans deferred under the CARES Act that are not considered TDRs consisted of consumer loans totaling $84 thousand. There were no chargeoffs related to TDRs made during the years ended December 31, 2022 and December 31, 2021. During the years ended December 31, 2022 and December 31, 2021, no TDR loans defaulted within 12 months of the modification date. A TDR is considered to be in default when payments are 90 days or more past due.

No loans on nonaccrual status were included in TDRs of $1,752 thousand at December 31, 2022 and $1,965 thousand at December 31, 2021.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans that were considered collateral dependent at December 31, 2022 included the following: five commercial real estate loans totaling $8.1 million secured by real property, and $625 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2022. Loans that were considered collateral dependent at December 31, 2021 included the following: five commercial real estate loans totaling $8.4 million secured by real property, $394 thousand of indirect consumer installment loans secured by personal property, one commercial loan with a balance of $57 thousand secured by business assets, and three residential real estate loans totaling $420 thousand secured by real property. There were no other collateral dependent loans at December 31, 2021.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$23,891	$5,549	$12,557	$17,293	$53,928	$23,966	$137,184	$31,856	$169,040
Substandard	12	-	-	-	-	-	12	565	577
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$23,903	$5,549	$12,557	$17,293	$53,928	$23,966	$137,196	$32,421	$169,617

	At December 31, 2021
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$34,784	$3,999	$8,690	$16,919	$30,694	$98,799	$193,885	$38,825	$232,710
Substandard	32	-	-	-	-	57	89	291	380
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$34,816	$3,999	$8,690	$16,919	$30,694	$98,856	$193,974	$39,116	$233,090

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$146,588	$58,473	$71,440	$74,016	$71,618	$55,707	$477,842	$-	$477,842
Substandard	8,083	-	2,112	806	-	2,264	13,265	-	13,265
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$154,671	$58,473	$73,552	$74,822	$71,618	$57,971	$491,107	$-	$491,107

[The remainder of this page intentionally left blank]

	At December 31, 2021
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$116,181	$87,921	$78,200	$78,647	$83,642	$76,709	$521,300	$-	$521,300
Substandard	10,993	-	-	2,016	823	129	13,961	-	13,961
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$127,174	$87,921	$78,200	$80,663	$84,465	$76,838	$535,261	$-	$535,261

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade
Pass	$13,457	$-	$-	$-	$-	$-	$13,457	$-	$13,457
Substandard	377	-	-	-	-	-	377	-	377
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$13,834	$-	$-	$-	$-	$-	$13,834	$-	$13,834

	At December 31, 2021
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Residential Real Estate loans by grade
Pass	$16,874	$-	$-	$-	$-	$-	$16,874	$-	$16,874
Substandard	1,259	-	-	-	-	-	1,259	-	1,259
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$18,133	$-	$-	$-	$-	$-	$18,133	$-	$18,133

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade
Pass	$-	$-	$-	$-	$-	$-	$-	$3,088	$3,088
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$3,088	$3,088

	At December 31, 2021
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade
Pass	$-	$-	$-	$-	$-	$-	$-	$48	$48
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$48	$48

[The remainder of this page intentionally left blank]

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$6,017	$13,147	$22,330	$35,783	$76,126	$99,414	$252,817	$20,430	$273,247
30-59 days past due	117	268	572	1,014	1,709	1,359	5,039	62	5,101
60-89 days past due	42	65	67	275	635	750	1,834	16	1,850
Past due 90 days or more	3	20	16	61	284	241	625	3	628
Nonaccrual	-	-	-	-	-	-	-	16	16
Total	$6,179	$13,500	$22,985	$37,133	$78,754	$101,764	$260,315	$20,527	$280,842

	At December 31, 2021
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2017	2018	2019	2020	2021	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$7,884	$10,162	$25,932	$37,999	$58,178	$113,899	$254,054	$22,739	$276,793
30-59 days past due	197	139	634	504	662	1,034	3,170	14	3,184
60-89 days past due	5	20	156	150	186	408	925	88	1,013
Past due 90 days or more	1	17	81	62	109	40	310	29	339
Nonaccrual	-	-	-	-	-	-	-	265	265
Total	$8,087	$10,338	$26,803	$38,715	$59,135	$115,381	$258,459	$23,135	$281,594

There were no loans held for sale at December 31, 2022 and December 31, 2021.

The Company held no other real estate owned (OREO) at December 31, 2022 and December 31, 2021. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $-0- thousand at December 31, 2022 and $247 thousand at December 31, 2021.

Note 4: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person owing to a commercial bank at any one time shall not exceed the following limitations as applicable to the Bank: (a) unsecured credits shall not exceed 15 percent of the sum of the common stock outstanding and unimpaired, perpetual preferred stock outstanding and unimpaired, capital surplus, undivided profits, and allowance for credit losses less intangible assets of the Bank, or (b) secured and unsecured credits in all shall not exceed 25 percent of the sum of the common stock outstanding and unimpaired, perpetual preferred stock outstanding and unimpaired, capital surplus, undivided profits, and allowance for credit losses less intangible assets of the Bank. At December 31, 2022, the Bank did not have credit extended to any one entity exceeding these limits. At December 31, 2022, the Bank had 27 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments related to real estate loans of $34,790 thousand and $34,226 thousand at December 31, 2022 and December 31, 2021, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At December 31, 2022, the Bank held corporate bonds in 118 issuing entities that exceeded $5 million for each issuer.

Note 5: Premises, Equipment, Other Assets and Other Liabilities

Premises and equipment consisted of the following:

	At December 31,
	Cost	Accumulated Depreciation and Amortization	Net Book Value
	(In thousands)
2022
Land	$11,453	$-	$11,453
Building and improvements	42,528	(30,601)	11,927
Leasehold improvements	8,157	(6,897)	1,260
Furniture and equipment	26,766	(22,587)	4,179
Total	$88,904	$(60,085)	$28,819
2021
Land	$11,453	$-	$11,453
Building and improvements	43,009	(30,069)	12,940
Leasehold improvements	7,567	(5,967)	1,600
Furniture and equipment	26,642	(21,480)	5,162
Total	$88,671	$(57,516)	$31,155

Depreciation and amortization of premises and equipment included in noninterest expense amounted to $2,899 thousand in 2022, $2,978 thousand in 2021 and $3,683 thousand in 2020.

Other assets consisted of the following:

	At December 31,	At December 31,
	2022	2021
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$11,743	$14,069
Other investments	158	158
Total cost method equity investments	11,901	14,227
Life insurance cash surrender value	63,816	63,107
Net deferred tax asset	125,140	-
Right-of-use asset	15,746	17,980
Limited partnership investments	34,421	37,145
Interest receivable	53,558	35,521
Prepaid assets	4,894	4,757
Other assets	9,670	12,678
Total other assets	$319,146	$185,415

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

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. Visa Inc. disclosed a revised conversion rate applicable to its class B common stock in its Form 8-K dated January 5, 2023. The conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, was reduced from 1.6059 to 1.5991 per share, effective as of December 29, 2022. Visa Inc. class A common stock had a closing price of $207.76 per share on December 30, 2022, the last day of stock market trading for the fourth quarter 2022. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At December 31, 2022, these investments totaled $34,421 thousand and $22,647 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2021, these investments totaled $37,145 thousand and $26,485 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2022, the $22,647 thousand of outstanding equity capital commitments are expected to be paid as follows: $10,992 thousand in 2023, $10,499 thousand in 2024, $359 thousand in 2025, $59 thousand in 2026, $190 thousand in 2027, and $548 thousand in 2028 or thereafter.

The amounts recognized in net income for these investments include:

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Investment loss included in pre-tax income	$5,724	$2,620	$2,440
Tax credits recognized in provision for income taxes	3,250	2,300	900

Other liabilities consisted of the following:

	At December 31,
	2022	2021
	(In thousands)
Net deferred tax liability	$-	$2,501
Operating lease liability	15,746	17,980
Other liabilities	49,379	53,241
Total other liabilities	$65,125	$73,722

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of December 31, 2022.

As of December 31, 2022, the Company’s lease liability and right-of-use asset were $15,746 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.7 years and 1.87%, respectively, at December 31, 2022.  The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of December 31, 2022.

Total lease costs of $6,575 thousand, $6,581 thousand and $6,699 thousand, during the year ended December 31, 2022, December 31, 2021 and December 31, 2020, respectively, were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the year ended December 31, 2022, December 31, 2021 and December 31, 2020.

[The remainder of this page intentionally left blank]

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At December 31,
2022
(In thousands)
2023	$5,843
2024	4,267
2025	3,033
2026	1,408
2027	709
Thereafter	1,015
Total minimum lease payments	16,275
Less: discount	(529)
Present value of lease liability	$15,746

See Note 10 to the consolidated financial statements for additional information related to the net deferred tax liability.

Note 6: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the year ended December 31, 2022 and December 31, 2021. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the year ended December 31, 2022 and December 31, 2021 no such adjustments were recorded.

The carrying values of goodwill were:

	At December 31, 2022	At December 31, 2021
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At December 31, 2022		At December 31, 2021
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(56,225)	$56,808	$(55,973)

As of December 31, 2022, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the year ended December 31, 2022 (actual)	$252
2023	236
2024	222
2025	125

Note 7: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At December 31,	At December 31,
	2022	2021
	(In thousands)
Noninterest-bearing	$2,947,277	$3,069,080
Interest-bearing:
Transaction	1,273,143	1,260,869
Savings	1,874,115	1,940,395
Time deposits less than $100 thousand	65,962	72,527
Time deposits $100 thousand through $250 thousand	42,733	47,666
Time deposits more than $250 thousand	22,060	23,419
Total deposits	$6,225,290	$6,413,956

Demand deposit overdrafts of $995 thousand and $611 thousand were included as loan balances at December 31, 2022 and December 31, 2021, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $156 thousand in 2022, $265 thousand in 2021 and $319 thousand in 2020.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At December 31,	At December 31,
	2022	2021
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$30,108	$42,295
Corporate securities	203,774	254,005
Total collateral carrying value	$233,882	$296,300
Total short-term borrowed funds	$57,792	$146,246

	For the Years Ended December 31,
	2022	2021
	Highest Balance at Any Month-end
	(In thousands)
Securities sold under repurchase agreements	$257,560	$146,552

At December 31, 2022, the Company had lines of credit for overnight borrowings from corresponding banks totaling $100 million. Additionally, the Company had access to borrowing from the Federal Reserve up to $225 million based on the collateral pledged at December 31, 2022. There were no outstanding amounts under the above-mentioned borrowings at December 31, 2022.

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

The following table summarizes information about stock options granted under the Plans as of December 31, 2022. The intrinsic value is calculated as the difference between the market value as of December 31, 2022 and the exercise price of the shares. The market value as of December 30, 2022, the last day of stock market trading for the fourth quarter 2022, was $59.01 as reported by the NASDAQ Global Select Market:

			Options Outstanding				Options Exercisable
			At December 31, 2022			For the Year Ended December 31, 2022	At December 31, 2022			For the Year Ended December 31, 2022
Range of Exercise Price			Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
			(In thousands)		(Years)		(In thousands)		(Years)
$40	-	45	32	$527	2.8	$42	32	$527	2.8	$42
45	-	50	-	-	-	-	-	-	-	-
50	-	55	6	33	1.1	53	6	33	1.1	53
55	-	60	416	515	7.9	58	117	220	5.8	57
60	-	65	258	-	5.6	62	258	-	5.6	62
65	-	70	142	-	7.1	66	95	-	7.1	66
$40	-	70	854	$1,075	6.8	60	508	$780	5.7	61

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the year ended December 31, 2022, 2021 and 2020, the Company granted 229 thousand, 193 thousand and 184 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

	For the Years Ended December 31,
	2022	2021	2020
Expected volatility (1)	19%	20%	20%
Expected life in years (2)	4.6	4.7	3.5
Risk-free interest rate (3)	1.73%	0.46%	1.52%
Expected dividend yield	3.02%	2.79%	2.59%
Fair value per award	$7.90	$7.50	$8.64

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

Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options at December 31, 2022 is 856 thousand.

[The remainder of this page intentionally left blank]

A summary of option activity during the year ended December 31, 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(In thousands)		(Years)
Outstanding at January 1, 2022	793	$60.48
Granted	229	58.51
Exercised	(40)	56.03
Forfeited or expired	(128)	61.46
Outstanding at December 31, 2022	854	60.02	6.8
Exercisable at December 31, 2022	508	60.60	5.7

A summary of the Company’s nonvested option activity during the year ended December 31, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at January 1, 2022	347	$8.31
Granted	229	7.90
Vested	(168)	8.76
Forfeited	(62)	7.98
Nonvested at December 31, 2022	346	$7.88

The estimated grant date fair value for options granted under the Company’s stock option plan during the twelve months ended December 31, 2022, 2021 and 2020 was $7.90, $7.50 and $8.64 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2022 is $2,164 thousand and the weighted average period over which the cost is expected to be recognized is 1.7 years.

The total intrinsic value of options exercised during the year ended December 31, 2022, 2021 and 2020 was $165 thousand, $454 thousand and $693 thousand, respectively. The total fair value of Restricted Performance Shares (“RPSs”) that vested during the year ended December 31, 2022, 2021 and 2020 was $492 thousand, $527 thousand and $534 thousand, respectively. The total fair value of options vested during the year ended December 31, 2022, 2021 and 2020 was $1,464 thousand, $1,783 thousand and $1,735 thousand, respectively. During the year ended December 31, 2022, 40 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction less than the related share based compensation expense by $143 thousand. The lesser deduction in 2022 resulted in a $30 thousand increase in tax provision. During the year ended December 31, 2021, 53 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction equal to the related share based compensation expense. During the year ended December 31, 2020, 52 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction exceeding related share based compensation by $295 thousand. The excess deductions resulting from the exercise of nonqualified stock options reduced the income tax provision by $-0- thousand in 2021 and $87 thousand in 2020.

A summary of the status of the Company’s restricted performance shares as of December 31, 2022 and 2021 and changes during the years ended on those dates, follows:

	2022	2021
	(In thousands)
Outstanding at January 1,	30	28
Granted	12	13
Issued upon vesting	(8)	(9)
Forfeited	(3)	(2)
Outstanding at December 31,	31	30

As of December 31, 2022 and 2021, the restricted performance shares had a weighted-average contractual life of 1.2 years and 1.4 years, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $525 thousand, $610 thousand and $533 thousand for the year ended December 31, 2022, 2021 and 2020, respectively. There were no stock appreciation rights or incentive stock options granted in the year ended December 31, 2022, 2021 and 2020.

The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2022, 1,750 thousand shares remained available to repurchase under such plans.

The Company’s articles of incorporation authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2022, no shares of Class B Common Stock or Preferred Stock were outstanding.

Note 9: Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) require the Company to maintain a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios to avoid restrictions on dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2022 and December 31, 2021, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2022 and 2021, the Bank met the capital requirements to be well capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that would change the institution’s category since December 31, 2022.

The capital ratios for the Company and the Bank as of the dates indicated are presented in the table below. For Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital, the required percentages for capital adequacy purposes include the 2.5% capital conservation buffer.

	At December 31, 2022		Required for Capital Adequacy Purposes		To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$736,414	15.22%	$338,748	7.00%	N/A	N/A
Bank	592,804	12.37%	335,351	7.00%	$311,397	6.50%
Tier 1 Capital
Company	736,414	15.22%	411,337	8.50%	N/A	N/A
Bank	592,804	12.37%	407,212	8.50%	383,258	8.00%
Total Capital
Company	756,900	15.64%	508,123	10.50%	N/A	N/A
Bank	619,290	12.93%	503,026	10.50%	479,073	10.00%
Leverage Ratio (1)
Company	736,414	10.18%	289,259	4.00%	N/A	N/A
Bank	592,804	8.26%	287,229	4.00%	359,036	5.00%

(1) The leverage ratio consists of Tier 1capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

	At December 31, 2021		Required for Capital Adequacy Purposes		To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$653,026	14.93%	$306,277	7.00%	N/A	N/A
Bank	540,538	12.48%	303,111	7.00%	$281,460	6.50%
Tier 1 Capital
Company	653,026	14.93%	371,908	8.50%	N/A	N/A
Bank	540,538	12.48%	368,063	8.50%	346,412	8.00%
Total Capital
Company	676,749	15.47%	459,416	10.50%	N/A	N/A
Bank	570,260	13.17%	454,666	10.50%	433,016	10.00%
Leverage Ratio (1)
Company	653,026	9.06%	288,423	4.00%	N/A	N/A
Bank	540,538	7.55%	286,432	4.00%	358,040	5.00%

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

The components of the net deferred tax liability is as follows:

	At December 31,
	2022	2021
	(In thousands)
Deferred tax asset
Allowance for credit losses	$5,858	$6,852
Unrealized losses on securities available for sale	107,493	-
State franchise taxes	3,805	2,518
Deferred compensation	4,091	4,524
Purchased assets and assumed liabilities	229	475
Post-retirement benefits	405	445
Employee benefit accruals	3,096	2,792
VISA Class B shares	507	348
Impaired capital assets	-	2,673
Accrued liabilities	840	748
Premises and equipment	1,193	1,001
Lease liability	4,548	5,263
Other	99	103
Sub total deferred tax asset	132,164	27,742
Tax valuation	-	(1,776)
Total deferred tax asset	132,164	25,966
Deferred tax liability
Net deferred loan fees	193	196
Unrealized gains on securities available for sale	-	20,845
Right-of-use asset	4,548	5,263
Intangible assets	453	459
Limited partnership investments	1,830	1,704
Total deferred tax liability	7,024	28,467
Net deferred tax asset (liability)	$125,140	$(2,501)

At December 31, 2021, the Company had $2,673 thousand deferred tax asset related to California capital loss carryforwards, which will expire if unutilized within five years of the year incurred. At December 31, 2021, a valuation allowance recorded for the portion of the tax benefit that was expected to expire was $1,776 thousand. At December 31, 2022, the California capital loss carryforwards and related valuation allowance were zero due to expiration in 2022.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Current income tax expense:
Federal	$26,785	$15,299	$15,982
State	16,075	11,320	10,654
Total current	42,860	26,619	26,636
Deferred income tax (benefit) expense:
Federal	(1,349)	1,281	(538)
State	2,046	842	292
Total deferred	697	2,123	(246)
Provision for income taxes
Federal	-	(472)	-
State	-	2,248	-
Total change in valuation reserve	-	1,776	-
Provision for income taxes	$43,557	$30,518	$26,390

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Federal income taxes due at statutory rate	$34,774	$24,576	$22,429
Additions (reductions) in income taxes resulting from:
Interest on state and municipal securities and loans not taxable for federal income tax purposes	(1,484)	(2,070)	(2,808)
State franchise taxes, net of federal income tax benefit	14,315	9,757	8,647
Change in valuation reserve	-	1,776	-
Stock compensation deduction less than (in excess of) book expense	30	-	(62)
Tax credits	(3,439)	(2,621)	(1,061)
Dividend received deduction	(56)	(48)	(44)
Cash value life insurance	(421)	(389)	(383)
Other	(162)	(463)	(328)
Provision for income taxes	$43,557	$30,518	$26,390

At December 31, 2022 and December 31, 2021, the Company had no uncertain tax positions related to previous years’ tax returns which were under examination.

The Company classifies interest and penalties as a component of the provision for income taxes. For tax years 2022, 2021 and 2020, no interest or penalties were recognized as a component of the provision for income taxes. At December 31, 2022, the tax years ended December 31, 2021, 2020 and 2019 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2021, 2020, 2019 and 2018 remain subject to examination by the California Franchise Tax Board.

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

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At December 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$286,048	$-	$286,048	$-
Securities of U.S. Government sponsored entities	290,853	-	290,853	-
Obligations of states and political subdivisions	82,004	-	82,004	-
Corporate securities	2,099,955	-	2,099,955	-
Collateralized loan obligations	1,572,883	-	1,572,883	-
Total debt securities available for sale	$4,331,743	$-	$4,331,743	$-

(1)   There were no transfers in to or out of level 3 during the year ended December 31, 2022.

	At December 31, 2021
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$411,726	$-	$411,726	$-
Securities of U.S. Government entities	119	-	119	-
Obligations of states and political subdivisions	93,920	-	93,920	-
Corporate securities	2,746,735	-	2,746,735	-
Collateralized loan obligations	1,386,355	-	1,386,355	-
Total debt securities available for sale	$4,638,855	$-	$4,638,855	$-

(1)   There were no transfers in to or out of level 3 during the year ended December 31, 2021.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at December 31, 2022 and December 31, 2021, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Year Ended
	At December 31, 2022				December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$225	$-	$-	$225	$-
Total assets measured at fair value on a nonrecurring basis	$225	$-	$-	$225	$-

					For the
					Year Ended
	At December 31, 2021				December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$225	$-	$-	$225	$-
Residential real estate	172	-	-	172	-
Total assets measured at fair value on a nonrecurring basis	$397	$-	$-	$397	$-

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

	At December 31, 2022
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$294,236	$294,236	$294,236	$-	$-
Debt securities held to maturity	915,913	873,511	-	873,511	-
Loans	938,204	905,720	-	-	905,720

Financial Liabilities:
Deposits	$6,225,290	$6,224,791	$-	$6,094,535	$130,256
Short-term borrowed funds	57,792	57,792	-	57,792	-

	At December 31, 2021
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$1,132,085	$1,132,085	$1,132,085	$-	$-
Debt securities held to maturity	306,396	312,562	-	312,562	-
Loans	1,044,612	1,059,072	-	-	1,059,072

Financial Liabilities:
Deposits	$6,413,956	$6,413,244	$-	$6,270,344	$142,900
Short-term borrowed funds	146,246	146,246	-	146,246	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 12: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not unconditionally cancellable by the Company aggregated $31,889 thousand at December 31, 2022. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $202,696 thousand at December 31, 2022 and $233,850 thousand at December 31, 2021. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $1,948 thousand at December 31, 2022 and $3,693 thousand at December 31, 2021. Commitments for commercial and similar letters of credit totaled $95 thousand at December 31, 2022 and December 31, 2021. The Company had $950 thousand in outstanding full recourse guarantees to a third party credit card company at December 31, 2022 and $580 thousand at December 31, 2021. At December 31, 2022, the Company had a reserve for unfunded commitments of $201 thousand for the above-mentioned loan commitments of $31,889 thousand that are not unconditionally cancellable by the Company. The Company’s reserve for unfunded commitments was $201 thousand at December 31, 2021. The reserve for unfunded commitments is included in other liabilities.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount can be reasonably estimated.

Note 13: Retirement Benefit Plans

The Company sponsors a qualified defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to noninterest expense related to discretionary Company contributions to the Deferred Profit-Sharing Plan were $1,030 thousand in 2022, $1,028 thousand in 2021 and $917 thousand in 2020.

The Company also sponsors a qualified defined contribution Tax Deferred Savings/Retirement Plan (ESOP) covering salaried employees who become eligible to participate upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax or after-tax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests primarily in Westamerica Bancorporation common stock. The Company funds contributions to match participating employees’ contributions, subject to certain limits. The matching contributions charged to compensation expense were $921 thousand in 2022, $972 thousand in 2021 and $995 thousand in 2020.

The Company offers a continuation of group insurance coverage to eligible employees electing early retirement, for the period from the date of retirement until age 65. For eligible employees the Company pays a portion of these early retirees’ group insurance premiums. The Company also reimburses a portion of Medicare Part B premiums for all qualifying retirees over age 65 and, if eligible, their spouses. Eligibility for post-retirement medical benefits is based on age and years of service, and restricted to employees hired prior to February 1, 2006 who elect early retirement prior to January 1, 2023. The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. The Company used a December 31 measurement date for determining post-retirement medical benefit calculations.

[The remainder of this page intentionally left blank]

The following tables set forth the net periodic post-retirement benefit cost and the change in the benefit obligation for the year ended December 31 and the funded status of the post-retirement benefit plan as of December 31:

Net Periodic Benefit Cost

	At December 31,
	2022	2021	2020
	(In thousands)
Service benefit	$(19)	$(15)	$(35)
Interest cost	38	30	52
Net periodic cost	$19	$15	$17

Obligation and Funded Status

	At December 31,
	2022	2021	2020
Change in benefit obligation	(In thousands)
Benefit obligation at beginning of year	$1,527	$1,654	$1,782
Service benefit	$(19)	(15)	(35)
Interest cost	38	30	52
Benefits paid	(145)	(142)	(145)
Benefit obligation at end of year	$1,401	$1,527	$1,654
Accumulated post-retirement benefit obligation attributable to:
Retirees	$1,401	$1,527	$1,654
Other	-	-	-
Total	$1,401	$1,527	$1,654
Fair value of plan assets	-	-	-
Accumulated post-retirement benefit obligation in excess of plan assets	$1,401	$1,527	$1,654

Additional Information

Assumptions

	At December 31,
	2022	2021	2020

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.01%	2.46%	1.80%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	2.46%	1.80%	2.90%

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

Estimated future benefit payments
(In thousands)
2023	$144
2024	144
2025	144
2026	141
2027	132
Years 2028-2032	522

Note 14: Related Party Transactions

Certain of the Directors, executive officers and their associates have had banking transactions with subsidiaries of the Company in the ordinary course of business. The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2022 and 2021:

	2022	2021
	($ in thousands)

Balance at January 1,	$454	$499
Originations	-	-
Principal reductions	$(54)	(45)
Balance at December 31,	$400	$454
Percent of total loans outstanding.	0.04%	0.04%

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

Note 16: Other Comprehensive Income (loss)

The components of other comprehensive income (loss) and other related tax effects were:

	2022
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Changes in net unrealized losses/gains arising during the year	$(434,107)	$128,338	$(305,769)
Other comprehensive loss	$(434,107)	$128,338	$(305,769)

	2021
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Changes in net unrealized gains arising during the year	$(91,891)	$27,167	$(64,724)
Reclassification of gains included in net income	(34)	10	(24)
Other comprehensive loss	$(91,925)	$27,177	$(64,748)

	2020
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Changes in net unrealized gains arising during the year	$125,519	$(37,108)	$88,411
Reclassification of gains included in net income	(71)	21	(50)
Other comprehensive income	$125,448	$(37,087)	$88,361

[The remainder of this page intentionally left blank]

Accumulated other comprehensive income (loss) balances were:

Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance, December 31, 2019	$26,051
Changes in unrealized gains on debt securities available for sale, net of tax	88,361
Balance, December 31, 2020	114,412
Changes in unrealized gains on debt securities available for sale, net of tax	(64,748)
Balance, December 31, 2021	49,664
Changes in unrealized losses/gains on debt securities available for sale, net of tax	(305,769)
Balance, December 31, 2022	$(256,105)

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

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Net income (numerator)	$122,034	$86,509	$80,413
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,895	26,855	26,942
Basic earnings per common share	$4.54	$3.22	$2.98
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,895	26,855	26,942
Add common stock equivalents for options	12	15	18
Weighted average number of common shares outstanding - diluted (denominator)	26,907	26,870	26,960
Diluted earnings per common share	$4.54	$3.22	$2.98

For the years ended December 31, 2022, 2021 and 2020, options to purchase 787 thousand, 649 thousand and 577 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

Note 18: Westamerica Bancorporation (Parent Company Only Condensed Financial Information)

Statements of Income and Comprehensive Income

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Dividends from subsidiaries	$70,267	$29,279	$10,783
Interest income	49	44	56
Other income	11,386	11,608	11,438
Total income	81,702	40,931	22,277
Salaries and benefits	5,832	6,612	7,107
Other expense	2,609	2,279	2,206
Total expense	8,441	8,891	9,313
Income before taxes and equity in undistributed income of subsidiaries	73,261	32,040	12,964
Income tax expense	(881)	(645)	(454)
Earnings of subsidiaries greater than subsidiary dividends	49,654	55,114	67,903
Net income	122,034	86,509	80,413
Other comprehensive (loss) income, net of tax	(305,769)	(64,748)	88,361
Comprehensive (loss) income	$(183,735)	$21,761	$168,774

Balance Sheets

	At December 31,
	2022	2021
	(In thousands)
Assets
Cash	$99,478	$69,943
Investment in Westamerica Bank	464,500	720,614
Investment in non-bank subsidiaries	453	454
Premises and equipment, net	9,411	9,968
Accounts receivable from Westamerica Bank	245	224
Other assets	44,831	42,026
Total assets	$618,918	$843,229
Liabilities
Accounts payable to Westamerica Bank	$40	$62
Other liabilities	16,768	16,065
Total liabilities	16,808	16,127
Shareholders' equity	602,110	827,102
Total liabilities and shareholders' equity	$618,918	$843,229

[The remainder of this page intentionally left blank]

Statements of Cash Flows

	For the Years Ended December 31,
	2022	2021	2020
	(In thousands)
Operating Activities
Net income	$122,034	$86,509	$80,413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	563	569	608
(Increase) decrease in accounts receivable from affiliates	(771)	117	(150)
Increase in other assets	(1,639)	(1,223)	(2,421)
Stock option compensation expense	1,309	1,419	1,875
Provision for deferred income tax	881	645	428
(Decrease) increase in other liabilities	(38)	254	855
Earnings of subsidiaries greater than subsidiary dividends	(49,654)	(55,114)	(67,903)
Gain on disposal of premises and equipment	-	-	(61)
Net Cash Provided by Operating Activities	72,685	33,176	13,644
Investing Activities
Purchases of equipment	(5)	(78)	-
Net Cash Used in Investing Activities	(5)	(78)	-
Financing Activities
Exercise of stock options	2,255	3,017	2,838
Retirement of common stock	(218)	(232)	(16,496)
Common stock dividends paid	(45,182)	(44,304)	(44,285)
Net Cash Used in Financing Activities	(43,145)	(41,519)	(57,943)
Net change in cash and due from banks	29,535	(8,421)	(44,299)
Cash and due from banks at beginning of period	69,943	78,364	122,663
Cash and due from banks at end of period	$99,478	$69,943	$78,364
Supplemental Cash Flow Disclosures:
Supplemental disclosure of cash flow activities:
Interest paid for the period	$-	$-	$-
Income tax payments for the period	39,840	27,673	26,462

[The remainder of this page intentionally left blank]

Note 19: Quarterly Financial Information (Unaudited)

	For the Three Months Ended
	March 31,			June 30,			September 30,			December 31,
	(In thousands, except per share data and
	price range of common stock)
2022
Interest and loan fee income			$43,759			$47,997			$60,802			$69,198
Net interest income			43,279			47,514			60,315			68,723
Provision for loan losses			-			-			-			-
Noninterest income			11,576			11,264			11,818			10,463
Noninterest expense			24,875			24,629			24,767			25,090
Income before taxes			29,980			34,149			47,366			54,096
Net income			22,616			25,314			34,760			39,344
Basic earnings per common share			0.84			0.94			1.29			1.46
Diluted earnings per common share			0.84			0.94			1.29			1.46
Dividends paid per common share			0.42			0.42			0.42			0.42
Price range, common stock	57.54	-	62.76	55.66	-	61.30	52.29	-	61.52	52.22	-	63.39
2021
Interest and loan fee income			$42,316			$44,276			$43,810			$43,041
Net interest income			41,841			43,792			43,318			42,537
Provision for loan losses			-			-			-			-
Noninterest income			10,189			11,032			11,282			10,842
Noninterest expense			24,906			24,291			24,697			23,912
Income before taxes			27,124			30,533			29,903			29,467
Net income			20,147			22,579			22,063			21,720
Basic earnings per common share			0.75			0.84			0.82			0.81
Diluted earnings per common share			0.75			0.84			0.82			0.81
Dividends paid per common share			0.41			0.41			0.41			0.42
Price range, common stock	55.82	-	66.43	57.67	-	64.80	54.03	-	58.55	53.78	-	58.00
2020
Interest and loan fee income			$39,991			$41,539			$41,365			$42,961
Net interest income			39,549			41,104			40,899			42,480
Provision for loan losses			4,300			-			-			-
Noninterest income			11,648			9,554			10,476			13,959
Noninterest expense			24,664			24,754			24,603			24,545
Income before taxes			22,233			25,904			26,772			31,894
Net income			16,962			19,562			20,051			23,838
Basic earnings per common share			0.63			0.72			0.74			0.89
Diluted earnings per common share			0.63			0.72			0.74			0.89
Dividends paid per common share			0.41			0.41			0.41			0.41
Price range, common stock	47.37	-	68.01	53.40	-	64.86	51.84	-	63.58	51.49	-	59.70

[The remainder of this page intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Westamerica Bancorporation

San Rafael, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

_______________________________________________________________________________________________________

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

Allowance for Credit Losses on Loans – Reasonable and Supportable Forecasts - Refer to Notes 1 and 3 to the financial statements

The allowance for credit losses on loans is an accounting estimate of expected credit losses over the estimated life of loans. ASC 326, Financial Instruments – Credit Losses, requires a financial asset (or a group of financial assets), including the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. The allowance for credit losses on loans as of December 31, 2022 was $20,284,000.

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

The primary procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of controls over the application of reasonable and supportable forecasts, including controls addressing:
o	The reasonable and supportable forecasts methodology,
o	Significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables,
o	The accuracy of the reasonable and supportable forecasts calculation, including the completeness, accuracy and relevance of underlying data.

_____________________________________________________________________________________________

(Continued)

●	Substantively testing management’s process for the application of reasonable and supportable forecasts, including:
o	Evaluation of the reasonable and supportable forecasts methodology,
o	Evaluation of significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables,
o	Evaluation of the accuracy of the reasonable and supportable forecasts calculation, including the completeness, accuracy and relevance of underlying data.

/s/ Crowe LLP

Crowe LLP

We have served as the Company's auditor since 2015.

Sacramento, California

February 28, 2023

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2022.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 50 and 91, respectively.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K of the Securities Act of 1933) that is applicable to its senior financial officers including its chief executive officer, chief financial officer, and principal accounting officer.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

[The remainder of this page intentionally left blank]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2022:

	At December 31, 2022
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(In thousands, except exercise price)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	854	$60	856
Equity compensation plans not approved by security holders	-	N/A	-
Total	854	$60	856

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2023 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

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

10(x)

Form of Indemnification Agreement between Westamerica Bancorporation and its directors, incorporated by reference to the Exhibit 10.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2019.

10(y)

Form of Indemnification Agreement between Westamerica Bancorporation and its directors, incorporated by reference to the Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2019.

11.1	Statement re computation of per share earnings incorporated by reference to Note 17 of the notes to the consolidated financial statements of this Report.
14

Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 10, 2004.

21	Subsidiaries of the registrant.
23.1	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline Inline Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover page of Westamerica Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (contained in Exhibit 101)

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

Item 16.    FORM 10-K SUMMARY.

None

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

Date: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Payne David L. Payne	Chairman of the Board and Directors President and Chief Executive Officer (Principal Executive Officer)	February 28, 2023

/s/ Jesse Leavitt Jesse Leavitt	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2023

/s/ E. Joseph Bowler E. Joseph Bowler	Director	February 28, 2023

/s/ Melanie Martella Chiesa Melanie Martella Chiesa	Director	February 28, 2023

/s/ Michele Hassid Michele Hassid	Director	February 28, 2023

/s/ Catherine C. MacMillan Catherine C. MacMillan	Director	February 28, 2023

/s/ Ronald A. Nelson Ronald A. Nelson	Director	February 28, 2023

/s/ Edward B. Sylvester Edward B. Sylvester	Lead Independent Director	February 28, 2023

/s/ Inez Wondeh Inez Wondeh	Director	February 28, 2023