Form 10-Q
period 2023-03-31
WESTAMERICA BANCORPORATION
filed 2023-05-09
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission file number: 001-09383

WESTAMERICA BANCORPORATION

(Exact Name of Registrant as Specified in Its Charter)

California	94-2156203
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                             No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of April 28, 2023
Common Stock, No Par Value	26,648,281

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

These factors include but are not limited to (1) the length and severity of any difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by riots, terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the local, regional and national economies; (6) changes in the interest rate environment and monetary policy; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing or security systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments, particularly the impact of rising interest rates on the Company’s securities portfolio; (11) asset/liability management risks; (12) liquidity risks including the impact of recent adverse developments in the banking industry; (13) the effect of climate change, natural disasters, including earthquakes, hurricanes, fire, flood, drought, and other disasters, on the uninsured value of the Company’s assets and of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values; (14) changes in the securities markets; (15) the duration and severity of the COVID-19 pandemic and governmental and customer responses to the pandemic; (16) inflation and (17) the outcome of contingencies, such as legal proceedings. However, the reader should not consider the above-mentioned factors to be a complete set of all potential risks or uncertainties.

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statements in this report to reflect circumstances or events that occur after the date forward looking statements are made, except as may be required by law. The reader is directed to the Company's annual report on Form 10-K for the year ended December 31, 2022 and Item 1A of this report for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At March 31,	At December 31,
	2023	2022
	(In thousands)
Assets:
Cash and due from banks	$195,202	$294,236
Debt securities available for sale	4,217,513	4,331,743
Debt securities held to maturity, net of allowance for credit losses of $1 at March 31, 2023 and December 31, 2022 (Fair value of $875,268 at March 31, 2023 and $873,511 at December 31, 2022)	909,319	915,913
Loans	938,628	958,488
Allowance for credit losses on loans	(19,509)	(20,284)
Loans, net of allowance for credit losses on loans	919,119	938,204
Premises and equipment, net	28,331	28,819
Identifiable intangibles, net	523	583
Goodwill	121,673	121,673
Other assets	308,791	319,146
Total Assets	$6,700,471	$6,950,317

Liabilities:
Noninterest-bearing deposits	$2,788,992	$2,947,277
Interest-bearing deposits	3,110,323	3,278,013
Total deposits	5,899,315	6,225,290
Short-term borrowed funds	83,088	57,792
Other liabilities	75,143	65,125
Total Liabilities	6,057,546	6,348,207

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized: 150,000 shares Issued and outstanding: 26,648 at March 31, 2023 and 26,913 at December 31, 2022	471,124	475,086
Deferred compensation	35	35
Accumulated other comprehensive loss	(231,573)	(256,105)
Retained earnings	403,339	383,094
Total Shareholders' Equity	642,925	602,110
Total Liabilities and Shareholders' Equity	$6,700,471	$6,950,317

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the
	Three Months Ended
	March 31,
	2023	2022
	(In thousands,
	except per share data)
Interest and Fee Income:
Loans	$11,740	$12,942
Equity securities	152	128
Debt securities available for sale	46,810	28,566
Debt securities held to maturity	8,980	1,644
Interest-bearing cash	1,942	479
Total Interest and Fee Income	69,624	43,759
Interest Expense:
Deposits	458	452
Short-term borrowed funds	13	28
Total Interest Expense	471	480
Net Interest and Fee Income	69,153	43,279
Reversal of Provision for Credit Losses	(1,550)	-
Net Interest and Fee Income After Reversal of Provision For Credit Losses	70,703	43,279
Noninterest Income:
Service charges on deposit accounts	3,465	3,582
Merchant processing services	2,637	2,623
Debit card fees	1,642	2,872
Trust fees	765	843
ATM processing fees	654	451
Other service fees	399	449
Financial services commissions	89	117
Other noninterest income	898	639
Total Noninterest Income	10,549	11,576
Noninterest Expense:
Salaries and related benefits	12,067	11,920
Occupancy and equipment	5,485	4,746
Outsourced data processing services	2,444	2,437
Limited partnership operating losses	1,434	1,431
Courier service	615	582
Professional fees	476	736
Other noninterest expense	3,689	3,023
Total Noninterest Expense	26,210	24,875
Income Before Income Taxes	55,042	29,980
Provision for income taxes	14,591	7,364
Net Income	$40,451	$22,616

Average Common Shares Outstanding	26,859	26,870
Average Diluted Common Shares Outstanding	26,866	26,885
Per Common Share Data:
Basic earnings	$1.51	$0.84
Diluted earnings	1.51	0.84
Dividends paid	0.42	0.42

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Net income	$40,451	$22,616
Other comprehensive income (loss):
Changes in net unrealized losses on debt securities available for sale	34,830	(195,871)
Deferred tax (expense) benefit	(10,298)	57,907
Changes in net unrealized losses on debt securities available for sale, net of tax	24,532	(137,964)
Total comprehensive income (loss)	$64,983	$(115,348)

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income (Loss)	Earnings	Total
	(In thousands except per share data)

Balance, December 31, 2021	26,866	$471,008	$35	$49,664	$306,395	$827,102
Net income for the period					22,616	22,616
Other comprehensive loss				(137,964)		(137,964)
Exercise of stock options	11	624				624
Restricted stock activity	8	492				492
Stock based compensation	-	339				339
Stock awarded to employees	1	37				37
Retirement of common stock	(3)	(65)			(153)	(218)
Dividends ($0.42 per share)					(11,284)	(11,284)
Balance, March 31, 2022	26,883	$472,435	$35	$(88,300)	$317,574	$701,744

Balance, December 31, 2022	26,913	$475,086	$35	$(256,105)	$383,094	$602,110
Net income for the period					40,451	40,451
Other comprehensive income				24,532		24,532
Restricted stock activity	9	508				508
Stock based compensation	-	339				339
Stock awarded to employees	-	35				35
Retirement of common stock	(274)	(4,844)			(8,903)	(13,747)
Dividends ($0.42 per share)					(11,303)	(11,303)
Balance, March 31, 2023	26,648	$471,124	$35	$(231,573)	$403,339	$642,925

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months
	Ended March 31,
	2023	2022
	(In thousands)
Operating Activities:
Net income	$40,451	$22,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	3,044	5,498
Net amortization of deferred net loan fees	(128)	(627)
Stock option compensation expense	339	339
Net changes in:
Interest income receivable	(118)	878
Income taxes payable	14,336	7,662
Deferred tax asset	254	(298)
Other assets	380	(238)
Interest expense payable	32	29
Other liabilities	(3,508)	(4,036)
Net Cash Provided by Operating Activities	55,082	31,823

Investing Activities:
Net repayments of loans	19,213	65,650
Purchases of debt securities available for sale	-	(331,191)
Purchases of Federal Reserve Bank stock	(2,192)	-
Proceeds from maturity/calls of debt securities available for sale	147,030	154,734
Proceeds from maturity/calls of debt securities held to maturity	8,073	25,454
Purchases of premises and equipment	(511)	(198)
Net Cash Provided by (Used in) Investing Activities	171,613	(85,551)

Financing Activities:
Net change in deposits	(325,975)	(8,082)
Net change in borrowings	25,296	(21,804)
Exercise of stock options	-	624
Retirement of common stock	(13,747)	(218)
Common stock dividends paid	(11,303)	(11,284)
Net Cash Used in Financing Activities	(325,729)	(40,764)
Net Change In Cash and Due from Banks	(99,034)	(94,492)
Cash and Due from Banks at Beginning of Period	294,236	1,132,085
Cash and Due from Banks at End of Period	$195,202	$1,037,593

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$1,144	$918
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	1,519	1,518
Interest paid for the period	439	451

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Note 2: Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, it is reasonably possible conditions could change materially affecting results of operations and financial conditions. Certain risks, uncertainties and other factors, including those discussed in “Risk Factors” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 may cause actual future results to differ materially from the results discussed in this report on Form 10-Q. Management continues to evaluate the impacts of the inflation and the Federal Reserve’s monetary policy, climate changes, COVID-19 pandemic and the war in Ukraine on the Company’s business. The extent of the impact on the Company’s results of operations, cash flow, liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted. However, the effects could have a material impact on the Company’s results of operations and heighten many of the risk factors discussed in the Company’s Annual  Report on Form 10-K for the year ended December 31, 2022. During the first quarter 2023, the banking industry experienced significant volatility with multiple bank failures. Industrywide concerns have developed related to liquidity, deposit outflows and unrealized losses on investment debt securities. These recent events could adversely affect the Company’s ability to effectively fund the Company’s operations. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects.

Application of accounting principles requires the Company to make certain estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain accounting policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants a writedown or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. Fair value is generally determined based on an exit price at which an asset or liability could be exchanged in a current transaction, other than in a forced or liquidation sale. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. Certain amounts in previous periods have been reclassified to conform to current presentation.

Debt Securities. Debt securities consist of securities of government sponsored entities, states, counties, municipalities, corporations, agency mortgage-backed securities and collateralized loan obligations. Securities transactions are recorded on a trade date basis. The Company classifies its debt securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value with unrealized gains and losses included in net income. Held to maturity debt securities are those securities which the Company has the ability and intent to hold until maturity. Held to maturity debt securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Securities not included in trading or held to maturity are classified as available for sale debt securities. Available for sale debt securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale debt securities are included in accumulated other comprehensive income. Accrued interest is recorded within other assets and reversed against interest income if it is not received.

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

To the extent that debt securities in the held-to-maturity portfolio share common risk characteristics, estimated expected credit losses are calculated in a manner like that used for loans held for investment. That is, for pools of such securities with common risk characteristics, the historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the securities on those historical credit losses. Expected credit loss on each security in the held-to-maturity portfolio that does not share common risk characteristics with any of the pools of debt securities is individually evaluated and a reserve for credit losses is established based on the Company’s consideration of the history of credit losses, current conditions and reasonable and supportable forecasts, which may indicate that the expectation that nonpayment of the amortized cost basis is or continues to be zero. Therefore, for those securities, the Company does not record expected credit losses.

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

Loans that do not share risk characteristics with other loans in the pools are evaluated individually. A loan is considered ‘collateral-dependent’ when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. A credit loss reserve for collateral-dependent loans is established at the difference between the amortized cost basis in the loan and the fair value of the underlying collateral adjusted for costs to sell. For other individually evaluated loans that are not collateral dependent, a credit loss reserve is established at the difference between the amortized cost basis in the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate. The impact of an expected modification to be made to loans to borrowers experiencing financial difficulty is included in the allowance for credit losses when management determines such modification is likely.

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

Recently Adopted Accounting Standards

FASB ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, issued March 2022, eliminates the recognition and measurement guidance for troubled debt restructurings and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. This ASU also requires enhanced disclosure for loans that have been charged off. The ASU became effective January 1, 2023 under a prospective approach. The Company adopted the provisions to remove the recognition and measurement guidance for troubled debt restructurings and/or modify relevant disclosures in the “Loans” note to the unaudited consolidated financial statements. The requirement to include additional disclosures was adopted by the Company January 1, 2023.  The additional disclosures did not affect the financial results upon adoption.

Recently Issued Accounting Standards

FASB ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued March 2020. The ASU provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” The ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 2024. Once elected for a Topic or an Industry Subtopic within the Codification, the amendments in this ASU must be applied prospectively for all eligible contract modifications for that Topic or Industry Subtopic. The Company does not expect any material impact on its consolidated financial statements.

[The remainder of this page intentionally left blank]

Note 3:  Investment Securities

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $1 thousand at March 31, 2023 and December 31, 2022, follows:

	At March 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential mortgage-backed securities ("MBS")	$297,547	$11	$(21,480)	$276,078
Securities of U.S. Government sponsored entities	306,944	32	(9,836)	297,140
Obligations of states and political subdivisions	83,745	88	(1,155)	82,678
Corporate securities	2,286,050	832	(267,642)	2,019,240
Collateralized loan obligations	1,571,995	522	(30,140)	1,542,377
Total debt securities available for sale	4,546,281	1,485	(330,253)	4,217,513
Debt securities held to maturity
Agency residential MBS	98,006	16	(6,480)	91,542
Obligations of states and political subdivisions	87,761	111	(282)	87,590
Corporate securities	723,553	34	(27,451)	696,136
Total debt securities held to maturity	909,320	161	(34,213)	875,268
Total	$5,455,601	$1,646	$(364,466)	$5,092,781

	At December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale
Agency residential MBS	$311,089	$4	$(25,045)	$286,048
Securities of U.S. Government sponsored entities	306,336	3	(15,486)	290,853
Obligations of states and political subdivisions	84,024	59	(2,079)	82,004
Corporate securities	2,406,566	1,032	(307,643)	2,099,955
Collateralized loan obligations	1,587,326	527	(14,970)	1,572,883
Total debt securities available for sale	4,695,341	1,625	(365,223)	4,331,743
Debt securities held to maturity
Agency residential MBS	104,852	13	(7,503)	97,362
Obligations of states and political subdivisions	89,208	73	(538)	88,743
Corporate securities	721,854	-	(34,448)	687,406
Total debt securities held to maturity	915,914	86	(42,489)	873,511
Total	$5,611,255	$1,711	$(407,712)	$5,205,254

[The remainder of this page intentionally left blank]

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At March 31, 2023
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$145,818	$145,099	$17,247	$17,240
Over 1 to 5 years	687,888	649,204	232,935	227,496
Over 5 to 10 years	2,736,621	2,486,560	561,132	538,990
Over 10 years	678,407	660,572	-	-
Subtotal	4,248,734	3,941,435	811,314	783,726
MBS	297,547	276,078	98,006	91,542
Total	$4,546,281	$4,217,513	$909,320	$875,268

	At December 31, 2022
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$251,578	$250,317	$12,676	$12,659
Over 1 to 5 years	584,707	554,596	161,653	158,409
Over 5 to 10 years	2,869,559	2,570,159	636,733	605,081
Over 10 years	678,408	670,623	-	-
Subtotal	4,384,252	4,045,695	811,062	776,149
MBS	311,089	286,048	104,852	97,362
Total	$4,695,341	$4,331,743	$915,914	$873,511

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At March 31, 2023
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	42	$83,747	$(4,497)	73	$191,408	$(16,983)	115	$275,155	$(21,480)
Securities of U.S. Government sponsored entities	20	285,536	(9,836)	-	-	-	20	285,536	(9,836)
Obligations of states and political subdivisions	17	23,259	(182)	43	40,388	(973)	60	63,647	(1,155)
Corporate securities	39	328,761	(9,934)	126	1,647,784	(257,708)	165	1,976,545	(267,642)
Collateralized loan obligations	56	564,458	(23,483)	34	313,780	(6,657)	90	878,238	(30,140)
Total	174	$1,285,761	$(47,932)	276	$2,193,360	$(282,321)	450	$3,479,121	$(330,253)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At March 31, 2023
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	26	$4,478	$(194)	72	$85,750	$(6,286)	98	$90,228	$(6,480)
Obligations of states and political subdivisions	28	29,115	(190)	5	5,594	(92)	33	34,709	(282)
Corporate securities	49	683,439	(27,451)	-	-	-	49	683,439	(27,451)
Total	103	$717,032	$(27,835)	77	$91,344	$(6,378)	180	$808,376	$(34,213)

Based upon the Company’s March 31, 2023 evaluation, the unrealized losses on debt securities were caused by market conditions for these types of securities. Increasing risk-free interest rates have caused large declines in bond values generally. Additionally, market rates for non-Treasury bonds are determined by the risk-free interest rate plus a risk premium spread; such spreads for investment grade, fixed rate, taxable corporate bonds have increased, also broadly reducing corporate bond values. The Company continually monitors interest rate changes, risk premium spread changes, credit rating changes for issuers of bonds owned, collateralized loan obligations’ collateral levels, and corporate bond issuers’ common stock price changes. All collateralized loan obligations and corporate bonds were investment grade rated at March 31, 2023.

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

The fair values of debt securities could decline in the future if interest rates increase, the general economy deteriorates, inflation increases, credit ratings decline, the issuers’ financial condition deteriorates, or the liquidity for debt securities declines. As a result, significant credit losses on debt securities may occur in the future.

As of March 31, 2023 and December 31, 2022, the Company’s debt securities pledged to secure public deposits, Federal Reserve Bank borrowings and short-term borrowed funds had a carrying amount of $1,730,989 thousand and $1,180,010 thousand, respectively.

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

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

	For the Three Months Ended March 31,
	2023	2022
	(In thousands)
Allowance for credit losses:
Beginning balance	$1	$7
Provision	-	-
Chargeoffs	-	-
Recoveries	-	-
Total ending balance	$1	$7

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At March 31, 2023, no credit loss allowance was assigned to corporate securities held to maturity.

The following table summarizes the amortized cost of debt securities held to maturity at March 31, 2023, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At March 31, 2023
	AAA/AA/A	BBB+	Not Rated	Total
	(In thousands)
Agency residential MBS	$97,485	$-	$521	$98,006
Obligations of states and political subdivisions	87,376	-	385	87,761
Corporate securities	469,017	254,536	-	723,553
Total	$653,878	$254,536	$906	$909,320

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of March 31, 2023.

[The remainder of this page intentionally left blank]

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months
	Ended March 31,
	2023	2022
	(In thousands)

Taxable	$54,749	$28,733
Tax-exempt from regular federal income tax	1,193	1,605
Total interest income from investment securities	$55,942	$30,338

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At March 31,	At December 31,
	2023	2022
	(In thousands)

Commercial	$156,294	$169,617
Commercial Real Estate	495,941	491,107
Construction	4,066	3,088
Residential Real Estate	12,851	13,834
Consumer Installment & Other	269,476	280,842
Total	$938,628	$958,488

	Allowance for Credit Losses
	For theThree Months Ended March 31, 2023
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,138	$5,888	$150	$32	$8,076	$20,284
(Reversal) provision	(2,409)	355	50	6	448	(1,550)
Chargeoffs	(148)	-	-	-	(1,891)	(2,039)
Recoveries	2,165	15	-	-	634	2,814
Total allowance for credit losses	$5,746	$6,258	$200	$38	$7,267	$19,509

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2022
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,966	$6,529	$2	$45	$9,972	$23,514
(Reversal) provision	(875)	(69)	(2)	3	943	-
Chargeoffs	-	-	-	-	(1,212)	(1,212)
Recoveries	224	15	-	-	384	623
Total allowance for credit losses	$6,315	$6,475	$-	$48	$10,087	$22,925

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At March 31, 2023
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$155,874	$485,175	$4,066	$12,483	$266,486	$924,084
Substandard	420	10,766	-	368	1,191	12,745
Doubtful	-	-	-	-	922	922
Loss	-	-	-	-	877	877
Total	$156,294	$495,941	$4,066	$12,851	$269,476	$938,628

	Credit Risk Profile by Internally Assigned Grade
	At Decmber 31, 2022
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$169,040	$477,842	$3,088	$13,457	$278,223	$941,650
Substandard	577	13,265	-	377	1,079	15,298
Doubtful	-	-	-	-	752	752
Loss	-	-	-	-	788	788
Total	$169,617	$491,107	$3,088	$13,834	$280,842	$958,488

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At March 31, 2023
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$156,037	$-	$257	$-	$-	$156,294
Commercial real estate	495,631	119	-	-	191	495,941
Construction	4,066	-	-	-	-	4,066
Residential real estate	12,803	41	-	-	7	12,851
Consumer installment and other	262,845	5,077	967	571	16	269,476
Total	$931,382	$5,237	$1,224	$571	$214	$938,628

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2022
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$169,337	$172	$58	$-	$50	$169,617
Commercial real estate	490,354	508	192	-	53	491,107
Construction	3,088	-	-	-	-	3,088
Residential real estate	13,430	377	-	-	27	13,834
Consumer installment and other	273,247	5,101	1,850	628	16	280,842
Total	$949,456	$6,158	$2,100	$628	$146	$958,488

There was no allowance for credit losses allocated to loans on nonaccrual status as of March 31, 2023 or December 31, 2022. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2023 or December 31, 2022.

There were no loan modifications made to borrowers experiencing financial difficulty during the first quarters 2023 and 2022.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans that were considered collateral dependent at March 31, 2023 included the following: four commercial real estate loans totaling $5.7 million secured by real property, and $571 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at March 31, 2023. Loans that were considered collateral dependent at December 31, 2022 included the following: five commercial real estate loans totaling $8.1 million secured by real property, and $625 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2022.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At March 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$28,033	$10,111	$16,154	$42,220	$27,305	$2,552	$126,375	$29,499	$155,874
Substandard	10	-	-	-	-	-	10	410	420
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$28,043	$10,111	$16,154	$42,220	$27,305	$2,552	$126,385	$29,909	$156,294

Commercial loans:
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$148	$148

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade
Pass	$23,891	$5,549	$12,557	$17,293	$53,928	$23,966	$137,184	$31,856	$169,040
Substandard	12	-	-	-	-	-	12	565	577
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$23,903	$5,549	$12,557	$17,293	$53,928	$23,966	$137,196	$32,421	$169,617

	At March 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$199,940	$70,736	$73,285	$70,955	$52,326	$17,933	$485,175	$-	$485,175
Substandard	7,865	2,100	801	-	-	-	10,766	-	10,766
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$207,805	$72,836	$74,086	$70,955	$52,326	$17,933	$495,941	$-	$495,941

Commercial real estate loans:
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade
Pass	$146,588	$58,473	$71,440	$74,016	$71,618	$55,707	$477,842	$-	$477,842
Substandard	8,083	-	2,112	806	-	2,264	13,265	-	13,265
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$154,671	$58,473	$73,552	$74,822	$71,618	$57,971	$491,107	$-	$491,107

	At March 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade
Pass	$12,483	$-	$-	$-	$-	$-	$12,483	$-	$12,483
Substandard	368	-	-	-	-	-	368	-	368
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$12,851	$-	$-	$-	$-	$-	$12,851	$-	$12,851

Residential real estate loans:
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade
Pass	$13,457	$-	$-	$-	$-	$-	$13,457	$-	$13,457
Substandard	377	-	-	-	-	-	377	-	377
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$13,834	$-	$-	$-	$-	$-	$13,834	$-	$13,834

	At Mach 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade
Pass	$-	$-	$-	$-	$-	$-	$-	$4,066	$4,066
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$4,066	$4,066

Construction loans:
Current period gross chargeoffs	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade
Pass	$-	$-	$-	$-	$-	$-	$-	$3,088	$3,088
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$3,088	$3,088

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At March 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$14,977	$19,632	$32,122	$69,066	$91,423	$16,809	$244,029	$18,816	$262,845
30-59 days past due	493	343	732	2,071	1,336	-	4,975	102	5,077
60-89 days past due	22	86	236	275	318	-	937	30	967
Past due 90 days or more	46	35	46	172	272	-	571	-	571
Nonaccrual	-	-	-	-	-	-	-	16	16
Total	$15,538	$20,096	$33,136	$71,584	$93,349	$16,809	$250,512	$18,964	$269,476

Consumer installment and other loans:
Current period gross chargeoffs	$122	$14	$278	$501	$934	$-	$1,849	$42	$1,891

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status
Current	$6,017	$13,147	$22,330	$35,783	$76,126	$99,414	$252,817	$20,430	$273,247
30-59 days past due	117	268	572	1,014	1,709	1,359	5,039	62	5,101
60-89 days past due	42	65	67	275	635	750	1,834	16	1,850
Past due 90 days or more	3	20	16	61	284	241	625	3	628
Nonaccrual	-	-	-	-	-	-	-	16	16
Total	$6,179	$13,500	$22,985	$37,133	$78,754	$101,764	$260,315	$20,527	$280,842

There were no loans held for sale at March 31, 2023 and December 31, 2022.

The Company held no other real estate owned (OREO) at March 31, 2023 and December 31, 2022. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $-0- thousand at March 31, 2023 and December 31, 2022.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person at any one time shall not exceed the following limitations: (a) unsecured credits shall not exceed 15 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures, or (b) secured and unsecured credits in all shall not exceed 25 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures. At March 31, 2023, the Bank did not have credit extended to any one entity exceeding these limits. At March 31, 2023, the Bank had 25 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $33,475 thousand and $34,790 thousand at March 31, 2023 and December 31, 2022, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At March 31, 2023, the Bank held corporate bonds in 113 issuing entities that exceeded $5 million for each issuer.

Note 6: Other Assets and Other Liabilities

	At March 31,	At December 31,
	2023	2022
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$13,935	$11,743
Other investments	158	158
Total cost method equity investments	14,093	11,901
Life insurance cash surrender value	64,521	63,816
Net deferred tax asset	114,588	125,140
Right-of-use asset	15,447	15,746
Limited partnership investments	32,987	34,421
Interest receivable	53,676	53,558
Prepaid assets	4,531	4,894
Other assets	8,948	9,670
Total other assets	$308,791	$319,146

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

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. Visa Inc. disclosed a revised conversion rate applicable to its class B common stock in its Form 8-K dated January 5, 2023. The conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, was reduced from 1.6059 to 1.5991 per share, effective as of December 29, 2022. Visa Inc. class A common stock had a closing price of $225.46 per share on March 31, 2023, the last day of stock market trading for the first quarter 2023. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At March 31, 2023, these investments totaled $32,987 thousand and $20,842 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2022, these investments totaled $34,421 thousand and $22,647 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At March 31, 2023, the $20,842 thousand of outstanding equity capital commitments are expected to be paid as follows: $9,187 thousand in the remainder of 2023, $10,499 thousand in 2024, $359 thousand in 2025, $59 thousand in 2026, $190 thousand in 2027, and $548 thousand in 2028 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Investment loss included in pre-tax income	$1,434	$1,431
Tax credits recognized in provision for income taxes	1,020	804

Other liabilities consisted of the following:

	At March 31,	At December 31,
	2023	2022
	(In thousands)
Operating lease liability	$15,447	$15,746
Other liabilities	59,696	49,379
Total other liabilities	$75,143	$65,125

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of March 31, 2023.

As of March 31, 2023, the Company’s lease liability and right-of-use asset were $15,447 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.3 years and 2.05%, respectively, at March 31, 2023.  The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of March 31, 2023.

Total lease costs were $1,656 thousand and $1,633 thousand in the three months ended March 31, 2023 and March 31, 2022, respectively, and were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the three months ended March 31, 2023 and March 31, 2022.

[The remainder of this page intentionally left blank]

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At March 31,
2023
(In thousands)
The remainder of 2023	$4,442
2024	4,516
2025	3,291
2026	1,674
2027	982
Thereafter	1,153
Total minimum lease payments	16,058
Less: discount	(611)
Present value of lease liability	$15,447

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three months ended March 31, 2023 and year ended December 31, 2022, as no triggering events occurred during such periods. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three months ended March 31, 2023 and the year ended December 31, 2022, no such adjustments were recorded.

The carrying values of goodwill were:

	At March 31, 2023	At December 31, 2022
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At March 31, 2023		At December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(56,285)	$56,808	$(56,225)

As of March 31, 2023, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the three months ended March 31, 2023 (actual)	$60
The remainder of 2023	176
2024	222
2025	125

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At March 31,	At December 31,
	2023	2022
	(In thousands)
Noninterest-bearing	$2,788,992	$2,947,277
Interest-bearing:
Transaction	1,201,356	1,273,143
Savings	1,783,667	1,874,115
Time deposits less than $100 thousand	63,891	65,962
Time deposits $100 thousand through $250 thousand	40,334	42,733
Time deposits more than $250 thousand	21,075	22,060
Total deposits	$5,899,315	$6,225,290

Demand deposit overdrafts of $818 thousand and $995 thousand were included as loan balances at March 31, 2023 and December 31, 2022, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $34 thousand in the three months ended March 31, 2023 and $41 thousand in the three months ended March 31, 2022.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At March 31,	At December 31,
	2023	2022
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$29,160	$30,108
Corporate securities	247,439	203,774
Total collateral carrying value	$276,599	$233,882
Total short-term borrowed funds	$83,088	$57,792

At March 31, 2023, the Company had uncommitted lines of credit for overnight borrowings from correspondent banks totaling $100 million. Additionally, the Company had access to borrowing from the Federal Reserve up to $671 million based on the collateral pledged at March 31, 2023. There were no outstanding amounts under the above-mentioned borrowings at March 31, 2023. For the three months ended March 31, 2023, the average balances of the above-mentioned borrowings were $1 thousand. At March 31, 2023, the Company’s unpledged debt securities collateral qualifying for Federal Reserve borrowing totaled $2,574,254 thousand.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At March 31, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$276,078	$-	$276,078	$-
Securities of U.S. Government sponsored entities	297,140	-	297,140	-
Obligations of states and political subdivisions	82,678	-	82,678	-
Corporate securities	2,019,240	-	2,019,240	-
Collateralized loan obligations	1,542,377	-	1,542,377	-
Total debt securities available for sale	$4,217,513	$-	$4,217,513	$-

(1)	There were no transfers in to or out of level 3 during the three months ended March 31, 2023.

	At December 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$286,048	$-	$286,048	$-
Securities of U.S. Government sponsored entities	290,853	-	290,853	-
Obligations of states and political subdivisions	82,004	-	82,004	-
Corporate securities	2,099,955	-	2,099,955	-
Collateralized loan obligations	1,572,883	-	1,572,883	-
Total debt securities available for sale	$4,331,743	$-	$4,331,743	$-

(1)	There were no transfers in to or out of level 3 during the year ended December 31, 2022.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at March 31, 2023 and December 31, 2022, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Three
					Months Ended
	At March 31, 2023				March 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$110	$-	$-	$110	$-
Total assets measured at fair value on a nonrecurring basis	$110	$-	$-	$110	$-

					For the
					Year Ended
	At December 31, 2022				December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$225	$-	$-	$225	$-
Total assets measured at fair value on a nonrecurring basis	$225	$-	$-	$225	$-

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

	At March 31, 2023
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$195,202	$195,202	$195,202	$-	$-
Debt securities held to maturity	909,319	875,268	-	875,268	-
Loans	919,119	898,767	-	-	898,767

Financial Liabilities:
Deposits	$5,899,315	$5,895,669	$-	$5,774,015	$121,654
Short-term borrowed funds	83,088	83,088	-	83,088	-

	At December 31, 2022
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$294,236	$294,236	$294,236	$-	$-
Debt securities held to maturity	915,913	873,511	-	873,511	-
Loans	938,204	905,720	-	-	905,720

Financial Liabilities:
Deposits	$6,225,290	$6,224,791	$-	$6,094,535	$130,256
Short-term borrowed funds	57,792	57,792	-	57,792	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not unconditionally cancellable by the Company aggregated $31,550 thousand at March 31, 2023 and $31,889 thousand at December 31, 2022. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $208,051 thousand at March 31, 2023 and $202,696 thousand at December 31, 2022. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $1,951 thousand at March 31, 2023 and $1,948 thousand at December 31, 2022. Commitments for commercial and similar letters of credit totaled $95 thousand at March 31, 2023 and December 31, 2022. The Company had $950 thousand in outstanding full recourse guarantees to a third party credit card company at March 31, 2023 and December 31, 2022. At March 31, 2023, the Company had a reserve for unfunded commitments of $201 thousand for the above-mentioned loan commitments of $31,550 thousand that are not unconditionally cancellable by the Company. The Company’s reserve for unfunded commitments was $201 thousand at December 31, 2022. The reserve for unfunded commitments is included in other liabilities.

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

	For the Three Months Ended
	March 31,
	2023	2022
	(In thousands, except per share data)
Net income (numerator)	$40,451	$22,616
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,859	26,870
Basic earnings per common share	$1.51	$0.84
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,859	26,870
Add common stock equivalents for options	7	15
Weighted average number of common shares outstanding - diluted (denominator)	26,866	26,885
Diluted earnings per common share	$1.51	$0.84

For the three months ended March 31, 2023 and March 31, 2022, options to purchase 977 thousand and 802 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

	For the Three Months Ended
	March 31,		December 31,
	2023	2022	2022
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)(1)	$69,562	$43,807	$69,155
Reversal of Provision for Credit Losses	(1,550)	-	-
Noninterest Income	10,549	11,576	10,463
Noninterest Expense	26,210	24,875	25,090
Income Before Income Taxes (FTE)(1)	55,451	30,508	54,528
Provision for Income Taxes (FTE)(1)	15,000	7,892	15,184
Net Income	$40,451	$22,616	$39,344

Average Common Shares Outstanding	26,859	26,870	26,912
Average Diluted Common Shares Outstanding	26,866	26,885	26,924
Common Shares Outstanding at Period End	26,648	26,883	26,913

Per Common Share:
Basic Earnings	$1.51	$0.84	$1.46
Diluted Earnings	1.51	0.84	1.46
Book Value Per Common Share	24.13	26.10	22.37

Financial Ratios:
Return On Assets	2.31%	1.24%	2.12%
Return On Common Equity	19.11%	11.82%	18.64%
Net Interest Margin (FTE)(1)	4.18%	2.51%	3.95%
Net Loan (Recoveries) Chargeoffs to Average Loans	(0.33)%	0.23%	0.39%
Efficiency Ratio(2)	32.7%	44.9%	31.5%

Average Balances:
Assets	$7,112,317	$7,406,321	$7,353,270
Loans	945,864	1,029,724	964,287
Investment securities	5,548,780	4,947,846	5,694,280
Deposits	6,061,923	6,393,458	6,349,401
Shareholders' Equity	858,473	776,225	837,499

Period End Balances:
Assets	$6,700,471	$7,306,417	$6,950,317
Loans	938,628	1,002,514	958,488
Investment securities	5,126,833	4,897,115	5,247,657
Deposits	5,899,315	6,405,874	6,225,290
Shareholders' Equity	642,925	701,744	602,110

Capital Ratios at Period End:
Total Risk Based Capital	16.47%	15.60%	15.64%
Tangible Equity to Tangible Assets	7.92%	8.06%	7.03%

Dividends Paid Per Common Share	$0.42	$0.42	$0.42
Common Dividend Payout Ratio	28%	50%	29%

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

Financial Overview

Westamerica Bancorporation and subsidiaries (collectively, the “Company”) reported net income of $40.5 million or $1.51 diluted earnings per common share (“EPS”) in the first quarter 2023, including a $1.6 million reversal of provision for credit losses, which increased EPS $0.04. First quarter 2023 results compare with net income of $22.6 million or $0.84 EPS for the first quarter 2022 and $39.3 million or $1.46 EPS for the fourth quarter 2022. First quarter 2022 results included a $1.2 million reconciling payment from a payments network.

In response to the high levels of inflation during a period of tight employment conditions, the Federal Open Market Committee of the Federal Reserve Board (“FOMC”) has tightened monetary policy through reduced bond purchases and increases to the overnight federal funds interest rate. The FOMC started to increase the target federal funds rate in March 2022. The raised target range was 0.25% to 0.50% in March 2022 and increases in the target federal funds rate continued successively. A March 22, 2023 Federal Reserve press release stated, “Recent indicators point to modest growth in spending and production. Job gains have picked up in recent months and are running at a robust pace; the unemployment rate has remained low. Inflation remains elevated. The U.S. banking system is sound and resilient. Recent developments are likely to result in tighter credit conditions for households and businesses and to weigh on economic activity, hiring, and inflation. The Committee is highly attentive to inflation risks… the Committee decided to raise the target range for the federal funds rate to 4.75 to 5.00%... The Committee anticipates that some additional policy firming may be appropriate in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to 2 percent over time. In determining the extent of future increases in the target range, the Committee will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments.” The interest rate paid on reserve balances to 4.90% effective March 23, 2023 compared with 0.40% effective March 2022. The Bank maintains deposit balances at the Federal Reserve Bank; the amount that earns interest is identified as “interest-bearing cash”.

Management continues to evaluate the impacts of inflation, the Federal Reserve’s monetary policy, climate changes, the COVID-19 pandemic and the tensions in Ukraine on the Company’s business and its customers. During the first quarter 2023, the banking industry experienced significant volatility with multiple bank failures. Industrywide concerns have developed related to liquidity, deposit outflows and unrealized losses on investment debt securities. These recent events could affect the Company’s funding of its operations. The extent of the impact on the Company’s results of operations, cash flow liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are uncertain and cannot be reasonably predicted.

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

The Company’s significant accounting policies (see Note 1, “Summary of Significant Accounting Policies,” to Financial Statements in the Company’s 2022 Form 10-K and Note 2 “Summary of Significant Accounting Policies” in this Form 10-Q) are fundamental to understanding the Company’s results of operations and financial condition. The Company adopted the following new accounting guidance:

FASB ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, issued March 2022, eliminates the recognition and measurement guidance for troubled debt restructurings and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. This ASU also requires enhanced disclosure for loans that have been charged off. The ASU became effective January 1, 2023 under a prospective approach. The Company adopted the provisions to remove the recognition and measurement guidance for troubled debt restructurings and/or modify relevant disclosures in the “Loans” note to the unaudited consolidated financial statements. The requirement to include additional disclosures was adopted by the Company January 1, 2023.  The additional disclosures did not affect the financial results upon adoption.

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2023	2022	2022
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$69,562	$43,807	$69,155
Reversal of provision for credit losses	(1,550)	-	-
Noninterest income	10,549	11,576	10,463
Noninterest expense	26,210	24,875	25,090
Income before taxes (FTE)	55,451	30,508	54,528
Income tax provision (FTE)	15,000	7,892	15,184
Net income	$40,451	$22,616	$39,344

Average diluted common shares	26,866	26,885	26,924
Diluted earnings per common share	$1.51	$0.84	$1.46

Average total assets	$7,112,317	$7,406,321	$7,353,270
Net income to average total assets (annualized)	2.31%	1.24%	2.12%
Net income to average common shareholders' equity (annualized)	19.11%	11.82%	18.64%

Net income for the first quarter 2023 increased $17.8 million compared with the first quarter 2022. Net interest and loan fee income (FTE) increased $25.8 million in the first quarter 2023 compared with the first quarter 2022 due to higher average balances of investment debt securities and higher yield on investment debt securities and interest-bearing cash, partially offset by lower average balances of loans. The Company recorded a $1.6 million reversal of provision for credit losses in the first quarter of 2023 as a result of a $2.2 million recovery on a previously charged off loan. The Company provided no provision for credit losses in the first quarter of 2022, based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. First quarter 2023 noninterest income decreased $1.0 million compared with the first quarter 2022 primarily because first quarter 2022 included a $1.2 million reconciling payment from a payments network. First quarter 2023 noninterest expense increased $1.3 million primarily due to an increase in occupancy and equipment expense and increased FDIC insurance assessments for all insured depository institutions. The tax rate (FTE) was 27.1% for the first quarter 2023 and 25.9% for the first quarter 2022.

Net income for the first quarter 2023 increased $1.1 million compared with the fourth quarter 2022. Net interest and loan fee income (FTE) increased $407 thousand in the first quarter 2023 compared with the fourth quarter 2022 due to higher yield on investment debt securities and interest-bearing cash, partially offset by lower average balances of interest-earning assets. The Company recorded a $1.6 million reversal of provision for credit losses in the first quarter of 2023 as a result of a $2.2 million recovery on a previously charged off loan. The Company provided no provision for credit losses in the fourth quarter of 2022, based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. First quarter 2023 noninterest income remained at the same level as the fourth quarter 2022. First quarter 2023 noninterest expense increased $1.1 million compared with the fourth quarter 2022 primarily due to an increase in seasonal payroll taxes and increased FDIC insurance assessments for all insured depository institutions. The tax rate (FTE) was 27.1% for the first quarter 2023 and 27.8% for the fourth quarter 2022.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2023	2022	2022
	(In thousands)
Interest and loan fee income	$69,624	$43,759	$69,198
Interest expense	471	480	475
FTE adjustment	409	528	432
Net interest and loan fee income (FTE)	$69,562	$43,807	$69,155

Average earning assets	$6,665,156	$6,998,234	$6,930,584
Net interest margin (FTE) (annualized)	4.18%	2.51%	3.95%

Net interest and loan fee income (FTE) increased $25.8 million in the first quarter 2023 compared with the first quarter 2022 due to higher average balances of investment debt securities (up $601 million) and higher yield on investment debt securities (up 1.57%) and interest-bearing cash (up 4.37%), partially offset by lower average balances of loans (down $84 million).

Net interest and loan fee income (FTE) increased $407 thousand in the first quarter 2023 compared with the fourth quarter 2022 due to higher yield on investment debt securities (up 0.25%) and interest-bearing cash (up 0.87%), partially offset by lower average balances of interest-earning assets (down $265 million).

The annualized net interest margin (FTE) was 4.18% in the first quarter 2023, 2.51% in the first quarter 2022 and 3.95% in the fourth quarter 2022.

The Company’s funding costs were 0.03% in the first quarter 2023, first quarter 2022 and fourth quarter 2022. Noninterest bearing deposits represented 47% of average deposits in the first quarter 2023 while higher-cost time deposits represented 2%. Average balances of time deposits in the first quarter 2023 declined $14 million from the first quarter 2022. Average balances of checking and saving deposits accounted for 97.9% of average total deposits in the first quarter 2023, 97.8% in the first quarter 2022 and 97.9% in the fourth quarter 2022.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months Ended
	March 31,		December 31,
	2023	2022	2022

Yield on earning assets (FTE)	4.21%	2.54%	3.98%
Rate paid on interest-bearing liabilities	0.06%	0.05%	0.06%
Net interest spread (FTE)	4.15%	2.49%	3.92%
Impact of noninterest-bearing funds	0.03%	0.02%	0.03%
Net interest margin (FTE)	4.18%	2.51%	3.95%

The increase in the Company’s yield on earning assets has been generated primarily by collateralized loan obligations (CLOs), held in debt securities available for sale portfolio, and interest-bearing cash. The CLOs have interest coupons that change once every three months by the amount of change in the three-month LIBOR and SOFR base rates. The average balances and yields of CLOs for the three months ended March 31, 2023 was $1,577 million yielding 6.34%. The average balances and yields of CLOs for the three months ended March 31, 2022 and December 31, 2022 were $1,464 million yielding 1.92% and $1,590 million yielding 5.61%, respectively. The interest-bearing cash yield changes by the amount of change in the overnight federal funds rate on the effective date declared by the FOMC. The average balance and yields of interest-bearing cash for the three months ended March 31, 2023 were $171 million yielding 4.56%. The average balance and yields of interest-bearing cash for the three months ended March 31, 2022 and December 31, 2022 were $1,021 million yielding 0.19% and $272 million yielding 3.69%, respectively. The Company has other earning assets with variable yields such as commercial loans and lines of credit, consumer lines of credit and adjustable rate residential real estate loans, which are included in “other taxable loans” in the following “Summary of Average Balances, Yields/Rates and Interest Differential.”

[The remainder of this page intentionally left blank]

Summary of Average Balances, Yields/Rates and Interest Differential

The following tables present information regarding the consolidated average assets, liabilities and shareholders’ equity, the amounts of interest income earned from average interest earning assets and the resulting yields, and the amounts of interest expense incurred on average interest-bearing liabilities and the resulting rates. Average loan balances include nonperforming loans. Interest income includes the reversal of previously accrued interest on loans placed on nonaccrual status during the period, proceeds from loans on nonaccrual status only to the extent cash payments have been received and applied as interest income, and accretion of purchased loan discounts. Yields, rates and interest margins are annualized. Yields on tax-exempt securities and loans have been adjusted upward to reflect the effect of income exempt from federal income taxation at the federal statutory tax rate of 21 percent.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2023
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,379,275	$54,749	4.07%
Tax-exempt (1)	169,505	1,508	3.56%
Total investments (1)	5,548,780	56,257	4.06%
Loans:
Taxable	900,183	11,390	5.13%
Tax-exempt (1)	45,681	444	3.94%
Total loans (1)	945,864	11,834	5.07%
Total interest-bearing cash	170,512	1,942	4.56%
Total Interest-earning assets (1)	6,665,156	70,033	4.21%
Other assets	447,161
Total assets	$7,112,317

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,851,600	$-	-%
Savings and interest-bearing transaction	3,080,867	374	0.05%
Time less than $100,000	71,826	50	0.28%
Time $100,000 or more	57,630	34	0.24%
Total interest-bearing deposits	3,210,323	458	0.06%
Short-term borrowed funds	76,835	13	0.07%
Total interest-bearing liabilities	3,287,158	471	0.06%
Other liabilities	115,086
Shareholders' equity	858,473
Total liabilities and shareholders' equity	$7,112,317
Net interest spread (1) (2)			4.15%
Net interest and fee income and interest margin (1) (3)		$69,562	4.18%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended December 31, 2022
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,515,274	$53,179	3.86%
Tax-exempt (1)	179,006	1,591	3.56%
Total investments (1)	5,694,280	54,770	3.81%
Loans:
Taxable	918,757	11,855	5.12%
Tax-exempt (1)	45,530	438	3.82%
Total loans (1)	964,287	12,293	5.06%
Total interest-bearing cash	272,017	2,567	3.69%
Total Interest-earning assets (1)	6,930,584	69,630	3.98%
Other assets	422,686
Total assets	$7,353,270

Liabilities and shareholders' equity
Noninterest-bearing demand	$3,010,806	$-	-%
Savings and interest-bearing transaction	3,204,674	376	0.05%
Time less than $100,000	74,201	51	0.27%
Time $100,000 or more	59,720	36	0.24%
Total interest-bearing deposits	3,338,595	463	0.05%
Short-term borrowed funds	73,594	12	0.06%
Total interest-bearing liabilities	3,412,189	475	0.06%
Other liabilities	92,776
Shareholders' equity	837,499
Total liabilities and shareholders' equity	$7,353,270
Net interest spread (1) (2)			3.92%
Net interest and fee income and interest margin (1) (3)		$69,155	3.95%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2023
	Compared with
	For the Three Months Ended March 31, 2022
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$4,079	$21,937	$26,016
Tax-exempt (1)	(582)	53	(529)
Total investments (1)	3,497	21,990	25,487
Loans:
Taxable	(1,042)	(150)	(1,192)
Tax-exempt (1)	(15)	3	(12)
Total loans (1)	(1,057)	(147)	(1,204)
Total interest-bearing cash	(399)	1,862	1,463
Total increase in interest and loan fee income (1)	2,041	23,705	25,746
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	(19)	22	3
Time less than $100,000	(4)	14	10
Time $100,000 or more	(4)	(3)	(7)
Total interest-bearing deposits	(27)	33	6
Short-term borrowed funds	(14)	(1)	(15)
Total (decrease) increase in interest expense	(41)	32	(9)
Increase in net interest and loan fee income (1)	$2,082	$23,673	$25,755

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2023
	Compared with
	For the Three Months Ended December 31, 2022
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$(1,311)	$2,881	$1,570
Tax-exempt (1)	(84)	1	(83)
Total investments (1)	(1,395)	2,882	1,487
Loans:
Total taxable	(485)	20	(465)
Tax-exempt (1)	1	5	6
Total loans (1)	(484)	25	(459)
Total interest-bearing cash	(958)	333	(625)
Total (decrease) increase in interest and loan fee income (1)	(2,837)	3,240	403
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	(2)	-	(2)
Time less than $100,000	(1)	-	(1)
Time $100,000 or more	(2)	-	(2)
Total interest-bearing deposits	(5)	-	(5)
Short-term borrowed funds	-	1	1
Total (decrease) increase in interest expense	(5)	1	(4)
(Decrease) increase in net interest and loan fee income (1)	$(2,832)	$3,239	$407

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

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

The Company recorded a $1.6 million reversal of provision for credit losses in the first quarter of 2023 as a result of a $2.2 million recovery on a previously charged off loan. The Company provided no provision for credit losses in the first quarter of 2022, based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2023	2022	2022
	(In thousands)

Service charges on deposit accounts	$3,465	$3,582	$3,484
Merchant processing services	2,637	2,623	2,701
Debit card fees	1,642	2,872	1,704
Trust fees	765	843	754
ATM processing fees	654	451	646
Other service fees	399	449	416
Financial services commissions	89	117	103
Other noninterest income	898	639	655
Total	$10,549	$11,576	$10,463

First quarter 2023 noninterest income decreased $1.0 million compared with the first quarter 2022 primarily because first quarter 2022 included a $1.2 million reconciling payment from a payments network. Service charges on deposit accounts decreased in the first quarter 2023 compared with the first quarter 2022 primarily due to lower fee income on analyzed deposit accounts. First quarter 2023 other noninterest income included higher recoveries on previously charged off loans compared with first quarter 2022.

First quarter 2023 noninterest income remained at the same level as the fourth quarter 2022. First quarter 2023 other noninterest income included higher recoveries on previously charged off loans compared with first quarter 2022.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2023	2022	2022
	(In thousands)

Salaries and related benefits	$12,067	$11,920	$11,482
Occupancy and equipment	5,485	4,746	5,218
Outsourced data processing services	2,444	2,437	2,390
Limited Partnership Operating Losses	1,434	1,431	1,431
Professional fees	476	736	574
Courier service	615	582	700
Other noninterest expense	3,689	3,023	3,295
Total	$26,210	$24,875	$25,090

First quarter 2023 noninterest expense increased $1.3 million compared with the first quarter 2022. Occupancy and equipment expense increased primarily due to software upgrades and increases in repair and maintenance. FDIC insurance assessments increased for all insured depository institutions.

First quarter 2023 noninterest expense increased $1.1 million compared with the fourth quarter 2022 primarily due to an increase in seasonal payroll taxes and increased FDIC insurance assessments for all insured depository institutions. Occupancy and equipment expense increased primarily due to increases in repair and maintenance.

Provision for Income Tax

The Company’s income tax provision (FTE) was $15.0 million for the first quarter 2023 compared with $7.9 million for the first quarter 2022 and $15.2 million for the fourth quarter 2022, representing effective tax rates (FTE) of 27.1%, 25.9% and 27.8%, respectively.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, corporations, collateralized loan obligations and agency mortgage-backed securities.

Management manages the investment securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $5.1 billion at March 31, 2023 and $5.2 billion at December 31, 2022. The following table lists debt securities in the Company’s portfolio by type as of the dates indicated. Debt securities held to maturity are listed at amortized cost before related reserve for expected credit losses of $1 thousand at March 31, 2023 and December 31, 2022. Debt securities available for sale are listed at fair value.

	At March 31, 2023		At December 31, 2022
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$297,140	6%	$290,853	6%
Agency residential mortgage-backed securities ("MBS")	374,084	7%	390,900	7%
Obligations of states and political subdivisions	170,439	3%	171,212	3%
Corporate securities	2,742,793	54%	2,821,809	54%
Collateralized loan obligations	1,542,377	30%	1,572,883	30%
Total	$5,126,833	100%	$5,247,657	100%

Debt securities available for sale	$4,217,513		$4,331,743
Debt securities held to maturity	909,320		915,914
Total	$5,126,833		$5,247,657

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

At March 31, 2023, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agency. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

The Company had no marketable equity securities at March 31, 2023 and December 31, 2022.

[The remainder of this page intentionally left blank]

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At March 31, 2023		At December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$2,286,050	$2,019,240	$2,406,566	$2,099,955
Debt securities held to maturity	723,553	696,136	721,854	687,406
Total corporate securities	$3,009,603	$2,715,376	$3,128,420	$2,787,361

The following table summarizes total corporate securities by credit rating:

	At March 31, 2023		At December 31, 2022
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
AAA	$20,788	1%	$20,667	1%
AA+	19,963	1%	19,840	1%
AA	19,346	1%	19,234	1%
AA-	72,055	3%	110,552	4%
A+	229,071	8%	255,381	9%
A	492,302	18%	503,437	18%
A-	699,645	26%	695,865	25%
BBB+	822,264	30%	821,102	29%
BBB	300,799	11%	304,957	11%
BBB-	39,143	1%	36,326	1%
Total corporate securities	$2,715,376	100%	$2,787,361	100%

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At March 31, 2023		At December 31, 2022
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,509,958	56%	$1,539,361	55%
Utilities	291,296	11%	285,016	10%
Industrial	223,431	8%	237,554	9%
Consumer, Non-cyclical	168,374	6%	173,736	6%
Communications	165,406	6%	162,270	6%
Technology	102,984	4%	101,255	4%
Basic Materials	100,201	4%	98,072	4%
Consumer, Cyclical	85,348	3%	103,666	4%
Energy	68,378	2%	86,431	3%
Total corporate securities	$2,715,376	100%	$2,787,361	100%

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the bonds are denominated in United States dollars:

	At March 31, 2023		At December 31, 2022
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,923,376	71%	$1,997,328	72%
Canada	195,474	7%	192,475	7%
Japan	165,701	6%	161,804	6%
United Kingdom	160,652	6%	171,819	6%
Switzerland	89,384	3%	86,396	3%
France	88,612	3%	87,781	3%
Netherlands	34,027	1%	33,216	1%
Australia	24,460	1%	23,870	1%
Belgium	20,819	1%	20,243	1%
Germany	12,871	1%	12,429	-%
Total corporate securities	$2,715,376	100%	$2,787,361	100%

The following table summarizes the above corporate securities with issuer’s headquarters located outside of the United States of America by the industry sector in which the issuing companies operate; all the bonds are denominated in United States dollars:

	At March 31, 2023		At December 31, 2022
	Fair value	As a percent of total foreign corporate securities	Fair value	As a percent of total foreign corporate securities
	($ in thousands)
Financial	$692,637	87%	$680,956	86%
Energy	31,503	4%	30,600	4%
Basic Materials	24,460	3%	23,870	3%
Consumer, Non-cyclical	20,819	3%	32,684	4%
Consumer, Cyclical	12,872	2%	12,429	2%
Utilities	9,709	1%	9,494	1%
Total foreign corporate securities	$792,000	100%	$790,033	100%

The Company’s $1.5 billion (fair value) in collateralized loan obligations at March 31, 2023, consist of investments in 147 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At March 31, 2023
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$533,657	$525,666
AA	1,038,338	1,016,711
Total	$1,571,995	$1,542,377

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

At March 31, 2023, the Company’s investment securities portfolios included securities issued by 142 state and local government municipalities and agencies located within 32 states. The largest exposure to any one municipality or agency was $4.8 million (fair value) represented by two general obligation bonds.

	At March 31, 2023
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$34,478	$34,288
Washington	11,418	11,403
Texas	8,228	8,159
Massachusetts	8,183	8,135
Michigan	7,106	7,025
Minnesota	6,632	6,573
Other (22 states)	56,033	55,512
Total general obligation bonds	$132,078	$131,095

Revenue bonds:
California	$13,909	$13,698
Kentucky	7,602	7,583
Virginia	3,675	3,654
Colorado	3,156	3,148
Washington	2,070	2,071
Other (8 states)	9,016	9,019
Total revenue bonds	$39,428	$39,173
Total obligations of states and political subdivisions	$171,506	$170,268

[The remainder of this page intentionally left blank]

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

At March 31, 2023 and December 31, 2022, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 11 revenue sources at March 31, 2023 and December 31, 2022. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At March 31, 2023
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$6,106	$6,118
Lease (renewal)	5,587	5,561
Sewer	5,509	5,519
Lease (appropriation)	4,555	4,544
Special Assessment	4,080	3,854
Lease (abatement)	3,698	3,695
Sales tax	3,185	3,186
Appropriations	1,978	1,960
Other (3 sources)	4,730	4,736
Total revenue bonds by revenue source	$39,428	$39,173

[The remainder of this page intentionally left blank]

	At December 31, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$6,105	$6,115
Lease (renewal)	5,590	5,536
Sewer	5,523	5,480
Lease (appropriation)	4,556	4,518
Special Assessment	4,080	3,788
Lease (abatement)	3,702	3,694
Sales tax	3,185	3,187
Other (4 sources)	6,706	6,671
Total revenue bonds by revenue source	$39,447	$38,989

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

The Company closely monitors the markets in which it conducts its lending operations and follows a strategy to control exposure to loans with high credit risk. The Bank’s organizational structure separates the functions of business development and loan underwriting; Management believes this segregation of duties avoids inherent conflicts of combining business development and loan approval functions. In measuring and managing credit risk, the Company adheres to the following practices:

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

Nonperforming Loans

	At March 31,		At December 31,
	2023	2022	2022
	(In thousands)
Nonperforming nonaccrual loans	$207	$63	$146
Performing nonaccrual loans	7	421	-
Total nonaccrual loans	214	484	146
Accruing loans 90 or more days past due	571	431	628
Total nonperforming loans	$785	$915	$774

At March 31, 2023, nonaccrual loans consisted of four loans with an average carrying value of $54 thousand.

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At March 31,	At December 31,
	2023	2022
	(In thousands)
Allowance for Credit Losses on Loans	$19,509	$20,284
Allowance for Credit Losses on Held to Maturity Debt Securities	1	1
Total Allowance for Credit Losses	$19,510	$20,285

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At March 31, 2023, no credit loss allowance was assigned to corporate securities held to maturity based on evaluation of each individual issuer’s financial performance throughout full business cycles. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $1 thousand related to municipal securities at March 31, 2023 and December 31, 2022, reflecting the expected credit losses on debt securities held to maturity.

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

Loans that do not share risk characteristics with other loans in the pools are evaluated individually. A loan is considered ‘collateral-dependent’ when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. A credit loss reserve for collateral-dependent loans is established at the difference between the amortized cost basis in the loan and the fair value of the underlying collateral adjusted for costs to sell. For other individually evaluated loans that are not collateral dependent, a credit loss reserve is established at the difference between the amortized cost basis in the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate. The impact of an expected modification to be made to loans to borrowers experiencing financial difficulty is included in the allowance for credit losses when management determines such modification is likely.

Accrued interest is recorded in other assets and is excluded from the estimation of expected credit loss.  Accrued interest is reversed through interest income when amounts are determined to be uncollectible, which generally occurs when the underlying receivable is placed on nonaccrual status or charged off.

[The remainder of this page intentionally left blank]

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2023	2022	2022
	(In thousands)
Analysis of the Allowance for Credit Losses on Loans
Balance, beginning of period	$20,284	$23,514	$21,218
(Reversal of) provision for credit losses	(1,550)	-	6
Loans charged off:
Commercial	(148)	-	-
Consumer installment and other	(1,891)	(1,212)	(1,683)
Total chargeoffs	(2,039)	(1,212)	(1,683)
Recoveries of loans previously charged off:
Commercial	2,165	224	41
Commercial real estate	15	15	16
Consumer installment and other	634	384	686
Total recoveries	2,814	623	743
Net recoveries (chargeoffs)	775	(589)	(940)
Balance, end of period	$19,509	$22,925	$20,284

Net (recoveries) chargeoffs as a percentage of average total loans (annualized)	(0.33)%	0.23%	0.39%

Selected financial data: (At the dates indicated)

	At March 31,		At December 31,
	2023	2022	2022
Loans	$938,628	$1,002,514	$958,488
Nonaccrual loans	214	484	146
Allowance for credit losses as a percentage of loans	2.08%	2.29%	2.12%
Nonaccrual loans as a percentage of loans	0.02%	0.05%	0.02%
Allowance for credit losses to nonaccrual loans	9116.36%	4736.57%	13893.15%

The following table summarizes net (chargeoffs) recoveries and the ratio of net charge-offs (recoveries) to average loans for the periods indicated:

	For the Three Months Ended
	March 31,				December 31,
	2023		2022		2022
		As a percentage		As a percentage		As a percentage
		of Net chargeoffs		of Net chargeoffs		of Net chargeoffs
	Net (chargeoffs)	(recoveries)	Net (chargeoffs)	(recoveries)	Net (chargeoffs)	(recoveries)
	Recoveries	to Average loans	Recoveries	to Average loans	Recoveries	to Average loans
	($ in thousands)
Commercial	$2,017	(1.24)%	$224	(0.11)%	$41	(0.02)%
Commercial real estate	15	-%	15	-%	16	-%
Construction	-	-%	-	-%	-	-%
Residential real estate	-	-%	-	-%	-	-%
Consumer and other installment	(1,257)	0.46%	(828)	0.30%	(997)	0.35%
Total	$775	(0.08)%	$(589)	0.06%	$(940)	0.10%

The Company's allowance for credit losses on loans is maintained at a level considered adequate to provide for expected losses based on historical loss rates adjusted for current and expected conditions over a forecast period. These include conditions unique to individual borrowers, as well as overall loan loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing and forecasted economic conditions, or credit protection agreements and other factors. Loans that share common risk characteristics are segregated into pools based on common characteristics, which are primarily determined by loan, borrower, or collateral type. Historical loss rates are determined for each pool. Loans that do not share risk characteristics with other loans in the pools are evaluated individually. See Note 2 to the unaudited consolidated financial statements for additional information.

	Allowance for Credit Losses
	For theThree Months Ended March 31, 2023
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,138	$5,888	$150	$32	$8,076	$20,284
(Reversal) provision	(2,409)	355	50	6	448	(1,550)
Chargeoffs	(148)	-	-	-	(1,891)	(2,039)
Recoveries	2,165	15	-	-	634	2,814
Total allowance for credit losses	$5,746	$6,258	$200	$38	$7,267	$19,509

Management considers the $19.5 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of March 31, 2023.

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

The Company monitors the climate risks of our loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. At March 31, 2023, the Company has $19 million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles is not considered a risk to the Company’s automobile lending practices.

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

The Company’s asset and liability position was “asset sensitive” at March 31, 2023, based on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes. However, in the dynamic simulation, an assumed decline in interest rates is expected to result in improved deposit balances funding higher earning asset levels.

In Management’s judgement, evaluation of interest rate risk for the twelve months ending March 31, 2024 of a one-percent increase or decrease in market rates is appropriate given recent trends in inflation measurements, the March 22, 2023 economic projections of Federal Reserve Board members and Federal Reserve Bank presidents, and market expectations for the federal funds rate. At March 31, 2023, Management’s most recent measurements of estimated changes in net interest income were:

Dynamic Simulation (balance sheet composition changes):

Assumed Change in Interest Rates Over 1 Year	-1.00%	+1.00%
First Year Change in Net Interest Income	+3.1%	+2.1%

Static Simulation (balance sheet composition unchanged):

Assumed Immediate Change in Interest Rates	-1.00%	+1.00%
First Year Change in Net Interest Income	-5.6%	+6.3%

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

Liquidity and Funding

The objective of liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund the Bank's operations and meet obligations and other commitments on a timely basis and at a reasonable cost. The Bank achieves this objective through the selection of asset and liability maturity mixes that it believes best meet its needs. The Bank's liquidity position is enhanced by its ability to raise additional funds as needed by borrowing from correspondent banks or in the wholesale markets, or by selling debt securities available for sale.

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets in the first quarter ended March 31, 2023 and in the year ended December 31, 2022. The stability of the Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. At March 31, 2023, the Company had $195,202 thousand in cash balances. During the twelve months ending March 31, 2024, the Company expects to receive $337,000 thousand in principal payments from its debt securities. If additional operational liquidity is required, the Company can pledge debt securities as collateral for borrowing purposes; at March 31, 2023, the Company’s debt securities which qualify as collateral for borrowing totaled $4,107,153 thousand. In the ordinary course of business, the Company pledges debt securities as collateral for certain depository customers; at March 31, 2023, the Company had pledged $686,533 thousand in debt securities for depository customers. In the ordinary course of business, the Company pledges debt securities as collateral for borrowing from the Federal Reserve Bank; at March 31, 2023, the Company’s had pledged $670,649 thousand in debt securities at the Federal Reserve Bank. During the three months ended March 31, 2023, the Company’s average borrowings from the Federal Reserve Bank and other correspondent banks were $1 thousand, and at March 31, 2023, the Company’s borrowings from the Federal Reserve Bank and other correspondent banks were $-0- thousand. At March 31, 2023, the Company’s unpledged collateral qualifying debt securities totaled $2,574,254 thousand based on the Federal Reserve Bank borrowing program. The following schedule is shown in market value unless otherwise noted:

At March 31, 2023
(in thousands)
Debt Securities Eligible as Collateral:
Corporate Securities	$2,715,376
Collateralized Loan Obligations rated AAA	525,666
Obligations of States and Political Subdivisions	170,268
Agency Mortgage Backed Securities	369,010
Securities of U.S. Government Sponsored Entities (Par Value)	326,833
Total Debt Securities Eligible as Collateral	$4,107,153

Debt Securities Pledged as Collateral:
Public funds	$(686,533)
Short-term borrowed funds (Deposit Sweep)	(169,352)
Other	(6,365)
Total Debt Securities Pledged as Collateral	$(862,250)

Debt Securities Pledged at the Federal Reserve Bank	$(670,649)

Debt Securities Available to Pledge	$2,574,254

Liquidity risk can result from the mismatching of asset and liability cash flows, or from disruptions in the financial markets. The Bank performs liquidity stress tests on a periodic basis to evaluate the sustainability of its liquidity. Under the stress testing, the Bank assumes outflows of funds increase beyond expected levels. Measurement of such heightened outflows considers the composition of the Bank’s deposit base, including any concentration of deposits, non-deposit funding such as short-term borrowings, and unfunded lending commitments. The composition of the Bank’s deposits is considered including the broad industry and geographic diversification in the Bank’s market area. The Bank evaluates its stock of highly liquid assets to meet the assumed higher levels of outflows. Highly liquid assets include cash and amounts due from other banks from daily transaction settlements, reduced by branch cash needs and Federal Reserve Bank reserve requirements, and investment securities based on regulatory risk-weighting guidelines. Based on the results of the most recent liquidity stress test, Management is satisfied with the liquidity condition of the Bank. However, no assurance can be given the Bank will not experience a period of reduced liquidity.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $11 million in the first quarter 2023  and $45 million in the year ended December 31, 2022 and retire common stock in the amounts of $14 million and $218 thousand, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations. The Parent Company’s cash balance was $72 million at March 31, 2023 and $99 million at December 31, 2022.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was annualized 19.1% for the first quarter 2023 and 15.2% for the year ended December 31, 2022. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $2.3 million in the year ended December 31, 2022.

The Company paid common dividends totaling $11 million in the quarter ended March 31, 2023 and $45 million in the year ended December 31, 2022, which represent dividends per common share of $0.42 and $1.68, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 274 thousand shares valued at $13.7 million in the first quarter 2023 and 3 thousand shares valued at $218 thousand in the year ended December 31, 2022.

The Company's primary capital resource is shareholders' equity, which was $643 million at March 31, 2023 compared with $602 million at December 31, 2022. The Company's ratio of equity to total assets was 9.6% at March 31, 2023 and 8.7% at December 31, 2022.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At March 31, 2023		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	16.05%	13.63%	7.00%	6.50%
Tier I Capital	16.05%	13.63%	8.50%	8.00%
Total Capital	16.47%	14.18%	10.50%	10.00%
Leverage Ratio	10.77%	9.11%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2022		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	15.22%	12.37%	7.00%	6.50%
Tier I Capital	15.22%	12.37%	8.50%	8.00%
Total Capital	15.64%	12.93%	10.50%	10.00%
Leverage Ratio	10.18%	8.26%	4.00%	5.00%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2023.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the year ended December 31, 2022 includes detailed disclosure about the risks faced by the Company’s business. The following risk factors supplement, and should be read in conjunction with, the risk factors described in the Company’s Annual Report on Form 10-K.

Recent negative developments affecting the banking industry, such as bank failures, may have a material adverse effect on the Company.

During the first quarter 2023, the banking industry experienced significant volatility with multiple bank failures. Industrywide concerns have developed related to liquidity, deposit outflows and unrealized losses on investment debt securities. While the Company cannot predict with certainty whether or how theses developments may affect the banking industry, the Company faces the risks of increased FDIC deposit insurance premium expenses; increased regulation or supervisory scrutiny; and decreased confidence in banks among depositors and investors, any of which could, adversely affect the trading price of the Company’s common stock or its ability to effectively fund its operations. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects.

The Company could realize losses if it were required to sell securities in its held-to-maturity securities portfolio to meet liquidity needs.

As a result of increases in interest rates over the last year, the market value of previously issued government and other debt securities has declined significantly, resulting in unrealized losses in the held-to-maturity portion of the Company’s securities portfolios. While the Company does not currently expect or intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital financial condition and results of operations. Further, while the Company has taken actions to maximize its funding sources, there is no guarantee that such funding sources will be available or sufficient in the event of sudden liquidity needs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the quarter ended March 31, 2023.

	2023
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
January 1 through January 31	-	$-	-	1,750
February 1 through February 28	-	-	-	1,750
March 1 through March 31	274	50.11	274	1,476
Total	274	$50.11	274	1,476

The Company repurchases shares of its common stock in the open market on a discretionary basis from time to time to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under equity incentive plans, and other ongoing requirements.

Shares were repurchased during the period from January 1, 2023 through March 31, 2023 pursuant to a share repurchase program that was approved by the Board of Directors on July 28, 2022 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2023.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: May 9, 2023