Form 10-Q
period 2023-06-30
WESTAMERICA BANCORPORATION
filed 2023-08-08
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of July 28, 2023
Common Stock, No Par Value	26,648,566

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

PART I - FINANCIAL INFORMATION

Item 1          Financial Statements

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At June 30,	At December 31,
	2023	2022
	(In thousands)
Assets:
Cash and due from banks	$266,187	$294,236
Debt securities available for sale	4,046,458	4,331,743
Debt securities held to maturity, net of allowance for credit losses of $1 at June 30, 2023 and December 31, 2022 (Fair value of $853,472 at June 30, 2023 and $873,511 at December 31, 2022)	900,356	915,913
Loans	919,583	958,488
Allowance for credit losses on loans	(18,480)	(20,284)
Loans, net of allowance for credit losses on loans	901,103	938,204
Premises and equipment, net	27,908	28,819
Identifiable intangibles, net	463	583
Goodwill	121,673	121,673
Other assets	318,592	319,146
Total Assets	$6,582,740	$6,950,317

Liabilities:
Noninterest-bearing deposits	$2,721,046	$2,947,277
Interest-bearing deposits	2,984,881	3,278,013
Total deposits	5,705,927	6,225,290
Short-term borrowed funds	138,005	57,792
Other liabilities	86,946	65,125
Total Liabilities	5,930,878	6,348,207

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized: 150,000 shares Issued and outstanding: 26,648 at June 30, 2023 and 26,913 at December 31, 2022	471,475	475,086
Deferred compensation	35	35
Accumulated other comprehensive loss	(252,043)	(256,105)
Retained earnings	432,395	383,094
Total Shareholders' Equity	651,862	602,110
Total Liabilities and Shareholders' Equity	$6,582,740	$6,950,317

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$11,845	$12,331	$23,585	$25,273
Equity securities	152	129	304	257
Debt securities available for sale	47,452	31,764	94,262	60,330
Debt securities held to maturity	8,930	1,771	17,910	3,415
Interest-bearing cash	2,110	2,002	4,052	2,481
Total Interest and Loan Fee Income	70,489	47,997	140,113	91,756
Interest Expense:
Deposits	582	461	1,040	913
Short-term borrowed funds	25	22	38	50
Total Interest Expense	607	483	1,078	963
Net Interest and Loan Fee Income	69,882	47,514	139,035	90,793
Reversal of Provision for Credit Losses	-	-	(1,550)	-
Net Interest and Loan Fee Income After Reversal of Provision for Credit Losses	69,882	47,514	140,585	90,793
Noninterest Income:
Service charges on deposit accounts	3,459	3,687	6,924	7,269
Merchant processing services	2,869	3,374	5,506	5,997
Debit card fees	1,759	1,709	3,401	4,581
Trust fees	810	809	1,575	1,652
ATM processing fees	702	469	1,356	920
Other service fees	458	480	857	929
Financial services commissions	103	118	192	235
Securities losses	(125)	-	(125)	-
Other noninterest income	665	618	1,563	1,257
Total Noninterest Income	10,700	11,264	21,249	22,840
Noninterest Expense:
Salaries and related benefits	11,828	11,412	23,895	23,332
Occupancy and equipment	5,012	4,856	10,497	9,602
Outsourced data processing services	2,488	2,423	4,932	4,860
Limited Partnership Operating Losses	1,440	1,431	2,874	2,862
Courier service	611	661	1,226	1,243
Professional fees	485	736	961	1,472
Other noninterest expense	3,975	3,110	7,664	6,133
Total Noninterest Expense	25,839	24,629	52,049	49,504
Income Before Income Taxes	54,743	34,149	109,785	64,129
Provision for income taxes	14,495	8,835	29,086	16,199
Net Income	$40,248	$25,314	$80,699	$47,930

Average Common Shares Outstanding	26,648	26,889	26,753	26,880
Average Diluted Common Shares Outstanding	26,648	26,901	26,756	26,893
Per Common Share Data:
Basic earnings	$1.51	$0.94	$3.02	$1.78
Diluted earnings	1.51	0.94	3.02	1.78
Dividends paid	0.42	0.42	0.84	0.84

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$40,248	$25,314	$80,699	$47,930
Other comprehensive (loss) income:
Changes in net unrealized losses/gains on debt securities available for sale	(29,063)	(141,581)	5,767	(337,452)
Deferred tax benefit (expense)	8,593	41,856	(1,705)	99,763
Changes in net unrealized losses/gains on debt securities available for sale, net of tax	(20,470)	(99,725)	4,062	(237,689)
Total comprehensive income (loss)	$19,778	$(74,411)	$84,761	$(189,759)

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	(Loss) Income	Earnings	Total
	(In thousands except dividend per share)

Balance, March 31, 2023	26,648	$471,124	$35	$(231,573)	$403,339	$642,925
Net income for the period					40,248	40,248
Other comprehensive loss				(20,470)		(20,470)
Stock based compensation	-	339				339
Stock awarded to employees	-	12				12
Dividends ($0.42 per share)					(11,192)	(11,192)
Balance, June 30, 2023	26,648	$471,475	$35	$(252,043)	$432,395	$651,862

Balance, December 31, 2022	26,913	$475,086	$35	$(256,105)	$383,094	$602,110
Net income for the period					80,699	80,699
Other comprehensive income				4,062		4,062
Restricted stock activity	9	508				508
Stock based compensation	-	678				678
Stock awarded to employees	-	47				47
Retirement of common stock	(274)	(4,844)			(8,903)	(13,747)
Dividends ($0.84 per share)					(22,495)	(22,495)
Balance, June 30, 2023	26,648	$471,475	$35	$(252,043)	$432,395	$651,862

Balance, March 31, 2022	26,883	$472,435	$35	$(88,300)	$317,574	$701,744
Net income for the period					25,314	25,314
Other comprehensive loss				(99,725)		(99,725)
Exercise of stock options	13	731				731
Stock based compensation	-	339				339
Stock awarded to employees	-	15				15
Dividends ($0.42 per share)					(11,292)	(11,292)
Balance, June 30, 2022	26,896	$473,520	$35	$(188,025)	$331,596	$617,126

Balance, December 31, 2021	26,866	$471,008	$35	$49,664	$306,395	$827,102
Net income for the period					47,930	47,930
Other comprehensive loss				(237,689)		(237,689)
Exercise of stock options	24	1,355				1,355
Restricted stock activity	8	492				492
Stock based compensation	-	678				678
Stock awarded to employees	1	52				52
Retirement of common stock	(3)	(65)			(153)	(218)
Dividends ($0.84 per share)					(22,576)	(22,576)
Balance, June 30, 2022	26,896	$473,520	$35	$(188,025)	$331,596	$617,126

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months
	Ended June 30,
	2023	2022
	(In thousands)
Operating Activities:
Net income	$80,699	$47,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	5,752	10,508
Stock option compensation expense	678	678
Amortization of deferred loan fees	(269)	(1,078)
Securities losses	125	-
Net change in:
Interest income receivable	(222)	(4,740)
Income taxes payable	28,144	(442)
Deferred income taxes	942	401
Other assets	(1,377)	(2,614)
Interest expense payable	38	31
Other liabilities	(6,848)	(8,251)
Net Cash Provided by Operating Activities	107,662	42,423

Investing Activities:
Net repayments of loans	37,370	68,235
Purchases of debt securities available for sale	-	(619,601)
Proceeds from sale/maturity/calls of debt securities available for sale	286,702	308,546
Purchases of debt securities held to maturity	-	(174,493)
Proceeds from maturity/calls of debt securities held to maturity	18,525	44,573
Purchases of Federal Reserve Bank stock	(2,326)	-
Purchases of premises and equipment	(590)	(592)
Net Cash Provided by (Used in) Investing Activities	339,681	(373,332)

Financing Activities:
Net change in:
Deposits	(519,363)	1,635
Short-term borrowings	80,213	(28,079)
Exercise of stock options	-	1,355
Retirement of common stock	(13,747)	(218)
Common stock dividends paid	(22,495)	(22,576)
Net Cash Used in Financing Activities	(475,392)	(47,883)
Net Change in Cash and Due from Banks	(28,049)	(378,792)
Cash and Due from Banks at Beginning of Period	294,236	1,132,085
Cash and Due from Banks at End of Period	$266,187	$753,293

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$3,934	$2,462
Securities purchases pending settlement	-	6,774
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	3,052	3,038
Interest paid for the period	1,040	932
Income tax payments for the period	-	16,240

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

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

The preparation of the financial statements requires Management to estimate the amount of expected losses over the expected contractual life of the Bank’s existing loan portfolio and establish an allowance for credit losses. Loan agreements generally include a maturity date, and the Company considers the contractual life of a loan agreement to extend from the date of origination to the contractual maturity date. In estimating credit losses, Management must exercise significant judgment in evaluating information deemed relevant. The amount of ultimate losses on the loan portfolio can vary from the estimated amounts. Management follows a systematic methodology to estimate loss potential in an effort to reduce the differences between estimated and actual losses.

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

FASB ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, was issued June 2022. The ASU clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. Additionally, the ASU requires specific disclosures related to equity securities that are subject to contractual sale restrictions. The required disclosures include (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

FASB ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323):Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, was issued March 2023. The ASU expands the use of the proportional amortization method of accounting, currently only available to investments in low-income housing tax credit structures, to equity investments in other tax credit structures that meet certain criteria. The ASU also requires additional disclosures for any tax credit program where the proportional amortization method is elected. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 3: Investment Securities

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $1 thousand at June 30, 2023 and December 31, 2022, follows:

	At June 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential mortgage-backed securities ("MBS")	$283,668	$2	$(24,480)	$259,190
Securities of U.S. Government sponsored entities	307,552	-	(16,150)	291,402
Obligations of states and political subdivisions	81,466	30	(2,096)	79,400
Corporate securities	2,184,863	695	(284,054)	1,901,504
Collateralized loan obligations	1,546,740	316	(32,094)	1,514,962
Total debt securities available for sale	4,404,289	1,043	(358,874)	4,046,458
Debt securities held to maturity:
Agency residential MBS	91,141	11	(7,075)	84,077
Obligations of states and political subdivisions	83,964	34	(870)	83,128
Corporate securities	725,252	-	(38,985)	686,267
Total debt securities held to maturity	900,357	45	(46,930)	853,472
Total	$5,304,646	$1,088	$(405,804)	$4,899,930

	At December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$311,089	$4	$(25,045)	$286,048
Securities of U.S. Government sponsored entities	306,336	3	(15,486)	290,853
Obligations of states and political subdivisions	84,024	59	(2,079)	82,004
Corporate securities	2,406,566	1,032	(307,643)	2,099,955
Collateralized loan obligations	1,587,326	527	(14,970)	1,572,883
Total debt securities available for sale	4,695,341	1,625	(365,223)	4,331,743
Debt securities held to maturity:
Agency residential MBS	104,852	13	(7,503)	97,362
Obligations of states and political subdivisions	89,208	73	(538)	88,743
Corporate securities	721,854	-	(34,448)	687,406
Total debt securities held to maturity	915,914	86	(42,489)	873,511
Total	$5,611,255	$1,711	$(407,712)	$5,205,254

[The remainder of this page intentionally left blank]

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At June 30, 2023
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$83,992	$83,593	$16,688	$16,639
Over 1 to 5 years	745,413	694,961	243,146	234,642
Over 5 to 10 years	2,677,788	2,411,188	549,382	518,114
Over 10 years	613,428	597,526	-	-
Subtotal	4,120,621	3,787,268	809,216	769,395
MBS	283,668	259,190	91,141	84,077
Total	$4,404,289	$4,046,458	$900,357	$853,472

	At December 31, 2022
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$251,578	$250,317	$12,676	$12,659
Over 1 to 5 years	584,707	554,596	161,653	158,409
Over 5 to 10 years	2,869,559	2,570,159	636,733	605,081
Over 10 years	678,408	670,623	-	-
Subtotal	4,384,252	4,045,695	811,062	776,149
MBS	311,089	286,048	104,852	97,362
Total	$4,695,341	$4,331,743	$915,914	$873,511

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At June 30, 2023
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	15	$993	$(21)	101	$257,605	$(24,459)	116	$258,598	$(24,480)
Securities of U.S. Government sponsored entities	23	215,237	(10,730)	6	76,165	(5,420)	29	291,402	(16,150)
Obligations of states and political subdivisions	6	6,325	(96)	57	60,659	(2,000)	63	66,984	(2,096)
Corporate securities	7	53,125	(938)	151	1,833,390	(283,116)	158	1,886,515	(284,054)
Collateralized loan obligations	43	478,108	(21,039)	57	503,659	(11,055)	100	981,767	(32,094)
Total	94	$753,788	$(32,824)	372	$2,731,478	$(326,050)	466	$3,485,266	$(358,874)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At June 30, 2023
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	7	$1,258	$(65)	90	$82,018	$(7,010)	97	$83,276	$(7,075)
Obligations of states and political subdivisions	62	49,981	(522)	10	12,746	(348)	72	62,727	(870)
Corporate securities	48	664,773	(37,595)	5	21,494	(1,390)	53	686,267	(38,985)
Total	117	$716,012	$(38,182)	105	$116,258	$(8,748)	222	$832,270	$(46,930)

Based upon the Company’s June 30, 2023 evaluation, the unrealized losses on debt securities were caused by market conditions for these types of securities. Increasing risk-free interest rates have caused large declines in bond values generally. Additionally, market rates for non-Treasury bonds are determined by the risk-free interest rate plus a risk premium spread; such spreads for investment grade, fixed rate, taxable corporate bonds have increased, also broadly reducing corporate bond values. The Company continually monitors interest rate changes, risk premium spread changes, credit rating changes for issuers of bonds owned, collateralized loan obligations’ collateral levels, and corporate bond issuers’ common stock price changes. All collateralized loan obligations and corporate securities were investment grade rated at June 30, 2023.

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

As of June 30, 2023 and December 31, 2022, the Company’s debt securities pledged to secure public deposits, Federal Reserve Bank borrowings and short-term borrowed funds had a carrying amount of $2,041,757 thousand and $1,180,010 thousand, respectively.

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

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At June 30, 2023, no credit loss allowance was assigned to corporate securities held to maturity.

The following table summarizes the amortized cost of debt securities held to maturity at June 30, 2023, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At June 30, 2023
	AAA/AA/A	BBB+	Not Rated	Total
	(In thousands)
Agency residential MBS	$90,629	$-	$512	$91,141
Obligations of states and political subdivisions	82,859	-	1,105	83,964
Corporate securities	470,072	255,180	-	725,252
Total	$643,560	$255,180	$1,617	$900,357

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of June 30, 2023.

[The remainder of this page intentionally left blank]

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months		For the Six Months
	Ended June 30,
	2023	2022	2023	2022
	(In thousands)

Taxable	$55,371	$32,092	$110,120	$60,825
Tax-exempt from regular federal income tax	1,163	1,572	2,356	3,177
Total interest income from investment securities	$56,534	$33,664	$112,476	$64,002

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At June 30,	At December 31,
	2023	2022
	(In thousands)

Commercial	$151,043	$169,617
Commercial Real Estate	496,011	491,107
Construction	4,158	3,088
Residential Real Estate	12,086	13,834
Consumer Installment & Other	256,285	280,842
Total	$919,583	$958,488

	Allowance for Credit Losses
	For theThree Months Ended June 30, 2023
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$5,746	$6,258	$200	$38	$7,267	$19,509
(Reversal) provision	(1,001)	(190)	2	(6)	1,195	-
Chargeoffs	-	-	-	-	(1,661)	(1,661)
Recoveries	19	15	-	-	598	632
Total allowance for credit losses	$4,764	$6,083	$202	$32	$7,399	$18,480

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2023
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,138	$5,888	$150	$32	$8,076	$20,284
(Reversal) provision	(3,410)	165	52	-	1,643	(1,550)
Chargeoffs	(148)	-	-	-	(3,552)	(3,700)
Recoveries	2,184	30	-	-	1,232	3,446
Total allowance for credit losses	$4,764	$6,083	$202	$32	$7,399	$18,480

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2022
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,315	$6,475	$-	$48	$10,087	$22,925
Provision (reversal)	202	(576)	96	(13)	291	-
Chargeoffs	(20)	-	-	-	(1,393)	(1,413)
Recoveries	39	17	-	-	745	801
Total allowance for credit losses	$6,536	$5,916	$96	$35	$9,730	$22,313

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2022
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,966	$6,529	$2	$45	$9,972	$23,514
(Reversal) provision	(673)	(645)	94	(10)	1,234	-
Chargeoffs	(20)	-	-	-	(2,605)	(2,625)
Recoveries	263	32	-	-	1,129	1,424
Total allowance for credit losses	$6,536	$5,916	$96	$35	$9,730	$22,313

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At June 30, 2023
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$149,643	$485,363	$4,158	$11,728	$253,536	$904,428
Substandard	1,400	10,648	-	358	905	13,311
Doubtful	-	-	-	-	1,116	1,116
Loss	-	-	-	-	728	728
Total	$151,043	$496,011	$4,158	$12,086	$256,285	$919,583

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2022
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$169,040	$477,842	$3,088	$13,457	$278,223	$941,650
Substandard	577	13,265	-	377	1,079	15,298
Doubtful	-	-	-	-	752	752
Loss	-	-	-	-	788	788
Total	$169,617	$491,107	$3,088	$13,834	$280,842	$958,488

[The remainder of this page intentionally left blank]

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At June 30, 2023
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$150,396	$313	$210	$124	$-	$151,043
Commercial real estate	495,646	173	-	-	192	496,011
Construction	4,158	-	-	-	-	4,158
Residential real estate	11,954	-	127	-	5	12,086
Consumer installment and other	250,173	4,124	1,456	532	-	256,285
Total	$912,327	$4,610	$1,793	$656	$197	$919,583

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2022
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$169,337	$172	$58	$-	$50	$169,617
Commercial real estate	490,354	508	192	-	53	491,107
Construction	3,088	-	-	-	-	3,088
Residential real estate	13,430	377	-	-	27	13,834
Consumer installment and other	273,247	5,101	1,850	628	16	280,842
Total	$949,456	$6,158	$2,100	$628	$146	$958,488

There was no allowance for credit losses allocated to loans on nonaccrual status as of June 30, 2023 or December 31, 2022. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2023 or December 31, 2022.

There were no loan modifications made to borrowers experiencing financial difficulty during the first six months of 2023 and 2022.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans that were considered collateral dependent at June 30, 2023 included the following: four commercial real estate loans totaling $5.6 million secured by real property, and $511 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at June 30, 2023. Loans that were considered collateral dependent at December 31, 2022 included the following: five commercial real estate loans totaling $8.1 million secured by real property, and $625 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2022.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At June 30, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$26,720	$8,334	$15,032	$40,358	$27,981	$5,958	$124,383	$25,260	$149,643
Substandard	13	-	-	136	-	700	849	551	1,400
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$26,733	$8,334	$15,032	$40,494	$27,981	$6,658	$125,232	$25,811	$151,043

Current gross chargeoffs on commercial loans:
Three months ended June 30, 2023	$-	$-	$-	$-	$-	$-	$-	$-	$-
Six months ended June 30, 2023	-	-	-	-	-	-	-	148	148

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$23,891	$5,549	$12,557	$17,293	$53,928	$23,966	$137,184	$31,856	$169,040
Substandard	12	-	-	-	-	-	12	565	577
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$23,903	$5,549	$12,557	$17,293	$53,928	$23,966	$137,196	$32,421	$169,617

	At June 30, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$193,160	$69,933	$72,489	$70,261	$51,880	$27,640	$485,363	$-	$485,363
Substandard	7,764	2,088	796	-	-	-	10,648	-	10,648
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$200,924	$72,021	$73,285	$70,261	$51,880	$27,640	$496,011	$-	$496,011

Current gross chargeoffs on commercial real estate loans:
Three months ended June 30, 2023	$-	$-	$-	$-	$-	$-	$-	$-	$-
Six months ended June 30, 2023	-	-	-	-	-	-	-	-	-

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$146,588	$58,473	$71,440	$74,016	$71,618	$55,707	$477,842	$-	$477,842
Substandard	8,083	-	2,112	806	-	2,264	13,265	-	13,265
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$154,671	$58,473	$73,552	$74,822	$71,618	$57,971	$491,107	$-	$491,107

	At June 30, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$11,728	$-	$-	$-	$-	$-	$11,728	$-	$11,728
Substandard	358	-	-	-	-	-	358	-	358
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$12,086	$-	$-	$-	$-	$-	$12,086	$-	$12,086

Current gross chargeoffs on residential real estate loans:
Three months ended June 30, 2023	$-	$-	$-	$-	$-	$-	$-	$-	$-
Six months ended June 30, 2023	-	-	-	-	-	-	-	-	-

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$13,457	$-	$-	$-	$-	$-	$13,457	$-	$13,457
Substandard	377	-	-	-	-	-	377	-	377
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$13,834	$-	$-	$-	$-	$-	$13,834	$-	$13,834

[The remainder of this page intentionally left blank]

	At June 30, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$4,158	$4,158
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$4,158	$4,158

Current gross chargeoffs on construction loans:
Three months ended June 30, 2023	$-	$-	$-	$-	$-	$-	$-	$-	$-
Six months ended June 30, 2023	-	-	-	-	-	-	-	-	-

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$3,088	$3,088
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$3,088	$3,088

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At June 30, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$11,709	$16,828	$28,664	$62,971	$84,356	$27,388	$231,916	$18,257	$250,173
30-59 days past due	292	260	554	1,797	958	135	3,996	128	4,124
60-89 days past due	32	51	205	479	540	132	1,439	17	1,456
Past due 90 days or more	26	20	85	318	62	-	511	21	532
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$12,059	$17,159	$29,508	$65,565	$85,916	$27,655	$237,862	$18,423	$256,285

Current gross chargeoffs on consumer installment and other loans:
Three months ended June 30, 2023	$43	$103	$230	$410	$808	$-	$1,594	$67	$1,661
Six months ended June 30, 2023	165	117	508	911	1,742	-	3,443	109	3,552

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$6,017	$13,147	$22,330	$35,783	$76,126	$99,414	$252,817	$20,430	$273,247
30-59 days past due	117	268	572	1,014	1,709	1,359	5,039	62	5,101
60-89 days past due	42	65	67	275	635	750	1,834	16	1,850
Past due 90 days or more	3	20	16	61	284	241	625	3	628
Nonaccrual	-	-	-	-	-	-	-	16	16
Total	$6,179	$13,500	$22,985	$37,133	$78,754	$101,764	$260,315	$20,527	$280,842

There were no loans held for sale at June 30, 2023 and December 31, 2022.

The Company held no other real estate owned (OREO) at June 30, 2023 and December 31, 2022. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $-0- thousand at June 30, 2023 and December 31, 2022.

[The remainder of this page intentionally left blank]

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person at any one time shall not exceed the following limitations: (a) unsecured credits shall not exceed 15 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures, or (b) secured and unsecured credits in all shall not exceed 25 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures. At June 30, 2023, the Bank did not have credit extended to any one entity exceeding these limits. At June 30, 2023, the Bank had 27 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $32,933 thousand and $34,790 thousand at June 30, 2023 and December 31, 2022, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At June 30, 2023, the Bank held corporate bonds in 109 issuing entities that exceeded $5 million for each issuer.

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At June 30,	At December 31,
	2023	2022
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$11,743
Other investments	158	158
Total cost method equity investments	14,227	11,901
Life insurance cash surrender value	65,226	63,816
Net deferred tax asset	122,493	125,140
Right-of-use asset	16,788	15,746
Limited partnership investments	31,547	34,421
Interest receivable	53,780	53,558
Prepaid assets	4,686	4,894
Other assets	9,845	9,670
Total other assets	$318,592	$319,146

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

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. Visa Inc. disclosed a revised conversion rate applicable to its class B common stock in its Form 8-K dated June 29, 2023. The conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, was reduced from 1.5991 to 1.5902 per share, effective as of June 28, 2023. Visa Inc. class A common stock had a closing price of $237.48 per share on June 30, 2023, the last day of stock market trading for the second quarter 2023. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At June 30, 2023, these investments totaled $31,547 thousand and $17,250 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2022, these investments totaled $34,421 thousand and $22,647 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At June 30, 2023, the $17,250 thousand of outstanding equity capital commitments are expected to be paid as follows: $5,595 thousand in the remainder of 2023, $10,499 thousand in 2024, $359 thousand in 2025, $59 thousand in 2026, $190 thousand in 2027, and $548 thousand in 2028 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Six Months Ended
	June 30,
	2023	2022	2023	2022
	(In thousands)
Investment loss included in pre-tax income	$1,440	$1,431	$2,874	$2,862
Tax credits recognized in provision for income taxes	1,035	804	2,055	1,608

Other liabilities consisted of the following:

	At June 30,	At December 31,
	2023	2022
	(In thousands)
Operating lease liability	$16,788	$15,746
Other liabilities	70,158	49,379
Total other liabilities	$86,946	$65,125

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of June 30, 2023.

As of June 30, 2023, the Company’s lease liability and right-of-use asset were $16,788 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.4 years and 2.40%, respectively, at June 30, 2023. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of June 30, 2023.

Total lease costs were $1,660 thousand and $3,316 thousand in the three and six months ended June 30, 2023, respectively, and were recorded within occupancy and equipment expense. Total lease costs were $1,637 thousand and $3,270 thousand in the three and six months ended June 30, 2022, respectively, and were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable lease costs or sublease income during the six months ended June 30, 2023 and June 30, 2022.

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At June 30,
2023
(In thousands)
The remainder of 2023	$3,054
2024	5,211
2025	4,017
2026	2,381
2027	1,490
Thereafter	1,487
Total minimum lease payments	17,640
Less: discount	(852)
Present value of lease liability	$16,788

[The remainder of this page intentionally left blank]

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the six months ended June 30, 2023 and year ended December 31, 2022, as no triggering events occurred during such periods. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the six months ended June 30, 2023 and the year ended December 31, 2022, no such adjustments were recorded.

The carrying values of goodwill were:

	At June 30, 2023	At December 31, 2022
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At June 30, 2023		At December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(56,345)	$56,808	$(56,225)

As of June 30, 2023, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the six months ended June 30, 2023 (actual)	$120
The remainder of 2023	116
2024	222
2025	125

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At June 30	At December 31,
	2023	2022
	(In thousands)
Noninterest-bearing	$2,721,046	$2,947,277
Interest-bearing:
Transaction	1,133,006	1,273,143
Savings	1,735,083	1,874,115
Time deposits less than $100 thousand	61,628	65,962
Time deposits $100 thousand through $250 thousand	36,549	42,733
Time deposits more than $250 thousand	18,615	22,060
Total deposits	$5,705,927	$6,225,290

Demand deposit overdrafts of $950 thousand and $995 thousand were included as loan balances at June 30, 2023 and December 31, 2022, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $31 thousand and $65 thousand for the three and six months ended June 30, 2023, respectively, and $40 thousand and $81 thousand for the three and six months ended June 30, 2022, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At June 30,	At December 31,
	2023	2022
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$27,548	$30,108
Corporate securities	226,518	203,774
Total collateral carrying value	$254,066	$233,882
Total short-term borrowed funds	$138,005	$57,792

At June 30, 2023, the Company had uncommitted lines of credit for overnight borrowings from correspondent banks totaling $100 million. Additionally, the Company had access to borrowing from the Federal Reserve up to $1,000 million based on the collateral pledged at June 30, 2023. There were no outstanding amounts under the above-mentioned borrowings at June 30, 2023. For the six months ended June 30, 2023, the average balances of the above-mentioned borrowings were $-0- thousand. At June 30, 2023, the Company’s estimated unpledged debt securities collateral qualifying for Federal Reserve borrowing totaled $2,072,988 thousand.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At June 30, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$259,190	$-	$259,190	$-
Securities of U.S. Government sponsored entities	291,402	-	291,402	-
Obligations of states and political subdivisions	79,400	-	79,400	-
Corporate securities	1,901,504	-	1,901,504	-
Collateralized loan obligations	1,514,962	-	1,514,962	-
Total debt securities available for sale	$4,046,458	$-	$4,046,458	$-

(1)	There were no transfers in to or out of level 3 during the six months ended June 30, 2023.

	At December 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$286,048	$-	$286,048	$-
Securities of U.S. Government sponsored entities	290,853	-	290,853	-
Obligations of states and political subdivisions	82,004	-	82,004	-
Corporate securities	2,099,955	-	2,099,955	-
Collateralized loan obligations	1,572,883	-	1,572,883	-
Total debt securities available for sale	$4,331,743	$-	$4,331,743	$-

(1)	There were no transfers in to or out of level 3 during the year ended December 31, 2022.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at June 30, 2023 and December 31, 2022, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Six
					Months Ended
	At June 30, 2023				June 30, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$110	$-	$-	$110	$-
Total assets measured at fair value on a nonrecurring basis	$110	$-	$-	$110	$-

					For the
					Year Ended
	At December 31, 2022				December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$225	$-	$-	$225	$-
Total assets measured at fair value on a nonrecurring basis	$225	$-	$-	$225	$-

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

	At June 30, 2023
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$266,187	$266,187	$266,187	$-	$-
Debt securities held to maturity	900,356	853,472	-	853,472	-
Loans	901,103	884,533	-	-	884,533

Financial Liabilities:
Deposits	$5,705,927	$5,703,700	$-	$5,589,135	$114,565
Short-term borrowed funds	138,005	138,005	-	138,005	-

	At December 31, 2022
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$294,236	$294,236	$294,236	$-	$-
Debt securities held to maturity	915,913	873,511	-	873,511	-
Loans	938,204	905,720	-	-	905,720

Financial Liabilities:
Deposits	$6,225,290	$6,224,791	$-	$6,094,535	$130,256
Short-term borrowed funds	57,792	57,792	-	57,792	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not unconditionally cancellable by the Company aggregated $31,098 thousand at June 30, 2023 and $31,889 thousand at December 31, 2022. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $203,450 thousand at June 30, 2023 and $202,696 thousand at December 31, 2022. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $2,126 thousand at June 30, 2023 and $1,948 thousand at December 31, 2022. Commitments for commercial and similar letters of credit totaled $95 thousand at June 30, 2023 and December 31, 2022. The Company had $950 thousand in outstanding full recourse guarantees to a third party credit card company at June 30, 2023 and December 31, 2022. At June 30, 2023, the Company had a reserve for unfunded commitments of $201 thousand for the above-mentioned loan commitments of $31,098 thousand that are not unconditionally cancellable by the Company. The Company’s reserve for unfunded commitments was $201 thousand at December 31, 2022. The reserve for unfunded commitments is included in other liabilities.

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

	For the Three Months		For the Six Months
	Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$40,248	$25,314	$80,699	$47,930
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,648	26,889	26,753	26,880
Basic earnings per common share	$1.51	$0.94	$3.02	$1.78
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,648	26,889	26,753	26,880
Add common stock equivalents for options	-	12	3	13
Weighted average number of common shares outstanding - diluted (denominator)	26,648	26,901	26,756	26,893
Diluted earnings per common share	$1.51	$0.94	$3.02	$1.78

For the three and six months ended June 30, 2023, options to purchase 1,031 thousand and 1,004 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months		For the Six Months
	Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE) (1)	$70,281	$48,033	$139,843	$91,840
Reversal of Provision for Loan Losses	-	-	(1,550)	-
Noninterest Income:
Securities Losses	(125)	-	(125)	-
Other Noninterest Income	10,825	11,264	21,374	22,840
Total Noninterest Income	10,700	11,264	21,249	22,840
Noninterest Expense	25,839	24,629	52,049	49,504
Income Before Income Taxes (FTE) (1)	55,142	34,668	110,593	65,176
Income Tax Provision (FTE) (1)	14,894	9,354	29,894	17,246
Net Income	$40,248	$25,314	$80,699	$47,930

Average Common Shares Outstanding	26,648	26,889	26,753	26,880
Average Diluted Common Shares Outstanding	26,648	26,901	26,756	26,893
Common Shares Outstanding at Period End	26,648	26,896

Per Common Share:
Basic Earnings	$1.51	$0.94	$3.02	$1.78
Diluted Earnings	1.51	0.94	3.02	1.78
Book Value	24.46	22.94

Financial Ratios:
Return on Assets	2.35%	1.37%	2.33%	1.30%
Return on Common Equity	18.39%	12.88%	18.74%	12.36%
Net Interest Margin (FTE) (1)	4.34%	2.74%	4.26%	2.63%
Net Loan Losses to Average Loans	0.45%	0.24%	0.05%	0.24%
Efficiency Ratio (2)	31.9%	41.5%	32.3%	43.2%

Average Balances:
Assets	$6,865,591	$7,420,069	$6,988,272	$7,413,233
Loans	926,795	1,009,633	936,277	1,019,623
Investment Securities	5,365,377	5,008,929	5,456,572	4,978,557
Deposits	5,797,504	6,424,202	5,928,983	6,408,915
Shareholders' Equity	877,964	788,078	868,272	782,184

Period End Balances:
Assets	$6,582,740	$7,222,405
Loans	919,583	999,768
Investment Securities	4,946,815	5,049,475
Deposits	5,705,927	6,415,591
Shareholders' Equity	651,862	617,126

Capital Ratios at Period End:
Total Risk Based Capital	17.56%	15.37%
Tangible Equity to Tangible Assets	8.20%	6.97%

Dividends Paid Per Common Share	$0.42	$0.42	$0.84	$0.84
Common Dividend Payout Ratio	28%	45%	28%	47%

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

Financial Overview

Westamerica Bancorporation and subsidiaries (collectively, the “Company”) reported net income of $40.2 million or $1.51 diluted earnings per common share (“EPS”) in the second quarter 2023 compared with net income of $25.3 million or $0.94 EPS for the second quarter of 2022. The Company reported net income of $80.7 million or $3.02 EPS for the six months ended June 30, 2023, including a $1.6 million reversal of provision for credit losses, which increased EPS $0.04. These results compare with net income of $47.9 million or $1.78 diluted earnings per common share (“EPS”) for the six months ended June 30, 2022, including a $1.2 million reconciling payment from a payments network.

The Federal Open Market Committee of the Federal Reserve Board (“FOMC”) has tightened monetary policy through increases to the overnight federal funds interest rate starting in March 2022. On July 26, 2023, the FOMC decided to raise the target range for the federal funds rate to the new range of 5.25% to 5.50%. The July 26, 2023 Federal Reserve press release stated, “Recent indicators suggest that economic activity has been expanding at a moderate pace. Job gains have been robust in recent months, and the unemployment rate has remained low. Inflation remains elevated. The U.S. banking system is sound and resilient. Tighter credit conditions for households and businesses are likely to weigh on economic activity, hiring, and inflation. The extent of these effects remains uncertain. The Committee remains highly attentive to inflation risks… the Committee decided to raise the target range for the federal funds rate to 5.25% to 5.50%. The Committee will continue to assess additional information and its implications for monetary policy. In determining the extent of additional policy firming that may be appropriate to return inflation to 2 percent over time, the Committee will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments… the Committee would be prepared to adjust the stance of monetary policy as appropriate if risks emerge that could impede the attainment of the Committee’s goals.” The interest rate paid on reserve balances at the Federal Reserve Bank was increased to 5.40% effective July 27, 2023. The Bank maintains reserve balances at the Federal Reserve Bank; the amount that earns interest is identified as “interest-bearing cash”.

Management continues to evaluate the impacts of inflation, the Federal Reserve’s monetary policy, climate changes, the COVID-19 pandemic and the tensions in Ukraine on the Company’s business and its customers. During the first quarter 2023, the banking industry experienced significant volatility with multiple bank failures. Industrywide concerns have developed related to liquidity, deposit outflows and unrealized losses on debt securities. These recent events could affect the Company’s funding of its operations. The extent of the impact on the Company’s results of operations, cash flow liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are uncertain and cannot be reasonably predicted.

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

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$70,281	$48,033	$139,843	$91,840
Reversal of Provision for loan losses	-	-	(1,550)	-
Noninterest income	10,700	11,264	21,249	22,840
Noninterest expense	25,839	24,629	52,049	49,504
Income before taxes (FTE)	55,142	34,668	110,593	65,176
Income tax provision (FTE)	14,894	9,354	29,894	17,246
Net income	$40,248	$25,314	$80,699	$47,930

Average diluted common shares	26,648	26,901	26,756	26,893
Diluted earnings per common share	$1.51	$0.94	$3.02	$1.78

Average total assets	$6,865,591	$7,420,069	$6,988,272	$7,413,233
Net income to average total assets (annualized)	2.35%	1.37%	2.33%	1.30%
Net income to average common shareholders' equity (annualized)	18.39%	12.88%	18.74%	12.36%

Net income for the second quarter 2023 increased $14.9 million compared with the second quarter 2022. Net interest and loan fee income (FTE) increased $22.2 million in the second quarter 2023 compared with the second quarter 2022 due to higher average balances of investment debt securities and higher yield on interest-earning assets, partially offset by lower average balances of loans and interest-bearing cash. The Company provided no provision for credit losses in the second quarter of 2023 and the second quarter of 2022, based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. Second quarter 2023 noninterest income decreased $564 thousand compared with the second quarter 2022 primarily due to lower fees on merchant processing services. Second quarter 2023 noninterest expense increased $1.2 million compared with the second quarter 2022 primarily due to an increase in salaries and benefits and increased FDIC insurance assessments for all insured depository institutions. The tax rate (FTE) was 27.0% for the second quarters 2023 and 2022.

Net income for the six months ended June 30, 2023 increased $32.8 million compared with the six months ended June 30, 2022. Net interest and loan fee income (FTE) increased $48.0 million in the six months ended June 30, 2023 compared with six months ended June 30, 2022 due to higher yield on interest-bearing assets and higher average balances of investment debt securities, partially offset by lower average balances of loans. The Company recorded a $1.6 million reversal of provision for credit losses in the six months ended June 30, 2023 as a result of a $2.2 million recovery on a previously charged off loan. The Company provided no provision for credit losses in the six months ended June 30, 2022, based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. Noninterest income for the six months ended June 30, 2023 decreased $1.6 million compared with the six months ended June 30, 2022 primarily because the six months ended June 30, 2022 included a $1.2 million reconciling payment from a payments network. Noninterest expense in the six months ended June 30, 2023 increased $2.5 million compared with the six months ended June 30, 2022 primarily due to an increase in occupancy and equipment expenses and increased FDIC insurance assessments for all insured depository institutions. The tax rate (FTE) was 27.0% for the six months ended June 30, 2023 and 26.5% for the six months ended June 30, 2022.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Interest and loan fee income	$70,489	$47,997	$140,113	$91,756
Interest expense	607	483	1,078	963
FTE adjustment	399	519	808	1,047
Net interest and loan fee income (FTE)	$70,281	$48,033	$139,843	$91,840

Average earning assets	$6,457,270	$7,000,862	$6,560,639	$6,999,556
Net interest margin (FTE) (annualized)	4.34%	2.74%	4.26%	2.63%

Net interest and loan fee income (FTE) increased $22.2 million in the second quarter 2023 compared with the second quarter 2022 due to higher average balances of investment debt securities (up $356 million) and higher yield on interest-earning assets (up 1.61%), partially offset by lower average balances of loans (down $83 million) and interest-bearing cash (down $817 million).

Net interest and loan fee income (FTE) increased $48.0 million in the six months ended June 30, 2023 compared with six months ended June 30, 2022 due to higher yield on interest-bearing assets (up 1.63%) and higher average balances of investment debt securities (up $478 million), partially offset by lower average balances of loans (down $83 million).

The annualized net interest margin (FTE) was 4.34% in the second quarter 2023 and 4.26% in the six months ended June 30, 2023 compared with 2.74% in the second quarter 2022 and 2.63% in the first six months of 2022.

The Company’s funding costs were 0.04% in the second quarter 2023 compared with 0.03% in the second quarter 2022, and 0.03% in the six months ended June 30, 2023 and June 30, 2022, respectively. Noninterest bearing deposits represented 47% of average deposits in the six months ended June 30, 2023 and June 30, 2022, respectively, while higher-cost time deposits represented 2% for both periods. Average balances of time deposits in the six months ended June 30, 2023 declined $16 million from the six months ended June 30, 2022. Average balances of checking and saving deposits accounted for 97.9% of average total deposits in the six months ended June 30, 2023 compared with 97.8% of average total deposits in the six months ended June 30, 2022. The customer deposits and shareholders’ equity fully funded the Company’s interest earning assets for the six month ended June 30, 2023 and June 30, 2022: there was no borrowing from the Federal Reserve Bank or correspondent banks.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months		For the Six Months
	Ended June 30,
	2023	2022	2023	2022

Yield on earning assets (FTE)	4.38%	2.77%	4.29%	2.66%
Rate paid on interest-bearing liabilities	0.08%	0.05%	0.07%	0.05%
Net interest spread (FTE)	4.30%	2.72%	4.22%	2.61%
Impact of noninterest-bearing demand deposits	0.04%	0.02%	0.04%	0.02%
Net interest margin (FTE)	4.34%	2.74%	4.26%	2.63%

The increase in the Company’s yield on earning assets has been generated primarily by collateralized loan obligations (CLOs), held in debt securities available for sale portfolio, and interest-bearing cash. The CLOs have interest coupons that change once every three months by the amount of change in the three-month LIBOR and SOFR base rates. The average balances and yields of CLOs for the three months ended June 30, 2023 was $1,555 million yielding 6.81% and $1,566 million yielding 6.57% for the six months ended June 30, 2023. The average balances and yields of CLOs for the three months ended June 30, 2022 was $1,611 million yielding 2.60% and $1,538 million yielding 2.28% for the six months ended June 30, 2022. The interest-bearing cash yield changes by the amount of change in the overnight federal funds rate on the effective date declared by the FOMC. The average balance and yields of interest-bearing cash for the second quarter 2023 and six months ended June 30, 2023 were $165 million yielding 5.06% and $168 million yielding 4.80%, respectively. The average balance and yields of interest-bearing cash for the second quarter 2022 and six months ended June 30, 2022 were $982 million yielding 0.81% and $1,001 million yielding 0.49%, respectively. The Company has other earning assets with variable yields such as commercial loans and lines of credit, consumer lines of credit and adjustable rate residential real estate loans, which are included in “other taxable loans” in the following “Summary of Average Balances, Yields/Rates and Interest Differential.”

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended June 30, 2023
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,200,105	$55,371	4.26%
Tax-exempt (1)	165,272	1,470	3.56%
Total investments (1)	5,365,377	56,841	4.22%
Loans:
Taxable	882,015	11,500	5.23%
Tax-exempt (1)	44,780	437	3.91%
Total loans (1)	926,795	11,937	5.17%
Total interest-bearing cash	165,098	2,110	5.06%
Total Interest-earning assets (1)	6,457,270	70,888	4.38%
Other assets	408,321
Total assets	$6,865,591

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,751,319	$-	-%
Savings and interest-bearing transaction	2,923,063	500	0.07%
Time less than $100,000	69,221	51	0.30%
Time $100,000 or more	53,901	31	0.23%
Total interest-bearing deposits	3,046,185	582	0.08%
Short-term borrowed funds	98,079	25	0.10%
Total interest-bearing liabilities	3,144,264	607	0.08%
Other liabilities	92,044
Shareholders' equity	877,964
Total liabilities and shareholders' equity	$6,865,591
Net interest spread (1) (2)			4.30%
Net interest and fee income and interest margin (1) (3)		$70,281	4.34%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Six Months Ended June 30, 2023
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,289,195	$110,120	4.16%
Tax-exempt (1)	167,377	2,978	3.56%
Total investments (1)	5,456,572	113,098	4.13%
Loans:
Taxable	891,049	22,890	5.18%
Tax-exempt (1)	45,228	881	3.93%
Total loans (1)	936,277	23,771	5.12%
Total interest-bearing cash	167,790	4,052	4.80%
Total Interest-earning assets (1)	6,560,639	140,921	4.29%
Other assets	427,633
Total assets	$6,988,272

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,801,183	$-	-%
Savings and interest-bearing transaction	3,001,529	874	0.06%
Time less than $100,000	70,516	101	0.29%
Time $100,000 or more	55,755	65	0.23%
Total interest-bearing deposits	3,127,800	1,040	0.07%
Short-term borrowed funds	87,516	38	0.09%
Total interest-bearing liabilities	3,215,316	1,078	0.07%
Other liabilities	103,501
Shareholders' equity	868,272
Total liabilities and shareholders' equity	$6,988,272
Net interest spread (1) (2)			4.22%
Net interest and fee income and interest margin (1) (3)		$139,843	4.26%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended June 30, 2023
	Compared with
	For the Three Months Ended June 30, 2022
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$2,812	$20,467	$23,279
Tax-exempt (1)	(548)	22	(526)
Total investments (1)	2,264	20,489	22,753
Loans:
Taxable	(999)	527	(472)
Tax-exempt (1)	(25)	8	(17)
Total loans (1)	(1,024)	535	(489)
Total interest-bearing cash	(1,666)	1,774	108
Total (decrease) increase in interest and loan fee income (1)	(426)	22,798	22,372
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(42)	163	121
Time less than $100,000	(5)	14	9
Time $100,000 or more	(6)	(3)	(9)
Total interest-bearing deposits	(53)	174	121
Short-term borrowed funds	(4)	7	3
Total (decrease) increase in interest expense	(57)	181	124
(Decrease) increase in net interest and loan fee income (1)	$(369)	$22,617	$22,248

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Six Months Ended June 30, 2023
	Compared with
	For the Six Months Ended June 30, 2022
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$6,961	$42,334	$49,295
Tax-exempt (1)	(1,130)	75	(1,055)
Total investments (1)	5,831	42,409	48,240
Loans:
Taxable	(2,053)	389	(1,664)
Tax-exempt (1)	(39)	10	(29)
Total loans (1)	(2,092)	399	(1,693)
Total interest-bearing cash	(2,065)	3,636	1,571
Total increase in interest and loan fee income (1)	1,674	46,444	48,118
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(60)	184	124
Time less than $100,000	(8)	27	19
Time $100,000 or more	(10)	(6)	(16)
Total interest-bearing deposits	(78)	205	127
Short-term borrowed funds	(19)	7	(12)
Total (decrease) increase in interest expense	(97)	212	115
Increase in net interest and loan fee income (1)	$1,771	$46,232	$48,003

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

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

The Company provided no provision for credit losses in the second quarter of 2023, based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. The Company recorded a $1.6 million reversal of provision for credit losses in the six months ended June 30, 2023 as a result of a $2.2 million recovery on a previously charged off loan. The Company provided no provision for credit losses in the second quarter of 2022 and six months ended June 30, 2022, based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2023	2022	2023	2022
	(In thousands)

Service charges on deposit accounts	$3,459	$3,687	$6,924	$7,269
Merchant processing services	2,869	3,374	5,506	5,997
Debit card fees	1,759	1,709	3,401	4,581
Trust fees	810	809	1,575	1,652
ATM processing fees	702	469	1,356	920
Other service fees	458	480	857	929
Financial services commissions	103	118	192	235
Securities losses	(125)	-	(125)	-
Other noninterest income	665	618	1,563	1,257
Total	$10,700	$11,264	$21,249	$22,840

Second quarter 2023 noninterest income decreased $564 thousand compared with the second quarter 2022. Merchant processing service fees decreased in the second quarter 2023 compared with the second quarter 2022 primarily due to lower transaction volumes and increased lower-margin transactions. Service charges on deposit accounts decreased in the second quarter 2023 compared with the second quarter 2022 primarily due to lower fee income on analyzed deposit accounts. ATM processing fee income increased in the second quarter 2023 compared with second quarter 2022 and partially offset the decreases in the other components of noninterest income.

Noninterest income for the six months ended June 30, 2023 decreased $1.6 million compared with the six months ended June 30, 2022 primarily because the six months ended June 30, 2022 included a $1.2 million reconciling payment from a payments network. Merchant processing service fees decreased in the six months ended June 30, 2023 compared with the six months ended June 30, 2022 primarily due to lower transaction volumes and increased lower-margin transactions. Service charges on deposit accounts decreased in the six months ended June 30, 2023 compared with the six months ended June 30, 2022 primarily due to lower fee income on analyzed deposit accounts. ATM processing fee income increased in the six months ended June 30, 2023 compared with the six months ended June 30, 2022 and partially offset the decreases in the other components of noninterest income. Other noninterest income in the six months ended June 30, 2023 included higher recoveries of interest and fees on previously charged off loans compared with six months ended June 30, 2022.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2023	2022	2023	2022
	(In thousands)

Salaries and related benefits	$11,828	$11,412	$23,895	$23,332
Occupancy and equipment	5,012	4,856	10,497	9,602
Outsourced data processing services	2,488	2,423	4,932	4,860
Limited partnership operating losses	1,440	1,431	2,874	2,862
Professional fees	485	736	961	1,472
Courier service	611	661	1,226	1,243
Other noninterest expense	3,975	3,110	7,664	6,133
Total	$25,839	$24,629	$52,049	$49,504

Second quarter 2023 noninterest expense increased $1.2 million compared with the second quarter 2022. Salaries and benefits increased in the second quarter 2023 compared with the second quarter 2022 due to increased staff, annual merit increases and higher group health insurance costs for the employees. Other noninterest expense increased in the second quarter 2023 compared with second quarter 2022 primarily due to higher FDIC insurance assessments for all insured depository institutions and losses on unauthorized transactions of customer debit and ATM cards. Occupancy and equipment expense in the second quarter 2023 increased compared with the second quarter 2022 primarily due to increases in repair and maintenance. Professional fees decreased in the second quarter 2023 compared with the second quarter 2022 primarily due to lower legal fees.

Noninterest expense in the six months ended June 30, 2023 increased $2.5 million compared with the six months ended June 30, 2022. Occupancy and equipment expenses increased in the six months ended June 30, 2023 compared with the six months ended June 30, 2022 primarily due to increases in repair and maintenance. Salaries and benefits increased in the six months ended June 30, 2023 compared with the six months ended June 30, 2022 due to increased staff, annual merit increases and higher group health insurance costs for the employees. Other noninterest expense increased in the six months ended June 30, 2023 compared with the six months ended June 30, 2022 primarily due to higher FDIC insurance assessments for all insured depository institutions and losses on unauthorized transactions of customer debit and ATM cards. Professional fees decreased in the six months ended June 30, 2023 compared with the six months ended June 30, 2022 primarily due to lower legal fees.

Provision for Income Tax

The Company’s income tax provision (FTE) was $14.9 million for the second quarter 2023 and $29.9 million for the six months ended June 30, 2023 compared with $9.4 million for the second quarter 2022 and $17.2 million for the six months ended June 30, 2022. The effective tax rates (FTE) were 27.0% for the second quarter 2023 and 27.0% for the six months ended June 30, 2023 compared with 27.0% for the second quarter 2022 and 26.5% for the six months ended June 30, 2022.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, corporations, collateralized loan obligations and agency mortgage-backed securities.

Management manages the investment securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $4.9 billion at June 30, 2023 and $5.2 billion at December 31, 2022. The following table lists debt securities in the Company’s portfolio by type as of the dates indicated. Debt securities held to maturity are listed at amortized cost before related reserve for expected credit losses of $1 thousand at June 30, 2023 and December 31, 2022. Debt securities available for sale are listed at fair value.

	At June 30, 2023		At December 31, 2022
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$291,402	6%	$290,853	6%
Agency residential mortgage-backed securities ("MBS")	350,331	7%	390,900	7%
Obligations of states and political subdivisions	163,364	3%	171,212	3%
Corporate securities	2,626,756	54%	2,821,809	54%
Collateralized loan obligations	1,514,962	30%	1,572,883	30%
Total	$4,946,815	100%	$5,247,657	100%

Debt securities available for sale	$4,046,458		$4,331,743
Debt securities held to maturity	900,357		915,914
Total	$4,946,815		$5,247,657

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

At June 30, 2023, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agency. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

The Company had no marketable equity securities at June 30, 2023 and December 31, 2022.

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At June 30, 2023		At December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$2,184,863	$1,901,504	$2,406,566	$2,099,955
Debt securities held to maturity	725,252	686,267	721,854	687,406
Total corporate securities	$2,910,115	$2,587,771	$3,128,420	$2,787,361

The following table summarizes total corporate securities by credit rating:

	At June 30, 2023		At December 31, 2022
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
AAA	$20,938	1%	$20,667	1%
AA+	-	-%	19,840	1%
AA	-	-%	19,234	1%
AA-	70,955	3%	110,552	4%
A+	244,793	9%	255,381	9%
A	389,493	15%	503,437	18%
A-	820,870	32%	695,865	25%
BBB+	711,806	27%	821,102	29%
BBB	328,916	13%	304,957	11%
BBB-	-	-%	36,326	1%
Total corporate securities	$2,587,771	100%	$2,787,361	100%

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At June 30, 2023		At December 31, 2022
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,468,891	57%	$1,539,361	55%
Utilities	286,228	11%	285,016	10%
Industrial	219,181	8%	237,554	9%
Consumer, Non-cyclical	166,125	6%	173,736	6%
Communications	154,459	6%	162,270	6%
Basic Materials	98,332	4%	98,072	3%
Technology	82,156	3%	101,255	4%
Energy	67,062	3%	86,431	3%
Consumer, Cyclical	45,337	2%	103,666	4%
Total corporate securities	$2,587,771	100%	$2,787,361	100%

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the bonds are denominated in United States dollars:

	At June 30, 2023		At December 31, 2022
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,807,999	70%	$1,997,328	72%
Canada	192,276	7%	192,475	7%
Japan	159,014	6%	161,804	6%
United Kingdom	158,282	6%	171,819	6%
Switzerland	90,212	4%	86,396	3%
France	88,814	3%	87,781	3%
Netherlands	34,058	1%	33,216	1%
Australia	23,934	1%	23,870	1%
Belgium	20,432	1%	20,243	1%
Germany	12,750	1%	12,429	-%
Total corporate securities	$2,587,771	100%	$2,787,361	100%

The following table summarizes the above corporate securities with issuer’s headquarters located outside of the United States of America by the industry sector in which the issuing companies operate; all the bonds are denominated in United States dollars:

	At June 30, 2023		At December 31, 2022
	Fair value	As a percent of total foreign corporate securities	Fair value	As a percent of total foreign corporate securities
	($ in thousands)
Financial	$682,229	87%	$680,956	86%
Energy	30,891	4%	30,600	4%
Basic Materials	23,934	3%	23,870	3%
Consumer, Non-cyclical	20,432	3%	32,684	4%
Consumer, Cyclical	12,750	2%	12,429	2%
Utilities	9,536	1%	9,494	1%
Total foreign corporate securities	$779,772	100%	$790,033	100%

The Company’s $1.5 billion (fair value) in collateralized loan obligations at June 30, 2023, consist of investments in 146 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At June 30, 2023
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$513,857	$505,914
AA	1,032,883	1,009,048
Total	$1,546,740	$1,514,962

[The remainder of this page intentionally left blank]

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

At June 30, 2023, the Company’s investment securities portfolios included securities issued by 137 state and local government municipalities and agencies located within 32 states. The largest exposure to any one municipality or agency was $4.8 million (fair value) represented by three general obligation bonds.

	At June 30, 2023
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$34,336	$33,967
Washington	11,390	11,237
Texas	8,195	8,035
Massachusetts	8,153	8,028
Michigan	7,087	6,923
Minnesota	6,629	6,494
Other (22 states)	55,394	54,125
Total general obligation bonds	$131,184	$128,809

Revenue bonds:
California	$11,900	$11,613
Kentucky	5,063	5,016
Virginia	3,668	3,578
Colorado	3,156	3,115
Washington	2,070	2,065
Utah	1,930	1,928
Other (7 states)	6,459	6,404
Total revenue bonds	$34,246	$33,719
Total obligations of states and political subdivisions	$165,430	$162,528

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

At June 30, 2023 and December 31, 2022, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 11 revenue sources at June 30, 2023 and December 31, 2022. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At June 30, 2023
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$5,107	$5,111
Sewer	4,868	4,806
Lease (appropriation)	4,554	4,505
Special Assessment	4,080	3,800
Lease (abatement)	3,693	3,682
Lease (renewal)	3,048	2,999
Sales tax	2,185	2,171
Appropriations	1,980	1,921
Lease (non-terminable)	1,930	1,920
Other (2 sources)	2,801	2,804
Total revenue bonds by revenue source	$34,246	$33,719

[The remainder of this page intentionally left blank]

	At December 31, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$6,105	$6,115
Lease (renewal)	5,590	5,536
Sewer	5,523	5,480
Lease (appropriation)	4,556	4,518
Special Assessment	4,080	3,788
Lease (abatement)	3,702	3,694
Sales tax	3,185	3,187
Other (4 sources)	6,706	6,671
Total revenue bonds by revenue source	$39,447	$38,989

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

Nonperforming Loans

	At June 30,		At December 31,
	2023	2022	2022
	(In thousands)

Nonperforming nonaccrual loans	$192	$12	$146
Performing nonaccrual loans	5	235	-
Total nonaccrual loans	197	247	146
Accruing loans 90 or more days past due	656	614	628
Total nonperforming loans	$853	$861	$774

At June 30, 2023, nonaccrual loans consisted of three loans with an average carrying value of $66 thousand.

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At June 30,	At December 31,
	2023	2022
	(In thousands)

Allowance for Credit Losses on Loans	$18,480	$20,284
Allowance for Credit Losses on Held to Maturity Debt Securities	1	1
Total Allowance for Credit Losses	$18,481	$20,285

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At June 30, 2023, no credit loss allowance was assigned to corporate securities held to maturity based on evaluation of each individual issuer’s financial performance throughout full business cycles. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $1 thousand related to municipal securities at June 30, 2023 and December 31, 2022, reflecting the expected credit losses on debt securities held to maturity.

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

The preparation of the financial statements requires Management to estimate the amount of expected losses over the expected contractual life of the Bank’s existing loan portfolio and establish an allowance for credit losses. Loan agreements generally include a maturity date, and the Company considers the contractual life of a loan agreement to extend from the date of origination to the contractual maturity date. In estimating credit losses, Management must exercise significant judgment in evaluating information deemed relevant. The amount of ultimate losses on the loan portfolio can vary from the estimated amounts. Management follows a systematic methodology to estimate loss potential in an effort to reduce the differences between estimated and actual losses.

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

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2023	2022	2023	2022
	($ in thousands)
Analysis of the Allowance for Loan Losses/Credit Losses
Balance, beginning of period	$19,509	$22,925	$20,284	$23,514
Reversal of provision for credit losses	-	-	(1,550)	-
Loans charged off
Commercial	-	(20)	(148)	(20)
Consumer installment and other	(1,661)	(1,393)	(3,552)	(2,605)
Total chargeoffs	(1,661)	(1,413)	(3,700)	(2,625)
Recoveries of loans previously charged off
Commercial	19	39	2,184	263
Commercial real estate	15	17	30	32
Consumer installment and other	598	745	1,232	1,129
Total recoveries	632	801	3,446	1,424
Net loan losses	(1,029)	(612)	(254)	(1,201)
Balance, end of period	$18,480	$22,313	$18,480	$22,313

Net loan losses as a percentage of average total loans (annualized)	0.45%	0.24%	0.05%	0.24%

Selected financial data ($ in thousands): (At the dates indicated)

	At June 30,		At December 31,
	2023	2022	2022
Loans	$919,583	$999,768	$958,488
Nonaccrual loans	197	247	146
Allowance for credit losses as a percentage of loans	2.01%	2.23%	2.12%
Nonaccrual loans as a percentage of loans	0.02%	0.02%	0.02%
Allowance for credit losses to nonaccrual loans	9380.71%	9033.60%	13893.15%

The following table summarizes net (chargeoffs) recoveries and the ratio of net charge-offs (recoveries) to average loans for the periods indicated:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2023
			As a percentage			As a percentage
		Average	of Net chargeoffs		Average	of Net chargeoffs
	Net (chargeoffs)	Loan	(recoveries)	Net (chargeoffs)	Loan	(recoveries)
	Recoveries	Balance	to Average loans	Recoveries	Balance	to Average loans
	($ in thousands)

Commercial	$19	$153,852	(0.01)%	$2,036	$157,941	(1.29)%
Commercial real estate	15	491,902	-%	30	492,514	(0.01)%
Construction	-	4,123	-%	-	3,706	-%
Residential real estate	-	12,455	-%	-	13,046	-%
Consumer and other installment	(1,063)	264,463	0.40%	(2,320)	269,070	0.86%
Total	$(1,029)	$926,795	0.11%	$(254)	$936,277	0.03%

	For the Three Months Ended			For the Six Months Ended
	June 30, 2022
			As a percentage			As a percentage
		Average	of Net chargeoffs		Average	of Net chargeoffs
	Net (chargeoffs)	Loan	(recoveries)	Net (chargeoffs)	Loan	(recoveries)
	Recoveries	Balance	to Average loans	Recoveries	Balance	to Average loans
	($ in thousands)

Commercial	$19	$201,246	(0.01)%	$243	$204,546	(0.12)%
Commercial real estate	17	508,003	-%	32	515,977	(0.01)%
Construction	-	1,339	-%	-	682	-%
Residential real estate	-	16,170	-%	-	16,672	-%
Consumer and other installment	(648)	282,875	0.23%	(1,476)	281,746	0.52%
Total	$(612)	$1,009,633	0.06%	$(1,201)	$1,019,623	0.12%

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

	Allowance for Credit Losses
	For theThree Months Ended June 30, 2023
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$5,746	$6,258	$200	$38	$7,267	$19,509
(Reversal) provision	(1,001)	(190)	2	(6)	1,195	-
Chargeoffs	-	-	-	-	(1,661)	(1,661)
Recoveries	19	15	-	-	598	632
Total allowance for credit losses	$4,764	$6,083	$202	$32	$7,399	$18,480

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2023
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,138	$5,888	$150	$32	$8,076	$20,284
(Reversal) provision	(3,410)	165	52	-	1,643	(1,550)
Chargeoffs	(148)	-	-	-	(3,552)	(3,700)
Recoveries	2,184	30	-	-	1,232	3,446
Total allowance for credit losses	$4,764	$6,083	$202	$32	$7,399	$18,480

Management considers the $18.5 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of June 30, 2023.

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

The Company monitors the climate risks of our loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. At June 30, 2023, the Company had $21 million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles is not considered a risk to the Company’s automobile lending practices.

The Company considers climate risk in its underwriting of corporate bonds, and avoids purchasing bonds of issuers, which, in Management’s judgement, have elevated climate risk.

While the Company follows risk management practices related to climate risk, the Company may experience financial losses due to climate risk in the future despite these precautions.

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

The Company’s asset and liability position was “asset sensitive” at June 30, 2023, based on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes. However, in the dynamic simulation, an assumed decline in interest rates is expected to result in improved deposit balances funding higher earning asset levels.

In Management’s judgement, evaluation of interest rate risk for the twelve months ending June 30, 2024 of a one-percent increase or decrease in market rates is appropriate given recent trends in inflation measurements, the June 14, 2023 economic projections of Federal Reserve Board members and Federal Reserve Bank presidents, and market expectations for the federal funds rate. At June 30, 2023, Management’s most recent measurements of estimated changes in net interest income were:

Dynamic Simulation (balance sheet composition changes):
Assumed Change in Interest Rates Over 1 Year	-1.00%	+1.00%
First Year Change in Net Interest Income	+0.8%	+1.4%

Static Simulation (balance sheet composition unchanged):
Assumed Immediate Change in Interest Rates	-1.00%	+1.00%
First Year Change in Net Interest Income	-5.2%	+6.1%

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets in the six months ended June 30, 2023 and in the year ended December 31, 2022. The stability of the Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Total deposits were $5,706 million at June 30, 2023 and $6,225 million at December 31, 2022. Total time deposits were $117 million at June 30, 2023 and $131 million at December 31, 2022. The Company has no foreign time deposits. The standard FDIC deposit insurance amount is $250,000 per depositor, for each account ownership category. At June 30, 2023, estimated federally uninsured deposits and time deposits were $2,612 million and $12 million, respectively. Estimated federally uninsured time deposits included $6,582 thousand in deposits by public entities that are secured by the Company’s debt securities as collateral.

[The remainder of this page intentionally left blank]

The following table shows the time remaining to maturity of the Company’s estimated federally uninsured time deposits with a balance greater than $250,000 per depositor per category:

At June 30, 2023
(In thousands)
Three months or less	$3,419
Over three through six months	3,591
Over six through twelve months	336
Over twelve months	4,784
Total	$12,130

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. At June 30, 2023, the Company had $266,187 thousand in cash balances. During the twelve months ending June 30, 2024, the Company expects to receive $288,000 thousand in principal payments from its debt securities. If additional operational liquidity is required, the Company can pledge debt securities as collateral for borrowing purposes; at June 30, 2023, the Company’s debt securities which qualify as collateral for borrowing totaled $3,924,826 thousand. In the ordinary course of business, the Company pledges debt securities as collateral for certain depository customers; at June 30, 2023, the Company had pledged $704,822 thousand in debt securities for depository customers. In the ordinary course of business, the Company pledges debt securities as collateral for borrowing from the Federal Reserve Bank; at June 30, 2023, the Company’s had pledged $1,000,132 thousand in debt securities at the Federal Reserve Bank. During the six months ended June 30, 2023, the Company’s average borrowings from the Federal Reserve Bank and other correspondent banks were $-0- thousand, respectively, and at June 30, 2023, the Company’s borrowings from the Federal Reserve Bank and other correspondent banks were $-0- thousand. At June 30, 2023, the Company’s estimated unpledged collateral qualifying debt securities totaled $2,072,988 thousand based on the Federal Reserve Bank borrowing program. Debt securities eligible as collateral are shown in market value unless otherwise noted:

At June 30, 2023
(in thousands)
Debt Securities Eligible as Collateral:
Corporate Securities	$2,587,771
Collateralized Loan Obligations rated AAA	503,037
Obligations of States and Political Subdivisions	162,528
Agency Mortgage Backed Securities	344,657
Securities of U.S. Government Sponsored Entities (Par Value)	326,833
Total Debt Securities Eligible as Collateral	$3,924,826

Debt Securities Pledged as Collateral:
Deposits by Public Entities	$(704,822)
Short-term Borrowed Funds (Deposit Sweep)	(140,765)
Other	(6,119)
Total Debt Securities Pledged as Collateral	$(851,706)

Debt Securities Pledged at the Federal Reserve Bank	$(1,000,132)

Estimated Debt Securities Available to Pledge	$2,072,988

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $22 million in the six months ended June 30, 2023 and $45 million in the year ended December 31, 2022 and retire common stock in the amounts of $14 million and $218 thousand, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations. The Parent Company’s cash balance was $101 million at June 30, 2023 and $99 million at December 31, 2022.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was annualized 18.7% for the six months ended June 30, 2023 and 15.2% for the year ended December 31, 2022. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $2.3 million in the year ended December 31, 2022.

The Company paid common dividends totaling $22 million in the six months ended June 30, 2023 and $45 million in the year ended December 31, 2022, which represent dividends per common share of $0.84 and $1.68, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 274 thousand shares valued at $14 million in the six months ended June 30, 2023 and 3 thousand shares valued at $218 thousand in the year ended December 31, 2022.

The Company's primary capital resource is shareholders' equity, which was $652 million at June 30, 2023 compared with $602 million at December 31, 2022. The Company's ratio of equity to total assets was 9.9% at June 30, 2023 and 8.7% at December 31, 2022.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At June 30, 2023		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	17.15%	14.14%	7.00%	6.50%
Tier I Capital	17.15%	14.14%	8.50%	8.00%
Total Capital	17.56%	14.68%	10.50%	10.00%
Leverage Ratio	11.60%	9.52%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2022		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	15.22%	12.37%	7.00%	6.50%
Tier I Capital	15.22%	12.37%	8.50%	8.00%
Total Capital	15.64%	12.93%	10.50%	10.00%
Leverage Ratio	10.18%	8.26%	4.00%	5.00%

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

Operational risk is the risk to current or projected financial condition and resilience arising from inadequate or failed internal processes or systems, people (including human errors or misconduct), or adverse external events, including the risk of loss resulting from breaches in data security. Operational risk can also include the risk of loss due to failures by third parties with which the Company does business.

During the second quarter 2023, the Company was notified that there may have been a compromise of a specific set of files processed by a third party vendor that could have affected a limited number of customers. This incident did not occur on a Company system and the Company does not use the software that may have been compromised. The Company has data security safeguards in place with its third party vendors to quickly identify and contain improper access to sensitive information. There is no indication that any information has been subject to misuse as a result of the incident.

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2023.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the six months ended June 30, 2023, the banking industry continued to experience significant volatility with multiple bank failures. Industrywide concerns have developed related to liquidity, deposit outflows and unrealized losses on investment debt securities. While the Company cannot predict with certainty whether or how these developments may affect the banking industry, the Company faces the risks of increased FDIC deposit insurance premium expenses; increased regulation or supervisory scrutiny; and decreased confidence in banks among depositors and investors, any of which could, adversely affect the trading price of the Company’s common stock or its ability to effectively fund its operations. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the quarter ended June 30, 2023.

	2023
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
April 1 through April 30	-	$-	-	1,476
May 1 through May 31	-	-	-	1,476
June 1 through June 30	-	-	-	1,476
Total	-	$-	-	1,476

The Company repurchases shares of its common stock in the open market on a discretionary basis from time to time to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under equity incentive plans, and other ongoing requirements.

No shares were repurchased during the period from April 1, 2023 through June 30, 2023. A share repurchase program was approved by the Board of Directors on July 28, 2022 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2023. A replacement program was approved by the Board of Directors on July 27, 2023 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2024.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

[The remainder of this page intentionally left blank]

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: August 8, 2023