Form 10-Q
period 2023-09-30
WESTAMERICA BANCORPORATION
filed 2023-11-08
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission file number: 001-09383

WESTAMERICA BANCORPORATION

(Exact Name of Registrant as Specified in Its Charter)

California	94-2156203
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                      No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of October 30, 2023
Common Stock, No Par Value	26,649,036

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

These factors include but are not limited to (1) the length and severity of any difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by riots, terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the local, regional and national economies; (6) changes in the interest rate environment and monetary policy; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing or security systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments, particularly the impact of rising interest rates on the Company’s securities portfolio; (11) asset/liability management risks; (12) liquidity risks including the impact of recent adverse developments in the banking industry; (13) the effect of climate change, natural disasters, including earthquakes, hurricanes, fire, flood, drought, and other disasters, on the uninsured value of the Company’s assets and of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values; (14) changes in the securities markets; (15) the duration and severity of pandemics and governmental and customer responses; (16) inflation and (17) the outcome of contingencies, such as legal proceedings. However, the reader should not consider the above-mentioned factors to be a complete set of all potential risks or uncertainties.

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

PART I - FINANCIAL INFORMATION

Item 1          Financial Statements

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2023	2022
	(In thousands)
Assets:
Cash and due from banks	$420,550	$294,236
Debt securities available for sale	3,906,233	4,331,743
Debt securities held to maturity, net of allowance for credit losses of $1 at September 30, 2023 and December 31, 2022 (Fair value of $818,395 at September 30, 2023 and $873,511 at December 31, 2022)	888,856	915,913
Loans	885,850	958,488
Allowance for credit losses on loans	(17,744)	(20,284)
Loans, net of allowance for credit losses on loans	868,106	938,204
Premises and equipment, net	27,490	28,819
Identifiable intangibles, net	404	583
Goodwill	121,673	121,673
Other assets	333,976	319,146
Total Assets	$6,567,288	$6,950,317

Liabilities:
Noninterest-bearing deposits	$2,723,403	$2,947,277
Interest-bearing deposits	2,975,610	3,278,013
Total deposits	5,699,013	6,225,290
Short-term borrowed funds	115,341	57,792
Other liabilities	104,511	65,125
Total Liabilities	5,918,865	6,348,207

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized: 150,000 shares issued and outstanding: 26,649 at September 30, 2023 and 26,913 at December 31, 2022	471,827	475,086
Deferred compensation	35	35
Accumulated other comprehensive loss	(285,709)	(256,105)
Retained earnings	462,270	383,094
Total Shareholders' Equity	648,423	602,110
Total Liabilities and Shareholders' Equity	$6,567,288	$6,950,317

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$11,925	$12,208	$35,510	$37,481
Equity securities	152	127	456	384
Debt securities available for sale	47,994	39,100	142,256	99,430
Debt securities held to maturity	8,848	6,625	26,758	10,040
Interest-bearing cash	3,929	2,742	7,981	5,223
Total Interest and Loan Fee Income	72,848	60,802	212,961	152,558
Interest Expense:
Deposits	1,095	470	2,135	1,383
Short-term borrowed funds	38	17	76	67
Total Interest Expense	1,133	487	2,211	1,450
Net Interest and Loan Fee Income	71,715	60,315	210,750	151,108
Provision (Reversal of Provision) for Credit Losses	400	-	(1,150)	-
Net Interest and Loan Fee Income After Provision (Reversal of Provision) for Credit Losses	71,315	60,315	211,900	151,108
Noninterest Income:
Service charges on deposit accounts	3,705	3,737	10,629	11,006
Merchant processing services	2,911	2,925	8,417	8,922
Debit card fees	1,717	1,594	5,118	6,175
Trust fees	783	810	2,358	2,462
ATM processing fees	640	594	1,996	1,514
Other service fees	463	463	1,320	1,392
Financial services commissions	78	79	270	314
Life insurance gains	278	923	278	923
Securities losses	-	-	(125)	-
Other noninterest income	706	693	2,269	1,950
Total Noninterest Income	11,281	11,818	32,530	34,658
Noninterest Expense:
Salaries and related benefits	11,820	11,311	35,715	34,643
Occupancy and equipment	5,065	5,064	15,562	14,666
Outsourced data processing services	2,473	2,434	7,405	7,294
Limited partnership operating losses	1,440	1,431	4,314	4,293
Courier service	745	671	1,971	1,914
Professional fees	401	582	1,362	2,054
Other noninterest expense	3,706	3,274	11,370	9,407
Total Noninterest Expense	25,650	24,767	77,699	74,271
Income Before Income Taxes	56,946	47,366	166,731	111,495
Provision for income taxes	15,345	12,606	44,431	28,805
Net Income	$41,601	$34,760	$122,300	$82,690

Average Common Shares Outstanding	26,648	26,906	26,718	26,889
Average Diluted Common Shares Outstanding	26,650	26,916	26,721	26,901
Per Common Share Data:
Basic earnings	$1.56	$1.29	$4.58	$3.08
Diluted earnings	1.56	1.29	4.58	3.07
Dividends paid	0.44	0.42	1.28	1.26

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2023	2022	2023	2022
	(In thousands)
Net income	$41,601	$34,760	$122,300	$82,690
Other comprehensive (loss) income:
Changes in net unrealized losses/gains on debt securities available for sale	(47,797)	(145,907)	(42,030)	(483,359)
Deferred tax benefit	14,131	43,135	12,426	142,898
Changes in net unrealized losses/gains on debt securities available for sale, net of tax	(33,666)	(102,772)	(29,604)	(340,461)
Total comprehensive income (loss)	$7,935	$(68,012)	$92,696	$(257,771)

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	(Loss) Income	Earnings	Total
	(In thousands except dividend per share)

Balance, June 30, 2023	26,648	$471,475	$35	$(252,043)	$432,395	$651,862
Net income for the period					41,601	41,601
Other comprehensive loss				(33,666)		(33,666)
Stock based compensation	-	339				339
Stock awarded to employees	1	13				13
Dividends ($0.44 per share)					(11,726)	(11,726)
Balance, September 30, 2023	26,649	$471,827	$35	$(285,709)	$462,270	$648,423

Balance, December 31, 2022	26,913	$475,086	$35	$(256,105)	$383,094	$602,110
Net income for the period					122,300	122,300
Other comprehensive loss				(29,604)		(29,604)
Restricted stock activity	9	508				508
Stock based compensation	-	1,017				1,017
Stock awarded to employees	1	60				60
Retirement of common stock	(274)	(4,844)			(8,903)	(13,747)
Dividends ($1.28 per share)					(34,221)	(34,221)
Balance, September 30, 2023	26,649	$471,827	$35	$(285,709)	$462,270	$648,423

Balance, June 30, 2022	26,896	$473,520	$35	$(188,025)	$331,596	$617,126
Net income for the period					34,760	34,760
Other comprehensive loss				(102,772)		(102,772)
Exercise of stock options	15	816				816
Stock based compensation	-	339				339
Stock awarded to employees	-	22				22
Dividends ($0.42 per share)					(11,303)	(11,303)
Balance, September 30, 2022	26,911	$474,697	$35	$(290,797)	$355,053	$538,988

Balance, December 31, 2021	26,866	$471,008	$35	$49,664	$306,395	$827,102
Net income for the period					82,690	82,690
Other comprehensive loss				(340,461)		(340,461)
Exercise of stock options	39	2,171				2,171
Restricted stock activity	8	492				492
Stock based compensation	-	1,017				1,017
Stock awarded to employees	1	74				74
Retirement of common stock	(3)	(65)			(153)	(218)
Dividends ($1.26 per share)					(33,879)	(33,879)
Balance, September 30, 2022	26,911	$474,697	$35	$(290,797)	$355,053	$538,988

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months
	Ended September 30,
	2023	2022
	(In thousands)
Operating Activities:
Net income	$122,300	$82,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,760	13,736
Reversal of credit provision for credit losses	(1,150)	-
Net amortization of deferred loan fees	(424)	(1,445)
Stock option compensation expense	1,017	1,017
Life insurance gains	(278)	(923)
Securities losses	125	-
Net changes in:
Interest income receivable	(2,039)	(13,985)
Other assets	(336)	(5,317)
Income taxes payable	43,323	3,055
Net deferred tax asset	1,107	510
Interest expense payable	53	21
Other liabilities	(6,269)	(7,476)
Net Cash Provided by Operating Activities	166,189	71,883
Investing Activities:
Net repayments of loans	71,672	88,242
Purchases of debt securities available for sale	-	(619,601)
Proceeds from sale/maturity/calls of debt securities available for sale	376,842	391,548
Purchases of debt securities held to maturity	-	(718,940)
Proceeds from maturity/calls of debt securities held to maturity	31,530	89,246
Purchases of Federal Reserve Bank stock	(2,326)	-
Purchases of premises and equipment	(897)	(812)
Net Cash Provided by (Used in) Investing Activities	476,821	(770,317)
Financing Activities:
Net change in deposits	(526,277)	81,300
Net change in short-term borrowings	57,549	(69,360)
Exercise of stock options	-	2,171
Retirement of common stock	(13,747)	(218)
Common stock dividends paid	(34,221)	(33,879)
Net Cash Used in Financing Activities	(516,696)	(19,986)
Net Change In Cash and Due from Banks	126,314	(718,420)
Cash and Due from Banks at Beginning of Period	294,236	1,132,085
Cash and Due from Banks at End of Period	$420,550	$413,665

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$7,160	$2,925
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	4,604	4,553
Interest paid for the period	2,158	1,429
Income tax payments for the period	-	25,240

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Note 2: Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, it is reasonably possible conditions could change materially affecting results of operations and financial conditions. Certain risks, uncertainties and other factors, including those discussed in “Risk Factors” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 may cause actual future results to differ materially from the results discussed in this report on Form 10-Q. Management continues to evaluate the impacts of the inflation, the Federal Reserve’s monetary policy and climate changes on the Company’s business. During the first half of 2023, the banking industry experienced significant volatility with recent bank failures. Industrywide concerns developed related to liquidity, deposit outflows and unrealized losses on investment debt securities. These recent events could adversely affect the Company’s ability to effectively fund its operations. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects. The extent of the impact on the Company’s results of operations, cash flow, liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted. Furthermore, the effects could have a material impact on the Company’s results of operations and heighten many of the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Liability for Off-Balance Sheet Credit Exposures. Off-balance sheet credit exposures relate to letters of credit and unfunded loan commitments for commercial, construction and consumer loans. The Company maintains a separate allowance for credit losses from off-balance sheet credit exposures, which is included within other liabilities on the consolidated statements of financial condition. Increases or reductions to the Company’s allowance for credit losses from off-balance sheet credit exposures are recorded in other expenses. Management estimates the amount of expected losses by estimating expected usage exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for credit loss methodology to estimate the liability for credit losses related to unfunded commitments. No credit loss estimate is reported for off-balance sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.

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

Note 3: Investment Securities

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $1 thousand at September 30, 2023 and December 31, 2022, follows. In accordance with GAAP, unrealized gains and losses on held to maturity securities have not been recognized in the Company’s financial statements.

	At September 30, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential mortgage-backed securities ("MBS")	$269,883	$-	$(30,155)	$239,728
Securities of U.S. Government sponsored entities	308,160	-	(28,796)	279,364
Obligations of states and political subdivisions	73,614	4	(3,979)	69,639
Corporate securities	2,134,535	625	(320,736)	1,814,424
Collateralized loan obligations	1,525,669	702	(23,293)	1,503,078
Total debt securities available for sale	4,311,861	1,331	(406,959)	3,906,233
Debt securities held to maturity:
Agency residential MBS	84,347	9	(8,116)	76,240
Obligations of states and political subdivisions	77,559	4	(1,957)	75,606
Corporate securities	726,951	-	(60,402)	666,549
Total debt securities held to maturity	888,857	13	(70,475)	818,395
Total	$5,200,718	$1,344	$(477,434)	$4,724,628

	At December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$311,089	$4	$(25,045)	$286,048
Securities of U.S. Government sponsored entities	306,336	3	(15,486)	290,853
Obligations of states and political subdivisions	84,024	59	(2,079)	82,004
Corporate securities	2,406,566	1,032	(307,643)	2,099,955
Collateralized loan obligations	1,587,326	527	(14,970)	1,572,883
Total debt securities available for sale	4,695,341	1,625	(365,223)	4,331,743
Debt securities held to maturity:
Agency residential MBS	104,852	13	(7,503)	97,362
Obligations of states and political subdivisions	89,208	73	(538)	88,743
Corporate securities	721,854	-	(34,448)	687,406
Total debt securities held to maturity	915,914	86	(42,489)	873,511
Total	$5,611,255	$1,711	$(407,712)	$5,205,254

[The remainder of this page intentionally left blank]

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At September 30, 2023
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$45,005	$44,479	$17,851	$17,714
Over 1 to 5 years	773,732	715,554	273,548	259,494
Over 5 to 10 years	2,667,773	2,362,742	513,111	464,947
Over 10 years	555,468	543,730	-	-
Subtotal	4,041,978	3,666,505	804,510	742,155
MBS	269,883	239,728	84,347	76,240
Total	$4,311,861	$3,906,233	$888,857	$818,395

	At December 31, 2022
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$251,578	$250,317	$12,676	$12,659
Over 1 to 5 years	584,707	554,596	161,653	158,409
Over 5 to 10 years	2,869,559	2,570,159	636,733	605,081
Over 10 years	678,408	670,623	-	-
Subtotal	4,384,252	4,045,695	811,062	776,149
MBS	311,089	286,048	104,852	97,362
Total	$4,695,341	$4,331,743	$915,914	$873,511

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At September 30, 2023
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	5	$803	$(26)	108	$238,914	$(30,129)	113	$239,717	$(30,155)
Securities of U.S. Government sponsored entities	4	16,293	(365)	19	263,071	(28,431)	23	279,364	(28,796)
Obligations of states and political subdivisions	8	8,887	(227)	51	55,722	(3,752)	59	64,609	(3,979)
Corporate securities	-	-	-	152	1,799,419	(320,736)	152	1,799,419	(320,736)
Collateralized loan obligations	36	441,715	(12,234)	67	594,769	(11,059)	103	1,036,484	(23,293)
Total	53	$467,698	$(12,852)	397	$2,951,895	$(394,107)	450	$3,419,593	$(406,959)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At September 30, 2023
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	5	$3	$-	93	$75,493	$(8,116)	98	$75,496	$(8,116)
Obligations of states and political subdivisions	64	40,812	(1,109)	28	27,638	(848)	92	68,450	(1,957)
Corporate securities	3	25,930	(1,792)	48	640,619	(58,610)	51	666,549	(60,402)
Total	72	$66,745	$(2,901)	169	$743,750	$(67,574)	241	$810,495	$(70,475)

Based upon the Company’s September 30, 2023 evaluation, the unrealized losses on debt securities were caused by market conditions for these types of securities. Increasing risk-free interest rates have caused large declines in bond values generally. Additionally, market rates for non-Treasury bonds are determined by the risk-free interest rate plus a risk premium spread; such spreads for investment grade, fixed rate, taxable corporate bonds have increased, also broadly reducing corporate bond values. The Company continually monitors interest rate changes, risk premium spread changes, credit rating changes for issuers of bonds owned, collateralized loan obligations’ collateral levels, and corporate bond issuers’ common stock price changes. All collateralized loan obligations and corporate securities were investment grade rated at September 30, 2023.

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

As of September 30, 2023 and December 31, 2022, the Company’s debt securities pledged to secure public deposits, Federal Reserve Bank borrowings and short-term borrowed funds had a carrying amount of $1,962,357 thousand and $1,180,010 thousand, respectively.

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

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At September 30, 2023, no credit loss allowance was assigned to corporate securities held to maturity.

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of September 30, 2023.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months		For the Nine Months
	Ended September 30,
	2023	2022	2023	2022
	(In thousands)

Taxable	$55,911	$44,461	$166,031	$105,286
Tax-exempt from federal income tax	1,083	1,391	3,439	4,568
Total interest income from investment securities	$56,994	$45,852	$169,470	$109,854

[The remainder of this page intentionally left blank]

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated.

	At September 30,	At December 31,
	2023	2022
	(In thousands)

Commercial	$135,575	$169,617
Commercial real estate	494,282	491,107
Construction	5,043	3,088
Residential real estate	11,283	13,834
Consumer installment & other	239,667	280,842
Total	$885,850	$958,488

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2023
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,764	$6,083	$202	$32	$7,399	$18,480
(Reversal) provision	(345)	(194)	40	(6)	905	400
Chargeoffs	(262)	-	-	-	(1,827)	(2,089)
Recoveries	10	15	-	-	928	953
Total allowance for credit losses	$4,167	$5,904	$242	$26	$7,405	$17,744

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2023
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,138	$5,888	$150	$32	$8,076	$20,284
(Reversal) provision	(3,755)	(29)	92	(6)	2,548	(1,150)
Chargeoffs	(410)	-	-	-	(5,379)	(5,789)
Recoveries	2,194	45	-	-	2,160	4,399
Total allowance for credit losses	$4,167	$5,904	$242	$26	$7,405	$17,744

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2022
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,536	$5,916	$96	$35	$9,730	$22,313
(Reversal) provision	(164)	14	32	-	118	-
Chargeoffs	-	-	-	-	(1,917)	(1,917)
Recoveries	72	14	-	-	736	822
Total allowance for credit losses	$6,444	$5,944	$128	$35	$8,667	$21,218

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2022
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,966	$6,529	$2	$45	$9,972	$23,514
(Reversal) provision	(837)	(631)	126	(10)	1,352	-
Chargeoffs	(20)	-	-	-	(4,522)	(4,542)
Recoveries	335	46	-	-	1,865	2,246
Total allowance for credit losses	$6,444	$5,944	$128	$35	$8,667	$21,218

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At September 30, 2023
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$128,392	$482,539	$5,043	$10,943	$236,232	$863,149
Substandard	7,183	11,743	-	340	863	20,129
Doubtful	-	-	-	-	1,422	1,422
Loss	-	-	-	-	1,150	1,150
Total	$135,575	$494,282	$5,043	$11,283	$239,667	$885,850

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2022
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$169,040	$477,842	$3,088	$13,457	$278,223	$941,650
Substandard	577	13,265	-	377	1,079	15,298
Doubtful	-	-	-	-	752	752
Loss	-	-	-	-	788	788
Total	$169,617	$491,107	$3,088	$13,834	$280,842	$958,488

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At September 30, 2023
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$135,477	$-	$25	$73	$-	$135,575
Commercial real estate	493,537	443	110	-	192	494,282
Construction	5,043	-	-	-	-	5,043
Residential real estate	11,280	-	-	-	3	11,283
Consumer installment and other	232,558	5,014	1,125	956	14	239,667
Total	$877,895	$5,457	$1,260	$1,029	$209	$885,850

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2022
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$169,337	$172	$58	$-	$50	$169,617
Commercial real estate	490,354	508	192	-	53	491,107
Construction	3,088	-	-	-	-	3,088
Residential real estate	13,430	377	-	-	27	13,834
Consumer installment and other	273,247	5,101	1,850	628	16	280,842
Total	$949,456	$6,158	$2,100	$628	$146	$958,488

There was no allowance for credit losses allocated to loans on nonaccrual status as of September 30, 2023 or December 31, 2022. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2023 or December 31, 2022.

There were no loan modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2023 and September 30, 2022.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans that were considered collateral dependent at September 30, 2023 included the following: seven commercial real estate loans totaling $8.8 million secured by real property, one commercial loan with a balance of $600 thousand secured by business assets and $891 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at September 30, 2023. Loans that were considered collateral dependent at December 31, 2022 included the following: five commercial real estate loans totaling $8.1 million secured by real property, and $625 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2022.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At September 30, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$21,499	$5,086	$13,435	$34,779	$23,546	$11,429	$109,774	$18,618	$128,392
Substandard	12	2,525	-	2,835	-	600	5,972	1,211	7,183
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$21,511	$7,611	$13,435	$37,614	$23,546	$12,029	$115,746	$19,829	$135,575

Current gross chargeoffs on commercial loans:
Three months ended September 30, 2023	$-	$-	$3	$135	$-	$-	$138	$124	$262
Nine months ended September 30, 2023	-	-	3	135	-	-	138	272	410

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$23,891	$5,549	$12,557	$17,293	$53,928	$23,966	$137,184	$31,856	$169,040
Substandard	12	-	-	-	-	-	12	565	577
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$23,903	$5,549	$12,557	$17,293	$53,928	$23,966	$137,196	$32,421	$169,617

	At September 30, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$183,073	$69,055	$70,037	$69,569	$51,476	$39,329	$482,539	$-	$482,539
Substandard	10,137	815	791	-	-	-	11,743	-	11,743
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$193,210	$69,870	$70,828	$69,569	$51,476	$39,329	$494,282	$-	$494,282

Current gross chargeoffs on commercial real estate loans:
Three months ended September 30, 2023	$-	$-	$-	$-	$-	$-	$-	$-	$-
Nine months ended September 30, 2023	-	-	-	-	-	-	-	-	-

[The remainder of this page intentionally left blank]

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$146,588	$58,473	$71,440	$74,016	$71,618	$55,707	$477,842	$-	$477,842
Substandard	8,083	-	2,112	806	-	2,264	13,265	-	13,265
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$154,671	$58,473	$73,552	$74,822	$71,618	$57,971	$491,107	$-	$491,107

	At September 30, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$10,943	$-	$-	$-	$-	$-	$10,943	$-	$10,943
Substandard	340	-	-	-	-	-	340	-	340
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$11,283	$-	$-	$-	$-	$-	$11,283	$-	$11,283

Current gross chargeoffs on residential real estate loans:
Three months ended September 30, 2023	$-	$-	$-	$-	$-	$-	$-	$-	$-
Nine months ended September 30, 2023	-	-	-	-	-	-	-	-	-

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$13,457	$-	$-	$-	$-	$-	$13,457	$-	$13,457
Substandard	377	-	-	-	-	-	377	-	377
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$13,834	$-	$-	$-	$-	$-	$13,834	$-	$13,834

	At September 30, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$5,043	$5,043
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$5,043	$5,043

Current gross chargeoffs on construction loans:
Three months ended September 30, 2023	$-	$-	$-	$-	$-	$-	$-	$-	$-
Nine months ended September 30, 2023	-	-	-	-	-	-	-	-	-

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$3,088	$3,088
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$3,088	$3,088

[The remainder of this page intentionally left blank]

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At September 30, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$8,841	$14,395	$25,746	$56,758	$77,347	$31,708	$214,795	$17,763	$232,558
30-59 days past due	235	280	331	2,006	1,736	399	4,987	27	5,014
60-89 days past due	14	12	114	512	382	84	1,118	7	1,125
Past due 90 days or more	27	39	76	423	175	172	912	44	956
Nonaccrual	-	-	-	-	-	-	-	14	14
Total	$9,117	$14,726	$26,267	$59,699	$79,640	$32,363	$221,812	$17,855	$239,667

Current gross chargeoffs on consumer installment and other loans:
Three months ended September 30, 2023	$43	$18	$209	$618	$672	$177	1,737	$90	$1,827
Nine months ended September 30, 2023	208	135	717	1,529	2,414	177	5,180	199	5,379

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$6,017	$13,147	$22,330	$35,783	$76,126	$99,414	$252,817	$20,430	$273,247
30-59 days past due	117	268	572	1,014	1,709	1,359	5,039	62	5,101
60-89 days past due	42	65	67	275	635	750	1,834	16	1,850
Past due 90 days or more	3	20	16	61	284	241	625	3	628
Nonaccrual	-	-	-	-	-	-	-	16	16
Total	$6,179	$13,500	$22,985	$37,133	$78,754	$101,764	$260,315	$20,527	$280,842

There were no loans held for sale at September 30, 2023 and December 31, 2022.

The Company held no other real estate owned (OREO) at September 30, 2023 and December 31, 2022. The amount of consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process was $-0- thousand at September 30, 2023 and December 31, 2022.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person at any one time shall not exceed the following limitations: (a) unsecured credits shall not exceed 15 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures, or (b) secured and unsecured credits in all shall not exceed 25 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures. At September 30, 2023, the Bank did not have credit extended to any one entity exceeding these limits. At September 30, 2023, the Bank had 26 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $31,145 thousand and $34,790 thousand at September 30, 2023 and December 31, 2022, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At September 30, 2023, the Bank held corporate bonds in 107 issuing entities that exceeded $5 million for each issuer.

[The remainder of this page intentionally left blank]

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At September 30,	At December 31,
	2023	2022
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$11,743
Other investments	158	158
Total cost method equity investments	14,227	11,901
Life insurance cash surrender value	65,606	63,816
Net deferred tax asset	136,458	125,140
Right-of-use asset	18,593	15,746
Limited partnership investments	30,107	34,421
Interest receivable	55,597	53,558
Prepaid assets	4,447	4,894
Other assets	8,941	9,670
Total other assets	$333,976	$319,146

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

The Company owns 211 thousand shares of Visa Inc. class B common stock which have transfer restrictions; the carrying value is $-0- thousand. Visa Inc. disclosed a revised conversion rate applicable to its class B common stock in its Form 8-K dated October 2, 2023. The conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, was reduced from 1.5902 to 1.5875 per share, effective as of September 28, 2023. Visa Inc. class A common stock had a closing price of $230.01 per share on September 29, 2023, the last day of stock market trading for the third quarter 2023. The ultimate value of the Company’s Visa Inc. class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At September 30, 2023, these investments totaled $30,107 thousand and $16,138 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2022, these investments totaled $34,421 thousand and $22,647 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At September 30, 2023, the $16,138 thousand of outstanding equity capital commitments are expected to be paid as follows: $4,483 thousand in the remainder of 2023, $10,499 thousand in 2024, $359 thousand in 2025, $59 thousand in 2026, $190 thousand in 2027, and $548 thousand in 2028 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Nine Months Ended
	September 30,
	2023	2022	2023	2022
	(In thousands)
Investment loss included in pre-tax income	$1,440	$1,431	$4,314	$4,293
Tax credits recognized in provision for income taxes	765	804	2,820	2,412

Other liabilities consisted of the following:

	At September 30,	At December 31,
	2023	2022
	(In thousands)
Operating lease liability	$18,593	$15,746
Other liabilities	85,918	49,379
Total other liabilities	$104,511	$65,125

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of September 30, 2023.

As of September 30, 2023, the Company’s lease liability and right-of-use asset were $18,593 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.6 years and 2.78%, respectively, at September 30, 2023. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of September 30, 2023.

Total lease costs were $1,633 thousand and $4,949 thousand in the three and nine months ended September 30, 2023, respectively, and were recorded within occupancy and equipment expense. During the three and nine months ended September 30, 2022, total lease costs of $1,664 thousand and $4,934 thousand, respectively, were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable lease costs or sublease income during the nine months ended September 30, 2023 and September 30, 2022.

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At September 30,
2023
(In thousands)
The remainder of 2023	$1,612
2024	5,914
2025	4,765
2026	3,095
2027	2,200
Thereafter	2,154
Total minimum lease payments	19,740
Less: discount	(1,147)
Present value of lease liability	$18,593

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the nine months ended September 30, 2023 and year ended December 31, 2022, as no triggering events occurred during such periods. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the nine months ended September 30, 2023 and the year ended December 31, 2022, no such adjustments were recorded.

The carrying values of goodwill were:

	At September 30, 2023	At December 31, 2022
	(In thousands)
Goodwill	$121,673	$121,673

[The remainder of this page intentionally left blank]

The gross carrying amount of identifiable intangible assets and accumulated amortization was:

	At September 30, 2023		At December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(56,404)	$56,808	$(56,225)

As of September 30, 2023, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the nine months ended September 30, 2023 (actual)	$179
The remainder of 2023	57
2024	222
2025	125

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At September 30,	At December 31,
	2023	2022
	(In thousands)
Noninterest-bearing	$2,723,403	$2,947,277
Interest-bearing:
Transaction	1,138,220	1,273,143
Savings	1,732,849	1,874,115
Time deposits less than $100 thousand	59,505	65,962
Time deposits $100 thousand through $250 thousand	33,400	42,733
Time deposits more than $250 thousand	11,636	22,060
Total deposits	$5,699,013	$6,225,290

Demand deposit overdrafts of $699 thousand and $995 thousand were included as loan balances at September 30, 2023 and December 31, 2022, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $26 thousand and $91 thousand for the three and nine months ended September 30, 2023, respectively, and $39 thousand and $120 thousand for the three and nine months ended September 30, 2022, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At September 30,	At December 31,
	2023	2022
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$25,725	$30,108
Corporate securities	203,553	203,774
Total collateral carrying value	$229,278	$233,882
Total short-term borrowed funds	$115,341	$57,792

At September 30, 2023, the Company had uncommitted lines of credit for overnight borrowings from correspondent banks totaling $100 million. Additionally, the Company had access to borrowing from the Federal Reserve up to $964 million based on the collateral pledged at September 30, 2023. There were no outstanding amounts under the above-mentioned borrowings at September 30, 2023. For the nine months ended September 30, 2023, the average balances of the above-mentioned borrowings were $-0- thousand. At September 30, 2023, the Company’s estimated unpledged debt securities collateral qualifying for Federal Reserve borrowing totaled $1,930,927 thousand.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At September 30, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$239,728	$-	$239,728	$-
Securities of U.S. Government sponsored entities	279,364	-	279,364	-
Obligations of states and political subdivisions	69,639	-	69,639	-
Corporate securities	1,814,424	-	1,814,424	-
Collateralized loan obligations	1,503,078	-	1,503,078	-
Total debt securities available for sale	$3,906,233	$-	$3,906,233	$-

(1) There were no transfers in to or out of level 3 during the nine months ended September 30, 2023.

	At December 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$286,048	$-	$286,048	$-
Securities of U.S. Government sponsored entities	290,853	-	290,853	-
Obligations of states and political subdivisions	82,004	-	82,004	-
Corporate securities	2,099,955	-	2,099,955	-
Collateralized loan obligations	1,572,883	-	1,572,883	-
Total debt securities available for sale	$4,331,743	$-	$4,331,743	$-

(1) There were no transfers in to or out of level 3 during the year ended December 31, 2022.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at September 30, 2023 and December 31, 2022, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Nine
					Months Ended
	At September 30, 2023				September 30, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$110	$-	$-	$110	$-
Total assets measured at fair value on a nonrecurring basis	$110	$-	$-	$110	$-

[The remainder of this page intentionally left blank]

					For the
					Year Ended
	At December 31, 2022				December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$225	$-	$-	$225	$-
Total assets measured at fair value on a nonrecurring basis	$225	$-	$-	$225	$-

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

	At September 30, 2023
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$420,550	$420,550	$420,550	$-	$-
Debt securities held to maturity	888,856	818,395	-	818,395	-
Loans	868,106	851,354	-	-	851,354

Financial Liabilities:
Deposits	$5,699,013	$5,698,126	$-	$5,594,472	$103,654
Short-term borrowed funds	115,341	115,341	-	115,341	-

	At December 31, 2022
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$294,236	$294,236	$294,236	$-	$-
Debt securities held to maturity	915,913	873,511	-	873,511	-
Loans	938,204	905,720	-	-	905,720

Financial Liabilities:
Deposits	$6,225,290	$6,224,791	$-	$6,094,535	$130,256
Short-term borrowed funds	57,792	57,792	-	57,792	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not unconditionally cancellable by the Company aggregated $30,195 thousand at September 30, 2023 and $31,889 thousand at December 31, 2022. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $201,468 thousand at September 30, 2023 and $202,696 thousand at December 31, 2022. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $2,106 thousand at September 30, 2023 and $1,948 thousand at December 31, 2022. Commitments for commercial and similar letters of credit totaled $95 thousand at September 30, 2023 and at December 31, 2022. The Company had $950 thousand in outstanding full recourse guarantees to a third party credit card company at September 30, 2023 and at December 31, 2022. At September 30, 2023, the Company had a reserve for unfunded commitments of $201 thousand for the above-mentioned loan commitments of $30,195 thousand that are not unconditionally cancellable by the Company. The Company’s reserve for unfunded commitments was $201 thousand at December 31, 2022. The reserve for unfunded commitments is included in other liabilities.

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

	For the Three Months		For the Nine Months
	Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$41,601	$34,760	$122,300	$82,690
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,648	26,906	26,718	26,889
Basic earnings per common share	$1.56	$1.29	$4.58	$3.08
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,648	26,906	26,718	26,889
Add common stock equivalents for options	2	10	3	12
Weighted average number of common shares outstanding - diluted (denominator)	26,650	26,916	26,721	26,901
Diluted earnings per common share	$1.56	$1.29	$4.58	$3.07

For the three and nine months ended September 30, 2023, options to purchase 964 thousand and 991 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

For the three and nine months ended September 30, 2022, options to purchase 812 thousand and 809 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months		For the Nine Months
	Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE)(1)	$72,092	$60,780	$211,935	$152,620
Provision (Reversal of Provision) for Credit Losses	400	-	(1,150)	-
Noninterest Income:
Life Insurance Gains	278	923	278	923
Securities Losses	-	-	(125)	-
Other Noninterest Income	11,003	10,895	32,377	33,735
Total Noninterest Income	11,281	11,818	32,530	34,658
Noninterest Expense	25,650	24,767	77,699	74,271
Income Before Income Taxes (FTE)(1)	57,323	47,831	167,916	113,007
Income Tax Provision (FTE)(1)	15,722	13,071	45,616	30,317
Net Income	$41,601	$34,760	$122,300	$82,690

Average Common Shares Outstanding	26,648	26,906	26,718	26,889
Average Diluted Common Shares Outstanding	26,650	26,916	26,721	26,901
Common Shares Outstanding at Period End	26,649	26,911

Per Common Share:
Basic Earnings	$1.56	$1.29	$4.58	$3.08
Diluted Earnings	1.56	1.29	4.58	3.07
Book Value	24.33	20.03

Financial Ratios:
Return on Assets	2.41%	1.85%	2.36%	1.49%
Return on Common Equity	18.29%	17.08%	18.59%	13.98%
Net Interest Margin (FTE)(1)	4.43%	3.44%	4.32%	2.90%
Net Loan Losses to Average Loans	0.50%	0.44%	0.20%	0.30%
Efficiency Ratio(2)	30.8%	34.1%	31.8%	39.7%

Average Balances:
Assets	$6,847,691	$7,472,304	$6,940,897	$7,433,140
Loans	903,854	989,033	925,351	1,009,314
Investment Securities	5,247,118	5,552,588	5,385,986	5,172,003
Deposits	5,722,817	6,495,051	5,859,506	6,437,943
Shareholders' Equity	902,300	807,428	879,740	790,691

Period End Balances:
Assets	$6,567,288	$7,177,025
Loans	885,850	979,033
Investment Securities	4,795,090	5,312,605
Deposits	5,699,013	6,495,256
Shareholders' Equity	648,423	538,988

Capital Ratios at Period End:
Total Risk Based Capital	18.60%	14.67%
Tangible Equity to Tangible Assets	8.17%	5.91%

Dividends Paid Per Common Share	$0.44	$0.42	$1.28	$1.26
Common Dividend Payout Ratio	28%	33%	28%	41%

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

Financial Overview

Westamerica Bancorporation and subsidiaries (collectively, the “Company”) reported net income of $41.6 million or $1.56 diluted earnings per common share (“EPS”) in the third quarter 2023 compared with net income of $34.8 million or $1.29 EPS for the third quarter of 2022. The Company reported net income of $122.3 million or $4.58 EPS for the nine months ended September 30, 2023, including a $1.2 million reversal of provision for credit losses, net of a $400 thousand provision for credit losses in the third quarter 2023. Third quarter 2023 results also include a $278 thousand life insurance gain compared with a $923 thousand life insurance gain in the third quarter 2022. The Company reported net income of $82.7 million or $3.07 EPS for the nine months ended September 30, 2022, including a $1.2 million reconciling payment from a payments network and a $923 thousand life insurance gain.

The Federal Open Market Committee of the Federal Reserve Board (“FOMC”) has tightened monetary policy through increases to the overnight federal funds interest rate starting in March 2022. On November 1, 2023, the FOMC decided to maintain the target range for the federal funds rate to the range of 5.25% to 5.50%. The November 1, 2023 Federal Reserve press release stated, “Recent indicators suggest that economic activity expanded at a strong pace in the third quarter. Job gains have moderated since earlier in the year but remain strong, and the unemployment rate has remained low. Inflation remains elevated. The U.S. banking system is sound and resilient. Tighter financial and credit conditions for households and businesses are likely to weigh on economic activity, hiring, and inflation. The extent of these effects remains uncertain. The Committee remains highly attentive to inflation risks… the Committee decided to maintain the target range for the federal funds rate at 5.25% to 5.50%. The Committee will continue to assess additional information and its implications for monetary policy. In determining the extent of additional policy firming that may be appropriate to return inflation to 2 percent over time, the Committee will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments… The Committee would be prepared to adjust the stance of monetary policy as appropriate if risks emerge that could impede the attainment of the Committee’s goals.” The interest rate paid on reserve balances at the Federal Reserve Bank remained at 5.40%. The Bank maintains reserve balances at the Federal Reserve Bank; the amount that earns interest is identified as “interest-bearing cash”.

Management continues to evaluate the impacts of inflation, the Federal Reserve’s monetary policy and climate changes on the Company’s business and its customers. Recently, the banking industry experienced significant volatility with several regional bank failures in the first half of 2023. Industrywide concerns developed related to liquidity, deposit outflows and unrealized losses on debt securities. These recent events could adversely affect the Company’s funding of its operations. The extent of the impact on the Company’s results of operations, cash flow liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are uncertain and cannot be reasonably predicted.

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

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$72,092	$60,780	$211,935	$152,620
Provision (Reversal of provision) for credit losses	400	-	(1,150)	-
Noninterest income	11,281	11,818	32,530	34,658
Noninterest expense	25,650	24,767	77,699	74,271
Income before taxes (FTE)	57,323	47,831	167,916	113,007
Income tax provision (FTE)	15,722	13,071	45,616	30,317
Net income	$41,601	$34,760	$122,300	$82,690

Average diluted common shares	26,650	26,916	26,721	26,901
Diluted earnings per common share	$1.56	$1.29	$4.58	$3.07

Average total assets	$6,847,691	$7,472,304	$6,940,897	$7,433,140
Net income to average total assets (annualized)	2.41%	1.85%	2.36%	1.49%
Net income to average common shareholders' equity (annualized)	18.29%	17.08%	18.59%	13.98%

Net income for the third quarter 2023 increased $6.8 million compared with the third quarter 2022. Net interest and loan fee income (FTE) increased $11.3 million in the third quarter 2023 compared with the third quarter 2022 due to higher yield on interest-earning assets, partially offset by lower average balances of interest-earning assets and higher rate on interest-bearing liabilities. The Company provided a $400 thousand provision for credit losses in the third quarter of 2023 and no provision for credit losses in the third quarter of 2022, based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. Third quarter 2023 noninterest income decreased $537 thousand compared with the third quarter 2022 primarily due to lower gains on life insurance. Third quarter 2023 noninterest expense increased $883 thousand compared with the third quarter 2022 primarily due to an increase in salaries and benefits and increased FDIC insurance assessments for all insured depository institutions. The tax rate (FTE) was 27.4% for the third quarter 2023 and 27.3% for the third quarter 2022.

Net income for the nine months ended September 30, 2023 increased $39.6 million compared with the nine months ended September 30, 2022. Net interest and loan fee income (FTE) increased $59.3 million in the nine months ended September 30, 2023 compared with nine months ended September 30, 2022 due to higher yield on interest-earning assets and higher average balances of investment debt securities, partially offset by lower average balances of loans and interest-bearing cash and higher rate on interest-bearing liabilities. The Company recorded a $1.2 million reversal of provision for credit losses in the nine months ended September 30, 2023, reflecting a $2.2 million recovery on a previously charged off loan in the first quarter 2023. The Company provided no provision for credit losses in the nine months ended September 30, 2022, based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. Noninterest income for the nine months ended September 30, 2023 decreased $2.1 million compared with the nine months ended September 30, 2022 primarily because the nine months ended September 30, 2022 included a $1.2 million reconciling payment from a payments network and higher gains on life insurance. Noninterest expense in the nine months ended September 30, 2023 increased $3.4 million compared with the nine months ended September 30, 2022 primarily due to increases in salaries and benefits, occupancy and equipment expenses, and increased FDIC insurance assessments for all insured depository institutions. Lower professional fees partially offset the increases in noninterest expense in the nine months ended September 30, 2023 compared with the same period in 2022. The tax rate (FTE) was 27.2% for the nine months ended September 30, 2023 and 26.8% for the nine months ended September 30, 2022.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Interest and loan fee income	$72,848	$60,802	$212,961	$152,558
FTE adjustment	377	465	1,185	1,512
Interest expense	1,133	487	2,211	1,450
Net interest and loan fee income (FTE)	$72,092	$60,780	$211,935	$152,620

Average earning assets	$6,438,411	$7,041,313	$6,519,448	$7,013,627
Net interest margin (FTE) (annualized)	4.43%	3.44%	4.32%	2.90%

Net interest and loan fee income (FTE) increased $11.3 million in the third quarter 2023 compared with the third quarter 2022 due to higher yield on interest-earning assets (up 1.03%), partially offset by lower average balances of interest-earning assets (down $603 million) and higher rate on interest-bearing liabilities (up 0.09%).

Net interest and loan fee income (FTE) increased $59.3 million in the nine months ended September 30, 2023 compared with nine months ended September 30, 2022 due to higher yield on interest-earning assets (up 1.43%) and higher average balances of investment debt securities (up $214 million), partially offset by lower average balances of loans (down $84 million) and interest-bearing cash (down $624 million) and higher rate on interest-bearing liabilities (up 0.04%).

The annualized net interest margin (FTE) was 4.43% in the third quarter 2023 and 4.32% in the nine months ended September 30, 2023 compared with 3.44% in the third quarter 2022 and 2.90% in the first nine months of 2022.

The Company’s annualized funding costs were 0.07% in the third quarter 2023 compared with 0.03% in the third quarter 2022, and 0.04% in the nine months ended September 30, 2023 and 0.03% in the nine months ended September 30, 2022. Noninterest bearing deposits represented 47% of average deposits in the nine months ended September 30, 2023 and 47% in the nine months ended September 30, 2022, while higher-cost time deposits represented 2% for both periods. Average balances of time deposits in the nine months ended September 30, 2023 declined $20 million from the nine months ended September 30, 2022. Average balances of checking and saving deposits accounted for 97.9% of average total deposits in the nine months ended September 30, 2023 compared with 97.8% of average total deposits in the first nine months of 2022. The customer deposits and shareholders’ equity fully funded the Company’s interest earning assets for the nine months ended September 30, 2023 and September 30, 2022: there was no borrowing from the Federal Reserve Bank or correspondent banks.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months		For the Nine Months
	Ended September 30,
	2023	2022	2023	2022

Yield on earning assets (FTE)	4.50%	3.47%	4.36%	2.93%
Rate paid on interest-bearing liabilities	0.14%	0.05%	0.09%	0.05%
Net interest spread (FTE)	4.36%	3.42%	4.27%	2.88%
Impact of noninterest-bearing demand deposits	0.07%	0.02%	0.05%	0.02%
Net interest margin (FTE)	4.43%	3.44%	4.32%	2.90%

The increase in the Company’s yield on earning assets has been generated primarily by collateralized loan obligations (CLOs), held in debt securities available for sale portfolio, and interest-bearing cash. The CLOs have interest coupons that change once every three months by the amount of change in the three-month SOFR base rate. The average balances and yields of CLOs for the three months ended September 30, 2023 was $1,531 million yielding 7.16% and $1,554 million yielding 6.77% for the nine months ended September 30, 2023. The average balances and yields of CLOs for the three months ended September 30, 2022 was $1,601 million yielding 4.00% and $1,559 million yielding 2.87% for the nine months ended September 30, 2022. The interest-bearing cash yield changes by the amount of change in the overnight federal funds rate on the effective date declared by the FOMC. The average balance and yields of interest-bearing cash for the third quarter 2023 and nine months ended September 30, 2023 were $287 million yielding 5.35% and $208 million yielding 5.06%, respectively. The average balance and yields of interest-bearing cash for the third quarter 2022 and nine months ended September 30, 2022 were $500 million yielding 2.15% and $832 million yielding 0.83%, respectively. The Company has other earning assets with variable yields such as commercial loans and lines of credit, consumer lines of credit and adjustable rate residential real estate loans, which are included in “other taxable loans” in the following “Summary of Average Balances, Yields/Rates and Interest Differential.”

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2023
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,093,715	$55,911	4.39%
Tax-exempt (1)	153,403	1,369	3.57%
Total investments (1)	5,247,118	57,280	4.32%
Loans:
Taxable	860,371	11,580	5.34%
Tax-exempt (1)	43,483	436	3.98%
Total loans (1)	903,854	12,016	5.27%
Total interest-bearing cash	287,439	3,929	5.35%
Total interest-earning assets (1)	6,438,411	73,225	4.50%
Other assets	409,280
Total assets	$6,847,691

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,721,358	$-	-%
Savings and interest-bearing transaction	2,891,477	1,017	0.14%
Time less than $100,000	66,909	52	0.31%
Time $100,000 or more	43,073	26	0.24%
Total interest-bearing deposits	3,001,459	1,095	0.14%
Short-term borrowed funds	117,173	38	0.13%
Total interest-bearing liabilities	3,118,632	1,133	0.14%
Other liabilities	105,401
Shareholders' equity	902,300
Total liabilities and shareholders' equity	$6,847,691
Net interest spread (1) (2)			4.36%
Net interest and fee income and interest margin (1) (3)		$72,092	4.43%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Nine Months Ended September 30, 2023
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,223,319	$166,031	4.24%
Tax-exempt (1)	162,667	4,347	3.56%
Total investments (1)	5,385,986	170,378	4.20%
Loans:
Taxable	880,711	34,470	5.23%
Tax-exempt (1)	44,640	1,317	3.94%
Total loans (1)	925,351	35,787	5.17%
Total interest-bearing cash	208,111	7,981	5.06%
Total interest-earning assets (1)	6,519,448	214,146	4.36%
Other assets	421,449
Total assets	$6,940,897

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,774,282	$-	-%
Savings and interest-bearing transaction	2,964,442	1,891	0.09%
Time less than $100,000	69,301	153	0.30%
Time $100,000 or more	51,481	91	0.24%
Total interest-bearing deposits	3,085,224	2,135	0.09%
Short-term borrowed funds	97,510	76	0.10%
Total interest-bearing liabilities	3,182,734	2,211	0.09%
Other liabilities	104,141
Shareholders' equity	879,740
Total liabilities and shareholders' equity	$6,940,897
Net interest spread (1) (2)			4.27%
Net interest and fee income and interest margin (1) (3)		$211,935	4.32%

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended September 30, 2023
	Compared with
	For the Three Months Ended September 30, 2022
	Volume	Yield/Rate	Total
	(In thousands)
(Decrease) increase in interest and loan fee income:
Investment securities:
Taxable	$(2,185)	$13,635	$11,450
Tax-exempt (1)	(381)	(16)	(397)
Total investments (1)	(2,566)	13,619	11,053
Loans:
Taxable	(1,043)	758	(285)
Tax-exempt (1)	(21)	24	3
Total loans (1)	(1,064)	782	(282)
Total interest-bearing cash	(1,165)	2,352	1,187
Total (decrease) increase in interest and loan fee income (1)	(4,795)	16,753	11,958
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(47)	680	633
Time less than $100,000	(6)	11	5
Time $100,000 or more	(12)	(1)	(13)
Total interest-bearing deposits	(65)	690	625
Short-term borrowed funds	7	14	21
Total (decrease) increase in interest expense	(58)	704	646
(Decrease) increase in net interest and loan fee income (1)	$(4,737)	$16,049	$11,312

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Nine Months Ended September 30, 2023
	Compared with
	For the Nine Months Ended September 30, 2022
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$5,770	$54,975	$60,745
Tax-exempt (1)	(1,513)	61	(1,452)
Total investments (1)	4,257	55,036	59,293
Loans:
Taxable	(3,097)	1,148	(1,949)
Tax-exempt (1)	(61)	35	(26)
Total loans (1)	(3,158)	1,183	(1,975)
Total interest-bearing cash	(3,917)	6,675	2,758
Total (decrease) increase in interest and loan fee income (1)	(2,818)	62,894	60,076
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(108)	865	757
Time less than $100,000	(14)	38	24
Time $100,000 or more	(22)	(7)	(29)
Total interest-bearing deposits	(144)	896	752
Short-term borrowed funds	(13)	22	9
Total (decrease) increase in interest expense	(157)	918	761
(Decrease) increase in net interest and loan fee income (1)	$(2,661)	$61,976	$59,315

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

The Company provided a $400 thousand provision for credit losses in the third quarter of 2023, based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. The Company recorded a $1.2 million reversal of provision for credit losses in the nine months ended September 30, 2023 which reflected a $2.2 million recovery on a previously charged off loan in the first quarter 2023. The Company provided no provision for credit losses in the third quarter of 2022 and nine months ended September 30, 2022, based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2023	2022	2023	2022
	(In thousands)

Service charges on deposit accounts	$3,705	$3,737	$10,629	$11,006
Merchant processing services	2,911	2,925	8,417	8,922
Debit card fees	1,717	1,594	5,118	6,175
Trust fees	783	810	2,358	2,462
ATM processing fees	640	594	1,996	1,514
Other service fees	463	463	1,320	1,392
Financial services commissions	78	79	270	314
Life insurance gains	278	923	278	923
Securities losses	-	-	(125)	-
Other noninterest income	706	693	2,269	1,950
Total	$11,281	$11,818	$32,530	$34,658

Third quarter 2023 noninterest income decreased $537 thousand compared with the third quarter 2022 primarily due to lower gains on life insurance. Debit card fees increased in the third quarter 2023 compared with the third quarter 2022 primarily due to higher transaction volumes.

Noninterest income for the nine months ended September 30, 2023 decreased $2.1 million compared with the nine months ended September 30, 2022 primarily due to lower gains on life insurance and because debit card fees in the nine months ended September 30, 2022 included a $1.2 million reconciling payment from a payments network. Merchant processing service fees decreased in the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 primarily due to lower transaction volumes and increased lower-margin transactions. Service charges on deposit accounts decreased in the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 primarily due to lower fee income on analyzed deposit accounts. ATM processing fee income increased in the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 and partially offset the decreases in the other components of noninterest income. Other noninterest income in the nine months ended September 30, 2023 included higher recoveries of interest and fees on previously charged off loans compared with nine months ended September 30, 2022.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2023	2022	2023	2022
	(In thousands)

Salaries and related benefits	$11,820	$11,311	$35,715	$34,643
Occupancy and equipment	5,065	5,064	15,562	14,666
Outsourced data processing services	2,473	2,434	7,405	7,294
Limited partnership operating losses	1,440	1,431	4,314	4,293
Professional fees	401	582	1,362	2,054
Courier service	745	671	1,971	1,914
Other noninterest expense	3,706	3,274	11,370	9,407
Total	$25,650	$24,767	$77,699	$74,271

Third quarter 2023 noninterest expense increased $883 thousand compared with the third quarter 2022. Salaries and benefits increased in the third quarter 2023 compared with the third quarter 2022 due to increased staff, annual merit increases and higher group health insurance costs for the employees. Other noninterest expense increased in the third quarter 2023 compared with third quarter 2022 primarily due to higher FDIC insurance assessments for all insured depository institutions. Professional fees decreased in the third quarter 2023 compared with the third quarter 2022 primarily due to lower legal fees.

Noninterest expense in the nine months ended September 30, 2023 increased $3.4 million compared with the nine months ended September 30, 2022. Salaries and benefits increased in the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 due to increased staff, annual merit increases and higher group health insurance costs for the employees. Occupancy and equipment expenses increased in the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 primarily due to increases in repair and maintenance. Other noninterest expense increased in the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 primarily due to higher FDIC insurance assessments for all insured depository institutions and losses on unauthorized transactions of customer debit and ATM cards. Professional fees decreased in the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022 primarily due to lower legal fees.

Provision for Income Tax

The Company’s income tax provision (FTE) was $15.7 million for the third quarter 2023 and $45.6 million for the nine months ended September 30, 2023 compared with $13.1 million for the third quarter 2022 and $30.3 million for the nine months ended September 30, 2022. The effective tax rates (FTE) were 27.4% for the third quarter 2023 and 27.2% for the nine months ended September 30, 2023 compared with 27.3% for the third quarter 2022 and 26.8% for the nine months ended September 30, 2022.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, corporations, collateralized loan obligations and agency mortgage-backed securities. The Company had no marketable equity securities at September 30, 2023 and December 31, 2022.

Management manages the investment securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $4.8 billion at September 30, 2023 and $5.2 billion at December 31, 2022. The following table lists debt securities in the Company’s portfolio by type as of the dates indicated. Debt securities held to maturity are listed at amortized cost before related reserve for expected credit losses of $1 thousand at September 30, 2023 and December 31, 2022. Debt securities available for sale are listed at fair value.

	At September 30, 2023		At December 31, 2022
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$279,364	6%	$290,853	6%
Agency residential mortgage-backed securities ("MBS")	324,075	7%	390,900	7%
Obligations of states and political subdivisions	147,198	3%	171,212	3%
Corporate securities	2,541,375	53%	2,821,809	54%
Collateralized loan obligations	1,503,078	31%	1,572,883	30%
Total	$4,795,090	100%	$5,247,657	100%

Debt securities available for sale	$3,906,233		$4,331,743
Debt securities held to maturity	888,857		915,914
Total	$4,795,090		$5,247,657

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

At September 30, 2023, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agency. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

The following table summarizes the amortized cost of debt securities held to maturity at September 30, 2023, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At September 30, 2023
	AAA/AA/A	BBB+	Not Rated	Total
	(In thousands)
Agency residential MBS	$83,863	$-	$484	$84,347
Obligations of states and political subdivisions	77,379	-	180	77,559
Corporate securities	505,421	221,530	-	726,951
Total	$666,663	$221,530	$664	$888,857

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At September 30, 2023		At December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$2,134,535	$1,814,424	$2,406,566	$2,099,955
Debt securities held to maturity	726,951	666,549	721,854	687,406
Total corporate securities	$2,861,486	$2,480,973	$3,128,420	$2,787,361

The following table summarizes total corporate securities by credit rating:

	At September 30, 2023		At December 31, 2022
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
AAA	$-	-%	$20,667	1%
AA+	-	-%	19,840	1%
AA	-	-%	19,234	1%
AA-	68,324	3%	110,552	4%
A+	235,646	9%	255,381	9%
A	362,091	14%	503,437	18%
A-	784,259	32%	695,865	25%
BBB+	707,790	29%	821,102	29%
BBB	322,863	13%	304,957	11%
BBB-	-	-%	36,326	1%
Total corporate securities	$2,480,973	100%	$2,787,361	100%

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At September 30, 2023		At December 31, 2022
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,436,503	58%	$1,539,361	55%
Utilities	262,148	11%	285,016	10%
Industrial	202,117	8%	237,554	9%
Consumer, Non-cyclical	160,735	6%	173,736	6%
Communications	151,816	6%	162,270	6%
Basic Materials	97,123	4%	98,072	3%
Energy	65,891	3%	86,431	3%
Technology	60,665	2%	101,255	4%
Consumer, Cyclical	43,975	2%	103,666	4%
Total corporate securities	$2,480,973	100%	$2,787,361	100%

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the bonds are denominated in United States dollars:

	At September 30, 2023		At December 31, 2022
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,720,693	69%	$1,997,328	72%
Canada	184,151	7%	192,475	7%
United Kingdom	157,270	6%	171,819	6%
Japan	153,681	6%	161,804	6%
Switzerland	89,717	4%	86,396	3%
France	87,227	4%	87,781	3%
Netherlands	32,647	1%	33,216	1%
Australia	23,580	1%	23,870	1%
Belgium	19,820	1%	20,243	1%
Germany	12,187	1%	12,429	-%
Total corporate securities	$2,480,973	100%	$2,787,361	100%

The following table summarizes the above corporate securities with issuer’s headquarters located outside of the United States of America by the industry sector in which the issuing companies operate; all the bonds are denominated in United States dollars:

	At September 30, 2023		At December 31, 2022
	Fair value	As a percent of total foreign corporate securities	Fair value	As a percent of total foreign corporate securities
	($ in thousands)
Financial	$665,173	87%	$680,956	86%
Energy	30,174	4%	30,600	4%
Basic materials	23,580	3%	23,870	3%
Consumer, Non-cyclical	19,820	3%	32,684	4%
Consumer, Cyclical	12,187	2%	12,429	2%
Utilities	9,346	1%	9,494	1%
Total foreign corporate securities	$760,280	100%	$790,033	100%

The Company’s $1.5 billion (fair value) in collateralized loan obligations at September 30, 2023, consist of investments in 143 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At September 30, 2023
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$545,632	$540,315
AA	980,037	962,763
Total	$1,525,669	$1,503,078

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

At September 30, 2023, the Company’s investment securities portfolios included securities issued by 129 state and local government municipalities and agencies located within 31 states. The largest exposure to any one municipality or agency was $4.7 million (fair value) represented by two general obligation bonds.

	At September 30, 2023
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$23,806	$23,191
Washington	11,362	10,989
Texas	8,162	7,777
Massachusetts	8,123	7,752
Michigan	7,067	6,763
Minnesota	6,626	6,468
Other (21 states)	53,353	50,543
Total general obligation bonds	$118,499	$113,483

Revenue bonds:
California	$10,425	$10,043
Kentucky	5,059	4,972
Virginia	3,659	3,487
Colorado	3,156	3,085
Washington	2,070	2,041
Utah	1,930	1,922
Other (7 states)	6,375	6,212
Total revenue bonds	$32,674	$31,762
Total obligations of states and political subdivisions	$151,173	$145,245

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

At September 30, 2023 and December 31, 2022, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 11 revenue sources at September 30, 2023 and December 31, 2022. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At September 30, 2023
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$5,023	$4,956
Sewer	4,853	4,698
Lease (appropriation)	4,554	4,469
Special Assessment	3,695	3,359
Lease (renewal)	3,044	2,972
Lease (abatement)	2,863	2,843
Sales tax	2,185	2,150
Lease (non-terminable)	1,930	1,898
Appropriations	1,982	1,880
Other (2 sources)	2,545	2,537
Total revenue bonds by revenue source	$32,674	$31,762

[The remainder of this page intentionally left blank]

	At December 31, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$6,105	$6,115
Lease (renewal)	5,590	5,536
Sewer	5,523	5,480
Lease (appropriation)	4,556	4,518
Special Assessment	4,080	3,788
Lease (abatement)	3,702	3,694
Sales tax	3,185	3,187
Other (4 sources)	6,706	6,671
Total revenue bonds by revenue source	$39,447	$38,989

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

Nonperforming Loans

	At September 30,		At December 31,
	2023	2022	2022
	(In thousands)

Nonperforming nonaccrual loans	$205	$131	$146
Performing nonaccrual loans	4	66	-
Total nonaccrual loans	209	197	146
Accruing loans 90 or more days past due	1,029	769	628
Total nonperforming loans	$1,238	$966	$774

At September 30, 2023, nonaccrual loans consisted of four loans with an average carrying value of $52 thousand.

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At September 30,	At December 31,
	2023	2022
	(In thousands)

Allowance for credit losses on loans	$17,744	$20,284
Allowance for credit losses on held to maturity debt securities	1	1
Total allowance for credit losses	$17,745	$20,285

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At September 30, 2023, no credit loss allowance was assigned to corporate securities held to maturity based on evaluation of each individual issuer’s financial performance throughout full business cycles. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $1 thousand related to municipal securities at September 30, 2023 and December 31, 2022, reflecting the expected credit losses on debt securities held to maturity.

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

[The remainder of this page intentionally left blank]

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2023	2022	2023	2022
	($ in thousands)
Analysis of the allowance for credit losses
Balance, beginning of period	$18,480	$22,313	$20,284	$23,514
Provision (reversal of provision) for credit losses	400	-	(1,150)	-
Loans charged off
Commercial	(262)	-	(410)	(20)
Consumer installment and other	(1,827)	(1,917)	(5,379)	(4,522)
Total chargeoffs	(2,089)	(1,917)	(5,789)	(4,542)
Recoveries of loans previously charged off
Commercial	10	72	2,194	335
Commercial real estate	15	14	45	46
Consumer installment and other	928	736	2,160	1,865
Total recoveries	953	822	4,399	2,246
Net loan losses	(1,136)	(1,095)	(1,390)	(2,296)
Balance, end of period	$17,744	$21,218	$17,744	$21,218

Net loan losses as a percentage of average total loans (annualized)	0.50%	0.44%	0.20%	0.30%

Selected financial data: (At the dates indicated)
	At September 30,		At December 31,
	2023	2022	2022
	($ in thousands)
Loans	$885,850	$979,033	$958,488
Nonaccrual loans	209	197	146
Allowance for credit losses as a percentage of loans	2.00%	2.17%	2.12%
Nonaccrual loans as a percentage of loans	0.02%	0.02%	0.02%
Allowance for credit losses to nonaccrual loans	8489.95%	10770.56%	13893.15%

The following table summarizes net (chargeoffs) recoveries and the ratio of net charge-offs (recoveries) to average loans for the periods indicated:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2023
			As a Percentage			As a Percentage
		Average	of Net Chargeoffs		Average	of Net (Recoveries)
	Net (Chargeoffs)	Loan	(Recoveries)	Net Recoveries	Loan	Chargeoffs
	Recoveries	Balances	to Average Loans	(Chargeoffs)	Balances	to Average Loans
	($ in thousands)

Commercial	$(252)	$146,478	0.17%	$1,784	$154,078	(1.16)%
Commercial real estate	15	493,072	-%	45	492,702	(0.01)%
Construction	-	4,953	-%	-	4,126	-%
Residential real estate	-	11,703	-%	-	12,593	-%
Consumer and other installment	(899)	247,648	0.36%	(3,219)	261,852	1.23%
Total	$(1,136)	$903,854	0.13%	$(1,390)	$925,351	0.15%

[The remainder of this page intentionally left blank]

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2022
			As a percentage			As a percentage
		Average	of Net chargeoffs		Average	of Net chargeoffs
	Net (chargeoffs)	Loan	(recoveries)	Net (chargeoffs)	Loan	(recoveries)
	Recoveries	Balances	to Average loans	Recoveries	Balances	to Average loans
	($ in thousands)

Commercial	$72	$187,941	(0.04)%	$315	$198,950	(0.16)%
Commercial real estate	14	494,717	-%	46	508,812	(0.01)%
Construction	-	2,384	-%	-	1,256	-%
Residential real estate	-	15,144	-%	-	16,157	-%
Consumer and other installment	(1,181)	288,847	0.41%	(2,657)	284,139	0.94%
Total	$(1,095)	$989,033	0.11%	$(2,296)	$1,009,314	0.23%

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

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2023
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,764	$6,083	$202	$32	$7,399	$18,480
(Reversal) provision	(345)	(194)	40	(6)	905	400
Chargeoffs	(262)	-	-	-	(1,827)	(2,089)
Recoveries	10	15	-	-	928	953
Total allowance for credit losses	$4,167	$5,904	$242	$26	$7,405	$17,744

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2023
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,138	$5,888	$150	$32	$8,076	$20,284
(Reversal) provision	(3,755)	(29)	92	(6)	2,548	(1,150)
Chargeoffs	(410)	-	-	-	(5,379)	(5,789)
Recoveries	2,194	45	-	-	2,160	4,399
Total allowance for credit losses	$4,167	$5,904	$242	$26	$7,405	$17,744

Management considers the $17.7 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of September 30, 2023.

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

The Company monitors the climate risks of our loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. At September 30, 2023, the Company had $19 million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles are not considered to be material risks to the Company’s automobile lending practices.

The Company considers climate risk in its underwriting of corporate bonds, and avoids purchasing bonds of issuers, which, in Management’s judgement, have elevated climate risk.

While the Company follows risk management practices related to climate risk, the Company may experience financial losses due to climate risk despite these precautions.

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

The Company’s asset and liability position was generally “asset sensitive” at September 30, 2023, based on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes. However, in the dynamic simulation, an assumed decline in interest rates is expected to result in improved deposit balances funding higher earning asset levels. Further, in the dynamic simulation, no change in interest rates is expected to result in a decline in net interest income as asset yields remain stable and deposit costs rise as the Bank negotiates deposit rates with customers in the current environment.

At September 30, 2023, Management’s most recent measurements of estimated changes in net interest income were:

Dynamic simulation (balance sheet composition changes):
Assumed change in interest rates over 1 year	-2.00%	-1.00%	0.00%	+1.00%	+2.00%
First year change in net interest income	-1.1%	+1.4%	-0.8%	+1.5%	+2.9%

Static simulation (balance sheet composition unchanged):
Assumed immediate change in interest rates	-2.00%	-1.00%	0.00%	+1.00%	+2.00%
First year change in net interest income	-12.0%	-5.4%	0.0%	+6.3%	+12.2%

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This relatively stable and low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets in the nine months ended September 30, 2023 and 97% in the year ended December 31, 2022. The stability of the Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit and capital management practices and by maintaining an appropriate level of liquidity.

Total deposits were $5,699 million at September 30, 2023 and $6,225 million at December 31, 2022. Total time deposits were $105 million at September 30, 2023 and $131 million at December 31, 2022. The Company has no foreign time deposits. The standard FDIC deposit insurance amount is $250,000 per depositor, for each account ownership category. At September 30, 2023, estimated federally uninsured deposits and time deposits were $2,671 million and $12 million, respectively. Estimated federally uninsured time deposits included $650 thousand in deposits by public entities that are secured by the Company’s debt securities as collateral.

Banking industry deposits, including for Westamerica Bank, grew rapidly in 2020 and 2021 due to the injection of fiscal stimulus into the United States economy, including Paycheck Protection Program loans, and an easing of Federal Reserve monetary policy, both in response to the COVID pandemic. Federal Reserve monetary policy easing included reduction in the federal funds rate to a range of 0.00% to 0.25% and net purchases of Treasury securities and agency mortgage-backed securities, which increase the money supply and aggregate bank deposits. Subsequently, inflation rose considerably while employment conditions remained strong. In 2022 and 2023, the Federal Reserve’s monetary policy reversed to tightening, in an effort to reduce inflation. The monetary policy tightening included increasing the federal funds rate to a range of 5.25% to 5.50% and net reductions of Treasury securities and agency mortgage-backed securities, which reduce the money supply and aggregate bank deposits. Westamerica Bank’s deposit totals are subject to both the fiscal policies of the United States government and monetary policies of the Federal Reserve; the 2023 decline in Westamerica Bank deposits is influenced by these fiscal and monetary policies. In addition, the Internal Revenue Service (“IRS”) declared every county in which Westamerica Bank operates as Natural Disaster Areas due to 2022-2023 winter storms; the IRS and California Franchise Tax Board extended the 2022 tax filing deadline and 2023 tax installment payment due dates to November 16, 2023. Westamerica Bank management expects this deferment of tax payment deadlines will impact deposit totals in the fourth quarter 2023 as customers pay their federal and California tax obligations.

The following table shows the time remaining to maturity of the Company’s estimated federally uninsured time deposits with a balance greater than $250,000 per depositor per category:

At September 30, 2023
(In thousands)
Three months or less	$7,272
Over three through six months	2,291
Over six through twelve months	1,155
Over twelve months	918
Total	$11,636

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. At September 30, 2023, the Company had $420,550 thousand in cash balances. During the twelve months ending September 30, 2024, the Company expects to receive $257,000 thousand in principal payments from its debt securities. If additional operational liquidity is required, the Company can pledge debt securities as collateral for borrowing purposes; at September 30, 2023, the Company’s debt securities which qualify as collateral for borrowing totaled $3,810,723 thousand. In the ordinary course of business, the Company pledges debt securities as collateral for certain depository customers; at September 30, 2023, the Company had pledged $680,735 thousand in debt securities for depository customers. In the ordinary course of business, the Company pledges debt securities as collateral for borrowing from the Federal Reserve Bank; at September 30, 2023, the Company had pledged $964,139 thousand in debt securities at the Federal Reserve Bank. During the nine months ended September 30, 2023, the Company’s average borrowings from the Federal Reserve Bank and other correspondent banks were $-0- thousand, respectively, and at September 30, 2023, the Company’s borrowings from the Federal Reserve Bank and other correspondent banks were $-0- thousand. At September 30, 2023, the Company’s estimated unpledged collateral qualifying debt securities totaled $1,930,927 thousand based on the Federal Reserve Bank borrowing programs. Debt securities eligible as collateral are shown at market value unless otherwise noted:

[The remainder of this page intentionally left blank]

At September 30, 2023
(in thousands)
Debt Securities Eligible as Collateral:
Corporate Securities	$2,480,972
Collateralized Loan Obligations rated AAA	540,315
Obligations of States and Political Subdivisions	145,246
Agency Mortgage Backed Securities	317,357
Securities of U.S. Government Sponsored Entities (Par Value)	326,833
Total Debt Securities Eligible as Collateral	$3,810,723

Debt Securities Pledged as Collateral:
Deposits by Public Entities	$(680,735)
Short-term Borrowed Funds (Deposit Sweep)	(229,278)
Other	(5,644)
Total Debt Securities Pledged as Collateral	$(915,657)

Debt Securities Pledged at the Federal Reserve Bank	$(964,139)

Estimated Debt Securities Available to Pledge	$1,930,927

Liquidity risk can result from the mismatching of asset and liability cash flows, or from disruptions in the financial markets. The Bank performs liquidity stress tests on a periodic basis to evaluate the sustainability of its liquidity. Under the stress testing, the Bank assumes outflows of funds increase beyond expected levels. Measurement of such heightened outflows considers the composition of the Bank’s deposit base, including any concentration of deposits, non-deposit funding such as short-term borrowings, and unfunded lending commitments. The composition of the Bank’s deposits is considered including the broad industry and geographic diversification in the Bank’s market area. The Bank evaluates its stock of highly liquid assets to meet the assumed higher levels of outflows. Highly liquid assets include cash and amounts due from other banks from daily transaction settlements, reduced by branch cash needs and any Federal Reserve Bank reserve requirements, and investment securities based on regulatory risk-weighting guidelines. Based on the results of the most recent liquidity stress test, Management is satisfied with the liquidity condition of the Bank. However, no assurance can be given the Bank will not experience a period of reduced liquidity.

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

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $34 million in the nine months ended September 30, 2023 and $45 million in the year ended December 31, 2022 and retire common stock in the amounts of $14 million and $218 thousand, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations. The Parent Company’s cash balance was $126 million at September 30, 2023 and $99 million at December 31, 2022.

[The remainder of this page intentionally left blank]

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was annualized 18.6% for the nine months ended September 30, 2023 and 15.2% for the year ended December 31, 2022. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $2.3 million in the year ended December 31, 2022.

The Company paid common dividends totaling $34 million in the nine months ended September 30, 2023 and $45 million in the year ended December 31, 2022, which represent dividends per common share of $1.28 and $1.68, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 274 thousand shares valued at $14 million in the nine months ended September 30, 2023 and 3 thousand shares valued at $218 thousand in the year ended December 31, 2022.

The Company's primary capital resource is shareholders' equity, which was $648 million at September 30, 2023 compared with $602 million at December 31, 2022. The Company's ratio of equity to total assets was 9.9% at September 30, 2023 and 8.7% at December 31, 2022.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At September 30, 2023		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	18.20%	14.57%	7.00%	6.50%
Tier I Capital	18.20%	14.57%	8.50%	8.00%
Total Capital	18.60%	15.12%	10.50%	10.00%
Leverage Ratio	12.08%	9.63%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2022		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	15.22%	12.37%	7.00%	6.50%
Tier I Capital	15.22%	12.37%	8.50%	8.00%
Total Capital	15.64%	12.93%	10.50%	10.00%
Leverage Ratio	10.18%	8.26%	4.00%	5.00%

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

During the second quarter 2023, the Company was notified that there may have been a compromise of a specific set of files processed by a third party vendor that could have affected a limited number of customers. This incident did not occur on a Company system and the Company does not use the software that may have been compromised. The Company has implemented data security safeguards with its third party vendors designed to quickly identify and contain improper access to sensitive information. The Company notified the affected customers as required by law. As of September 30, 2023, to the Company’s knowledge, there is no indication that any information has been subject to misuse as a result of the incident.

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2023.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The banking industry continued to experience significant volatility with recent multiple bank failures. Industrywide concerns have developed related to liquidity, deposit outflows and unrealized losses on investment debt securities. While the Company cannot predict with certainty whether or how these developments may affect the banking industry, the Company faces the risks of increased FDIC deposit insurance premium expenses; increased regulation or supervisory scrutiny; and decreased confidence in banks among depositors and investors, any of which could, adversely affect the trading price of the Company’s common stock or its ability to effectively fund its operations. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the quarter ended September 30, 2023.

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

No shares were repurchased during the period from July 1, 2023 through September 30, 2023. A share repurchase program was approved by the Board of Directors on July 28, 2022 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2023. A replacement program was approved by the Board of Directors on July 27, 2023 authorizing the purchase of up to 1,750 thousand shares of the Company’s common stock from time to time prior to September 1, 2024.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: November 8, 2023