Form 10-K
period 2023-12-31
WESTAMERICA BANCORPORATION
filed 2024-02-29
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2023 as reported on the NASDAQ Global Select Market, was $687,093,519.16.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 15, 2024: 26,671,215 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to registrant’s 2024 Annual Meeting of Shareholders, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

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

PART I

ITEM 1. BUSINESS

Westamerica Bancorporation (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Its legal headquarters are located at 1108 Fifth Avenue, San Rafael, California 94901. Its principal administrative offices are located at 4550 Mangels Boulevard, Fairfield, California 94534, its telephone number is (707) 863-6000 and its website address is www.westamerica.com. The Company provides a full range of banking services to individual and commercial customers in Northern and Central California through its subsidiary bank, Westamerica Bank (the “Bank”). The Bank is a California-chartered commercial bank whose deposit are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. The principal communities served are located in Northern and Central California, from Mendocino, Lake and Nevada Counties in the north to Kern County in the south. The Company’s strategic focus is on the banking needs of small businesses. In addition, the Bank owns 100% of the capital stock of Community Banker Services Corporation (“CBSC”), a company engaged in providing the Company and its subsidiaries with data processing services and other support functions.

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

In 2009 and 2010, the Bank acquired the banking operations of two failed banks, the former County Bank and Sonoma Valley Bank, from the Federal Deposit Insurance Corporation (“FDIC”). The acquired assets and assumed liabilities from the FDIC were measured at estimated fair values, as required by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations.

At December 31, 2023, the Company had consolidated assets of approximately $6.4 billion, deposits of approximately $5.5 billion and shareholders’ equity of approximately $773 million.

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

Westamerica Bancorporation

Corporate Secretary A-2M

Post Office Box 1200

Suisun City, California 94585-1200

Human Capital Resources

The Company and its subsidiaries employed 641 full-time equivalent staff or 669 employees as of December 31, 2023. The employees are not represented by a collective bargaining unit, and the Company believes its relationship with its employees is good.

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
●

Amended the Electronic Fund Transfer Act ("EFTA") to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. While the Company’s assets were less than $10 billion as of December 31, 2023, interchange fees charged by larger institutions may dictate the level of fees smaller institutions will be able to charge to remain competitive.

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

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations over a transitional period 2015 through 2018. As of December 31, 2023, the Company’s and the Bank’s respective regulatory capital ratios exceeded applicable regulatory minimum capital requirements. See Note 9 to the consolidated financial statements included in this Report for capital ratios of the Company and the Bank, compared to minimum capital requirements and for the Bank the standards for well capitalized depository institutions.

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

Premiums for Deposit Insurance and FDIC Regulation

Substantially all of the deposits of the Bank are insured up to applicable limits by the FDIC’s Deposit Insurance Fund (“DIF”) and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's capital level, asset quality and supervisory rating.

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

a new “community bank leverage ratio” was adopted, which is applicable to certain banks and bank holding companies with total assets of less than $10 billion (as described above under “Capital Standards”).

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

The Company’s income and cash flow depend to a great extent on the difference between the interest earned on loans and investment securities and the interest paid on deposits and other borrowings, and the Company’s success in competing for loans and deposits. The Company cannot control or prevent changes in the level of interest rates which fluctuate in response to general economic conditions, the policies of various governmental and regulatory agencies, in particular, the Federal Open Market Committee of the Federal Reserve Board (the” FOMC”), and pricing practices of the Company’s competitors. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits and other borrowings, and the rates received on loans and investment securities and paid on deposits and other liabilities. The discussion in this Report under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset, Liability and Market Risk Management” and “- Liquidity and Funding” and “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” is incorporated by reference in this paragraph.

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

The banking industry could experience significant volatility with multiple bank failures during 2023. Industrywide concerns could develop related to liquidity, deposit outflows and unrealized losses on investment debt securities. While the Company cannot predict with certainty whether or how these developments may affect the banking industry, the Company faces the risks of increased FDIC deposit insurance premium expenses; increased regulation or supervisory scrutiny; and decreased confidence in banks among depositors and investors, any of which could, adversely affect the trading price of the Company’s common stock, its ability to manage its liquidity or its ability to effectively fund its operations. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects.

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

The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 26.7 million shares of common stock were outstanding at December 31, 2023. Pursuant to its stock option plans, at December 31, 2023, the Company had outstanding options for 973 thousand shares of common stock, of which 614 thousand were currently exercisable. As of December 31, 2023, 705 thousand shares of Company common stock remained available for grants under the Company’s equity incentive plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

The Company could repurchase shares of its common stock at price levels considered excessive.

The Company may repurchase and retire its common stock in accordance with Board of Directors-approved share repurchase programs from time to time. The Company has been active in repurchasing and retiring shares of its common stock when alternative uses of excess capital, such as acquisitions, have been limited. The Company could repurchase shares of its common stock at price levels considered excessive, thereby spending more cash on such repurchases as deemed reasonable and effectively retiring fewer shares than would be retired if repurchases were effected at lower prices.

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

Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2023, real estate served as the principal source of collateral with respect to approximately 59% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. Much of the California real estate market could experience a decline in values of varying degrees. This decline could have an adverse impact on the business of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans. Generally, the counties surrounding and near San Francisco Bay could recover more soundly from the recession than counties in the California “Central Valley,” from Sacramento in the north to Bakersfield in the south, where many of the Bank’s customers are located . Approximately 25% of the Company’s loans were to borrowers in the California “Central Valley” as of December 31, 2023. Economic conditions in California’s diverse geographic markets can be vastly different and are subject to various uncertainties, including the condition of the construction and real estate sectors, the effect of drought on the agricultural sector and its infrastructure, and the California state and municipal governments’ budgetary and fiscal conditions. The Company can provide no assurance that conditions in any sector or geographic market of the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.

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

Holders of the Company’s common stock are entitled to receive dividends only when, as, and if declared by the Company’s Board of Directors. The Company’s ability to pay dividends is limited by banking and corporate laws, and depends, among other things, on the Company’s regulatory capital levels and earnings prospects, as well as the Bank’s ability to pay cash dividends to the Company. Although the Company has historically paid cash dividends on the Company’s common stock, the Company is not required to do so and the Company’s Board of Directors could reduce or eliminate the Company’s common stock dividend in the future.

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

The Company’s information systems or those of its vendors may experience an interruption or breach in security.

The Company relies heavily on communications and information systems, including those of third party vendors and other service providers, to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s data processing, accounting, customer relationship management and other systems. Communication and information systems failures can result from a variety of risks including, but not limited to, events that are wholly or partially out of the Company’s control, such as telecommunication line integrity, weather, terrorist acts, natural disasters, accidental disasters, unauthorized breaches of security systems, energy delivery systems, cybersecurity incidents, and other events. Although the Company devotes significant resources to maintain and regularly upgrade its systems and processes that are designed to protect the security of the Company’s computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to the Company and its customers, there is no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately corrected by the Company or its vendors. The occurrence of any such failures, interruptions or security breaches could result in the loss or theft of customer or employee data, damage the Company’s reputation, impair or disrupt the Company’s business operations, result in a loss of customer business, subject the Company to additional regulatory scrutiny, or expose the Company to litigation and possible financial liability, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

For example, during the second quarter 2023, the Company was notified that there may have been a compromise of a specific set of files processed by a third party vendor that could have affected a limited number of customers. This incident did not occur on a Company system and the Company does not use the software that may have been compromised. The Company has implemented data security safeguards with its third party vendors designed to quickly identify and contain improper access to sensitive information. The Company notified the affected customers as required by law. As of December 31, 2023, to the Company’s knowledge, there is no indication that any information has been subject to misuse as a result of the incident.

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

The Company monitors the climate risks of our loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. The Company has $18 million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles is not considered a risk to the Company’s automobile lending practices.

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

The effects of pandemics and their impact are highly unpredictable and could be significant, and could harm the Company’s business, financial condition, and operating results.

The Company’s business, operations and financial performance may be affected by the macroeconomic impacts resulting from pandemics, and the Company’s financial results in future periods could differ significantly from the Company’s historical results. The extent to which the Company’s business will be affected will depend on a variety of factors, many of which are outside of the Company’s control, including the persistence of the pandemic, the actions of governmental authorities, changes in customer preferences, impacts on economic activity, and the possibility of recession or financial market instability.

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

The Company is subject to environmental liability risk associated with lending activities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

The Company has developed and implemented an Information Security Program based on the Cybersecurity Framework (CSF) best practices and recommendations from the National Institute of Standards and Technology (NIST), applicable regulatory guidance, and other industry standards. Components of the program include a risk assessment program to identify, assess, and mitigate cybersecurity risk; a vendor management program to address third-party cybersecurity risk; and an incident response program documenting cybersecurity incident response and notification procedures. The Company's Information Security Officer (ISO) oversees the programs and reports on their statuses to management committees including the Information Security Review Committee (ISRC) and the Information Systems Steering Committee (ISSC). The ISO has several years of professional experience in cybersecurity and vendor management, and holds multiple relevant professional certifications. The ISO provides an update to the Board of Directors on a quarterly basis. The Information Security Program is approved by the Board annually.

The ISO maintains risk assessments for key IT systems. A third party cybersecurity risk assessment tool, as well as the FFIEC's Cybersecurity Assessment Tool (CAT) are also used annually to assess cybersecurity risk.

Third parties are assessed and categorized according to service type, compliance risk, financial risk, operational risk, and security risk. The level of due diligence and ongoing monitoring that is performed is based on inherent risk as well as specifics such as if the vendor hosts data in the cloud or has access to consumer information.

The Company uses a training system to educate new and existing employees on cybersecurity risks. In addition to this training program, simulated phishing attempts are sent to employees on a regular basis to evaluate their understanding of these risks.

The Company uses data loss prevention and web filtering software to ensure malicious data does not enter the Company's network, and sensitive information does not leave the network unless properly secured. Penetration tests and vulnerability scanning are performed on a regular basis. All Company networks are secured behind firewalls. Additionally, Security Information and Event Management (SIEM) technology, an Intrusion Detection System (IDS), and an Intrusion Prevention System (IPS) are used.

Access to data on the Company's networks is granted only if needed for job functions. Data Security Analysts review changes to access to ensure they are authorized and appropriate.

An Incident Response Committee that includes representatives from key areas of the Company meets in the event of cybersecurity incidents. The Committee ensures the proper notifications are made in order to comply with all relevant laws, rules and regulations.

During the year ended December 31, 2023, there were no cybersecurity incidents that materially affected or are reasonably likely to materially affect the Company. For discussion of the risks from cybersecurity threats, including potential impact to the Company’s business strategy, results of operations, and financial condition, refer to “Item 1A – Risk Factors – The Company’s information systems may experience an interruption or breach in security” in this Report, which is incorporated by reference in this paragraph.

ITEM 2. PROPERTIES

Branch Offices and Facilities

The Bank is engaged in the banking business through 77 branch offices in 20 counties in Northern and Central California. The Bank believes all of its offices are constructed and equipped to meet prescribed security requirements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “WABC”. As of January 31, 2024, there were approximately 4,700 shareholders of record of the Company’s common stock.

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

Stock performance

The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2023 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2013 and reinvestment of all dividends.

	December 31,
	2013	2014	2015	2016	2017	2018
Westamerica Bancorporation (WABC)	$100.00	$89.54	$88.30	$122.54	$119.28	$114.52
S&P 500 (SPX)	100.00	113.57	115.09	128.83	156.90	149.95
NASDAQ Bank Index (CBNK)	100.00	104.86	114.02	157.13	165.51	138.51

	December 31,
	2019	2020	2021	2022	2023
Westamerica Bancorporation (WABC)	$143.05	$120.04	$128.93	$135.57	$134.51
S&P 500 (SPX)	197.00	233.39	300.27	245.75	310.24
NASDAQ Bank Index (CBNK)	172.04	159.11	227.27	190.13	183.55

[The remainder of this page intentionally left blank]

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2023 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2018 and reinvestment of all dividends.

	December 31,
	2018	2019	2020	2021	2022	2023
Westamerica Bancorporation (WABC)	$100.00	$124.91	$104.82	$112.58	$118.38	$117.45
S&P 500 (SPX)	100.00	131.38	155.65	200.25	163.89	206.90
NASDAQ Bank Index (CBNK)	100.00	124.21	114.87	164.08	137.27	132.52

ISSUER PURCHASES OF EQUITY SECURITIES

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements. The repurchase plan approved July 28, 2022 expired September 1, 2023. There is no replacement plan in place currently. No shares were repurchased during the period from October 1, 2023 through December 31, 2023.

ITEM 6. [RESERVED]

[The remainder of this page intentionally left blank]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial information for the three years ended December 31, 2023 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and other information included elsewhere herein.

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands, except per share data and ratios)
Interest and loan fee income	$284,013	$221,756	$173,443
Interest expense	3,890	1,925	1,955
Net interest and loan fee income	280,123	219,831	171,488
Reversal of provision for credit losses	(1,150)	-	-
Noninterest income:
Life insurance gains	279	930	-
Securities (losses) gains	(125)	-	34
Other noninterest income	43,368	44,191	43,311
Total noninterest income	43,522	45,121	43,345
Noninterest expense	103,216	99,361	97,806
Income before income taxes	221,579	165,591	117,027
Income tax provision	59,811	43,557	30,518
Net income	$161,768	$122,034	$86,509

Average common shares outstanding	26,703	26,895	26,855
Average diluted common shares outstanding	26,706	26,907	26,870
Common shares outstanding at December 31,	26,671	26,913	26,866

Per common share:
Basic earnings	$6.06	$4.54	$3.22
Diluted earnings	6.06	4.54	3.22
Book value at December 31,	28.98	22.37	30.79

Financial ratios:
Return on assets	2.35%	1.65%	1.23%
Return on common equity	18.08%	15.21%	11.52%
Net interest margin (FTE)(1)	4.37%	3.17%	2.62%
Net loan losses to average loans	0.25%	0.32%	0.03%
Efficiency ratio(2)	31.7%	37.2%	45.0%
Equity to assets	12.14%	8.66%	11.09%

Period end balances:
Assets	$6,364,592	$6,950,317	$7,461,026
Loans	866,602	958,488	1,068,126
Allowance for credit losses	16,867	20,284	23,514
Investment securities	4,878,198	5,247,657	4,945,258
Deposits	5,474,267	6,225,290	6,413,956
Identifiable intangible assets and goodwill	122,020	122,256	122,508
Short-term borrowed funds	58,162	57,792	146,246
Shareholders' equity	772,894	602,110	827,102

Capital ratios at period end:
Total risk based capital	19.15%	15.64%	15.47%
Tangible equity to tangible assets	10.43%	7.03%	9.60%

Dividends paid per common share	$1.72	$1.68	$1.65
Common dividend payout ratio	28%	37%	51%

(1) Yields on securities and certain loans have been adjusted upward to a "fully taxable equivalent" ("FTE") basis in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

(2) The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on an FTE basis and noninterest income).

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 52 through 89, as well as with the other information presented throughout this Report.

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

Financial Overview

The Company reported net income of $161.8 million or $6.06 diluted earnings per common share (“EPS”) in 2023 compared with net income of $122.0 million or $4.54 EPS in 2022 and net income of $86.5 million or $3.22 EPS in 2021. 2023 results included a $1.2 million reversal of provision for credit losses, net of a $400 thousand provision for credit losses, a $279 thousand life insurance gain and a $492 thousand increase to reconcile the 2022 income tax provision to the filed  2022 tax returns. 2022 results included a $1.2 million reconciling payment from a payments network and a $930 thousand life insurance gain equivalent to combined EPS of $0.07. 2021 results included “make-whole” interest income on corporate bonds redeemed prior to maturity of $2.8 million.

The Federal Open Market Committee of the Federal Reserve Board (“FOMC”) has tightened monetary policy through increases to the overnight federal funds interest rate starting in March 2022. On January 31, 2024, the FOMC decided to maintain the target range for the federal funds rate at the range of 5.25% to 5.50%. The January 31, 2024 Federal Reserve press release stated, “Recent indicators suggest that economic activity has been expanding at a solid pace. Job gains have moderated since early last year but remain strong, and the unemployment rate has remained low. Inflation has eased over the past year but remains elevated. The Committee seeks to achieve maximum employment and inflation at the rate of 2 percent over the longer run. The Committee judges that the risks to achieving its employment and inflation goals are moving into better balance. The economic outlook is uncertain, and Committee remains highly attentive to inflation risks. In support of its goals, the Committee decided to maintain the target range for the federal funds rate at 5.25% to 5.50%. In considering any adjustments to the target range for the federal funds rate, the Committee will carefully assess incoming data, the evolving outlook, and the balance of risks. The Committee does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2 percent… The Committee would be prepared to adjust the stance of monetary policy as appropriate if risks emerge that could impede the attainment of the Committee’s goals.” The interest rate paid on reserve balances at the Federal Reserve Bank remained at 5.40%. The Bank maintains reserve balances at the Federal Reserve Bank; the amount that earns interest is identified as “interest-bearing cash”.

Management continues to evaluate the impacts of inflation, the Federal Reserve’s monetary policy and climate changes on the Company’s business and its customers. Recently, the banking industry experienced significant volatility with several regional bank failures in the first half of 2023. Industrywide concerns remained related to liquidity, deposit outflows and unrealized losses on debt securities. These events could adversely affect the Company’s funding of its operations. The extent of the impact on the Company’s results of operations, cash flow liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are uncertain and cannot be reasonably predicted.

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

FASB ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, issued March 2022, eliminates the recognition and measurement guidance for troubled debt restructurings and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. This ASU also requires enhanced disclosure for loans that have been charged off. The ASU became effective January 1, 2023 under a prospective approach. The Company adopted the provisions to remove the recognition and measurement guidance for troubled debt restructurings and/or modify relevant disclosures in the “Loans” note to the consolidated financial statements. The requirement to include additional disclosures was adopted by the Company January 1, 2023.  The additional disclosures did not affect the financial results upon adoption.

FASB Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, was issued December 2019.  The ASU is intended to simplify various aspects related to accounting for income taxes, eliminates certain exceptions to the general principles in ASC Topic 740 related to intra-period tax allocation, simplifies when companies recognize deferred taxes in an interim period, and clarifies certain aspects of the current guidance to promote consistent application. This guidance was effective for public entities for fiscal years beginning after December 15, 2020, and for interim period within those fiscal years, with early adoption permitted. The Company adopted the ASU provisions on January 1, 2021 and the adoption of the ASU provisions did not have a significant impact on the Company’s consolidated financial statements.

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Years Ended December 31,
	2023	2022	2021
	($ in thousands, except per share data)
Net interest and loan fee income	$280,123	$219,831	$171,488
FTE adjustment	1,550	1,944	2,663
Net interest and loan fee income (FTE)	281,673	221,775	174,151
Reversal of provision for credit losses	1,150	-	-
Noninterest income	43,522	45,121	43,345
Noninterest expense	(103,216)	(99,361)	(97,806)
Income before income taxes (FTE)	223,129	167,535	119,690
Income taxes (FTE)	(61,361)	(45,501)	(33,181)
Net income	$161,768	$122,034	$86,509

Net income per average fully-diluted common share	$6.06	$4.54	$3.22
Net income as a percentage of average shareholders' equity	18.08%	15.21%	11.52%
Net income as a percentage of average total assets	2.35%	1.65%	1.23%

Net income for 2023 increased $39.7 million compared with 2022. Net interest and loan fee income (FTE) increased $59.9 million in 2023 compared with 2022 due to higher yield on interest-earning assets and higher average balances of investment debt securities, partially offset by lower average balances of loans and interest-bearing cash and higher rate on interest-bearing liabilities. The Company recorded a $1.2 million reversal of provision for credit losses in 2023, reflecting a $2.2 million recovery on a previously charged off loan in the first quarter 2023 and a $400 thousand credit loss provision, based on the results of the Company’s current expected credit loss (“CECL”) model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. The Company provided no provision for credit losses in 2022, based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. Noninterest income in 2023 decreased $1.6 million compared with 2022 primarily because 2022 included a $1.2 million reconciling payment from a payments network and higher gains on life insurance. Noninterest expense in 2023 increased $3.9 million compared with 2022 primarily due to increases in salaries and benefits, occupancy and equipment expenses, and increased FDIC insurance assessments for all insured depository institutions. Lower professional fees partially offset the increases in noninterest expense in 2023 compared with 2022. The tax rate (FTE) was 27.5% in 2023 and 27.2% in 2022. 2023 tax provision included a $492 thousand increase to reconcile the 2022 income tax provision to the filed  2022 tax returns.

Net income for 2022 increased $35.5 million compared with 2021. Net interest and loan fee income (FTE) increased $47.6 million in 2022 compared with 2021 due to higher average balances of investment debt securities and higher yield on interest-earning assets, partially offset by lower average balances of loans. The provision for credit losses was zero for 2022 and 2021, reflecting Management's estimate of credit losses over the remaining life of its loans and investment debt securities. Noninterest income in 2022 increased $1.8 million compared with 2021 primarily due to a $1.2 million reconciling payment from a payments network, a $930 thousand life insurance gain and higher fee income on deposit accounts. The increases in 2022 compared 2021 was partially offset by decreases in merchant processing service income and other noninterest income. Noninterest expense in 2022 increased $1.6 million compared with 2021. Limited partnership operating losses increased $3.1 million due to higher estimated operating losses on limited partnership investments in low-income housing and occupancy and equipment expense increased primarily due to software upgrades. The increase in 2022 compared with 2021 was partially offset by a decrease in salaries and related benefits resulting from attrition and lower professional fees. The effective tax rate (FTE) was 27.2% in 2022 compared with 27.7% in 2021.

[The remainder of this page intentionally left blank]

Net Interest and Loan Fee Income (FTE)

The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investment securities and interest expense paid on interest-bearing deposits and other borrowings.

Components of Net Interest and Loan Fee Income (FTE)

	For the Years Ended December 31,
	2023	2022	2021
	($ in thousands)
Interest and loan fee income	$284,013	$221,756	$173,443
FTE adjustment	1,550	1,944	2,663
Interest and loan fee income (FTE)	285,563	223,700	176,106
Interest expense	(3,890)	(1,925)	(1,955)
Net interest and loan fee income (FTE)	$281,673	$221,775	$174,151

Net interest margin (FTE)	4.37%	3.17%	2.62%

Net interest and loan fee income (FTE) increased $59.9 million in 2023 compared with 2022 due to higher yield on interest-earning assets (up 1.23%) and higher average balances of investment debt securities (up $31 million), partially offset by lower average balances of loans (down $86 million) and interest-bearing cash (down $486 million) and higher rate on interest-bearing liabilities (up 0.07%).

Net interest and loan fee income (FTE) increased $47.6 million in 2022 compared with 2021 due to higher average balances of investment securities (up $723 million) and higher yield on interest-earning assets (up 0.55%), partially offset by lower average balances of loans (down $197 million).

The net interest margin (FTE) was 4.37% in 2023, 3.17% in 2022 and 2.62% in 2021. The yield on earning assets (FTE) was 4.43% in 2023, 3.20% in 2022 and 2.65% in 2021.

The Company’s funding costs were 0.06% in 2023, compared with 0.03% in 2022 and 2021. Noninterest bearing deposits represented 47% of average deposits in 2023 and 2022, while higher-cost time deposits represented 2% for both periods. Average balances of time deposits in 2023 declined $24 million from 2022. Average balances of checking and saving deposits accounted for 98.0% of average total deposits in 2023 compared with 97.8% in 2022. The customer deposits and shareholders’ equity fully funded the Company’s interest earning assets for 2023 and 2022; there was no borrowing from the Federal Reserve Bank or correspondent banks.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated.

	For the Years Ended December 31,
	2023	2022	2021

Yield on earning assets (FTE)	4.43%	3.20%	2.65%
Rate paid on interest-bearing liabilities	0.12%	0.05%	0.06%
Net interest spread (FTE)	4.31%	3.15%	2.59%
Benefit of noninterest-bearing demand deposits	0.06%	0.02%	0.03%
Net interest margin (FTE)	4.37%	3.17%	2.62%

The increase in the Company’s yield on earning assets has been generated primarily by collateralized loan obligations (CLOs), held in debt securities available for sale portfolio, and interest-bearing cash. The CLOs have interest coupons that change once every three months by the amount of change in the three-month SOFR base rates. The average balances and yields of CLOs for 2023 and 2022 was $1,543 million yielding 6.99% and $1,567 million yielding 3.62%, respectively. The interest-bearing cash yield changes by the amount of change in the overnight federal funds rate on the effective date declared by the FOMC. The average balance and yields of interest-bearing cash for 2023 and 2022 was $205 million yielding 5.21% and $691 million yielding 1.13%, respectively. The Company has other earning assets with variable yields such as commercial loans and lines of credit, consumer lines of credit and adjustable rate residential real estate loans, which are included in “other taxable loans” in the following “Summary of Average Balances, Yields/Rates and Interest Differential.”

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2023
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,176,278	$221,742	4.28%
Tax-exempt (1)	158,433	5,668	3.58%
Total investments (1)	5,334,711	227,410	4.26%
Loans:
Taxable	868,255	45,739	5.27%
Tax-exempt (1)	44,061	1,743	3.96%
Total loans (1)	912,316	47,482	5.20%
Total interest-bearing cash	204,794	10,671	5.21%
Total Interest-earning assets (1)	6,451,821	285,563	4.43%
Other assets	419,545
Total assets	$6,871,366

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,748,544	$-	-%
Savings and interest-bearing transaction	2,922,909	3,450	0.12%
Time less than $100,000	67,832	204	0.30%
Time $100,000 or more	48,076	116	0.24%
Total interest-bearing deposits	3,038,817	3,770	0.12%
Short-term borrowed funds	89,298	120	0.13%
Total interest-bearing liabilities	3,128,115	3,890	0.12%
Other liabilities	100,097
Shareholders' equity	894,610
Total liabilities and shareholders' equity	$6,871,366
Net interest spread (1) (2)			4.31%
Net interest and fee income and interest margin (1) (3)		$281,673	4.37%

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2022
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,093,921	$158,465	3.11%
Tax-exempt (1)	209,725	7,390	3.52%
Total investments (1)	5,303,646	165,855	3.13%
Loans:
Taxable	951,516	48,274	5.07%
Tax-exempt (1)	46,448	1,781	3.83%
Total loans (1)	997,964	50,055	5.02%
Total interest-bearing cash	691,086	7,790	1.13%
Total Interest-earning assets (1)	6,992,696	223,700	3.20%
Other assets	420,312
Total assets	$7,413,008

Liabilities and shareholders' equity
Noninterest-bearing demand	$3,018,350	$-	-%
Savings and interest-bearing transaction	3,257,858	1,510	0.05%
Time less than $100,000	77,007	180	0.23%
Time $100,000 or more	62,411	156	0.25%
Total interest-bearing deposits	3,397,276	1,846	0.05%
Short-term borrowed funds	109,283	79	0.07%
Total interest-bearing liabilities	3,506,559	1,925	0.05%
Other liabilities	85,610
Shareholders' equity	802,489
Total liabilities and shareholders' equity	$7,413,008
Net interest spread (1) (2)			3.15%
Net interest and fee income and interest margin (1) (3)		$221,775	3.17%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2021
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,267,522	$106,329	2.49%
Tax-exempt (1)	312,946	10,677	3.41%
Total investments (1)	4,580,468	117,006	2.55%
Loans:
Taxable	1,144,603	56,015	4.89%
Tax-exempt (1)	50,532	1,953	3.87%
Total loans (1)	1,195,135	57,968	4.85%
Total interest-bearing cash	857,029	1,132	0.13%
Total Interest-earning assets (1)	6,632,632	176,106	2.65%
Other assets	406,652
Total assets	$7,039,284

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,897,244	$-	-%
Savings and interest-bearing transaction	3,050,859	1,445	0.05%
Time less than $100,000	83,580	167	0.20%
Time $100,000 or more	69,165	265	0.38%
Total interest-bearing deposits	3,203,604	1,877	0.06%
Short-term borrowed funds	114,320	78	0.07%
Total interest-bearing liabilities	3,317,924	1,955	0.06%
Other liabilities	73,447
Shareholders' equity	750,669
Total liabilities and shareholders' equity	$7,039,284
Net interest spread (1) (2)			2.59%
Net interest and fee income and interest margin (1) (3)		$174,151	2.62%

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

Summary of Changes in Interest Income and Expense

	For the Year Ended December 31, 2023
	Compared with
	For the Year Ended December 31, 2022
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$2,562	$60,715	$63,277
Tax-exempt (1)	(1,807)	85	(1,722)
Total investments (1)	755	60,800	61,555
Loans:
Taxable	(4,224)	1,689	(2,535)
Tax-exempt (1)	(92)	54	(38)
Total loans (1)	(4,316)	1,743	(2,573)
Total interest-bearing cash	(5,482)	8,363	2,881
Total (decrease) increase in interest and loan fee income (1)	(9,043)	70,906	61,863
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(155)	2,095	1,940
Time less than $100,000	(21)	45	24
Time $100,000 or more	(36)	(4)	(40)
Total interest-bearing deposits	(212)	2,136	1,924
Short-term borrowed funds	(14)	55	41
Total (decrease) increase in interest expense	(226)	2,191	1,965
(Decrease) increase in net interest and loan fee income (1)	$(8,817)	$68,715	$59,898

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Year Ended December 31, 2022
	Compared with
	For the Year Ended December 31, 2021
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$20,590	$31,546	$52,136
Tax-exempt (1)	(3,522)	235	(3,287)
Total investments (1)	17,068	31,781	48,849
Loans:
Taxable	(21,464)	13,723	(7,741)
Tax-exempt (1)	(158)	(14)	(172)
Total loans (1)	(21,622)	13,709	(7,913)
Total interest-bearing cash	(219)	6,877	6,658
Total (decrease) increase in interest and loan fee income (1)	(4,773)	52,367	47,594
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	98	(33)	65
Time less than $100,000	(13)	26	13
Time $100,000 or more	(26)	(83)	(109)
Total interest-bearing deposits	59	(90)	(31)
Short-term borrowed funds	(3)	4	1
Total increase (decrease) in interest expense	56	(86)	(30)
(Decrease) increase in net interest and loan fee income (1)	$(4,829)	$52,453	$47,624

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

The Company recorded a $1.2 million reversal of provision for credit losses in 2023 which reflected a $2.2 million recovery in the first quarter 2023 on a previously charged off loan and a $400 thousand provision for credit losses in the third quarter of 2023, based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. The Company provided no provision for credit losses in 2022 and 2021 based on Management’s estimate of reserves needed over the remaining life of its loans and investments. For further information regarding credit risk, net credit losses and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

Components of Noninterest Income

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Service charges on deposit accounts	$14,169	$14,490	$13,697
Merchant processing services	11,280	11,623	11,998
Debit card fees	7,185	7,879	6,859
Trust fees	3,122	3,216	3,311
ATM processing fees	2,618	2,160	2,280
Other service fees	1,765	1,808	1,884
Financial services commissions	336	417	356
Life insurance gains	279	930	-
Securities (losses) gains	(125)	-	34
Other noninterest income	2,893	2,598	2,926
Total Noninterest Income	$43,522	$45,121	$43,345

Noninterest income in 2023 decreased $1.6 million compared with 2022 primarily due to lower gains on life insurance and because debit card fees in 2022 included a $1.2 million reconciling payment from a payments network. Merchant processing service fees decreased in 2023 compared with 2022 primarily due to lower transaction volumes and increased lower-margin transactions. Service charges on deposit accounts decreased in 2023 compared with 2022 primarily due to lower fee income on analyzed deposit accounts, partially offset by fees generated from time deposits redeemed before maturity. ATM processing fee income increased in 2023 compared with 2022 primarily due to increased transaction volumes. Other noninterest income in 2023 included higher recoveries of interest and fees on previously charged off loans compared 2022.

Noninterest income in 2022 increased $1.8 million compared with 2021 primarily due to a $1.2 million reconciling payment from a payments network, a $930 thousand life insurance gain and higher fee income on deposit accounts. Higher fee income on deposit accounts in 2022 compared with 2021 was primarily attributable to increased fee income from overdrawn deposit accounts. The increases in 2022 compared 2021 were partially offset by decreases in merchant processing service income and other noninterest income.

Noninterest Expense

Components of Noninterest Expense

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Salaries and related benefits	$47,871	$46,125	$48,011
Occupancy and equipment	20,520	19,884	19,139
Outsourced data processing services	9,846	9,684	9,601
Limited partnership operating losses	5,754	5,724	2,620
Professional fees	1,751	2,628	3,253
Courier service	2,652	2,614	2,177
Other noninterest expense	14,822	12,702	13,005
Total Noninterest Expense	$103,216	$99,361	$97,806

Noninterest expense in 2023 increased $3.9 million compared with 2022. Salaries and benefits increased in 2023 compared with 2022 due to increased staff, annual merit increases and higher group health insurance costs for the employees. Occupancy and equipment expenses increased in 2023 compared with 2022 primarily due to increases in repair and maintenance. Other noninterest expense increased in 2023 compared with 2022 primarily due to higher FDIC insurance assessments for all insured depository institutions and losses on unauthorized transactions of customer debit and ATM cards. Professional fees decreased in 2023 compared with 2022 primarily due to lower legal fees.

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

Provision for Income Tax

The Company’s income tax provision (FTE) was $61.4 million in 2023 compared with $45.5 million in 2022 and $33.2 million in 2021. The 2023 income tax provision included a $492 thousand increase to reconcile the 2022 income tax provision to the filed 2022 tax returns. The effective tax rates (FTE) were 27.5% in 2023 compared with 27.2% in 2022 and 27.7% in 2021. See Note 10 to the consolidated financial statements for additional information related to income taxes.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, corporations, collateralized loan obligations and agency mortgage-backed securities. The Company had no marketable equity securities at December 31, 2023 and December 31, 2022.

Management manages the investment securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $4.9 billion at December 31, 2023 and $5.2 billion at December 31, 2022. The following table lists debt securities in the Company’s portfolio by type as of the dates indicated. Debt securities held to maturity are listed at amortized cost before related reserve for expected credit losses of $1 thousand at December 31, 2023 and December 31, 2022. Debt securities available for sale are listed at fair value.

	At December 31, 2023		At December 31, 2022
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$294,919	6%	$290,853	6%
Agency residential mortgage-backed securities ("MBS")	318,019	7%	390,900	7%
Obligations of states and political subdivisions	142,465	3%	171,212	3%
Corporate securities	2,638,198	54%	2,821,809	54%
Collateralized loan obligations	1,484,597	30%	1,572,883	30%
Total	$4,878,198	100%	$5,247,657	100%

Debt securities available for sale	$3,999,801		$4,331,743
Debt securities held to maturity	878,397		915,914
Total	$4,878,198		$5,247,657

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

At December 31, 2023, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agency. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

The following table shows the fair value carrying amount of the Company’s equity securities and debt securities available for sale as of the dates indicated:

	At December 31,
	2023	2022	2021
	(In thousands)
Debt securities available for sale:
Securities of U.S. Government sponsored entities	$294,919	$290,853	$-
Agency residential MBS	239,454	286,048	411,726
Securities of U.S. Government entities	-	-	119
Obligations of states and political subdivisions	71,283	82,004	93,920
Corporate securities	1,909,548	2,099,955	2,746,735
Collateralized loan obligations	1,484,597	1,572,883	1,386,355
Total debt securities available for sale	$3,999,801	$4,331,743	$4,638,855

The following table sets forth the relative maturities and contractual yields of the Company’s debt securities available for sale (stated at fair value) at December 31, 2023. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Collateralized loan obligations and mortgage-backed securities are shown separately because they are typically paid in quarterly and monthly installments, respectively, over a number of years.

Debt Securities Available for Sale Maturity Distribution

	At December 31, 2023
	Within one year	After one but within five years	After five but within ten years	CLO and Mortgage- backed	Total
	($ in thousands)
Securities of U.S. Government sponsored entities	$-	$16,654	$278,265	$-	$294,919
Interest rate	-%	4.12%	3.48%	-%	3.60%
Obligations of states and political subdivisions	7,244	28,602	35,437	-	71,283
Interest rate	2.92%	3.12%	2.99%	-%	3.04%
Corporate securities	45,113	675,923	1,188,512	-	1,909,548
Interest rate	4.02%	3.26%	2.49%	-%	2.76%
Subtotal	52,357	721,179	1,502,214	-	2,275,750
Interest rate	3.87%	3.27%	2.69%	-%	2.88%
Collaterized loan obligations (CLO)	-	-	-	1,484,597	1,484,597
Interest rate	-%	-%	-%	7.28%	7.28%
MBS	-	-	-	239,454	239,454
Interest rate	-%	-%	-%	2.45%	2.45%
Total	$52,357	$721,179	$1,502,214	$1,724,051	$3,999,801
Interest rate	3.87%	3.27%	2.69%	6.60%	4.40%

The following table shows the amortized cost carrying amount and fair value before related reserve for expected credit losses of $1 thousand at December 31, 2023 and December 31, 2022, and $7 thousand at December 31, 2021, of the Company’s debt securities held to maturity as of the dates indicated:

	At December 31,
	2023	2022	2021
	(In thousands)
Agency residential MBS	$78,565	$104,852	$148,390
Obligations of states and political subdivisions	71,182	89,208	158,013
Corporate securities	728,650	721,854	-
Total	$878,397	$915,914	$306,403
Fair value	$849,562	$873,511	$312,562

The following table sets forth the relative maturities and contractual yields of the Company’s debt securities held to maturity at December 31, 2023. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Debt Securities Held to Maturity Maturity Distribution

	At December 31, 2023
	Within one year	After one but within five years	After five but within ten years	After ten years	Mortgage- backed	Total
	($ in thousands)
Obligations of states and political subdivisions	$15,117	$55,359	$706	$-	$-	$71,182
Interest rate	3.57%	3.51%	4.08%	-%	-%	3.54%
Corporate securities	-	257,488	471,162	-	-	728,650
Interest rate	-%	4.17%	4.32%	-%	-%	4.29%
Subtotal	15,117	312,847	471,868	-	-	799,832
Interest rate	3.57%	4.05%	4.32%	-%	-%	4.22%
MBS	-	-	-	-	78,565	78,565
Interest rate	-%	-%	-%	-%	2.25%	2.25%
Total	$15,117	$312,847	$471,868	$-	$78,565	$878,397
Interest rate	3.57%	4.05%	4.32%	-%	2.25%	4.04%

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At December 31, 2023		At December 31, 2022
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$2,129,103	$1,909,548	$2,406,566	$2,099,955
Debt securities held to maturity	728,650	705,356	721,854	687,406
Total corporate securities	$2,857,753	$2,614,904	$3,128,420	$2,787,361

The following table summarizes total corporate securities by credit rating:

	At December 31, 2023		At December 31, 2022
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
AAA	$-	-%	$20,667	1%
AA+	-	-%	19,840	1%
AA	-	-%	19,234	1%
AA-	73,016	3%	110,552	4%
A+	250,322	9%	255,381	9%
A	380,257	14%	503,437	18%
A-	825,882	32%	695,865	25%
BBB+	723,767	28%	821,102	29%
BBB	361,660	14%	304,957	11%
BBB-	-	-%	36,326	1%
Total corporate securities	$2,614,904	100%	$2,787,361	100%

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At December 31, 2023		At December 31, 2022
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,516,147	58%	$1,539,361	55%
Utilities	274,929	10%	285,016	10%
Industrial	215,428	8%	237,554	9%
Consumer, Non-cyclical	170,423	7%	173,736	6%
Communications	158,495	6%	162,270	6%
Basic Materials	100,693	4%	98,072	3%
Energy	69,331	3%	86,431	3%
Technology	63,185	2%	101,255	4%
Consumer, Cyclical	46,273	2%	103,666	4%
Total corporate securities	$2,614,904	100%	$2,787,361	100%

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the bonds are denominated in United States dollars:

	At December 31, 2023		At December 31, 2022
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,811,463	69%	$1,997,328	72%
Canada	195,979	7%	192,475	7%
Japan	164,948	6%	161,804	6%
United Kingdom	162,794	6%	171,819	6%
Switzerland	93,898	4%	86,396	3%
France	91,726	4%	87,781	3%
Netherlands	35,381	1%	33,216	1%
Australia	24,800	1%	23,870	1%
Belgium	20,894	1%	20,243	1%
Germany	13,021	1%	12,429	-%
Total corporate securities	$2,614,904	100%	$2,787,361	100%

The following table summarizes the above corporate securities with issuer’s headquarters located outside of the United States of America by the industry sector in which the issuing companies operate; all the bonds are denominated in United States dollars:

	At December 31, 2023		At December 31, 2022
	Fair value	As a percent of total foreign corporate securities	Fair value	As a percent of total foreign corporate securities
	($ in thousands)
Financial	$702,892	87%	$680,956	86%
Energy	31,970	4%	30,600	4%
Basic materials	24,800	3%	23,870	3%
Consumer, Non-cyclical	20,895	3%	32,684	4%
Consumer, Cyclical	13,021	2%	12,429	2%
Utilities	9,863	1%	9,494	1%
Total foreign corporate securities	$803,441	100%	$790,033	100%

The Company’s $1.5 billion (fair value) in collateralized loan obligations at December 31, 2023, consist of investments in 142 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At December 31, 2023
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$536,185	$532,729
AA	965,063	951,868
Total	$1,501,248	$1,484,597

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

At December 31, 2023, the Company’s investment securities portfolios included securities issued by 123 state and local government municipalities and agencies located within 31 states. The largest exposure to any one municipality or agency was $4.8 million (fair value) represented by two general obligation bonds.

	At December 31, 2023
	Amortized	Fair
	Cost	Value
	(In thousands)
Obligations of states and political subdivisions:
General obligation bonds:
California	$23,713	$23,562
Washington	10,999	10,937
Texas	8,129	8,016
Massachusetts	7,883	7,826
Michigan	7,047	6,961
Other (22 states)	56,020	55,067
Total general obligation bonds	$113,791	$112,369

Revenue bonds:
California	$9,947	$9,777
Kentucky	5,054	5,039
Virginia	3,651	3,614
Colorado	3,157	3,150
Other (8 states)	8,261	8,228
Total revenue bonds	$30,070	$29,808
Total obligations of states and political subdivisions	$143,861	$142,177

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

At December 31, 2023 and December 31, 2022, the revenue bonds in the Company’s investment securities portfolios were issued by state and local government municipalities and agencies to fund public services such as water utility, sewer utility, recreational and school facilities, and general public and economic improvements. The revenue bonds were payable from 11 revenue sources at December 31, 2023 and December 31, 2022. The revenue sources that represent 5% or more individually of the total revenue bonds are summarized in the following tables.

	At December 31, 2023
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Sewer	$4,840	$4,828
Lease (appropriation)	4,553	4,544
Water	4,028	4,025
Special Assessment	3,695	3,516
Lease (renewal)	2,865	2,844
Lease (abatement)	2,389	2,386
Appropriations	1,984	1,954
Lease (non-terminable)	1,930	1,926
Other (3 sources)	3,786	3,785
Total revenue bonds by revenue source	$30,070	$29,808

[The remainder of this page intentionally left blank]

	At December 31, 2022
	Amortized	Fair
	Cost	Value
	(In thousands)
Revenue bonds by revenue source:
Water	$6,105	$6,115
Lease (renewal)	5,590	5,536
Sewer	5,523	5,480
Lease (appropriation)	4,556	4,518
Special Assessment	4,080	3,788
Lease (abatement)	3,702	3,694
Sales tax	3,185	3,187
Other (4 sources)	6,706	6,671
Total revenue bonds by revenue source	$39,447	$38,989

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

During 2020 and the first six months of 2021, the Bank processed customer Payment Protection Program (“PPP”) loan applications as established by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The United States Small Business Administration guarantees PPP loans; given this guarantee, the PPP loans are not considered to have default risk. PPP loans, net of deferred fees and costs, were $586 thousand at December 31, 2022 and $46 million at December 31, 2021.

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

The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Loan Portfolio

	At December 31,
	2023	2022	2021	2020	2019
	(In thousands)
Commercial	$136,550	$169,617	$233,090	$394,806	$222,085
Commercial real estate	487,523	491,107	535,261	564,300	578,758
Construction	5,063	3,088	48	129	1,618
Residential real estate	9,935	13,834	18,133	23,471	32,748
Consumer installment and other	227,531	280,842	281,594	273,537	291,455
Total loans	$866,602	$958,488	$1,068,126	$1,256,243	$1,126,664

The following table shows the maturity distribution of loans at December 31, 2023. There were no loans with a remaining maturity of over fifteen years as of December 31, 2023.

Loan Maturity Distribution

	At December 31, 2023
	Within One Year	One to Five Years	Five to Fifteen Years	Total
	(In thousands)
Commercial	$42,122	$65,815	$28,613	$136,550
Commercial real estate	99,789	229,763	157,971	487,523
Construction	5,063	-	-	5,063
Residential real estate	3,202	4,109	2,624	9,935
Consumer and other installment	67,778	152,413	7,340	227,531
Total	$217,954	$452,100	$196,548	$866,602
Loans with fixed interest rates	138,085	209,073	7,160	354,318
Loans with floating or adjustable interest rates	79,869	243,027	189,388	512,284
Total	$217,954	$452,100	$196,548	$866,602

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

[The remainder of this page intentionally left blank]

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

Nonperforming Loans

	At December 31,
	2023	2022	2021	2020	2019
	(In thousands)

Nonperforming nonaccrual loans	$401	$146	$265	$526	$659
Performing nonaccrual loans	2	-	427	3,803	3,781
Total nonaccrual loans	403	146	692	4,329	4,440
Accruing loans 90 or more days past due	388	628	339	450	440
Total nonperforming loans	791	774	1,031	4,779	4,880
Other real estate owned	-	-	-	-	43
Total nonperforming assets	$791	$774	$1,031	$4,779	$4,923

At December 31, 2023, nonaccrual loans consisted of four loans with an average carrying value of $101 thousand and the largest carrying value was $192 thousand.

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At December 31,
	2023	2022
	(In thousands)

Allowance for credit losses on loans	$16,867	$20,284
Allowance for credit losses on held to maturity debt securities	1	1
Total allowance for credit losses	$16,868	$20,285

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. The Company has evaluated each issuer’s historical financial performance and ability to service debt payments throughout and following the 2008-2009 recession. The Company has an expectation that nonpayment of the amortized cost basis continues to be zero. At December 31, 2023, no credit loss allowance was assigned to corporate securities held to maturity based on evaluation of each individual issuer’s historical financial performance throughout full business cycles. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $1 thousand related to municipal securities at December 31, 2023 and December 31, 2022, reflecting the expected credit losses on debt securities held to maturity.

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

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	At and For the Years Ended December 31,
	2023	2022	2021	2020	2019
	($ in thousands)
Analysis of the Allowance for Credit Losses
Balance, end of prior period	$20,284	$23,514	$23,854	$19,484	$21,351
Adoption of ASU 2016-13	-	-	-	2,017	-
Balance, beginning of period	20,284	23,514	23,854	21,501	21,351
Provision for (reversal of) credit losses on loans	(1,150)	6	2	4,307	-
Loans charged off:
Commercial	(410)	(20)	(56)	(236)	(97)
Commercial real estate	(45)	-	-	-	-
Consumer and other installment	(7,499)	(6,205)	(3,192)	(3,963)	(4,473)
Total chargeoffs	(7,954)	(6,225)	(3,248)	(4,199)	(4,570)
Recoveries of loans previously charged off:
Commercial	2,359	376	228	351	768
Commercial real estate	71	62	743	49	196
Consumer and other installment	3,257	2,551	1,935	1,845	1,739
Total recoveries	5,687	2,989	2,906	2,245	2,703
Net loan losses	(2,267)	(3,236)	(342)	(1,954)	(1,867)
Balance, end of period	$16,867	$20,284	$23,514	$23,854	$19,484

Net loan losses as a percentage of average loans	0.25%	0.32%	0.03%	0.16%	0.16%

Selected financial data: (at period end)
Loans	$866,602	$958,488	$1,068,126	$1,256,243	$1,126,664
Nonaccrual loans	403	146	692	4,329	4,440
Allowance for credit losses as a percentage of loans	1.95%	2.12%	2.20%	1.90%	1.73%
Nonaccrual loans as a percentage of loans	0.05%	0.02%	0.06%	0.34%	0.39%
Allowance for credit losses to nonaccrual loans	4185.36%	13893.15%	3397.98%	551.03%	438.83%

The following table summarizes net (chargeoffs) recoveries and the ratio of net charge-offs (recoveries) to average loans for the periods indicated:

	For the Year Ended December 31,
	2023			2022			2021
			As a percentage			As a percentage			As a percentage
		Average	of Net chargeoffs		Average	of Net chargeoffs		Average	of Net chargeoffs
	Net (chargeoffs)	Loan	(recoveries)	Net (chargeoffs)	Loan	(recoveries)	Net (chargeoffs)	Loan	(recoveries)
	Recoveries	Balances	to Average loans	Recoveries	Balances	to Average loans	Recoveries	Balances	to Average loans
	($ in thousands)

Commercial	$1,949	$149,137	(1.31)%	$356	$191,805	(0.19)%	$172	$349,882	(0.05)%
Commercial real estate	26	492,183	(0.01)%	62	504,713	(0.01)%	743	546,750	(0.14)%
Construction	-	4,362	-%	-	1,676	-%	-	98	-%
Residential real estate	-	12,080	-%	-	15,694	-%	-	20,337	-%
Consumer and other installment	(4,242)	254,554	1.67%	(3,654)	284,076	1.29%	(1,257)	278,067	0.45%
Total	$(2,267)	$912,316	0.25%	$(3,236)	$997,964	0.32%	$(342)	$1,195,135	0.03%

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

The following table presents the allocation of the allowance for credit losses as of December 31 for the periods indicated. The allowance for loan losses for 2019 is shown under legacy GAAP.

	At December 31,
	2023		2022		2021		2020		2019
	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans
	($ in thousands)
Commercial	$4,216	16%	$6,138	18%	$6,966	22%	$9,205	31%	$4,959	20%
Commercial real estate	5,925	56%	5,888	51%	6,529	50%	5,660	45%	4,064	51%
Construction	245	1%	150	-%	2	-%	6	-%	109	-%
Residential real estate	26	1%	32	2%	45	2%	47	2%	206	3%
Consumer installment and other	6,455	26%	8,076	29%	9,972	26%	8,936	22%	6,445	26%
Unallocated portion	-	-%	-	-%	-	-%	-	-%	3,701	-%
Total	$16,867	100%	$20,284	100%	$23,514	100%	$23,854	100%	$19,484	100%

	Allowance for Credit Losses
	For the Year Ended December 31, 2023
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,138	$5,888	$150	$32	$8,076	$20,284
(Reversal) provision	(3,871)	11	95	(6)	2,621	(1,150)
Chargeoffs	(410)	(45)	-	-	(7,499)	(7,954)
Recoveries	2,359	71	-	-	3,257	5,687
Total allowance for credit losses	$4,216	$5,925	$245	$26	$6,455	$16,867

Management considers the $16.9 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of December 31, 2023.

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

The Company monitors the climate risks of our loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. At December 31, 2023, the Company had $18  million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles are not considered to be material risks to the Company’s automobile lending practices.

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

The Company’s asset and liability position was generally “asset sensitive” at December 31, 2023, based on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes. However, in the dynamic simulation, an assumed decline in interest rates is expected to result in improved deposit balances funding higher earning asset levels. Further, in the dynamic simulation, no change in interest rates is expected to result in a decline in net interest income as asset yields remain stable and deposit costs rise as the Bank negotiates deposit rates with customers in the current environment.

At December 31, 2023, Management’s most recent measurements of estimated changes in net interest income were:

Dynamic simulation (balance sheet composition changes):
Assumed change in interest rates over 1 year	-2.00%	-1.00%	0.00%	+1.00%	+2.00%
First year change in net interest income	-2.20%	-0.40%	-0.80%	+1.80%	+3.20%

Static simulation (balance sheet composition unchanged):
Assumed immediate change in interest rates	-2.00%	-1.00%	0.00%	+1.00%	+2.00%
First year change in net interest income	-11.50%	-5.60%	0.00%	+5.70%	+11.00%

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets in the year ended December 31, 2023 and December 31, 2022, respectively. The Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit risk and capital management practices and by maintaining an appropriate level of liquidity.

Total deposits were $5,474 million at December 31, 2023 and $6,225 million at December 31, 2022. Total time deposits were $97 million at December 31, 2023 and $131 million at December 31, 2022. The Company has no foreign time deposits. The standard FDIC deposit insurance amount is $250,000 per depositor, for each account ownership category. At December 31, 2023, estimated federally uninsured deposits and time deposits were $2,544 million and $4 million, respectively.

Banking industry deposits, including for Westamerica Bank, grew rapidly in 2020 and 2021 due to the injection of fiscal stimulus into the United States economy, including Paycheck Protection Program loans, and an easing of Federal Reserve monetary policy, both in response to the COVID pandemic. Federal Reserve monetary policy easing included reduction in the federal funds rate to a range of 0.00% to 0.25% and net purchases of Treasury securities and agency mortgage-backed securities, which increase the money supply and aggregate bank deposits. Subsequently, inflation rose considerably while employment conditions remained strong. In 2022 and 2023, the Federal Reserve’s monetary policy reversed to tightening, in an effort to reduce inflation. The monetary policy tightening included increasing and keeping the federal funds rate to a range of 5.25% to 5.50% and net reductions of Treasury securities and agency mortgage-backed securities, which reduce the money supply and aggregate bank deposits. Westamerica Bank’s deposit totals are subject to both the fiscal policies of the United States government and monetary policies of the Federal Reserve; the 2023 decline in Westamerica Bank deposits is influenced by these fiscal and monetary policies. In addition, the Internal Revenue Service (“IRS”) declared every county in which Westamerica Bank operates as Natural Disaster Areas due to 2022-2023 winter storms; the IRS and California Franchise Tax Board extended the 2022 tax filing deadline and 2023 tax installment payment due dates to November 16, 2023. As Westamerica Bank management expected this deferment of tax payment deadlines impacted deposit totals in the fourth quarter 2023 as customers paid their federal and California tax obligations.

The following table shows the time remaining to maturity of the Company’s estimated amounts of uninsured time deposits with a balance greater than $250,000 per depositor per category:

At December 31, 2023
(In thousands)
Three months or less	$1,926
Over three through six months	309
Over six through twelve months	1,947
Over twelve months	163
Total	$4,345

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. At December 31, 2023, the Company had $190,314 thousand in cash balances. During the twelve months ending December 31, 2024, the Company expects to receive $265,000 thousand in principal payments from its debt securities. If additional operational liquidity is required, the Company can pledge debt securities as collateral for borrowing purposes; at December 31, 2023, the Company’s debt securities which qualify as collateral for borrowing totaled $3,915,867 thousand. In the ordinary course of business, the Company pledges debt securities as collateral for certain depository customers; at December 31, 2023, the Company had pledged $708,439 thousand in debt securities for depository customers. In the ordinary course of business, the Company pledges debt securities as collateral for borrowing from the Federal Reserve Bank; at December 31, 2023, the Company had pledged $996,935 thousand in debt securities at the Federal Reserve Bank. During the year ended December 31, 2023, the Company’s average borrowings from the Federal Reserve Bank and other correspondent banks were $-0- thousand, respectively, and at December 31, 2023, the Company’s borrowings from the Federal Reserve Bank and other correspondent banks were $-0- thousand. At December 31, 2023, the Company’s estimated unpledged collateral qualifying debt securities totaled $1,945,176 thousand based on the Federal Reserve Bank borrowing programs. On January 24, 2024, the Federal Reserve Board announced the Bank Term Funding Program would cease making new loans as scheduled on March 11, 2024. Debt securities eligible as collateral are shown at market value unless otherwise noted:

At December 31, 2023
(in thousands)
Debt Securities Eligible as Collateral:
Corporate Securities	$2,614,904
Collateralized Loan Obligations rated AAA	517,796
Obligations of States and Political Subdivisions	142,178
Agency Mortgage Backed Securities	314,156
Securities of U.S. Government Sponsored Entities (Par Value)	326,833
Total Debt Securities Eligible as Collateral	$3,915,867

Debt Securities Pledged as Collateral:
Deposits by Public Entities	$(708,439)
Short-term Borrowed Funds (Deposit Sweep)	(259,616)
Other	(5,701)
Total Debt Securities Pledged as Collateral	$(973,756)

Debt Securities Pledged at the Federal Reserve Bank	$(996,935)

Estimated Debt Securities Available to Pledge	$1,945,176

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

Management continually monitors the Bank’s cash levels. Loan demand from credit worthy borrowers will be dictated by economic and competitive conditions. The Bank aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Bank's sales efforts, delivery of superior customer service, new regulations and market conditions. The Bank does not aggressively solicit higher-costing time deposits. Changes in interest rates, most notably rising interest rates or increased consumer spending, could impact deposit volumes. Depending on economic conditions, interest rate levels, liquidity management and a variety of other conditions, any deposit growth may be used to fund loans or purchase investment securities. However, due to possible volatility in economic conditions, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

Westamerica Bancorporation ("Parent Company") is a separate entity apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. The Parent Company had no debt as of December 31, 2023. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees.

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $46 million in the year ended December 31, 2023 and $45 million in the year ended December 31, 2022 and retire common stock in the amounts of $14 million and $218 thousand, respectively. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not have an impact on the Parent Company's ability to meet its ongoing cash obligations. The Parent Company’s cash balance was $155 million at December 31, 2023 and $99 million at December 31, 2022.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was 18.1% for the year ended December 31, 2023 and 15.2% for the year ended December 31, 2022. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $950 thousand in the year ended December 31, 2023 and $2.3 million in the year ended December 31, 2022.

The Company paid common dividends totaling $46 million in the year ended December 31, 2023 and $45 million in the year ended December 31, 2022, which represent dividends per common share of $1.72 and $1.68, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 274 thousand shares valued at $14 million in the year ended December 31, 2023 and 3 thousand shares valued at $218 thousand in the year ended December 31, 2022.

The Company's primary capital resource is shareholders' equity, which was $773 million at December 31, 2023 compared with $602 million at December 31, 2022. The Company's ratio of equity to total assets was 12.14% at December 31, 2023 and 8.7% at December 31, 2022.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2023		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	18.76%	14.46%	7.00%	6.50%
Tier I Capital	18.76%	14.46%	8.50%	8.00%
Total Capital	19.15%	14.98%	10.50%	10.00%
Leverage Ratio	12.86%	9.88%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2022		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	15.22%	12.37%	7.00%	6.50%
Tier I Capital	15.22%	12.37%	8.50%	8.00%
Total Capital	15.64%	12.93%	10.50%	10.00%
Leverage Ratio	10.18%	8.26%	4.00%	5.00%

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

Deposit Categories

The Company primarily attracts deposits from local businesses and professionals, as well as through retail savings and checking accounts, and, to a more limited extent, certificates of deposit. The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	For the Years Ended December 31,
	2023			2022			2021
	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate
	($ In thousands)

Noninterest-bearing demand	$2,748,544	47.5%	-%	$3,018,350	47.0%	-%	$2,897,244	47.5%	-%
Interest bearing:
Transaction	1,156,684	20.0%	0.04%	1,289,956	20.1%	0.03%	1,208,269	19.8%	0.03%
Savings	1,766,225	30.5%	0.17%	1,967,902	30.7%	0.06%	1,842,590	30.2%	0.06%
Time less than $100 thousand	67,832	1.2%	0.30%	77,007	1.2%	0.23%	83,580	1.4%	0.20%
Time $100 thousand or more	48,076	0.8%	0.24%	62,411	1.0%	0.25%	69,165	1.1%	0.38%
Total (1)	$5,787,361	100.0%	0.12%	$6,415,626	100.0%	0.05%	$6,100,848	100.0%	0.06%

(1) The rates for total deposits were calculated using the average balances of interest-bearing deposits.

The Company’s strategy includes building the value of its deposit base by building balances of lower-costing deposits and avoiding reliance on higher-costing time deposits. Average balances of higher costing time deposits declined 24% to $116 million from 2021 to 2023. The Company’s average balances of checking and savings accounts represented 98% of average balances of total deposits in 2023, 98% in 2022 and 97% in 2021.

Total time deposits were $97 million and $131 million at December 31, 2023 and December 31, 2022, respectively. The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits. The Company has no foreign time deposits.

Time Deposits Maturity Distribution

At December 31, 2023
(In thousands)
2024	$77,625
2025	10,606
2026	3,347
2027	2,526
2028	2,653
Thereafter	45
Total	$96,802

Short-term Borrowings

The following table sets forth the short-term borrowings of the Company:

Short-Term Borrowings Distribution

	At December 31,
	2023	2022	2021
	(In thousands)
Securities sold under agreements to repurchase the securities	$58,162	$57,792	$146,246
Total short-term borrowings	$58,162	$57,792	$146,246

Further detail of federal funds purchased and other borrowed funds is as follows:

	For the Years Ended December 31,
	2023	2022	2021
	($ in thousands)
Federal funds purchased balances and rates paid on outstanding amount:
Average balance for the year	$-	$1	$1
Maximum month-end balance during the year	-	-	-
Average interest rate for the year	-%	4.68%	0.87%
Average interest rate at period end	-%	-%	-%
Securities sold under agreements to repurchase the securities balances and rates paid on outstanding amount:
Average balance for the year	$89,298	$109,282	$114,266
Maximum month-end balance during the year	138,005	257,560	146,552
Average interest rate for the year	0.13%	0.07%	0.07%
Average interest rate at period end	0.31%	0.06%	0.07%
PPPLF balances and rates paid on outstanding amount:
Average balance for the year	$-	$-	$53
Maximum month-end balance during the year	-	-	-
Average interest rate for the year	-%	-%	0.35%
Average interest rate at period end	-%	-%	-%

Financial Ratios

The following table shows key financial ratios for the periods indicated:

	At and For the Years Ended December 31,
	2023	2022	2021
Return on average total assets	2.35%	1.65%	1.23%
Return on average common shareholders' equity	18.08%	15.21%	11.52%
Average shareholders' equity as a percentage of:
Average total assets	13.02%	10.83%	10.66%
Average total loans	98.06%	80.41%	62.81%
Average total deposits	15.46%	12.51%	12.30%
Common dividend payout ratio	28%	37%	51%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Westamerica Bancorporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2023 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. Their opinion and attestation on internal control over financial reporting appear on page 90.

Dated: February 28, 2024

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2023	2022
	(In thousands)
Assets:
Cash and due from banks	$190,314	$294,236
Debt securities available for sale	3,999,801	4,331,743
Debt securities held to maturity, net of allowance for credit losses of $1 at December 31, 2023 and $1 at December 31, 2022 (Fair value of $849,562 at December 31, 2023 and $873,511 at December 31, 2022)	878,396	915,913
Loans	866,602	958,488
Allowance for credit losses on loans	(16,867)	(20,284)
Loans, net of allowance for credit losses on loans	849,735	938,204
Premises and equipment, net	27,016	28,819
Identifiable intangibles, net	347	583
Goodwill	121,673	121,673
Other assets	297,310	319,146
Total Assets	$6,364,592	$6,950,317

Liabilities:
Noninterest-bearing deposits	$2,605,844	$2,947,277
Interest-bearing deposits	2,868,423	3,278,013
Total deposits	5,474,267	6,225,290
Short-term borrowed funds	58,162	57,792
Other liabilities	59,269	65,125
Total Liabilities	5,591,698	6,348,207

Contingencies (Note 12)

Shareholders' Equity:
Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,671 at December 31, 2023 and 26,913 at December 31, 2022	473,136	475,086
Deferred compensation	35	35
Accumulated other comprehensive loss	(190,282)	(256,105)
Retained earnings	490,005	383,094
Total Shareholders' Equity	772,894	602,110
Total Liabilities and Shareholders' Equity	$6,364,592	$6,950,317

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$47,116	$49,682	$57,558
Nonmarketable equity securities	630	537	458
Debt securities available for sale	190,039	144,646	105,420
Debt securities held to maturity	35,557	19,101	8,875
Interest-bearing cash	10,671	7,790	1,132
Total Interest and Loan Fee Income	284,013	221,756	173,443
Interest Expense:
Deposits	3,770	1,846	1,877
Short-term borrowed funds	120	79	78
Total Interest Expense	3,890	1,925	1,955
Net Interest and Loan Fee Income	280,123	219,831	171,488
Reversal of Provision for Credit Losses	(1,150)	-	-
Net Interest and Loan Fee Income After Provision For Credit Losses	281,273	219,831	171,488
Noninterest Income:
Service charges on deposit accounts	14,169	14,490	13,697
Merchant processing services	11,280	11,623	11,998
Debit card fees	7,185	7,879	6,859
Trust fees	3,122	3,216	3,311
ATM processing fees	2,618	2,160	2,280
Other service fees	1,765	1,808	1,884
Financial services commissions	336	417	356
Life insurance gains	279	930	-
Securities (losses) gains	(125)	-	34
Other noninterest income	2,893	2,598	2,926
Total Noninterest Income	43,522	45,121	43,345
Noninterest Expense:
Salaries and related benefits	47,871	46,125	48,011
Occupancy and equipment	20,520	19,884	19,139
Outsourced data processing services	9,846	9,684	9,601
Limited partnership operating losses	5,754	5,724	2,620
Courier service	2,652	2,614	2,177
Professional fees	1,751	2,628	3,253
Other noninterest expense	14,822	12,702	13,005
Total Noninterest Expense	103,216	99,361	97,806
Income Before Income Taxes	221,579	165,591	117,027
Provision for income taxes	59,811	43,557	30,518
Net Income	$161,768	$122,034	$86,509

Average Common Shares Outstanding	26,703	26,895	26,855
Diluted Average Common Shares Outstanding	26,706	26,907	26,870
Per Common Share Data:
Basic earnings	$6.06	$4.54	$3.22
Diluted earnings	6.06	4.54	3.22
Dividends paid	1.72	1.68	1.65

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Net Income	$161,768	$122,034	$86,509
Other comprehensive income (loss):
Changes in net unrealized losses/gains on debt securities available for sale	93,326	(434,107)	(91,891)
Deferred tax (expense) benefit	(27,591)	128,338	27,167
Reclassification of losses (gains) included in net income	125	-	(34)
Deferred tax (benefit on losses) expense on gains included in net income	(37)	-	10
Changes in unrealized losses/gains on debt securities available for sale, net of tax	65,823	(305,769)	(64,748)
Total Comprehensive Income (Loss)	$227,591	$(183,735)	$21,761

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income (Loss)	Earnings	Total
	(In thousands, except per share data)

Balance, December 31, 2020	26,807	$466,006	$35	$114,412	$264,356	$844,809
Net income for the year 2021					86,509	86,509
Other comprehensive loss				(64,748)		(64,748)
Exercise of stock options	53	3,017				3,017
Restricted stock activity	9	526				526
Stock based compensation	-	1,419				1,419
Stock awarded to employees	1	106				106
Retirement of common stock	(4)	(66)			(166)	(232)
Dividends ($1.65 per share)					(44,304)	(44,304)
Balance, December 31, 2021	26,866	471,008	35	49,664	306,395	827,102
Net income for the year 2022					122,034	122,034
Other comprehensive loss				(305,769)		(305,769)
Exercise of stock options	40	2,255				2,255
Restricted stock activity	8	492				492
Stock based compensation	-	1,309				1,309
Stock awarded to employees	2	87				87
Retirement of common stock	(3)	(65)			(153)	(218)
Dividends ($1.68 per share)					(45,182)	(45,182)
Balance, December 31, 2022	26,913	475,086	35	(256,105)	383,094	602,110
Net income for the year 2023					161,768	161,768
Other comprehensive income				65,823		65,823
Exercise of stock options	22	950				950
Restricted stock activity	9	508				508
Stock based compensation	-	1,356				1,356
Stock awarded to employees	1	80				80
Retirement of common stock	(274)	(4,844)			(8,903)	(13,747)
Dividends ($1.72 per share)					(45,954)	(45,954)
Balance, December 31, 2023	26,671	$473,136	$35	$(190,282)	$490,005	$772,894

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022	2021
Operating Activities:	(In thousands)
Net income	$161,768	$122,034	$86,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	11,774	16,565	16,617
Reversal of Provision for credit losses	(1,150)	-	-
Net amortization of deferred loan fees	(573)	(1,704)	(5,576)
Stock option compensation expense	1,356	1,309	1,419
Life insurance gains	(279)	(930)	-
Securities losses (gains)	125	-	(34)
Net changes in:
Interest income receivable	(1,010)	(18,037)	(2,499)
Net deferred taxes	(1,995)	697	3,899
Other assets	(3,443)	(2,415)	(3,534)
Income taxes payable	(869)	3,020	(1,054)
Interest expense payable	(12)	(10)	(72)
Other liabilities	(7,484)	(6,827)	(6,940)
Net Cash Provided by Operating Activities	158,208	113,702	88,735
Investing Activities:
Net repayments of loans	90,192	108,107	193,755
Proceeds from life insurance policies	604	3,041	-
Purchases of debt securities available for sale	-	(636,228)	(1,909,370)
Proceeds from sale/maturity/calls of debt securities available for sale	416,447	500,160	1,204,455
Purchases of debt securities held to maturity	-	(718,940)	-
Proceeds from maturity/calls of debt securities held to maturity	43,518	111,059	206,400
Purchase of Federal Reserve Bank stock	(2,326)	-	-
Proceeds from redemption of Federal Reserve Bank stock	-	2,326	-
Purchases of premises and equipment	(1,161)	(811)	(1,324)
Net Cash Provided by (Used in) Investing Activities	547,274	(631,286)	(306,084)
Financing Activities:
Net change in deposits	(751,023)	(188,666)	725,977
Net change in short-term borrowings	370	(88,454)	43,701
Exercise of stock options	950	2,255	3,017
Retirement of common stock	(13,747)	(218)	(232)
Common stock dividends paid	(45,954)	(45,182)	(44,304)
Net Cash (Used in) Provided by Financing Activities	(809,404)	(320,265)	728,159
Net Change In Cash and Due from Banks	(103,922)	(837,849)	510,810
Cash and Due from Banks at Beginning of Period	294,236	1,132,085	621,275
Cash and Due from Banks at End of Period	$190,314	$294,236	$1,132,085
Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$8,866	$3,533	$5,105
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	6,217	6,037	6,309
Interest paid for the period	3,902	1,935	2,027
Income tax payments for the period	64,017	39,840	27,673

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

Management continues to actively evaluate the impacts of inflation, the Federal Reserve’s monetary policy and climate changes on the Company’s business. During the first half of 2023, the banking industry experienced significant volatility with several bank failures. Industrywide concerns developed related to liquidity, deposit outflows and unrealized losses on investment debt securities. These events could adversely affect the Company’s ability to effectively fund its operations. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects. The extent of the impact on the Company’s results of operations, cash flow, liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted.

Summary of Significant Accounting Policies

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. The accounting policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, it is reasonably possible conditions could change materially affecting results of operations and financial conditions. The following is a summary of significant policies used in the preparation of the accompanying financial statements.

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

Equity Securities. Equity securities consist of marketable equity securities and mutual funds which are recorded at fair value. Unrealized gains and losses are included in net income. There were no equity securities at December 31, 2023 and December 31, 2022.

Debt Securities. Debt securities consist of the securities of government sponsored entities, states, counties, municipalities, corporations, agency and non-agency mortgage-backed securities, collateralized loan obligations and commercial paper. Securities transactions are recorded on a trade date basis. The Company classifies its debt securities in one of three categories: trading, available for sale or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Trading securities are recorded at fair value with unrealized gains and losses included in net income. Held to maturity debt securities are those securities which the Company has the ability and intent to hold until maturity. Held to maturity debt securities are recorded at cost, adjusted for the amortization of premiums or accretion of discounts. Securities not included in trading or held to maturity are classified as available for sale debt securities. Available for sale debt securities are recorded at fair value. Unrealized gains and losses, net of the related tax effect, on available for sale debt securities are included in accumulated other comprehensive income. Accrued interest is recorded within other assets and reversed against interest income if it is not received.

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

In the year ended December 31, 2023, the Company adopted the following new accounting guidance:

FASB ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, issued March 2022, eliminates the recognition and measurement guidance for troubled debt restructurings and requires enhanced disclosures about loan modifications for borrowers experiencing financial difficulty. This ASU also requires enhanced disclosure for loans that have been charged off. The ASU became effective January 1, 2023 under a prospective approach. The Company adopted the provisions to remove the recognition and measurement guidance for troubled debt restructurings and/or modify relevant disclosures in the “Loans” note to the consolidated financial statements. The requirement to include additional disclosures was adopted by the Company January 1, 2023.  The additional disclosures did not affect the financial results upon adoption.

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

Note 2: Investment Securities

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $1 thousand at December 31, 2023 and December 31, 2022, follows. In accordance with GAAP, unrealized gains and losses on held to maturity securities have not been recognized in the Company’s financial statements.

	At December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential mortgage-backed securities ("MBS")	$258,150	$6	$(18,702)	$239,454
Securities of U.S. Government sponsored entities	308,768	2	(13,851)	294,919
Obligations of states and political subdivisions	72,679	42	(1,438)	71,283
Corporate securities	2,129,103	480	(220,035)	1,909,548
Collateralized loan obligations	1,501,248	830	(17,481)	1,484,597
Total debt securities available for sale	4,269,948	1,360	(271,507)	3,999,801
Debt securities held to maturity:
Agency residential MBS	78,565	17	(5,270)	73,312
Obligations of states and political subdivisions	71,182	47	(335)	70,894
Corporate securities	728,650	84	(23,378)	705,356
Total debt securities held to maturity	878,397	148	(28,983)	849,562
Total	$5,148,345	$1,508	$(300,490)	$4,849,363

	At December 31, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$311,089	$4	$(25,045)	$286,048
Securities of U.S. Government sponsored entities	306,336	3	(15,486)	290,853
Obligations of states and political subdivisions	84,024	59	(2,079)	82,004
Corporate securities	2,406,566	1,032	(307,643)	2,099,955
Collateralized loan obligations	1,587,326	527	(14,970)	1,572,883
Total debt securities available for sale	4,695,341	1,625	(365,223)	4,331,743
Debt securities held to maturity:
Agency residential MBS	104,852	13	(7,503)	97,362
Obligations of states and political subdivisions	89,208	73	(538)	88,743
Corporate securities	721,854	-	(34,448)	687,406
Total debt securities held to maturity	915,914	86	(42,489)	873,511
Total	$5,611,255	$1,711	$(407,712)	$5,205,254

The amortized cost and fair value of debt securities by contractual maturity are shown in the following table s at the dates indicated:

	At December 31, 2023
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$52,703	$52,357	$15,117	$15,095
Over 1 to 5 years	756,658	721,179	312,847	307,557
Over 5 to 10 years	1,701,189	1,502,214	471,868	453,598
Subtotal	2,510,550	2,275,750	799,832	776,250
Collateralized loan obligations	1,501,248	1,484,597	-	-
Agency residential MBS	258,150	239,454	78,565	73,312
Total	$4,269,948	$3,999,801	$878,397	$849,562

	At December 31, 2022
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$251,578	$250,317	$12,676	$12,659
Over 1 to 5 years	578,886	548,787	161,653	158,409
Over 5 to 10 years	1,966,462	1,673,708	636,733	605,081
Subtotal	2,796,926	2,472,812	811,062	776,149
Collateralized loan obligations	1,587,326	1,572,883	-	-
Agency residential MBS	311,089	286,048	104,852	97,362
Total	$4,695,341	$4,331,743	$915,914	$873,511

Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At December 31, 2023
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	1	$115	$(2)	107	$238,642	$(18,700)	108	$238,757	$(18,702)
Securities of U.S. Government sponsored entities	2	9,746	(15)	19	278,265	(13,836)	21	288,011	(13,851)
Obligations of states and political subdivisions	2	2,280	(15)	50	57,614	(1,423)	52	59,894	(1,438)
Corporate securities	-	-	-	151	1,894,602	(220,035)	151	1,894,602	(220,035)
Collateralized loan obligations	34	428,363	(8,914)	67	578,643	(8,567)	101	1,007,006	(17,481)
Total	39	$440,504	$(8,946)	394	$3,047,766	$(262,561)	433	$3,488,270	$(271,507)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At December 31, 2023
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	1	$-	$-	93	$72,376	$(5,270)	94	$72,376	$(5,270)
Obligations of states and political subdivisions	23	18,599	(90)	26	25,466	(245)	49	44,065	(335)
Corporate securities	3	26,567	(1,184)	46	641,598	(22,194)	49	668,165	(23,378)
Total	27	$45,166	$(1,274)	165	$739,440	$(27,709)	192	$784,606	$(28,983)

Based upon the Company’s December 31, 2023 evaluation, the unrealized losses on debt securities were caused by market conditions for these types of securities. Increasing risk-free interest rates have caused large declines in bond values generally. Additionally, market rates for non-Treasury bonds are determined by the risk-free interest rate plus a risk premium spread; such spreads for investment grade, fixed rate, taxable corporate bonds have increased, also broadly reducing corporate bond values. The Company continually monitors interest rate changes, risk premium spread changes, credit rating changes for issuers of bonds owned, collateralized loan obligations’ collateral levels, and corporate bond issuers’ common stock price changes. All collateralized loan obligations and corporate securities were investment grade rated at December 31, 2023.

The Company does not intend to sell any debt securities available for sale with an unrealized loss and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis.

The Company evaluates held to maturity corporate securities individually, monitoring each issuer’s financial condition, profitability, cash flows and credit rating agency conclusions. The Company has evaluated each issuer’s historical financial performance and ability to service debt payments throughout and following the 2008-2009 recession. The Company has an expectation that nonpayment of the amortized cost basis continues to be zero.

The fair values of debt securities could decline in the future if interest rates increase, the general economy deteriorates, inflation increases, credit ratings decline, the issuers’ financial condition deteriorates, or the liquidity for debt securities declines. As a result, significant credit losses on debt securities may occur in the future.

As of December 31, 2023 and December 31, 2022, the Company’s debt securities pledged to secure public deposits, Federal Reserve Bank borrowings and short-term borrowed funds had a carrying amount of $2,034,706 thousand and $1,180,010 thousand, respectively.

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

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Allowance for credit losses:
Beginning balance	$1	$7	$9
Reversal of provision for credit losses	-	(6)	(2)
Chargeoffs	-	-	-
Recoveries	-	-	-
Total ending balance	$1	$1	$7

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At December 31, 2023, no credit loss allowance was assigned to corporate securities held to maturity.

The following table summarizes the amortized cost of debt securities held to maturity at December 31, 2023, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At December 31, 2023
	AAA/AA/A	BBB+	Not Rated	Total
	(In thousands)
Agency residential MBS	$78,092	$-	$473	$78,565
Obligations of states and political subdivisions	71,002	-	180	71,182
Corporate securities	506,508	222,142	-	728,650
Total	$655,602	$222,142	$653	$878,397

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of December 31, 2023.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)

Taxable	$221,742	$158,465	$106,329
Tax-exempt from regular federal income tax	4,484	5,819	8,424
Total interest income from investment securities	$226,226	$164,284	$114,753

Note 3: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated:

	At December 31,	At December 31,
	2023	2022
	(In thousands)

Commercial	$136,550	$169,617
Commercial real estate	487,523	491,107
Construction	5,063	3,088
Residential real estate	9,935	13,834
Consumer installment & other	227,531	280,842
Total	$866,602	$958,488

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Year Ended December 31, 2023
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,138	$5,888	$150	$32	$8,076	$20,284
(Reversal) provision	(3,871)	11	95	(6)	2,621	(1,150)
Chargeoffs	(410)	(45)	-	-	(7,499)	(7,954)
Recoveries	2,359	71	-	-	3,257	5,687
Total allowance for credit losses	$4,216	$5,925	$245	$26	$6,455	$16,867

[The remainder of this page intentionally left blank]

	Allowance for Credit Losses
	For the Year Ended December 31, 2022
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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2023
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$130,001	$475,870	$5,063	$9,606	$225,089	$845,629
Substandard	6,549	11,653	-	329	377	18,908
Doubtful	-	-	-	-	1,479	1,479
Loss	-	-	-	-	586	586
Total	$136,550	$487,523	$5,063	$9,935	$227,531	$866,602

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2022
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$169,040	$477,842	$3,088	$13,457	$278,223	$941,650
Substandard	577	13,265	-	377	1,079	15,298
Doubtful	-	-	-	-	752	752
Loss	-	-	-	-	788	788
Total	$169,617	$491,107	$3,088	$13,834	$280,842	$958,488

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2023
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$136,421	$58	$-	$-	$71	$136,550
Commercial real estate	485,476	951	766	-	330	487,523
Construction	5,063	-	-	-	-	5,063
Residential real estate	9,933	-	-	-	2	9,935
Consumer installment and other	220,357	5,544	1,242	388	-	227,531
Total	$857,250	$6,553	$2,008	$388	$403	$866,602

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2022
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$169,337	$172	$58	$-	$50	$169,617
Commercial real estate	490,354	508	192	-	53	491,107
Construction	3,088	-	-	-	-	3,088
Residential real estate	13,430	377	-	-	27	13,834
Consumer installment and other	273,247	5,101	1,850	628	16	280,842
Total	$949,456	$6,158	$2,100	$628	$146	$958,488

There was no allowance for credit losses allocated to loans on nonaccrual status as of December 31, 2023 or December 31, 2022. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2023 or December 31, 2022.

There were no loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2023 and December 31, 2022.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans that were considered collateral dependent at December 31, 2023 included the following: nine commercial real estate loans totaling $10.9 million secured by real property and $377 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2023. Loans that were considered collateral dependent at December 31, 2022 included the following: five commercial real estate loans totaling $8.1 million secured by real property, and $625 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2022.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$20,554	$4,471	$12,601	$31,770	$22,146	$13,112	$104,654	$25,347	$130,001
Substandard	12	2,492	-	2,835	-	-	5,339	1,210	6,549
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$20,566	$6,963	$12,601	$34,605	$22,146	$13,112	$109,993	$26,557	$136,550

Current gross chargeoffs on commercial loans:
For the year ended December 31, 2023
	$-	$-	$3	$135	$-	$-	$138	$272	$410

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$23,891	$5,549	$12,557	$17,293	$53,928	$23,966	$137,184	$31,856	$169,040
Substandard	12	-	-	-	-	-	12	565	577
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$23,903	$5,549	$12,557	$17,293	$53,928	$23,966	$137,196	$32,421	$169,617

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$172,925	$68,156	$69,324	$68,891	$50,899	$45,675	$475,870	$-	$475,870
Substandard	10,056	811	786	-	-	-	11,653	-	11,653
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$182,981	$68,967	$70,110	$68,891	$50,899	$45,675	$487,523	$-	$487,523

Current gross chargeoffs on commercial real estate loans:
For the year ended December 31, 2023
	$45	$-	$-	$-	$-	$-	$45	$-	$45

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$146,588	$58,473	$71,440	$74,016	$71,618	$55,707	$477,842	$-	$477,842
Substandard	8,083	-	2,112	806	-	2,264	13,265	-	13,265
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$154,671	$58,473	$73,552	$74,822	$71,618	$57,971	$491,107	$-	$491,107

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$9,606	$-	$-	$-	$-	$-	$9,606	$-	$9,606
Substandard	329	-	-	-	-	-	329	-	329
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$9,935	$-	$-	$-	$-	$-	$9,935	$-	$9,935

Current gross chargeoffs on residential real estate loans:
For the year ended December 31, 2023
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$13,457	$-	$-	$-	$-	$-	$13,457	$-	$13,457
Substandard	377	-	-	-	-	-	377	-	377
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$13,834	$-	$-	$-	$-	$-	$13,834	$-	$13,834

[The remainder of this page intentionally left blank]

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$5,063	$5,063
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$5,063	$5,063

Current gross chargeoffs on construction loans:
For the year ended December 31, 2023
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$3,088	$3,088
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$3,088	$3,088

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$6,545	$12,144	$22,700	$51,055	$71,388	$38,699	$202,531	$17,826	$220,357
30-59 days past due	160	277	600	2,345	1,733	332	5,447	97	5,544
60-89 days past due	31	51	153	410	430	122	1,197	45	1,242
Past due 90 days or more	-	8	88	143	138	-	377	11	388
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$6,736	$12,480	$23,541	$53,953	$73,689	$39,153	$209,552	$17,979	$227,531

Current gross chargeoffs on consumer installment and other loans:
For the year ended December 31, 2023
	$246	$161	$843	$2,329	$3,191	$453	$7,223	$276	$7,499

	At December 31, 2022
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2018	2019	2020	2021	2022	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$6,017	$13,147	$22,330	$35,783	$76,126	$99,414	$252,817	$20,430	$273,247
30-59 days past due	117	268	572	1,014	1,709	1,359	5,039	62	5,101
60-89 days past due	42	65	67	275	635	750	1,834	16	1,850
Past due 90 days or more	3	20	16	61	284	241	625	3	628
Nonaccrual	-	-	-	-	-	-	-	16	16
Total	$6,179	$13,500	$22,985	$37,133	$78,754	$101,764	$260,315	$20,527	$280,842

There were no loans held for sale at December 31, 2023 and December 31, 2022.

The Company held no other real estate owned (OREO) at December 31, 2023 and December 31, 2022. At December 31, 2023 and December 31, 2022, there were no consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process.

[The remainder of this page intentionally left blank]

Note 4: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person at any one time shall not exceed the following limitations: (a) unsecured credits shall not exceed 15 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures, or (b) secured and unsecured credits in all shall not exceed 25 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures. At December 31, 2023, the Bank did not have credit extended to any one entity exceeding these limits. At December 31, 2023, the Bank had 25 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments related to real estate loans of $30,888 thousand and $34,790 thousand at December 31, 2023 and December 31, 2022, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At December 31, 2023, the Bank held corporate bonds in 107 issuing entities that exceeded $5 million for each issuer.

Note 5: Premises, Equipment, Other Assets and Other Liabilities

Premises and equipment consisted of the following:

	At December 31,
	Cost	Accumulated Depreciation and Amortization	Net Book Value
	(In thousands)
2023
Land	$11,453	$-	$11,453
Building and improvements	43,185	(31,742)	11,443
Leasehold improvements	7,622	(6,550)	1,072
Furniture and equipment	26,586	(23,538)	3,048
Total	$88,846	$(61,830)	$27,016
2022
Land	$11,453	$-	$11,453
Building and improvements	42,528	(30,601)	11,927
Leasehold improvements	8,157	(6,897)	1,260
Furniture and equipment	26,766	(22,587)	4,179
Total	$88,904	$(60,085)	$28,819

Depreciation and amortization of premises and equipment included in noninterest expense amounted to $2,942 thousand in 2023, $2,899 thousand in 2022, and $2,978 thousand in 2021.

[The remainder of this page intentionally left blank]

Other assets consisted of the following:

	At December 31,	At December 31,
	2023	2022
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$11,743
Other investments	158	158
Total cost method equity investments	14,227	11,901
Life insurance cash surrender value	66,611	63,816
Net deferred tax asset	99,507	125,140
Right-of-use asset	18,814	15,746
Limited partnership investments	28,667	34,421
Interest receivable	54,568	53,558
Prepaid assets	5,200	4,894
Other assets	9,716	9,670
Total other assets	$297,310	$319,146

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

The Company owns 211 thousand shares of Visa Inc. (“Visa”) class B common stock which have transfer restrictions; the carrying value is $-0- thousand. Visa Inc. disclosed a revised conversion rate applicable to its class B common stock in its Form 8-K dated October 2, 2023. The conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, was reduced from 1.5902 to 1.5875 per share, effective as of September 28, 2023. Visa class A common stock had a closing price of $260.35 per share on December 29, 2023, the last day of stock market trading for the fourth quarter 2023. The ultimate value of the Company’s Visa class B shares is subject to the extent of Visa Inc.’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock. At its Annual Meeting held January 23, 2024, Visa proposed a Class B Exchange Offer Program authorizing Visa to conduct one or more exchange offers that would allow Class B stockholders to exchange portions of their Class B common stock into freely tradable shares. The proposal was approved by Visa stockholders. Under an initial exchange offer, current Class B shares will be exchanged into Class B-1 shares. In potential exchange offers, a Class B-1 stockholder can elect to exchange a portion of its Class B-1 shares for Class C common stock which is transferable and convertible to Class A common stock. Any exchange of Class B-1 shares into Class C common stock requires the stockholder to execute an indemnification agreement with Visa for Visa’s related unresolved litigation.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At December 31, 2023, these investments totaled $28,667 thousand and $15,561 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2022, these investments totaled $34,421 thousand and $22,647 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2023, the $15,561 thousand of outstanding equity capital commitments are expected to be paid as follows: $14,077 thousand in 2024, $600 thousand in 2025, $145 thousand in 2026, $189 thousand in 2027, $550 thousand in 2028 or thereafter.

The amounts recognized in net income for these investments include:

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Investment loss included in pre-tax income	$5,754	$5,724	$2,620
Tax credits recognized in provision for income taxes	3,435	3,250	2,300

[The remainder of this page intentionally left blank]

Other liabilities consisted of the following:

	At December 31,	At December 31,
	2023	2022
	(In thousands)
Operating lease liability	$18,814	$15,746
Other liabilities	40,455	49,379
Total other liabilities	$59,269	$65,125

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of December 31, 2023.

As of December 31, 2023, the Company’s lease liability and right-of-use asset were $18,814 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.7 years and 2.94%, respectively, at December 31, 2023.  The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of December 31, 2023.

Total lease costs of $6,604 thousand, $6,575 thousand and $6,581 thousand, during the year ended December 31, 2023, 2022 and 2021, respectively, were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the year ended December 31, 2023, 2022 and 2021.

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At December 31,
2023
(In thousands)
2024	$6,067
2025	5,178
2026	3,518
2027	2,621
2028	1,865
Thereafter	818
Total minimum lease payments	20,067
Less: discount	(1,253)
Present value of lease liability	$18,814

See Note 10 to the consolidated financial statements for additional information related to the net deferred tax asset.

Note 6: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the year ended December 31, 2023 and December 31, 2022, as no triggering events occurred during such periods. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the year ended December 31, 2023 and December 31, 2022, no such adjustments were recorded.

[The remainder of this page intentionally left blank]

The carrying values of goodwill were:

	At December 31, 2023	At December 31, 2022
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization were:

	At December 31, 2023		At December 31, 2022
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(56,461)	$56,808	$(56,225)

As of December 31, 2023, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the year ended December 31, 2023 (actual)	$236
2024	222
2025	125

Note 7: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At December 31,	At December 31,
	2023	2022
	(In thousands)
Noninterest-bearing	$2,605,844	$2,947,277
Interest-bearing:
Transaction	1,072,233	1,273,143
Savings	1,699,388	1,874,115
Time deposits less than $100 thousand	56,100	65,962
Time deposits $100 thousand through $250 thousand	31,107	42,733
Time deposits more than $250 thousand	9,595	22,060
Total deposits	$5,474,267	$6,225,290

Demand deposit overdrafts of $620 thousand and $995thousand were included as loan balances at December 31, 2023 and December 31, 2022, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $116 thousand in 2023, $156 thousand in 2022, and $265 thousand in 2021.

[The remainder of this page intentionally left blank]

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At December 31,	At December 31,
	2023	2022
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$25,669	$30,108
Corporate securities	233,947	203,774
Total collateral carrying value	$259,616	$233,882
Total short-term borrowed funds	$58,162	$57,792

The following table provides additional detail regarding short-term borrowed funds.

	For the Years Ended December 31,
	2023	2022
	Highest Balance at Any Month-end
	(In thousands)
Securities sold under repurchase agreements	$138,005	$257,560

At December 31, 2023, the Company had uncommitted lines of credit for overnight borrowings from correspondent banks totaling $100 million. Additionally, the Company had access to borrowing from the Federal Reserve up to $996,935 thousand based on the collateral pledged at December 31, 2023. There were no outstanding amounts under the above-mentioned borrowings at December 31, 2023. For the year ended December 31, 2023, the average balances of the above-mentioned borrowings were $-0- thousand. At December 31, 2023, the Company’s estimated unpledged debt securities collateral qualifying for Federal Reserve borrowing totaled $1,945,176 thousand.

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

[The remainder of this page intentionally left blank]

The following table summarizes information about stock options granted under the Plans as of December 31, 2023. The intrinsic value is calculated as the difference between the volume weighted average price as of December 31, 2023 and the exercise price of the shares. The market value as of December 29, 2023, the last day of stock market trading for the fourth quarter 2023, was $56.41 as reported by the NASDAQ Global Select Market:

			Options Outstanding				Options Exercisable
			At December 31, 2023			For the Year Ended December 31, 2023	At December 31, 2023			For the Year Ended December 31, 2023
Range of Exercise Price			Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
			(In thousands)		(Years)		(In thousands)		(Years)
$40	-	45	12	$149	1.9	$42	12	$149	1.9	$42
45	-	50	-	-	-	-	-	-	-	-
50	-	55	4	8	0.1	53	4	8	0.1	53
55	-	60	572	-	7.6	57	213	-	6.1	58
60	-	65	247	-	4.6	62	247	-	4.6	62
65	-	70	138	-	6.1	66	138	-	6.1	66
$40	-	70	973	$157	6.5	60	614	$157	5.4	61

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the year ended December 31, 2023, 2022 and 2021, the Company granted 225 thousand, 229 thousand, and 193 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

	For the Years Ended December 31,
	2023	2022	2021
Expected volatility (1)	20%	19%	20%
Expected life in years (2)	4.7	4.6	4.7
Risk-free interest rate (3)	3.60%	1.73%	0.46%
Expected dividend yield	3.66%	3.02%	2.79%
Fair value per award	$8.50	$7.90	$7.50

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

Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options at December 31, 2023 is 705 thousand.

[The remainder of this page intentionally left blank]

A summary of option activity during the year ended December 31, 2023 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(In thousands)		(Years)
Outstanding at January 1, 2023	854	$60.02
Granted	225	55.47
Exercised	(22)	43.30
Forfeited or expired	(84)	55.26
Outstanding at December 31, 2023	973	59.50	6.5
Exercisable at December 31, 2023	614	61.17	5.4

A summary of the Company’s nonvested option activity during the year ended December 31, 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at January 1, 2023	346	$7.88
Granted	225	8.50
Vested	(164)	7.99
Forfeited	(48)	8.18
Nonvested at December 31, 2023	359	$8.18

The estimated grant date fair value for options granted under the Company’s stock option plan during the twelve months ended December 31, 2023, 2022 and 2021 was $8.50, $7.90 and $7.50 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2023 is $1,581 thousand and the weighted average period over which the cost is expected to be recognized is 1.7 years.

The total intrinsic value of options exercised during the year ended December 31, 2023, 2022 and 2021 was $113 thousand, $165 thousand and $454 thousand, respectively. The total fair value of Restricted Performance Shares (“RPSs”) that vested during the year ended December 31, 2023, 2022 and 2021 was $508 thousand, $492 thousand and $527 thousand, respectively. The total fair value of options vested during the year ended December 31, 2023, 2022 and 2021 was $1,309 thousand, $1,464 thousand and $1,783 thousand, respectively. During the year ended December 31, 2023, 22 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction less than the related share based compensation expense by $16 thousand. During the year ended December 31, 2022, 40 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction less than the related share based compensation expense by $143 thousand. The lesser deduction in 2022 resulted in a $30 thousand increase in tax provision. During the year ended December 31, 2021, 53 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction equal to the related share based compensation expense. The lessor deductions resulting from the exercise of nonqualified stock options increased the income tax provision by $5 thousand in 2023.

A summary of the status of the Company’s restricted performance shares as of December 31, 2023 and 2022 and changes during the years ended on those dates, follows:

	2023	2022
	(In thousands)
Outstanding at January 1,	31	30
Granted	12	12
Issued upon vesting	(9)	(8)
Forfeited	(2)	(3)
Outstanding at December 31,	32	31

As of December 31, 2023 and 2022, the restricted performance shares had a weighted-average contractual life of 1.2 years, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $250 thousand, $525 thousand and $610 thousand for the year ended December 31, 2023, 2022 and 2021, respectively. There were no stock appreciation rights or incentive stock options granted in the year ended December 31, 2023, 2022 and 2021.

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements. The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. The repurchase plan approved July 28, 2022 expired September 1, 2023. There is no replacement plan in place currently.

The Company’s articles of incorporation authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2023, no shares of Class B Common Stock or Preferred Stock were outstanding.

Note 9: Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) require the Company to maintain a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios to avoid restrictions on dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2023 and December 31, 2022, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2023 and 2022, the Bank met the capital requirements to be well capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that would change the institution’s category since December 31, 2023.

The capital ratios for the Company and the Bank as of the dates indicated are presented in the table below. For Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital, the required percentages for capital adequacy purposes include the 2.5% capital conservation buffer.

	At December 31, 2023		Required for Capital Adequacy Purposes		To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$841,611	18.76%	$313,959	7.00%	N/A	N/A
Bank	641,252	14.46%	310,362	7.00%	$288,193	6.50%
Tier 1 Capital
Company	841,611	18.76%	381,236	8.50%	N/A	N/A
Bank	641,252	14.46%	376,868	8.50%	354,700	8.00%
Total Capital
Company	858,680	19.15%	470,939	10.50%	N/A	N/A
Bank	664,321	14.98%	465,543	10.50%	443,375	10.00%
Leverage Ratio (1)
Company	841,611	12.86%	261,739	4.00%	N/A	N/A
Bank	641,252	9.88%	259,617	4.00%	324,521	5.00%

(1) The leverage ratio consists of Tier 1capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

[The remainder of this page intentionally left blank]

	At December 31, 2022		Required for Capital Adequacy Purposes		To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$736,414	15.22%	$338,748	7.00%	N/A	N/A
Bank	592,804	12.37%	335,351	7.00%	$311,397	6.50%
Tier 1 Capital
Company	736,414	15.22%	411,337	8.50%	N/A	N/A
Bank	592,804	12.37%	407,212	8.50%	383,258	8.00%
Total Capital
Company	756,900	15.64%	508,123	10.50%	N/A	N/A
Bank	619,290	12.93%	503,026	10.50%	479,073	10.00%
Leverage Ratio (1)
Company	736,414	10.18%	289,259	4.00%	N/A	N/A
Bank	592,804	8.26%	287,229	4.00%	359,036	5.00%

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

The components of the net deferred tax asset is as follows:

	At December 31,
	2023	2022
	(In thousands)
Deferred tax asset
Allowance for credit losses	$4,853	$5,858
Securities available for sale	79,865	107,493
State franchise taxes	4,816	3,805
Deferred compensation	3,828	4,091
Purchased assets and assumed liabilities	321	229
Post-retirement benefits	367	405
Employee benefit accruals	3,454	3,096
VISA Class B shares	343	507
Accrued liabilities	1,172	840
Premises and equipment	1,175	1,193
Lease liability	5,413	4,548
Other	69	99
Total deferred tax asset	105,676	132,164
Deferred tax liability
Net deferred loan costs	-	193
Right-of-use asset	5,413	4,548
Intangible assets	451	453
Limited partnership investments	305	1,830
Total deferred tax liability	6,169	7,024
Net deferred tax asset	$99,507	$125,140

Based on Management’s judgment, a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income. Net deferred tax assets are included with other assets in the consolidated balance sheets.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Current income tax expense:
Federal	$38,075	$26,785	$15,299
State	23,731	16,075	11,320
Total current	61,806	42,860	26,619
Deferred income tax (benefit) expense:
Federal	(1,197)	(1,349)	1,281
State	(798)	2,046	842
Total deferred	(1,995)	697	2,123
Provision for income taxes
Federal	-	-	(472)
State	-	-	2,248
Total change in valuation reserve	-	-	1,776
Provision for income taxes	$59,811	$43,557	$30,518

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Federal income taxes due at statutory rate	$46,532	$34,774	$24,576
(Reductions) additions in income taxes resulting from:
Interest on state and municipal securities and loans not taxable for federal income tax purposes	(1,188)	(1,484)	(2,070)
State franchise taxes, net of federal income tax benefit	18,117	14,315	9,757
Change in valuation reserve	-	-	1,776
Stock compensation deduction less than (in excess of) book expense	3	30	-
Tax credits	(2,943)	(3,439)	(2,621)
Dividend received deduction	(66)	(56)	(48)
Cash value life insurance	(597)	(421)	(389)
Other	(47)	(162)	(463)
Provision for income taxes	$59,811	$43,557	$30,518

At December 31, 2023 and December 31, 2022, the Company had no uncertain tax positions related to previous years’ tax returns which were under examination.

The Company classifies interest and penalties as a component of the provision for income taxes. For tax years 2023 and 2022, no interest or penalties were recognized as a component of the provision for income taxes. At December 31, 2023, the tax years ended December 31, 2022, 2021 and 2020 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2022, 2021, 2020 and 2019 remain subject to examination by the California Franchise Tax Board.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At December 31, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$239,454	$-	$239,454	$-
Securities of U.S. Government sponsored entities	294,919	-	294,919	-
Obligations of states and political subdivisions	71,283	-	71,283	-
Corporate securities	1,909,548	-	1,909,548	-
Collateralized loan obligations	1,484,597	-	1,484,597	-
Total debt securities available for sale	$3,999,801	$-	$3,999,801	$-

(1)   There were no transfers in to or out of level 3 during the year ended December 31, 2023.

	At December 31, 2022
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$286,048	$-	$286,048	$-
Securities of U.S. Government sponsored entities	290,853	-	290,853	-
Obligations of states and political subdivisions	82,004	-	82,004	-
Corporate securities	2,099,955	-	2,099,955	-
Collateralized loan obligations	1,572,883	-	1,572,883	-
Total debt securities available for sale	$4,331,743	$-	$4,331,743	$-

(1)   There were no transfers in to or out of level 3 during the year ended December 31, 2022.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at December 31, 2023 and December 31, 2022, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the
					Year Ended
	At December 31, 2023				December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$110	$-	$-	$110	$-
Total assets measured at fair value on a nonrecurring basis	$110	$-	$-	$110	$-

					For the
					Year Ended
	At December 31, 2022				December 31, 2022
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$225	$-	$-	$225	$-
Total assets measured at fair value on a nonrecurring basis	$225	$-	$-	$225	$-

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

	At December 31, 2023
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$190,314	$190,314	$190,314	$-	$-
Debt securities held to maturity	878,396	849,562	-	849,562	-
Loans	849,735	847,031	-	-	847,031

Financial Liabilities:
Deposits	$5,474,267	$5,474,012	$-	$5,377,465	$96,547
Short-term borrowed funds	58,162	58,162	-	58,162	-

	At December 31, 2022
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$294,236	$294,236	$294,236	$-	$-
Debt securities held to maturity	915,913	873,511	-	873,511	-
Loans	938,204	905,720	-	-	905,720

Financial Liabilities:
Deposits	$6,225,290	$6,224,791	$-	$6,094,535	$130,256
Short-term borrowed funds	57,792	57,792	-	57,792	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 12: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not unconditionally cancellable by the Company aggregated $29,958 thousand at December 31, 2023 and $31,889 thousand at December 31, 2022. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $206,028 thousand at December 31, 2023 and $202,696 thousand at December 31, 2022. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $2,044 thousand at December 31, 2023 and $1,948 thousand at December 31, 2022. Commitments for commercial and similar letters of credit totaled $95 thousand at December 31, 2023 and $95 thousand at December 31, 2022. The Company had $1,000 thousand in outstanding full recourse guarantees to a third party credit card company at December 31, 2023 and $950 thousand at December 31, 2022. At December 31, 2023, the Company had a reserve for unfunded commitments of $201 thousand for the above-mentioned loan commitments of $29,958 thousand that are not unconditionally cancellable by the Company. The Company’s reserve for unfunded commitments was $201 thousand at December 31, 2022. The reserve for unfunded commitments is included in other liabilities.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount can be reasonably estimated.

Note 13: Retirement Benefit Plans

The Company sponsors a qualified defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to noninterest expense related to discretionary Company contributions to the Deferred Profit-Sharing Plan were $1,090 thousand in 2023, $1,030 thousand in 2022, and $1,028 thousand in 2021.

The Company also sponsors a qualified defined contribution Tax Deferred Savings/Retirement Plan (ESOP) covering salaried employees who become eligible to participate upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax or after-tax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests primarily in Westamerica Bancorporation common stock. The Company funds contributions to match participating employees’ contributions, subject to certain limits. The matching contributions charged to compensation expense were $873 thousand in 2023, $921 thousand in 2022, and $972 thousand in 2021.

The Company offers a continuation of group insurance coverage to eligible employees electing early retirement, for the period from the date of retirement until age 65. For eligible employees the Company pays a portion of these early retirees’ group insurance premiums. The Company also reimburses a portion of Medicare Part B premiums for all qualifying retirees over age 65 and, if eligible, their spouses. Eligibility for post-retirement medical benefits is based on age and years of service, and restricted to employees hired prior to February 1, 2006 who elect early retirement prior to January 1, 2024. The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. The Company used a December 31 measurement date for determining post-retirement medical benefit calculations.

The following tables set forth the net periodic post-retirement benefit cost and the change in the benefit obligation for the year ended December 31 and the funded status of the post-retirement benefit plan as of December 31:

Net Periodic Benefit Cost

	At December 31,
	2023	2022	2021
	(In thousands)
Service benefit	$(56)	$(19)	$(15)
Interest cost	70	38	30
Net periodic cost	$14	$19	$15

Obligation and Funded Status

	At December 31,
	2023	2022	2021
Change in benefit obligation	(In thousands)
Benefit obligation at beginning of year	$1,401	$1,527	$1,654
Service benefit	(56)	(19)	(15)
Interest cost	70	38	30
Benefits paid	(139)	(145)	(142)
Benefit obligation at end of year	$1,276	$1,401	$1,527
Accumulated post-retirement benefit obligation attributable to:
Retirees	$1,276	$1,401	$1,527
Other	-	-	-
Total	$1,276	$1,401	$1,527
Fair value of plan assets	-	-	-
Accumulated post-retirement benefit obligation in excess of plan assets	$1,276	$1,401	$1,527

[The remainder of this page intentionally left blank]

Additional Information

Assumptions

	At December 31,
	2023	2022	2021

Weighted-average assumptions used to determine benefit obligations
Discount rate	4.75%	5.01%	2.46%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.01%	2.46%	1.80%

The above discount rate is based on the expected return of a portfolio of Corporate Aa debt, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits. Post-retirement medical benefits are currently fixed amounts without provision for future increases; as a result, the assumed annual average rate of inflation used to measure the expected cost of benefits covered by this program is zero percent for 2024 and beyond.

Estimated future benefit payments
(In thousands)
2024	$133
2025	133
2026	133
2027	127
2028	118
Years 2029-2033	424

Note 14: Related Party Transactions

Certain of the Directors, executive officers and their associates have had banking transactions with subsidiaries of the Company in the ordinary course of business. The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2023 and 2022:

	2023	2022
	($ in thousands)

Balance at January 1,	$400	$454
Originations	-	-
Principal reductions	(51)	(54)
Balance at December 31,	$349	$400
Percent of total loans outstanding.	0.04%	0.04%

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

[The remainder of this page intentionally left blank]

Note 16: Other Comprehensive Income (loss)

The components of other comprehensive income (loss) and other related tax effects were:

	2023
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Changes in net unrealized losses arising during the year	$93,326	$(27,591)	$65,735
Reclassification of losses included in net income	125	(37)	88
Other comprehensive income	$93,451	$(27,628)	$65,823

	2022
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Changes in net unrealized losses/gains arising during the year	$(434,107)	$128,338	$(305,769)
Other comprehensive loss	$(434,107)	$128,338	$(305,769)

	2021
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Changes in net unrealized gains arising during the year	$(91,891)	$27,167	$(64,724)
Reclassification of gains included in net income	(34)	10	(24)
Other comprehensive loss	$(91,925)	$27,177	$(64,748)

Accumulated other comprehensive income (loss) balances were:

Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance, December 31, 2020	$114,412
Changes in unrealized gains on debt securities available for sale, net of tax	(64,748)
Balance, December 31, 2021	49,664
Changes in unrealized losses/gains on debt securities available for sale, net of tax	(305,769)
Balance, December 31, 2022	(256,105)
Changes in unrealized losses on debt securities available for sale, net of tax	65,823
Balance, December 31, 2023	$(190,282)

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

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Net income (numerator)	$161,768	$122,034	$86,509
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,703	26,895	26,855
Basic earnings per common share	$6.06	$4.54	$3.22
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,703	26,895	26,855
Add common stock equivalents for options	3	12	15
Weighted average number of common shares outstanding - diluted (denominator)	26,706	26,907	26,870
Diluted earnings per common share	$6.06	$4.54	$3.22

For the years ended December 31, 2023, 2022 and 2021, options to purchase 983 thousand, 787 thousand and 649 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

Note 18: Westamerica Bancorporation (Parent Company Only Condensed Financial Information)

Statements of Income and Comprehensive Income

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Dividends from subsidiaries	$110,769	$70,267	$29,279
Interest income	57	49	44
Other income	11,935	11,386	11,608
Total income	122,761	81,702	40,931
Salaries and benefits	5,710	5,832	6,612
Other expense	2,315	2,609	2,279
Total expense	8,025	8,441	8,891
Income before taxes and equity in undistributed income of subsidiaries	114,736	73,261	32,040
Income tax expense	(1,179)	(881)	(645)
Earnings of subsidiaries greater than subsidiary dividends	48,211	49,654	55,114
Net income	161,768	122,034	86,509
Other comprehensive income (loss), net of tax	65,823	(305,769)	(64,748)
Comprehensive income (loss)	$227,591	$(183,735)	$21,761

[The remainder of this page intentionally left blank]

Balance Sheets

	At December 31,
	2023	2022
	(In thousands)
Assets
Cash	$154,999	$99,478
Investment in Westamerica Bank	578,535	464,500
Investment in non-bank subsidiaries	451	453
Premises and equipment, net	9,123	9,411
Accounts receivable from Westamerica Bank	341	245
Other assets	45,694	44,831
Total assets	$789,143	$618,918
Liabilities
Accounts payable to Westamerica Bank	$71	$40
Other liabilities	16,178	16,768
Total liabilities	16,249	16,808
Shareholders' equity	772,894	602,110
Total liabilities and shareholders' equity	$789,143	$618,918

Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022	2021
	(In thousands)
Operating Activities
Net income	$161,768	$122,034	$86,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	539	563	569
Decrease (increase) in accounts receivable from affiliates	1,224	(771)	117
Increase in other assets	(2,048)	(1,639)	(1,223)
Stock option compensation expense	1,356	1,309	1,419
Provision for deferred income tax	1,179	881	645
(Decrease) increase in other liabilities	(1,326)	(38)	254
Earnings of subsidiaries greater than subsidiary dividends	(48,211)	(49,654)	(55,114)
Net Cash Provided by Operating Activities	114,481	72,685	33,176
Investing Activities
Purchases of equipment	(209)	(5)	(78)
Net Cash Used in Investing Activities	(209)	(5)	(78)
Financing Activities
Exercise of stock options	950	2,255	3,017
Retirement of common stock	(13,747)	(218)	(232)
Common stock dividends paid	(45,954)	(45,182)	(44,304)
Net Cash Used in Financing Activities	(58,751)	(43,145)	(41,519)
Net change in cash and due from banks	55,521	29,535	(8,421)
Cash and due from banks at beginning of period	99,478	69,943	78,364
Cash and due from banks at end of period	$154,999	$99,478	$69,943
Supplemental Cash Flow Disclosures:
Supplemental disclosure of cash flow activities:
Income tax payments for the period	$64,017	39,840	27,673

[The remainder of this page intentionally left blank]

Note 19: Quarterly Financial Information (Unaudited)

For the Three Months Ended
March 31,	June 30,	September 30,	December 31,
(In thousands, except per share data and
price range of common stock)
2023
Interest and loan fee income	$69,624	$70,489	$72,848	$71,052
Net interest income	69,153	69,882	71,715	69,373
(Reversal of ) provision for loan losses	(1,550)	-	400	-
Noninterest income	10,549	10,700	11,281	10,992
Noninterest expense	26,210	25,839	25,650	25,517
Income before taxes	55,042	54,743	56,946	54,848
Net income	40,451	40,248	41,601	39,468
Basic earnings per common share	1.51	1.51	1.56	1.48
Diluted earnings per common share	1.51	1.51	1.56	1.48
Dividends paid per common share	0.42	0.42	0.44	0.44
Price range, common stock	44.04	-	58.34	36.85	-	43.50	38.87	-	49.87	42.59	-	57.21
2022
Interest and loan fee income	$43,759	$47,997	$60,802	$69,198
Net interest income	43,279	47,514	60,315	68,723
Provision for loan losses	-	-	-	-
Noninterest income	11,576	11,264	11,818	10,463
Noninterest expense	24,875	24,629	24,767	25,090
Income before taxes	29,980	34,149	47,366	54,096
Net income	22,616	25,314	34,760	39,344
Basic earnings per common share	0.84	0.94	1.29	1.46
Diluted earnings per common share	0.84	0.94	1.29	1.46
Dividends paid per common share	0.42	0.42	0.42	0.42
Price range, common stock	57.54	-	62.76	55.66	-	61.30	52.29	-	61.52	52.22	-	63.39
2021
Interest and loan fee income	$42,316	$44,276	$43,810	$43,041
Net interest income	41,841	43,792	43,318	42,537
Provision for loan losses	-	-	-	-
Noninterest income	10,189	11,032	11,282	10,842
Noninterest expense	24,906	24,291	24,697	23,912
Income before taxes	27,124	30,533	29,903	29,467
Net income	20,147	22,579	22,063	21,720
Basic earnings per common share	0.75	0.84	0.82	0.81
Diluted earnings per common share	0.75	0.84	0.82	0.81
Dividends paid per common share	0.41	0.41	0.41	0.42
Price range, common stock	55.82	-	66.43	57.67	-	64.80	54.03	-	58.55	53.78	-	58.00

[The remainder of this page intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Westamerica Bancorporation

San Rafael, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans – Reasonable and Supportable Forecasts - Refer to Notes 1 and 3 to the financial statements

The allowance for credit losses on loans is an accounting estimate of expected credit losses over the estimated life of loans. ASC 326, Financial Instruments – Credit Losses, requires a financial asset (or a group of financial assets), including the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. The allowance for credit losses on loans as of December 31, 2023 was $16,867,000.

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

The primary procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of controls over the application of reasonable and supportable forecasts, including controls addressing:

o	The reasonable and supportable forecasts methodology,
o	Significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables, and
o	The accuracy of the reasonable and supportable forecasts calculation.

●	Substantively testing management’s process for the application of reasonable and supportable forecasts, including:
o	Evaluation of the reasonable and supportable forecasts methodology,
o	Evaluation of significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables, and
o	Evaluation of the accuracy of the reasonable and supportable forecasts calculation.

/s/ Crowe LLP

Crowe LLP

We have served as the Company's auditor since 2015.

Sacramento, California

February 28, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2023.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 51 and 90, respectively.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2023, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K of the Securities Act of 1933) that is applicable to its senior financial officers including its chief executive officer, chief financial officer, and principal accounting officer.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

[The remainder of this page intentionally left blank]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2023:

	At December 31, 2023
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(In thousands, except exercise price)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	973	$60	705
Equity compensation plans not approved by security holders	-	N/A	-
Total	973	$60	705

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2024 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

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

3(b)	By-laws, as amended (composite copy), incorporated by reference to Exhibit 3.2 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on April 28, 2023.
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

10(y)

Form of Indemnification Agreement between Westamerica Bank and its directors, incorporated by reference to the Exhibit 10.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2019.

11.1	Statement re computation of per share earnings incorporated by reference to Note 17 of the notes to the consolidated financial statements of this Report.
14

Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 10, 2004.

21	Subsidiaries of the registrant.
23.1	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Incentive-Based Compensation Recovery Policy
101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover page of Westamerica Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (contained in Exhibit 101)

*       Indicates management contract or compensatory plan or arrangement.

The exhibits listed above are available through the SEC’s website (https://www.sec.gov). Alternatively, the Company will furnish to shareholders a copy of any exhibit listed above, but not contained herein, upon written request to the Office of the Corporate Secretary A-2M, Westamerica Bancorporation, P.O. Box 1200, Suisun City, California 94585-1200, and payment to the Company of $.25 per page, provided that a copy of the Code of Ethics will be provided without charge.

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

Date: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Payne	Chairman of the Board and Directors	February 28, 2024
David L. Payne	President and Chief Executive Officer (Principal Executive Officer)

/s/ John “Robert” Thorson	Senior Vice President and Chief Financial Officer	February 28, 2024
John “Robert” Thorson	(Principal Financial and Accounting Officer)

/s/ Alisa Belew	Director	February 28, 2024
Alisa Belew

/s/ E. Joseph Bowler	Director	February 28, 2024
E. Joseph Bowler

	Director	February 28, 2024
Martin Camsey

/s/ Melanie Martella Chiesa	Director	February 28, 2024
Melanie Martella Chiesa

/s/ Michele Hassid	Director	February 28, 2024
Michele Hassid

/s/ Edward B. Sylvester	Lead Independent Director	February 28, 2024
Edward B. Sylvester

/s/ Inez Wondeh	Director	February 28, 2024
Inez Wondeh