Form 10-Q
period 2024-03-31
WESTAMERICA BANCORPORATION
filed 2024-05-09
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission file number: 001-09383

WESTAMERICA BANCORPORATION

(Exact Name of Registrant as Specified in Its Charter)

California	94-2156203
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                  No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of April 30, 2024
Common Stock, No Par Value	26,678,401

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

These factors include but are not limited to (1) the length and severity of any difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset values including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by civil unrest, terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the local, regional and national economies; (6) changes in the interest rate environment and monetary policy; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing or security systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments, particularly the impact of rising interest rates on the Company’s securities portfolio; (11) asset/liability management risks; (12) liquidity risks including the impact of recent adverse developments in the banking industry; (13) the effect of climate change, natural disasters, including earthquakes, hurricanes, fire, flood, drought, and other disasters, on the uninsured value of the Company’s assets and of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values; (14) changes in the securities markets; (15) the duration and severity of pandemics and governmental and customer responses; (16) inflation and (17) the outcome of contingencies, such as legal proceedings. However, the reader should not consider the above-mentioned factors to be a complete set of all potential risks or uncertainties.

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statements in this report to reflect circumstances or events that occur after the date forward looking statements are made, except as may be required by law. The reader is directed to Part II – Item 1A “Risk Factors” of this report and other risk factors discussed elsewhere in the Company's annual report on Form 10-K for the year ended December 31, 2023, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At March 31,	At December 31,
	2024	2023
	(In thousands)
Assets:
Cash and due from banks	$434,250	$190,314
Debt securities available for sale	3,889,177	3,999,801
Debt securities held to maturity, net of allowance for credit losses of $1 at March 31, 2024 and December 31, 2023 (Fair value of $829,455 at March 31, 2024 and $849,562 at December 31, 2023)	868,725	878,396
Loans	844,677	866,602
Allowance for credit losses on loans	(15,879)	(16,867)
Loans, net of allowance for credit losses on loans	828,798	849,735
Premises and equipment, net	26,458	27,016
Identifiable intangibles, net	291	347
Goodwill	121,673	121,673
Other assets	295,313	297,310
Total Assets	$6,464,685	$6,364,592

Liabilities:
Noninterest-bearing deposits	$2,514,161	$2,605,844
Interest-bearing deposits	2,840,764	2,868,423
Total deposits	5,354,925	5,474,267
Bank Term Funding Program borrowings	200,000	-
Securities sold under repurchase agreements	50,334	58,162
Other liabilities	67,735	59,269
Total Liabilities	5,672,994	5,591,698

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized: 150,000 shares issued and outstanding: 26,678 at March 31, 2024 and 26,671 at December 31, 2023	473,954	473,136
Deferred compensation	35	35
Accumulated other comprehensive loss	(196,857)	(190,282)
Retained earnings	514,559	490,005
Total Shareholders' Equity	791,691	772,894
Total Liabilities and Shareholders' Equity	$6,464,685	$6,364,592

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the
	Three Months Ended
	March 31,
	2024	2023
	(In thousands,
	except per share data)
Interest and Fee Income:
Loans	$11,324	$11,740
Equity securities	174	152
Debt securities available for sale	46,243	46,810
Debt securities held to maturity	8,722	8,980
Interest-bearing cash	2,283	1,942
Total Interest and Fee Income	68,746	69,624
Interest Expense:
Deposits	2,106	458
Bank Term Funding Program borrowings	843	-
Securities sold under repurchase agreements	52	13
Total Interest Expense	3,001	471
Net Interest and Fee Income	65,745	69,153
Provision (Reversal of Provision) for Credit Losses	300	(1,550)
Net Interest and Fee Income After Provision (Reversal of Provision) for Credit Losses	65,445	70,703
Noninterest Income:
Service charges on deposit accounts	3,470	3,465
Merchant processing services	2,507	2,637
Debit card fees	1,543	1,642
Trust fees	794	765
ATM processing fees	591	654
Other service fees	438	399
Other noninterest income	754	987
Total Noninterest Income	10,097	10,549
Noninterest Expense:
Salaries and related benefits	12,586	12,067
Occupancy and equipment	5,040	5,485
Outsourced data processing services	2,536	2,444
Limited partnership operating losses	1,440	1,434
Courier service	649	615
Professional fees	402	476
Other noninterest expense	3,446	3,689
Total Noninterest Expense	26,099	26,210
Income Before Income Taxes	49,443	55,042
Provision for income taxes	13,026	14,591
Net Income	$36,417	$40,451

Average Common Shares Outstanding	26,674	26,859
Average Diluted Common Shares Outstanding	26,675	26,866
Per Common Share Data:
Basic earnings	$1.37	$1.51
Diluted earnings	1.37	1.51
Dividends paid	0.44	0.42

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Net income	$36,417	$40,451
Other comprehensive income (loss):
Changes in net unrealized losses on debt securities available for sale	(9,335)	34,830
Deferred tax benefit (expense)	2,760	(10,298)
Changes in net unrealized losses on debt securities available for sale, net of tax	(6,575)	24,532
Total comprehensive income	$29,842	$64,983

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	Income (Loss)	Earnings	Total
	(In thousands except per share data)

Balance, December 31, 2022	26,913	$475,086	$35	$(256,105)	$383,094	$602,110
Net income for the period					40,451	40,451
Other comprehensive income				24,532		24,532
Restricted stock activity	9	508				508
Stock based compensation	-	339				339
Stock awarded to employees	-	35				35
Retirement of common stock	(274)	(4,844)			(8,903)	(13,747)
Dividends ($0.42 per share)					(11,303)	(11,303)
Balance, March 31, 2023	26,648	$471,124	$35	$(231,573)	$403,339	$642,925

Balance, December 31, 2023	26,671	$473,136	$35	$(190,282)	$490,005	$772,894
Net income for the period					36,417	36,417
Other comprehensive loss				(6,575)		(6,575)
Restricted stock activity	11	505				505
Stock based compensation	-	364				364
Stock awarded to employees	-	31				31
Retirement of common stock	(4)	(82)			(128)	(210)
Dividends ($0.44 per share)					(11,735)	(11,735)
Balance, March 31, 2024	26,678	$473,954	$35	$(196,857)	$514,559	$791,691

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months
	Ended March 31,
	2024	2023
	(In thousands)
Operating Activities:
Net income	$36,417	$40,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	2,962	3,044
Provision (reversal of provision) for credit losses	300	(1,550)
Net amortization of deferred net loan fees	(150)	(128)
Stock option compensation expense	364	339
Net changes in:
Interest income receivable	568	(118)
Income taxes payable	9,742	14,336
Deferred tax asset	3,285	254
Other assets	596	1,930
Interest expense payable	1,009	32
Other liabilities	(2,881)	(3,508)
Net Cash Provided by Operating Activities	52,212	55,082

Investing Activities:
Net repayments of loans	20,787	19,213
Purchases of Federal Reserve Bank stock	-	(2,192)
Proceeds from maturity/calls of debt securities available for sale	98,966	147,030
Proceeds from maturity/calls of debt securities held to maturity	11,208	8,073
Purchases of premises and equipment	(122)	(511)
Net Cash Provided by Investing Activities	130,839	171,613

Financing Activities:
Net change in deposits	(119,342)	(325,975)
Net change in borrowings	192,172	25,296
Retirement of common stock	(210)	(13,747)
Common stock dividends paid	(11,735)	(11,303)
Net Cash Provided by (Used in) Financing Activities	60,885	(325,729)
Net Change In Cash and Due from Banks	243,936	(99,034)
Cash and Due from Banks at Beginning of Period	190,314	294,236
Cash and Due from Banks at End of Period	$434,250	$195,202

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$2,641	$1,144
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	1,632	1,519
Interest paid for the period	1,992	439

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

Note 2: Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, it is reasonably possible conditions could change materially affecting results of operations and financial conditions. Certain risks, uncertainties and other factors, including those discussed in “Risk Factors” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 may cause actual future results to differ materially from the results discussed in this report on Form 10-Q. Management continues to evaluate the impacts of inflation, the Federal Reserve’s monetary policy and climate changes on the Company’s business. During the first half of 2023, the banking industry experienced significant volatility with several regional bank failures. Industrywide concerns developed related to liquidity, deposit outflows and unrealized losses on investment debt securities. These recent events and concerns could adversely affect the Company’s ability to effectively fund its operations. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects. The extent of the impact on the Company’s results of operations, cash flow, liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted. Furthermore, the effects could have a material impact on the Company’s results of operations and heighten many of the risk factors discussed in the Company’s Annual  Report on Form 10-K for the year ended December 31, 2023.

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

Nonmarketable Equity Securities. Nonmarketable equity securities include securities that are not publicly traded, such as Visa Class B-1 common stock, and securities acquired to meet regulatory requirements, such as Federal Reserve Bank stock, which are restricted. These restricted securities are accounted for under the cost method and are included in other assets. The Company reviews those assets accounted for under the cost method at least quarterly. The Company’s review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment’s cash flows and capital needs, the viability of its business model and any exit strategy. When the review indicates that impairment exists the asset value is reduced to fair value. The Company recognizes the estimated loss in noninterest income. See Note 6 to the unaudited consolidated financial statements for additional information related to nonmarketable equity securities.

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

Recently Adopted Accounting Standards

FASB ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued March 2020. The ASU provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” The ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 2024. As of March 31, 2024, all contracts and transactions within the scope of ASU 2020-04 have transitioned to alternative reference rates. The accounting effects of the transition to alternative reference rates were applied prospectively as an adjustment to the effective interest rate and did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, was issued June 2022. The ASU clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. Additionally, the ASU requires specific disclosures related to equity securities that are subject to contractual sale restrictions. The required disclosures include (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company adopted the ASU on January 1, 2024 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

FASB ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, was issued December 14, 2023. The ASU enhances the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The ASU primarily requires additional disclosures as part of the reconciliation of the effective tax rate to statutory tax rate, the amount of income taxes paid, net of refunds received, and income tax expense disaggregated between federal and state jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is to be applied prospectively, with retrospective application permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, was issued November 27, 2023. The ASU requires disclosure of certain significant segment expenses and other items, the title and position of the chief operating decision maker and information about how the reported measures of segment profit or loss are used in assessing segment performance. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3:  Investment Securities

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $1 thousand at March 31, 2024 and December 31, 2023, follows. In accordance with GAAP, unrealized gains and losses on held to maturity securities have not been recognized in the Company’s financial statements.

	At March 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential mortgage-backed securities ("MBS")	$246,519	$3	$(20,958)	$225,564
Securities of U.S. Government sponsored entities	309,376	-	(16,793)	292,583
Obligations of states and political subdivisions	72,436	11	(1,981)	70,466
Corporate securities	2,107,512	454	(227,986)	1,879,980
Collateralized loan obligations	1,432,816	934	(13,166)	1,420,584
Total debt securities available for sale	4,168,659	1,402	(280,884)	3,889,177
Debt securities held to maturity:
Agency residential MBS	73,023	15	(5,512)	67,526
Obligations of states and political subdivisions	65,353	12	(780)	64,585
Corporate securities	730,350	-	(33,006)	697,344
Total debt securities held to maturity	868,726	27	(39,298)	829,455
Total	$5,037,385	$1,429	$(320,182)	$4,718,632

	At December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$258,150	$6	$(18,702)	$239,454
Securities of U.S. Government sponsored entities	308,768	2	(13,851)	294,919
Obligations of states and political subdivisions	72,679	42	(1,438)	71,283
Corporate securities	2,129,103	480	(220,035)	1,909,548
Collateralized loan obligations	1,501,248	830	(17,481)	1,484,597
Total debt securities available for sale	4,269,948	1,360	(271,507)	3,999,801
Debt securities held to maturity:
Agency residential MBS	78,565	17	(5,270)	73,312
Obligations of states and political subdivisions	71,182	47	(335)	70,894
Corporate securities	728,650	84	(23,378)	705,356
Total debt securities held to maturity	878,397	148	(28,983)	849,562
Total	$5,148,345	$1,508	$(300,490)	$4,849,363

[The remainder of this page intentionally left blank]

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At March 31, 2024
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$89,869	$88,874	$11,839	$11,787
Over 1 to 5 years	772,465	731,203	314,968	307,527
Over 5 to 10 years	1,626,990	1,422,952	468,896	442,615
Subtotal	2,489,324	2,243,029	795,703	761,929
Collateralized loan obligations	1,432,816	1,420,584	-	-
Agency residential MBS	246,519	225,564	73,023	67,526
Total	$4,168,659	$3,889,177	$868,726	$829,455

	At December 31, 2023
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$52,703	$52,357	$15,117	$15,095
Over 1 to 5 years	756,658	721,179	312,847	307,557
Over 5 to 10 years	1,701,189	1,502,214	471,868	453,598
Subtotal	2,510,550	2,275,750	799,832	776,250
Collateralized loan obligations	1,501,248	1,484,597	-	-
Agency residential MBS	258,150	239,454	78,565	73,312
Total	$4,269,948	$3,999,801	$878,397	$849,562

Expected amortizing principal payments of collateralized loan obligations can differ from actual cash flows because the securities can be called and paid-off. Expected maturities of mortgage-related securities can differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties. In addition, such factors as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At March 31, 2024
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	2	$626	$(5)	105	$224,789	$(20,953)	107	$225,415	$(20,958)
Securities of U.S. Government sponsored entities	4	16,487	(189)	19	276,096	(16,604)	23	292,583	(16,793)
Obligations of states and political subdivisions	3	4,385	(64)	50	56,909	(1,917)	53	61,294	(1,981)
Corporate securities	-	-	-	146	1,859,222	(227,986)	146	1,859,222	(227,986)
Collateralized loan obligations	22	257,880	(4,314)	59	589,010	(8,852)	81	846,890	(13,166)
Total	31	$279,378	$(4,572)	379	$3,006,026	$(276,312)	410	$3,285,404	$(280,884)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At March 31, 2024
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	-	$-	$-	89	$66,528	$(5,512)	89	$66,528	$(5,512)
Obligations of states and political subdivisions	43	32,547	(393)	23	22,767	(387)	66	55,314	(780)
Corporate securities	7	58,391	(1,110)	47	638,953	(31,896)	54	697,344	(33,006)
Total	50	$90,938	$(1,503)	159	$728,248	$(37,795)	209	$819,186	$(39,298)

Based upon the Company’s March 31, 2024 evaluation, the unrealized losses on debt securities were caused by market conditions for these types of securities. Higher levels of risk-free interest rates have caused large declines in bond values generally. Additionally, market rates for non-Treasury bonds are determined by the risk-free interest rate plus a risk premium spread. The Company continually monitors interest rate changes, risk premium spread changes, credit rating changes for issuers of bonds owned, collateralized loan obligations’ collateral levels, and corporate bond issuers’ common stock price changes. All collateralized loan obligations and corporate securities were investment grade rated at March 31, 2024.

The Company does not intend to sell any debt securities available for sale with a material unrealized loss and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis.

The Company evaluates held to maturity corporate securities individually, monitoring each issuer’s financial condition, profitability, cash flows and credit rating agency conclusions. The Company has evaluated each issuer’s historical financial performance and ability to service debt payments, including throughout and following the 2008-2009 recession. The Company has an expectation that nonpayment of the amortized cost basis continues to be zero.

The fair values of debt securities could decline in the future if interest rates increase, the general economy deteriorates, inflation increases, credit ratings decline, the issuers’ financial condition deteriorates, or the liquidity for debt securities declines. As a result, significant credit losses on debt securities may occur in the future.

As of March 31, 2024 and December 31, 2023, the Company’s debt securities pledged to secure public deposits, Bank Term Funding program borrowings and securities sold under repurchase agreements had a carrying amount of $1,900,842 thousand and $2,034,706 thousand, respectively.

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

The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, collateral levels and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities.

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

	For the Three Months Ended March 31,
	2024	2023
	(In thousands)
Allowance for credit losses:
Beginning balance	$1	$1
Provision	-	-
Chargeoffs	-	-
Recoveries	-	-
Total ending balance	$1	$1

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At March 31, 2024, no credit loss allowance was assigned to corporate securities held to maturity.

The following table summarizes the amortized cost of debt securities held to maturity at March 31, 2024, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At March 31, 2024
	AAA/AA/A	BBB+	Not Rated	Total
	(In thousands)
Agency residential MBS	$72,556	$-	$467	$73,023
Obligations of states and political subdivisions	65,173	-	180	65,353
Corporate securities	525,907	204,443	-	730,350
Total	$663,636	$204,443	$647	$868,726

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of March 31, 2024.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months
	Ended March 31,
	2024	2023
	(In thousands)

Taxable	$54,145	$54,749
Tax-exempt from regular federal income tax	994	1,193
Total interest income from investment securities	$55,139	$55,942

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated:

	At March 31,	At December 31,
	2024	2023
	(In thousands)

Commercial	$125,614	$136,550
Commercial real estate	488,479	487,523
Construction	5,064	5,063
Residential real estate	9,697	9,935
Consumer installment & other	215,823	227,531
Total	$844,677	$866,602

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2024
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,216	$5,925	$245	$26	$6,455	$16,867
(Reversal) provision	(463)	(212)	(3)	(4)	982	300
Chargeoffs	-	-	-	-	(2,003)	(2,003)
Recoveries	12	45	-	-	658	715
Total allowance for credit losses	$3,765	$5,758	$242	$22	$6,092	$15,879

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2023
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,138	$5,888	$150	$32	$8,076	$20,284
(Reversal) provision	(2,409)	355	50	6	448	(1,550)
Chargeoffs	(148)	-	-	-	(1,891)	(2,039)
Recoveries	2,165	15	-	-	634	2,814
Total allowance for credit losses	$5,746	$6,258	$200	$38	$7,267	$19,509

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At March 31, 2024
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$119,005	$476,438	$5,064	$9,377	$213,089	$822,973
Substandard	6,609	12,041	-	320	692	19,662
Doubtful	-	-	-	-	1,438	1,438
Loss	-	-	-	-	604	604
Total	$125,614	$488,479	$5,064	$9,697	$215,823	$844,677

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2023
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$130,001	$475,870	$5,063	$9,606	$225,089	$845,629
Substandard	6,549	11,653	-	329	377	18,908
Doubtful	-	-	-	-	1,479	1,479
Loss	-	-	-	-	586	586
Total	$136,550	$487,523	$5,063	$9,935	$227,531	$866,602

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At March 31, 2024
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$125,381	$176	$57	$-	$-	$125,614
Commercial real estate	486,737	785	-	-	957	488,479
Construction	5,064	-	-	-	-	5,064
Residential real estate	9,690	6	-	-	1	9,697
Consumer installment and other	209,510	4,591	1,197	525	-	215,823
Total	$836,382	$5,558	$1,254	$525	$958	$844,677

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2023
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$136,421	$58	$-	$-	$71	$136,550
Commercial real estate	485,476	951	766	-	330	487,523
Construction	5,063	-	-	-	-	5,063
Residential real estate	9,933	-	-	-	2	9,935
Consumer installment and other	220,357	5,544	1,242	388	-	227,531
Total	$857,250	$6,553	$2,008	$388	$403	$866,602

There was no allowance for credit losses allocated to loans on nonaccrual status as of March 31, 2024 or December 31, 2023. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2024 or December 31, 2023.

There were no loan modifications made to borrowers experiencing financial difficulty during the first quarters 2024 and 2023.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans that were considered collateral dependent at March 31, 2024 included the following: ten commercial real estate loans totaling $11.4 million secured by real property and $458 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at March 31, 2024. Loans that were considered collateral dependent at December 31, 2023 included the following: nine commercial real estate loans totaling $10.9 million secured by real property and $377 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2023.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At March 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$23,563	$11,735	$29,189	$16,199	$16,901	$1,688	$99,275	$19,730	$119,005
Substandard	2,470	-	2,835	-	-	-	5,305	1,304	6,609
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$26,033	$11,735	$32,024	$16,199	$16,901	$1,688	$104,580	$21,034	$125,614

Current gross chargeoffs on commercial loans:
For the three months ended March 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$20,554	$4,471	$12,601	$31,770	$22,146	$13,112	$104,654	$25,347	$130,001
Substandard	12	2,492	-	2,835	-	-	5,339	1,210	6,549
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$20,566	$6,963	$12,601	$34,605	$22,146	$13,112	$109,993	$26,557	$136,550

Current gross chargeoffs on commercial loans:
For the year ended December 31, 2023
	$-	$-	$3	$135	$-	$-	$138	$272	$410

	At March 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$232,470	$68,600	$68,201	$50,489	$45,380	$11,298	$476,438	$-	$476,438
Substandard	11,259	782	-	-	-	-	12,041	-	12,041
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$243,729	$69,382	$68,201	$50,489	$45,380	$11,298	$488,479	$-	$488,479

Current gross chargeoffs on commercial real estate loans:
For the three months ended March 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

[The remainder of this page intentionally left blank]

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$172,925	$68,156	$69,324	$68,891	$50,899	$45,675	$475,870	$-	$475,870
Substandard	10,056	811	786	-	-	-	11,653	-	11,653
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$182,981	$68,967	$70,110	$68,891	$50,899	$45,675	$487,523	$-	$487,523

Current gross chargeoffs on commercial real estate loans:
For the year ended December 31, 2023
	$45	$-	$-	$-	$-	$-	$45	$-	$45

	At March 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$9,377	$-	$-	$-	$-	$-	$9,377	$-	$9,377
Substandard	320	-	-	-	-	-	320	-	320
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$9,697	$-	$-	$-	$-	$-	$9,697	$-	$9,697

Current gross chargeoffs on residential real estate loans:
For the three months ended March 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$9,606	$-	$-	$-	$-	$-	$9,606	$-	$9,606
Substandard	329	-	-	-	-	-	329	-	329
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$9,935	$-	$-	$-	$-	$-	$9,935	$-	$9,935

Current gross chargeoffs on residential real estate loans:
For the year ended December 31, 2023
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At March 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$5,064	$5,064
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$5,064	$5,064

Current gross chargeoffs on construction loans:
For the three months ended March 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$5,063	$5,063
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$5,063	$5,063

Current gross chargeoffs on construction loans:
For the year ended December 31, 2023
	$-	$-	$-	$-	$-	$-	$-	$-	$-

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At March 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$14,580	$20,211	$46,273	$65,556	$35,863	$9,651	$192,134	$17,376	$209,510
30-59 days past due	437	336	1,741	1,718	318	-	4,550	41	4,591
60-89 days past due	61	173	562	205	196	-	1,197	-	1,197
Past due 90 days or more	-	67	215	106	92	-	480	45	525
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$15,078	$20,787	$48,791	$67,585	$36,469	$9,651	$198,361	$17,462	$215,823

Current gross chargeoffs on consumer installment and other loans:
For the three months ended March 31, 2024
	$80	$162	$675	$757	$254	$-	$1,928	$75	$2,003

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$6,545	$12,144	$22,700	$51,055	$71,388	$38,699	$202,531	$17,826	$220,357
30-59 days past due	160	277	600	2,345	1,733	332	5,447	97	5,544
60-89 days past due	31	51	153	410	430	122	1,197	45	1,242
Past due 90 days or more	-	8	88	143	138	-	377	11	388
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$6,736	$12,480	$23,541	$53,953	$73,689	$39,153	$209,552	$17,979	$227,531

Current gross chargeoffs on consumer installment and other loans:
For the year ended December 31, 2023
	$246	$161	$843	$2,329	$3,191	$453	$7,223	$276	$7,499

There were no loans held for sale at March 31, 2024 and December 31, 2023.

The Company held no other real estate owned (OREO) at March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, there were no consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person at any one time shall not exceed the following limitations: (a) unsecured credits shall not exceed 15 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures, or (b) secured and unsecured credits in all shall not exceed 25 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures. At March 31, 2024, the Bank did not have credit extended to any one entity exceeding these limits. At March 31, 2024, the Bank had 25 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $30,565 thousand and $30,888 thousand at March 31, 2024 and December 31, 2023, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At March 31, 2024, the Bank held corporate bonds in 107 issuing entities that exceeded $5 million for each issuer.

[The remainder of this page intentionally left blank]

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At March 31,	At December 31,
	2024	2023
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	67,366	66,611
Net deferred tax asset	100,357	99,507
Right-of-use asset	19,975	18,814
Limited partnership investments	27,227	28,667
Interest receivable	54,000	54,568
Prepaid assets	4,454	5,200
Other assets	7,707	9,716
Total other assets	$295,313	$297,310

(1)	A bank applying for membership in the Federal Reserve System is required to subscribe to stock in the Federal Reserve Bank (FRB) in its district in a sum equal to six percent of the bank’s paid-up capital stock and surplus. One-half of the amount of the bank's subscription shall be paid to the FRB and the remaining half will be subject to call when deemed necessary by the Board of Governors of the Federal Reserve System.

The Company owns 211 thousand shares of Visa Inc. (“Visa”) class B common stock which have transfer restrictions; the carrying value is $-0- thousand. Visa disclosed a revised conversion rate applicable to its class B common stock in its Form 8-K dated October 2, 2023. The conversion rate of class B common stock into class A common stock, which is unrestricted and trades actively on the New York Stock Exchange, was reduced from 1.5902 to 1.5875 per share, effective as of September 28, 2023. Visa class A common stock had a closing price of $279.08 per share on March 28, 2024, the last day of stock market trading for the first quarter 2024. The ultimate value of the Company’s Visa class B shares is subject to the extent of Visa’s future litigation escrow fundings, the resulting conversion rate to class A common stock, and current and future trading restrictions on the class B common stock. At its Annual Meeting held January 23, 2024, Visa proposed a Class B Exchange Offer Program authorizing Visa to conduct one or more exchange offers that would allow Class B stockholders to exchange portions of their Class B common stock into freely tradable shares. The proposal was approved by Visa stockholders. Under an initial exchange offer, the Company’s Class B shares were exchanged into Class B-1 shares. A Class B-1 stockholder can elect to exchange a portion of its Class B-1 shares for Class C common stock which is transferable and convertible to Class A common stock. Any exchange of Class B-1 shares into Class C common stock requires the stockholder to execute an indemnification agreement with Visa for Visa’s related unresolved litigation. At March 31, 2024, the Company did not record an adjustment to the carrying value of the Visa Class B shares.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At March 31, 2024, these investments totaled $27,227 thousand and $14,215 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2023, these investments totaled $28,667 thousand and $15,561 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At March 31, 2024, the $14,215 thousand of outstanding equity capital commitments are expected to be paid as follows: $12,731 thousand in the remainder of 2024, $600 thousand in 2025, $145 thousand in 2026, $189 thousand in 2027, and $550 thousand in 2028 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended
	March 31,
	2024	2023
	(In thousands)
Investment loss included in pre-tax income	$1,440	$1,434
Tax credits recognized in provision for income taxes	975	1,020

Other liabilities consisted of the following:

	At March 31,	At December 31,
	2024	2023
	(In thousands)
Operating lease liability	$19,975	$18,814
Other liabilities	47,760	40,455
Total other liabilities	$67,735	$59,269

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of March 31, 2024.

As of March 31, 2024, the Company’s lease liability and right-of-use asset were $19,975 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.3 years and 3.11%, respectively, at March 31, 2024.  The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of March 31, 2024.

Total lease costs were $1,678 thousand and $1,656 thousand in the three months ended March 31, 2024 and March 31, 2023, respectively, and were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the three months ended March 31, 2024 and March 31, 2023.

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At March 31,
2024
(In thousands)
2024	$4,752
2025	5,681
2026	4,035
2027	3,152
2028	2,412
Thereafter	1,407
Total minimum lease payments	21,439
Less: discount	(1,464)
Present value of lease liability	$19,975

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three months ended March 31, 2024 and year ended December 31, 2023, as no triggering events occurred during such periods. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three months ended March 31, 2024 and year ended December 31, 2023, no such adjustments were recorded.

The carrying values of goodwill were:

	At March 31, 2024	At December 31, 2023
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization were:

	At March 31, 2024		At December 31, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(56,517)	$56,808	$(56,461)

As of March 31, 2024, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the three months ended March 31, 2024 (actual)	$56
The remainder of 2024	166
2025	125

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At March 31,	At December 31,
	2024	2023
	(In thousands)
Noninterest-bearing	$2,514,161	$2,605,844
Interest-bearing:
Transaction	1,066,038	1,072,233
Savings	1,681,921	1,699,388
Time deposits less than $100 thousand	54,249	56,100
Time deposits $100 thousand through $250 thousand	29,020	31,107
Time deposits more than $250 thousand	9,536	9,595
Total deposits	$5,354,925	$5,474,267

Demand deposit overdrafts of $553 thousand and $620 thousand were included as loan balances at March 31, 2024 and December 31, 2023, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $21 thousand in the three months ended March 31, 2024 and $34 thousand in the three months ended March 31, 2023.

The following table provides additional detail regarding securities sold under repurchase agreements:

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At March 31,	At December 31,
	2024	2023
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$24,367	$25,669
Corporate securities	233,569	233,947
Total collateral carrying value	$257,936	$259,616
Securities sold under repurchase agreements	$50,334	$58,162

At March 31, 2024, the Company had access to borrowing from the Federal Reserve up to $663,987 thousand based on the collateral pledged at March 31, 2024. Federal Reserve Bank Term Funding Program borrowings were $200,000 thousand at March 31, 2024. For the three months ended March 31, 2024, the average balances of Federal Reserve Bank Term Funding Program borrowings were $62,582 thousand. At March 31, 2024, the Company’s estimated unpledged debt securities collateral qualifying for Federal Reserve borrowing totaled $1,995,076 thousand.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At March 31, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$225,564	$-	$225,564	$-
Securities of U.S. Government sponsored entities	292,583	-	292,583	-
Obligations of states and political subdivisions	70,466	-	70,466	-
Corporate securities	1,879,980	-	1,879,980	-
Collateralized loan obligations	1,420,584	-	1,420,584	-
Total debt securities available for sale	$3,889,177	$-	$3,889,177	$-

(1)   There were no transfers in to or out of level 3 during the three months ended March 31, 2024.

	At December 31, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$239,454	$-	$239,454	$-
Securities of U.S. Government sponsored entities	294,919	-	294,919	-
Obligations of states and political subdivisions	71,283	-	71,283	-
Corporate securities	1,909,548	-	1,909,548	-
Collateralized loan obligations	1,484,597	-	1,484,597	-
Total debt securities available for sale	$3,999,801	$-	$3,999,801	$-

(1)   There were no transfers in to or out of level 3 during the year ended December 31, 2023.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at March 31, 2024 and December 31, 2023, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Three
					Months Ended
	At March 31, 2024				March 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$14	$-	$-	$14	$-
Total assets measured at fair value on a nonrecurring basis	$14	$-	$-	$14	$-

					For the
					Year Ended
	At December 31, 2023				December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$110	$-	$-	$110	$-
Total assets measured at fair value on a nonrecurring basis	$110	$-	$-	$110	$-

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

	At March 31, 2024
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$434,250	$434,250	$434,250	$-	$-
Debt securities held to maturity	868,725	829,455	-	829,455	-
Loans	828,798	819,616	-	-	819,616

Financial Liabilities:
Deposits	$5,354,925	$5,354,518	$-	$5,262,120	$92,398
Bank Term Funding Program borrowings	200,000	200,596	-	200,596	-
Securities sold under repurchase agreements	50,334	50,334	-	50,334	-

	At December 31, 2023
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$190,314	$190,314	$190,314	$-	$-
Debt securities held to maturity	878,396	849,562	-	849,562	-
Loans	849,735	847,031	-	-	847,031

Financial Liabilities:
Deposits	$5,474,267	$5,474,012	$-	$5,377,465	$96,547
Securities sold under repurchase agreements	58,162	58,162	-	58,162	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not unconditionally cancellable by the Company aggregated $29,635 thousand at March 31, 2024 and $29,958 thousand at December 31, 2023. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $212,521 thousand at March 31, 2024 and $206,028 thousand at December 31, 2023. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $1,756 thousand at March 31, 2024 and $2,044 thousand at December 31, 2023. Commitments for commercial and similar letters of credit totaled $95 thousand at March 31, 2024 and December 31, 2023, respectively. The Company had $1,000 thousand in outstanding full recourse guarantees to a third party credit card company at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the Company had a reserve for unfunded commitments of $201 thousand for the above-mentioned loan commitments of $29,635 thousand that are not unconditionally cancellable by the Company. The Company’s reserve for unfunded commitments was $201 thousand at December 31, 2023. The reserve for unfunded commitments is included in other liabilities.

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

	For the Three Months Ended
	March 31,
	2024	2023
	(In thousands, except per share data)
Net income (numerator)	$36,417	$40,451
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,674	26,859
Basic earnings per common share	$1.37	$1.51
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,674	26,859
Add common stock equivalents for options	1	7
Weighted average number of common shares outstanding - diluted (denominator)	26,675	26,866
Diluted earnings per common share	$1.37	$1.51

For the three months ended March 31, 2024 and March 31, 2023, options to purchase 1,109 thousand and 977 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months Ended
	March 31,		December 31,
	2024	2023	2023
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)(1)	$66,094	$69,562	$69,738
Provision (Reversal of Provision) for Credit Losses	300	(1,550)	-
Noninterest Income	10,097	10,549	10,992
Noninterest Expense	26,099	26,210	25,517
Income Before Income Taxes (FTE)(1)	49,792	55,451	55,213
Provision for Income Taxes (FTE)(1)	13,375	15,000	15,745
Net Income	$36,417	$40,451	$39,468

Average Common Shares Outstanding	26,674	26,859	26,662
Average Diluted Common Shares Outstanding	26,675	26,866	26,664
Common Shares Outstanding at Period End	26,678	26,648	26,671

Per Common Share:
Basic Earnings	$1.37	$1.51	$1.48
Diluted Earnings	1.37	1.51	1.48
Book Value Per Common Share	29.68	24.13	28.98

Financial Ratios:
Return On Assets	2.24%	2.31%	2.35%
Return On Common Equity	15.17%	19.11%	16.68%
Net Interest Margin (FTE)(1)	4.30%	4.18%	4.41%
Net Loan Chargeoffs (Recoveries) to Average Loans	0.61%	(0.33)%	0.40%
Efficiency Ratio(2)	34.3%	32.7%	31.6%

Average Balances:
Assets	$6,525,921	$7,112,317	$6,665,040
Loans	853,553	945,864	873,635
Investment securities	5,098,539	5,548,780	5,182,557
Deposits	5,379,060	6,061,923	5,573,281
Shareholders' Equity	965,840	858,473	938,738

Period End Balances:
Assets	$6,464,685	$6,700,471	$6,364,592
Loans	844,677	938,628	866,602
Investment securities	4,757,903	5,126,833	4,878,198
Deposits	5,354,925	5,899,315	5,474,267
Shareholders' Equity	791,691	642,925	772,894

Capital Ratios at Period End:
Total Risk Based Capital	20.21%	16.47%	19.15%
Tangible Equity to Tangible Assets	10.56%	7.92%	10.43%

Dividends Paid Per Common Share	$0.44	$0.42	$0.44
Common Dividend Payout Ratio	32%	28%	30%

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

Financial Overview

Westamerica Bancorporation and subsidiaries (collectively, the “Company”) reported net income of $36.4 million or $1.37 diluted earnings per common share (“EPS”) in the first quarter 2024. First quarter 2023 results compare with net income of $40.5 million or $1.51 EPS for the first quarter 2023 and $39.5 million or $1.48 EPS for the fourth quarter 2023. First quarter 2023 results included a $1.6 million reversal of provision for credit losses, which increased EPS $0.04.

The Federal Open Market Committee of the Federal Reserve Board (“FOMC”) has tightened monetary policy through increases to the overnight federal funds interest rate since March 2022. On May 1, 2024, the FOMC announced that it would maintain the target range for the federal funds rate at the range of 5.25% to 5.50%. The May 1, 2024 Federal Reserve press release stated, “Recent indicators suggest that economic activity has continued to expand at a solid pace. Job gains have remained strong, and the unemployment rate has remained low. Inflation has eased over the past year but remains elevated. In recent months, there has been a lack of further progress toward the Committee's 2 percent inflation objective. The Committee seeks to achieve maximum employment and inflation at the rate of 2 percent over the longer run. The Committee judges that the risks to achieving its employment and inflation goals have moved toward better balance over the past year. The economic outlook is uncertain, and the Committee remains highly attentive to inflation risks. In support of its goals, the Committee decided to maintain the target range for the federal funds rate at 5.25% to 5.50%. In considering any adjustments to the target range for the federal funds rate, the Committee will carefully assess incoming data, the evolving outlook, and the balance of risks. The Committee does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2 percent… The Committee would be prepared to adjust the stance of monetary policy as appropriate if risks emerge that could impede the attainment of the Committee’s goals.” The interest rate paid on reserve balances at the Federal Reserve Bank remained at 5.40% as of March 31, 2024. The Bank maintains reserve balances at the Federal Reserve Bank; the amount that earns interest is identified as “interest-bearing cash”.

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

The Company’s significant accounting policies (see Note 1, “Summary of Significant Accounting Policies,” to Financial Statements in the Company’s 2023 Form 10-K and Note 2 “Summary of Significant Accounting Policies” in this Form 10-Q) are fundamental to understanding the Company’s results of operations and financial condition. The Company adopted the following new accounting guidance:

FASB ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, was issued March 2020. The ASU provides optional expedients and exceptions for applying GAAP to loan and lease agreements, derivative contracts, and other transactions affected by the anticipated transition away from LIBOR toward new interest rate benchmarks. For transactions that are modified because of reference rate reform and that meet certain scope guidance (i) modifications of loan agreements should be accounted for by prospectively adjusting the effective interest rate and the modification will be considered "minor" so that any existing unamortized origination fees/costs would carry forward and continue to be amortized and (ii) modifications of lease agreements should be accounted for as a continuation of the existing agreement with no reassessments of the lease classification and the discount rate or remeasurements of lease payments that otherwise would be required for modifications not accounted for as separate contracts. ASU 2020-04 also provides numerous optional expedients for derivative accounting. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” The ASU 2022-06 deferred the sunset date of ASU 2020-04 to December 2024. As of March 31, 2024, all contracts and transactions within the scope of ASU 2020-04 have transitioned to alternative reference rates. The accounting effects of the transition to alternative reference rates were applied prospectively as an adjustment to the effective interest rate and did not have a material impact on the Company’s consolidated financial statements.

FASB ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, was issued June 2022. The ASU clarifies the guidance in Topic 820 when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security. Additionally, the ASU requires specific disclosures related to equity securities that are subject to contractual sale restrictions. The required disclosures include (1) the fair value of such equity securities reflected in the balance sheet, (2) the nature and remaining duration of the corresponding restrictions, and (3) any circumstances that could cause a lapse in the restrictions. The ASU became effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years, with early adoption permitted. The Company adopted the ASU on January 1, 2024 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2024	2023	2023
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$66,094	$69,562	$69,738
Provision (Reversal of provision) for credit losses	300	(1,550)	-
Noninterest income	10,097	10,549	10,992
Noninterest expense	26,099	26,210	25,517
Income before taxes (FTE)	49,792	55,451	55,213
Income tax provision (FTE)	13,375	15,000	15,745
Net income	$36,417	$40,451	$39,468

Average diluted common shares	26,675	26,866	26,664
Diluted earnings per common share	$1.37	$1.51	$1.48

Average total assets	$6,525,921	$7,112,317	$6,665,040
Net income to average total assets (annualized)	2.24%	2.31%	2.35%
Net income to average common shareholders' equity (annualized)	15.17%	19.11%	16.68%

Net income for the first quarter 2024 decreased $4.0 million compared with the first quarter 2023. Net interest and loan fee income (FTE) decreased $3.5 million in the first quarter 2024 compared with the first quarter 2023 due to lower average balances of interest-earning assets, higher rate on savings and interest-bearing transaction deposit accounts and Bank Term Funding Program borrowings, partially offset by higher yield on interest-earning assets. The Company recorded a $300 thousand provision for credit losses in the first quarter of 2024, based on the results of its current expected credit losses (“CECL”) model and Management’s estimate of credit losses over the remaining life of its loans. The Company recorded a $1.6 million reversal of provision for credit losses in the first quarter of 2023 as a result of a $2.2 million recovery on a previously charged off loan. First quarter 2024 noninterest income decreased compared with the first quarter 2023 primarily due to lower income from merchant processing services fee and lower recoveries of interest and fees on previously charged off loans. First quarter 2024 noninterest expense decreased compared with the first quarter 2023 primarily due to lower occupancy and equipment expenses, partially offset by higher salaries and benefits. The tax rate (FTE) was 26.9% for the first quarter 2024 and 27.1% for the first quarter 2023.

Net income for the first quarter 2024 decreased $3.1 million compared with the fourth quarter 2023. Net interest and loan fee income (FTE) decreased $3.6 million in the first quarter 2024 compared with the fourth quarter 2023 due to lower average balances of interest-earning assets, higher rate on savings and interest-bearing transaction deposit accounts and Bank Term Funding Program borrowings. The Company recorded a $300 thousand provision for credit losses in the first quarter of 2024, based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans. The Company provided no provision for credit losses in the fourth quarter 2023, based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. Noninterest income for the first quarter 2024 decreased compared with the fourth quarter 2023 due to lower income from merchant processing services and debit card fees. Debit card fees in the fourth quarter 2023 included recognition of an annual volume-based incentive. Noninterest expense for the first quarter 2024 increased compared with the fourth quarter 2023. Salaries and benefits increased from the fourth quarter 2023 to the first quarter 2024 primarily due to seasonally higher payroll taxes, annual merit increases and higher group health insurance costs for the employees. The tax rate (FTE) was 26.9% for the first quarter 2024 and 28.5% for the fourth quarter 2023. The fourth quarter 2023 includes a $492 thousand increase to reconcile the 2022 income tax provision to the filed 2022 tax returns.

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2024	2023	2023
	(In thousands)
Interest and loan fee income	$68,746	$69,624	$71,052
Interest expense	3,001	471	1,679
FTE adjustment	349	409	365
Net interest and loan fee income (FTE)	$66,094	$69,562	$69,738

Average earning assets	$6,119,368	$6,665,156	$6,251,143
Net interest margin (FTE) (annualized)	4.30%	4.18%	4.41%

Net interest and loan fee income (FTE) decreased $3.5 million in the first quarter 2024 compared with the first quarter 2023 due to lower average balances of interest-earning assets  (down $546 million), higher rate on savings and interest-bearing transaction deposit accounts (up 0.25%) and an increase in Bank Term Funding Program borrowings (up $63 million), partially offset by higher yield on interest-earning assets (up 0.29%).

Net interest and loan fee income (FTE) decreased $3.6 million in the first quarter 2024 compared with the fourth quarter 2023 due to lower average balances of interest-earning assets (down $132 million), higher rate on savings and interest-bearing transaction deposit accounts (up 0.08%) and an increase in Bank Term Funding Program borrowings (up $63 million).

The annualized net interest margin (FTE) was 4.30% in the first quarter 2024, 4.18% in the first quarter 2023 and 4.41% in the fourth quarter 2023.

The Company’s funding costs were 0.20% in the first quarter 2024, 0.03% in the first quarter 2023 and 0.11% in the fourth quarter 2023. Noninterest bearing deposits represented 47% of average deposits in the first quarter 2024 while higher-cost time deposits represented 2%. Average balances of time deposits in the first quarter 2024 declined $33 million from the first quarter 2023. Average balances of checking and saving deposits accounted for 98.2% of average total deposits in the first quarter 2024, 97.9% in the first quarter 2023 and 98.2% in the fourth quarter 2023.

[The remainder of this page intentionally left blank]

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months Ended
	March 31,		December 31,
	2024	2023	2023

Yield on earning assets (FTE)	4.50%	4.21%	4.52%
Rate paid on interest-bearing liabilities	0.41%	0.06%	0.22%
Net interest spread (FTE)	4.09%	4.15%	4.30%
Impact of noninterest-bearing funds	0.21%	0.03%	0.11%
Net interest margin (FTE)	4.30%	4.18%	4.41%

The Company’s yield on earning assets during the first quarter 2024 increased compared with the first quarter 2023 but decreased compared with the fourth quarter 2023.The Company’s yield on earning assets has been primarily affected by collateralized loan obligations (CLOs), held in debt securities available for sale portfolio, and interest-bearing cash. The CLOs have interest coupons that change once every three months by the amount of change in the three-month SOFR base rate. The average balances and yields of CLOs for the three months ended March 31, 2024 was $1,461 million yielding 7.23%. The average balances and yields of CLOs for the three months ended March 31, 2023 and December 31, 2023 were $1,577 million yielding 6.34% and $1,508 million yielding 7.27%, respectively. The interest-bearing cash yield changes by the amount of change in the overnight federal funds rate on the effective date declared by the FOMC. The average balance and yields of interest-bearing cash for the three months ended March 31, 2024 were $167 million yielding 5.40%. The average balance and yields of interest-bearing cash for the three months ended March 31, 2023 and December 31, 2023 were $171 million yielding 4.56% and $195 million yielding 5.40%, respectively. The Company has other earning assets with variable yields such as commercial loans and lines of credit, consumer lines of credit and adjustable rate residential real estate loans, which are included in “other taxable loans” in the following “Summary of Average Balances, Yields/Rates and Interest Differential.” The rate paid on interest-bearing liabilities increased in the first quarter 2024 compared with the first quarter and fourth quarter 2023 primarily due to competitive pricing.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2024
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,959,352	$54,145	4.37%
Tax-exempt (1)	139,187	1,254	3.60%
Total investments (1)	5,098,539	55,399	4.32%
Loans:
Taxable	811,418	10,984	5.44%
Tax-exempt (1)	42,135	429	4.10%
Total loans (1)	853,553	11,413	5.38%
Total interest-bearing cash	167,276	2,283	5.40%
Total interest-earning assets (1)	6,119,368	69,095	4.50%
Other assets	406,553
Total assets	$6,525,921

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,532,381	$-	-%
Savings and interest-bearing transaction	2,750,008	2,036	0.30%
Time less than $100,000	60,536	49	0.33%
Time $100,000 or more	36,135	21	0.23%
Total interest-bearing deposits	2,846,679	2,106	0.30%
Bank term funding program borrowings	62,582	843	5.40%
Securities sold under repurchase agreements	46,304	52	0.45%
Total interest-bearing liabilities	2,955,565	3,001	0.41%
Other liabilities	72,135
Shareholders' equity	965,840
Total liabilities and shareholders' equity	$6,525,921
Net interest spread (1) (2)			4.09%
Net interest and fee income and interest margin (1) (3)		$66,094	4.30%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2023
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,379,275	$54,749	4.07%
Tax-exempt (1)	169,505	1,508	3.56%
Total investments (1)	5,548,780	56,257	4.06%
Loans:
Taxable	900,183	11,390	5.13%
Tax-exempt (1)	45,681	444	3.94%
Total loans (1)	945,864	11,834	5.07%
Total interest-bearing cash	170,512	1,942	4.56%
Total Interest-earning assets (1)	6,665,156	70,033	4.21%
Other assets	447,161
Total assets	$7,112,317

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,851,600	$-	-%
Savings and interest-bearing transaction	3,080,867	374	0.05%
Time less than $100,000	71,826	50	0.28%
Time $100,000 or more	57,630	34	0.24%
Total interest-bearing deposits	3,210,323	458	0.06%
Securities sold under repurchase agreements	76,835	13	0.07%
Total interest-bearing liabilities	3,287,158	471	0.06%
Other liabilities	115,086
Shareholders' equity	858,473
Total liabilities and shareholders' equity	$7,112,317
Net interest spread (1) (2)			4.15%
Net interest and fee income and interest margin (1) (3)		$69,562	4.18%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended December 31, 2023
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,036,689	$55,711	4.42%
Tax-exempt (1)	145,868	1,321	3.62%
Total investments (1)	5,182,557	57,032	4.35%
Loans:
Taxable	831,292	11,269	5.38%
Tax-exempt (1)	42,343	426	3.99%
Total loans (1)	873,635	11,695	5.31%
Total interest-bearing cash	194,951	2,690	5.40%
Total Interest-earning assets (1)	6,251,143	71,417	4.52%
Other assets	413,897
Total assets	$6,665,040

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,672,170	$-	-%
Savings and interest-bearing transaction	2,799,667	1,559	0.22%
Time less than $100,000	63,474	51	0.32%
Time $100,000 or more	37,970	25	0.26%
Total interest-bearing deposits	2,901,111	1,635	0.22%
Securities sold under repurchase agreements	64,927	44	0.26%
Total interest-bearing liabilities	2,966,038	1,679	0.22%
Other liabilities	88,094
Shareholders' equity	938,738
Total liabilities and shareholders' equity	$6,665,040
Net interest spread (1) (2)			4.30%
Net interest and fee income and interest margin (1) (3)		$69,738	4.41%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2024
	Compared with
	For the Three Months Ended March 31, 2023
	Volume	Yield/Rate	Total
	(In thousands)
(Decrease) increase in interest and loan fee income:
Investment securities:
Taxable	$(4,274)	$3,670	$(604)
Tax-exempt (1)	(270)	16	(254)
Total investments (1)	(4,544)	3,686	(858)
Loans:
Taxable	(1,126)	720	(406)
Tax-exempt (1)	(32)	17	(15)
Total loans (1)	(1,158)	737	(421)
Total interest-bearing cash	(35)	376	341
Total (decrease) increase in interest and loan fee income (1)	(5,737)	4,799	(938)
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(40)	1,702	1,662
Time less than $100,000	(8)	7	(1)
Time $100,000 or more	(12)	(1)	(13)
Total interest-bearing deposits	(60)	1,708	1,648
Bank term funding program borrowings	843	-	843
Securities sold under repurchase agreements	(5)	44	39
Total increase in interest expense	778	1,752	2,530
(Decrease) increase in net interest and loan fee income (1)	$(6,515)	$3,047	$(3,468)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2024
	Compared with
	For the Three Months Ended December 31, 2023
	Volume	Yield/Rate	Total
	(In thousands)
(Decrease) increase in interest and loan fee income:
Investment securities:
Taxable	$(855)	$(711)	$(1,566)
Tax-exempt (1)	(61)	(6)	(67)
Total investments (1)	(916)	(717)	(1,633)
Loans:
Taxable	(383)	98	(285)
Tax-exempt (1)	(3)	6	3
Total loans (1)	(386)	104	(282)
Total interest-bearing cash	(407)	-	(407)
Total decrease in interest and loan fee income (1)	(1,709)	(613)	(2,322)
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(29)	506	477
Time less than $100,000	(3)	1	(2)
Time $100,000 or more	(1)	(3)	(4)
Total interest-bearing deposits	(33)	504	471
Bank term funding program borrowings	843	-	843
Securities sold under repurchase agreements	(13)	21	8
Total increase in interest expense	797	525	1,322
Decrease in net interest and loan fee income (1)	$(2,506)	$(1,138)	$(3,644)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

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

The Company recorded a $300 thousand provision for credit losses in the first quarter of 2024, based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. The Company provided no provision for credit losses in the fourth quarter of 2023, based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. The Company recorded a $1.6 million reversal of provision for credit losses in the first quarter of 2023 as a result of a $2.2 million recovery on a previously charged off loan. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2024	2023	2023
	(In thousands)

Service charges on deposit accounts	$3,470	$3,465	$3,540
Merchant processing services	2,507	2,637	2,863
Debit card fees	1,543	1,642	2,067
Trust fees	794	765	764
ATM processing fees	591	654	622
Other service fees	438	399	445
Other noninterest income	754	987	691
Total	$10,097	$10,549	$10,992

First quarter 2024 noninterest income decreased $452 thousand compared with the first quarter 2023. Merchant processing services fee income decreased in the first quarter 2024 compared with the first quarter 2023 primarily due to lower processing volumes. Other noninterest income decreased in the first quarter 2024 compared with the first quarter 2023 primarily due to lower recoveries of interest and fees on previously charged off loans.

Noninterest income for the first quarter 2024 decreased $895 thousand compared with the fourth quarter 2023. Debit card fees declined from the fourth quarter 2023 to the first quarter 2024 primarily due to recognition of an annual volume-based incentive in the fourth quarter 2023. Merchant processing services fees declined from the fourth quarter 2023 to the first quarter 2024 due to reduced processing volumes.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2024	2023	2023
	(In thousands)

Salaries and related benefits	$12,586	$12,067	$12,156
Occupancy and equipment	5,040	5,485	4,958
Outsourced data processing services	2,536	2,444	2,441
Limited partnership operating losses	1,440	1,434	1,440
Professional fees	402	476	389
Courier service	649	615	681
Other noninterest expense	3,446	3,689	3,452
Total	$26,099	$26,210	$25,517

First quarter 2024 noninterest expense decreased $111 thousand compared with the first quarter 2023. Occupancy and equipment expense decreased in the first quarter 2024 compared with the first quarter 2023 primarily due to decreases in repair and maintenance. Salaries and benefits increased in the first quarter 2024 compared with the first quarter 2023 primarily due to annual merit increases and higher group health insurance costs for employees.

Noninterest expense for the first quarter 2024 increased $582 thousand compared with the fourth quarter 2023. Salaries and benefits increased from the fourth quarter 2023 to the first quarter 2024 primarily due to seasonally higher payroll taxes, annual merit increases and higher group health insurance costs for employees.

Provision for Income Tax

The Company’s income tax provision (FTE) was $13.4 million for the first quarter 2024 compared with $15.0 million for the first quarter 2023 and $15.7 million for the fourth quarter 2023, representing effective tax rates (FTE) of 26.9%, 27.1% and 28.5%, respectively. The fourth quarter 2023 effective tax rates (FTE) was higher than the first quarter 2023 and the first quarter 2024 primarily due to a $492 thousand increase to reconcile the 2022 income tax provision to the filed 2022 tax returns.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, corporations, collateralized loan obligations and agency mortgage-backed securities. The Company had no marketable equity securities at March 31, 2024 and December 31, 2023.

Management manages the investment securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $4.8 billion at March 31, 2024 and $4.9 billion at December 31, 2023. The following table lists debt securities in the Company’s portfolio by type as of the dates indicated. Debt securities held to maturity are listed at amortized cost before related reserve for expected credit losses of $1 thousand at March 31, 2024 and December 31, 2023. Debt securities available for sale are listed at fair value.

	At March 31, 2024		At December 31, 2023
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$292,583	6%	$294,919	6%
Agency residential mortgage-backed securities ("MBS")	298,587	6%	318,019	7%
Obligations of states and political subdivisions	135,819	3%	142,465	3%
Corporate securities	2,610,330	55%	2,638,198	54%
Collateralized loan obligations	1,420,584	30%	1,484,597	30%
Total	$4,757,903	100%	$4,878,198	100%

Debt securities available for sale	$3,889,177		$3,999,801
Debt securities held to maturity	868,726		878,397
Total	$4,757,903		$4,878,198

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

At March 31, 2024, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

[The remainder of this page intentionally left blank]

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At March 31, 2024		At December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$2,107,512	$1,879,980	$2,129,103	$1,909,548
Debt securities held to maturity	730,350	697,344	728,650	705,356
Total corporate securities	$2,837,862	$2,577,324	$2,857,753	$2,614,904

The following table summarizes total corporate securities by credit rating:

	At March 31, 2024		At December 31, 2023
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
AA-	$71,874	3%	$73,016	3%
A+	242,122	9%	250,322	9%
A	354,383	14%	380,257	14%
A-	830,945	32%	825,882	32%
BBB+	641,486	25%	723,767	28%
BBB	436,514	17%	361,660	14%
Total corporate securities	$2,577,324	100%	$2,614,904	100%

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At March 31, 2024		At December 31, 2023
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,492,087	58%	$1,516,147	58%
Utilities	271,551	11%	274,929	10%
Industrial	211,716	8%	215,428	8%
Consumer, Non-cyclical	167,548	6%	170,423	7%
Communications	157,034	6%	158,495	6%
Basic Materials	99,808	4%	100,693	4%
Energy	69,023	3%	69,331	3%
Technology	62,651	2%	63,185	2%
Consumer, Cyclical	45,906	2%	46,273	2%
Total corporate securities	$2,577,324	100%	$2,614,904	100%

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the corporate securities are denominated in United States dollars:

	At March 31, 2024		At December 31, 2023
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,785,322	69%	$1,811,463	69%
Canada	193,203	7%	195,979	7%
Japan	165,056	6%	164,948	6%
United Kingdom	155,902	6%	162,794	6%
Switzerland	93,953	4%	93,898	4%
France	91,642	4%	91,726	4%
Netherlands	35,047	1%	35,381	1%
Australia	24,455	1%	24,800	1%
Belgium	19,814	1%	20,894	1%
Germany	12,930	1%	13,021	1%
Total corporate securities	$2,577,324	100%	$2,614,904	100%

The following table summarizes the above corporate securities with issuer’s headquarters located outside of the United States of America by the industry sector in which the issuing companies operate; all the corporate securities are denominated in United States dollars:

	At March 31, 2024		At December 31, 2023
	Fair value	As a percent of total foreign corporate securities	Fair value	As a percent of total foreign corporate securities
	($ in thousands)
Financial	$693,150	87%	$702,892	87%
Energy	31,968	4%	31,970	4%
Basic materials	24,455	3%	24,800	3%
Consumer, Non-cyclical	19,814	3%	20,895	3%
Consumer, Cyclical	12,930	2%	13,021	2%
Utilities	9,685	1%	9,863	1%
Total foreign corporate securities	$792,002	100%	$803,441	100%

The Company’s $1.4 billion (fair value) in collateralized loan obligations at March 31, 2024, consist of investments in 136 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At March 31, 2024
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$499,727	$496,419
AA	933,089	924,165
Total	$1,432,816	$1,420,584

[The remainder of this page intentionally left blank]

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

Nonperforming Loans

	At March 31,		At December 31,
	2024	2023	2023
	(In thousands)

Nonperforming nonaccrual loans	$957	$207	$401
Performing nonaccrual loans	1	7	2
Total nonaccrual loans	958	214	403
Accruing loans 90 or more days past due	525	571	388
Total nonperforming loans	$1,483	$785	$791

At March 31, 2024, nonaccrual loans consisted of three loans with a commercial real estate loan of a carrying value of $766 thousand. Its collateral value exceeds the loan balance.

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At March 31,	At December 31,
	2024	2023
	(In thousands)

Allowance for credit losses on loans	$15,879	$16,867
Allowance for credit losses on held to maturity debt securities	1	1
Total allowance for credit losses	$15,880	$16,868

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. The Company has evaluated each issuer’s historical financial performance and ability to service debt payments, including throughout and following the 2008-2009 recession. The Company has an expectation that nonpayment of the amortized cost basis continues to be zero. At March 31, 2024, no credit loss allowance was assigned to corporate securities held to maturity based on evaluation of each individual issuer’s historical financial performance throughout full business cycles. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $1 thousand related to municipal securities at March 31, 2024 and December 31, 2023, respectively, reflecting the expected credit losses on debt securities held to maturity.

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

[The remainder of this page intentionally left blank]

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2024	2023	2023
	(In thousands)
Analysis of the Allowance for Credit Losses on Loans
Balance, beginning of period	$16,867	$20,284	$17,744
Provision (Reversal of provision) for credit losses	300	(1,550)	-
Loans charged off:
Commercial	-	(148)	-
Commercial real estate	-	-	(45)
Consumer installment and other	(2,003)	(1,891)	(2,120)
Total chargeoffs	(2,003)	(2,039)	(2,165)
Recoveries of loans previously charged off:
Commercial	12	2,165	165
Commercial real estate	45	15	26
Consumer installment and other	658	634	1,097
Total recoveries	715	2,814	1,288
Net (chargeoffs) recoveries	(1,288)	775	(877)
Balance, end of period	$15,879	$19,509	$16,867

Net chargeoffs (recoveries) as a percentage of average total loans (annualized)	0.61%	(0.33)%	0.40%

Selected financial data: (At the dates indicated)

	At March 31,		At December 31,
	2024	2023	2023
Loans	$844,677	$938,628	$866,602
Nonaccrual loans	958	214	403
Allowance for credit losses as a percentage of loans	1.88%	2.08%	1.95%
Nonaccrual loans as a percentage of loans	0.11%	0.02%	0.05%
Allowance for credit losses to nonaccrual loans	1657.52%	9116.36%	4185.36%

The following table summarizes net (chargeoffs) recoveries and the ratio of net charge-offs (recoveries) to average loans for the periods indicated:

	For theThree Months Ended March 31,						For theThree Months Ended December 31,
	2024			2023			2023
	Net (chargeoffs) Recoveries	Average Loan Balances	As a percentage of Net chargeoffs (recoveries) to Average loans	Net (chargeoffs) Recoveries	Average Loan Balances	As a percentage of Net chargeoffs (recoveries) to Average loans	Net (chargeoffs) Recoveries	Average Loan Balances	As a percentage of Net chargeoffs (recoveries) to Average loans
	($ in thousands)

Commercial	$12	$128,358	(0.01% )	$2,017	$162,075	(1.24)%	$165	$134,473	(0.12)%
Commercial real estate	45	488,989	(0.01% )	15	493,132	-%	(19)	490,645	-%
Construction	-	5,064	-%	-	3,285	-%	-	5,062	-%
Residential real estate	-	9,831	-%	-	13,643	-%	-	10,558	-%
Consumer and other installment	(1,345)	221,311	0.61%	(1,257)	273,729	0.46%	(1,023)	232,897	0.44%
Total	$(1,288)	$853,553	0.15%	$775	$945,864	(0.08)%	$(877)	$873,635	0.10%

The Company's allowance for credit losses on loans is maintained at a level considered adequate to provide for expected losses based on historical loss rates adjusted for current and expected conditions over a forecast period. These include conditions unique to individual borrowers, as well as overall loan loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing and forecasted economic conditions, or credit protection agreements and other factors. Loans that share common risk characteristics are segregated into pools based on common characteristics, which are primarily determined by loan, borrower, or collateral type. Historical loss rates are determined for each pool. Loans that do not share risk characteristics with other loans in the pools are evaluated individually. See Note 2 to the unaudited consolidated financial statements for additional information related to accounting policies.

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2024
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,216	$5,925	$245	$26	$6,455	$16,867
(Reversal) provision	(463)	(212)	(3)	(4)	982	300
Chargeoffs	-	-	-	-	(2,003)	(2,003)
Recoveries	12	45	-	-	658	715
Total allowance for credit losses	$3,765	$5,758	$242	$22	$6,092	$15,879

Management considers the $15.9 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of March 31, 2024.

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

The Company monitors the climate risks of our loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. At March 31, 2024, the Company had $15 million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields and volatile commodity prices without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles are not considered to be material risks to the Company’s automobile lending practices.

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

Management monitors the Company’s interest rate risk using a simulation model, which is periodically assessed using supervisory guidance issued by the Board of Governors of the Federal Reserve System, SR 11-7 “Guidance on Model Risk Management.” Management measures its exposure to interest rate risk using a dynamic composition simulation and static simulation. Within the dynamic composition simulation, Management makes assumptions regarding the expected change in the volume of financial instruments given the assumed change in market interest rates. Within the static simulation, cash flows are assumed redeployed into like financial instruments at prevailing rates and yields. Both simulations are used to measure expected changes in net interest income assuming various levels of change in market interest rates.

The Company’s asset and liability position was generally “asset sensitive” at March 31, 2024, based on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes. However, in the dynamic simulation, an assumed decline in interest rates is expected to result in improved deposit balances funding higher earning asset levels. Further, in the dynamic simulation, no change in interest rates is expected to result in a decline in net interest income as asset yields remain stable and deposit costs rise as the Bank negotiates deposit rates with customers in the current environment.

At March 31, 2024, Management’s most recent measurements of estimated changes in net interest income were:

Dynamic simulation (balance sheet composition changes):
Assumed change in interest rates over 1 year	-2.00%	-1.00%	0.00%	+1.00%	+2.00%
First year change in net interest income	-2.2%	-0.4%	-0.8%	+1.8%	+3.2%

Static simulation (balance sheet composition unchanged):
Assumed immediate change in interest rates	-2.00%	-1.00%	0.00%	+1.00%	+2.00%
First year change in net interest income	-11.5%	-5.6%	0.0%	+5.7%	+11.0%

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets in the first quarter ended March 31, 2024 and the year ended December 31, 2023, respectively. The Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit risk and capital management practices and by maintaining an appropriate level of liquidity.

Total deposits were $5,355 million at March 31, 2024 and $5,474 million at December 31, 2023. Total time deposits were $93 million at March 31, 2024 and $97 million at December 31, 2023. The Company has no foreign time deposits. The standard FDIC deposit insurance amount is $250,000 per depositor, for each account ownership category. At March 31, 2024, estimated federally uninsured deposits and time deposits were $2,491 million and $4 million, respectively.

Banking industry deposits, including for Westamerica Bank, grew rapidly in 2020 and 2021 due to the injection of fiscal stimulus into the United States economy, including Paycheck Protection Program loans, and an easing of Federal Reserve monetary policy, both in response to the COVID pandemic. Federal Reserve monetary policy easing included reduction in the federal funds rate to a range of 0.00% to 0.25% and net purchases of Treasury securities and agency mortgage-backed securities, which increase the money supply and aggregate bank deposits. Subsequently, inflation rose considerably while employment conditions remained strong. In 2022 and 2023, the Federal Reserve’s monetary policy reversed to tightening, in an effort to reduce inflation. The monetary policy tightening included increasing and keeping the federal funds rate to a range of 5.25% to 5.50% and net reductions of Treasury securities and agency mortgage-backed securities, which reduce the money supply and aggregate bank deposits. Westamerica Bank’s deposit totals are subject to both the fiscal policies of the United States government and monetary policies of the Federal Reserve; the 2023 decline in Westamerica Bank deposits was influenced by these fiscal and monetary policies. In addition, the Internal Revenue Service (“IRS”) declared every county in which Westamerica Bank operates as Natural Disaster Areas due to 2022-2023 winter storms; the IRS and California Franchise Tax Board extended the 2022 tax filing deadline and 2023 tax installment payment due dates to November 16, 2023. Management believes this deferment of tax payment deadlines impacted deposit totals in the fourth quarter 2023 as customers paid their federal and California tax obligations. Total deposits declined $119,342 thousand from December 31, 2023 to March 31, 2024 due to competitive pricing of current market rates.

[The remainder of this page intentionally left blank]

The following table shows the time remaining to maturity of the Company’s estimated amounts of uninsured time deposits with a balance greater than $250,000 per depositor per category:

At March 31, 2024
(In thousands)
Three months or less	$2,125
Over three through six months	161
Over six through twelve months	1,798
Over twelve months	202
Total	$4,286

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, investment securities, and amortizing loans. At March 31, 2024, the Company had $434,250 thousand in cash balances. During the twelve months ending March 31, 2025, the Company expects to receive $303,000 thousand in principal payments from its debt securities. If additional operational liquidity is required, the Company can pledge debt securities as collateral for borrowing purposes; at March 31, 2024, the Company’s debt securities which qualify as collateral for borrowing totaled $3,820,309 thousand. In the ordinary course of business, the Company pledges debt securities as collateral for certain depository customers; at March 31, 2024, the Company had pledged $697,846 thousand in debt securities for depository customers. In the ordinary course of business, the Company pledges debt securities as collateral for borrowing from the Federal Reserve Bank; at March 31, 2024, the Company had pledged $863,987 thousand in debt securities at the Federal Reserve Bank. During the quarter ended March 31, 2024, the Company’s average borrowings from the Federal Reserve Bank and other correspondent banks were $62,582 thousand and $-0- thousand, respectively, and at March 31, 2024, the Company’s borrowings from the Federal Reserve Bank and other correspondent banks were $200,000 thousand and $-0- thousand, respectively. At December 31, 2023, the Company’s estimated unpledged collateral qualifying debt securities totaled $1,995,076 thousand based on the Federal Reserve Bank borrowing programs. The Federal Reserve’s Bank Term Funding Program ceased making new loans on March 11, 2024. Debt securities eligible as collateral are shown at market value unless noted otherwise:

At March 31, 2024
(in thousands)
Debt Securities Eligible as Collateral:
Corporate Securities	$2,577,324
Collateralized Loan Obligations rated AAA	496,419
Obligations of States and Political Subdivisions	135,051
Agency Mortgage Backed Securities	294,480
Securities of U.S. Government Sponsored Entities	117,035
Securities of U.S. Government Sponsored Entities (Par Value)	200,000
Total Debt Securities Eligible as Collateral	$3,820,309

Debt Securities Pledged as Collateral:
Deposits by Public Entities	$(697,846)
Short-term Borrowed Funds (Deposit Sweep)	(257,936)
Other	(5,464)
Total Debt Securities Pledged as Collateral	$(961,246)

Debt Securities Pledged at the Federal Reserve Bank	$(863,987)

Estimated Debt Securities Available to Pledge	$1,995,076

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

Westamerica Bancorporation ("Parent Company") is a separate entity apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. The Parent Company had no debt as of March 31, 2024. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees.

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $12 million in the quarter ended March 31, 2024 and $46 million in the year ended December 31, 2023 and retire common stock in the amounts of $14 million in the year ended December 31, 2023. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not impact Parent Company's ability to meet its ongoing cash obligations. Parent Company’s cash balance was $178 million at March 31, 2024 and $155 million at December 31, 2023.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was annualized 15.2% for the first quarter 2024 and 18.1% for the year ended December 31, 2023. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $950 thousand in the year ended December 31, 2023.

The Company paid common dividends totaling $12 million in the quarter ended March 31, 2024 and $46 million in the year ended December 31, 2023, which represent dividends per common share of $0.44 and $1.72, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 274 thousand shares valued at $14 million in the year ended December 31, 2023.

The Company's primary capital resource is shareholders' equity, which was $792 million at March 31, 2024 compared with $773 million at December 31, 2023. The Company's ratio of equity to total assets was 12.25% at March 31, 2024 and 12.14% at December 31, 2023.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At March 31, 2024		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	19.84%	14.88%	7.00%	6.50%
Tier I Capital	19.84%	14.88%	8.50%	8.00%
Total Capital	20.21%	15.39%	10.50%	10.00%
Leverage Ratio	13.54%	10.11%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2023		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	18.76%	14.46%	7.00%	6.50%
Tier I Capital	18.76%	14.46%	8.50%	8.00%
Total Capital	19.15%	14.98%	10.50%	10.00%
Leverage Ratio	12.86%	9.88%	4.00%	5.00%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2024.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the year ended December 31, 2023 includes detailed disclosure about the risks faced by the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

No shares were repurchased during the period from January 1, 2024 through March 31, 2024.

The Company may repurchase shares of its common stock in the open market from time to time to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements. The Company’s most recent repurchase plan was approved on July 28, 2022 and expired on September 1, 2023. There is no stock repurchase plan in place currently.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAMERICA BANCORPORATION

(Registrant)

/s/ John “Robert” Thorson

John “Robert” Thorson

Senior Vice President and Chief Financial Officer

(Principal Financial and Chief Accounting Officer)

Date: May 9, 2024