Form 10-Q
period 2024-06-30
WESTAMERICA BANCORPORATION
filed 2024-08-08
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                                                                 No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of July 30, 2024
Common Stock, No Par Value	26,685,789

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

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At June 30,	At December 31,
	2024	2023
	(In thousands)
Assets:
Cash and due from banks	$486,124	$190,314
Debt securities available for sale	3,699,318	3,999,801
Debt securities held to maturity, net of allowance for credit losses of $1 at June 30, 2024 and December 31, 2023 (Fair value of $817,071 at June 30, 2024 and $849,562 at December 31, 2023)	860,868	878,396
Loans	831,842	866,602
Allowance for credit losses on loans	(15,952)	(16,867)
Loans, net of allowance for credit losses on loans	815,890	849,735
Premises and equipment, net	26,275	27,016
Identifiable intangibles, net	234	347
Goodwill	121,673	121,673
Other assets	301,763	297,310
Total Assets	$6,312,145	$6,364,592

Liabilities:
Noninterest-bearing deposits	$2,459,467	$2,605,844
Interest-bearing deposits	2,671,973	2,868,423
Total deposits	5,131,440	5,474,267
Bank Term Funding Program borrowings	200,000	-
Securities sold under repurchase agreements	100,167	58,162
Other liabilities	64,938	59,269
Total Liabilities	5,496,545	5,591,698

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized: 150,000 shares issued and outstanding: 26,683 at June 30, 2024 and 26,671 at December 31, 2023	474,583	473,136
Deferred compensation	35	35
Accumulated other comprehensive loss	(197,300)	(190,282)
Retained earnings	538,282	490,005
Total Shareholders' Equity	815,600	772,894
Total Liabilities and Shareholders' Equity	$6,312,145	$6,364,592

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$11,354	$11,845	$22,678	$23,585
Equity securities	175	152	349	304
Debt securities available for sale	43,927	47,452	90,170	94,262
Debt securities held to maturity	8,655	8,930	17,377	17,910
Interest-bearing cash	4,961	2,110	7,244	4,052
Total Interest and Loan Fee Income	69,072	70,489	137,818	140,113
Interest Expense:
Deposits	2,460	582	4,566	1,040
Bank Term Funding Program borrowings	2,692	-	3,535	-
Securities sold under repurchase agreements	155	25	207	38
Total Interest Expense	5,307	607	8,308	1,078
Net Interest and Loan Fee Income	63,765	69,882	129,510	139,035
Provision (Reversal of Provision) for Credit Losses	-	-	300	(1,550)
Net Interest and Loan Fee Income After
Provision (Reversal of Provision) for Credit Losses	63,765	69,882	129,210	140,585
Noninterest Income:
Service charges on deposit accounts	3,469	3,459	6,939	6,924
Merchant processing services	2,733	2,869	5,240	5,506
Debit card fees	1,706	1,759	3,249	3,401
Trust fees	811	810	1,605	1,575
ATM processing fees	540	702	1,131	1,356
Other service fees	450	458	888	857
Securities losses	-	(125)	-	(125)
Other noninterest income	791	768	1,545	1,755
Total Noninterest Income	10,500	10,700	20,597	21,249
Noninterest Expense:
Salaries and related benefits	12,483	11,828	25,069	23,895
Occupancy and equipment	5,158	5,012	10,198	10,497
Outsourced data processing services	2,511	2,488	5,047	4,932
Limited partnership operating losses	1,440	1,440	2,880	2,874
Courier service	686	611	1,335	1,226
Professional fees	362	485	764	961
Other noninterest expense	3,490	3,975	6,936	7,664
Total Noninterest Expense	26,130	25,839	52,229	52,049
Income Before Income Taxes	48,135	54,743	97,578	109,785
Provision for income taxes	12,673	14,495	25,699	29,086
Net Income	$35,462	$40,248	$71,879	$80,699

Average Common Shares Outstanding	26,680	26,648	26,677	26,753
Average Diluted Common Shares Outstanding	26,681	26,648	26,678	26,756
Per Common Share Data:
Basic earnings	$1.33	$1.51	$2.69	$3.02
Diluted earnings	1.33	1.51	2.69	3.02
Dividends paid	0.44	0.42	0.88	0.84

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$35,462	$40,248	$71,879	$80,699
Other comprehensive (loss) income:
Changes in net unrealized losses/gains on debt securities available for sale	(629)	(29,063)	(9,964)	5,767
Deferred tax benefit (expense)	186	8,593	2,946	(1,705)
Changes in net unrealized losses/gains on debt securities available for sale, net of tax	(443)	(20,470)	(7,018)	4,062
Total comprehensive income	$35,019	$19,778	$64,861	$84,761

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	(Loss) Income	Earnings	Total
	(In thousands except dividend per share)

Balance, March 31, 2024	26,678	$473,954	$35	$(196,857)	$514,559	$791,691
Net income for the period					35,462	35,462
Other comprehensive loss				(443)		(443)
Exercise of stock options	5	203				203
Stock based compensation	-	409				409
Stock awarded to employees	-	17				17
Dividends ($0.44 per share)					(11,739)	(11,739)
Balance, June 30, 2024	26,683	$474,583	$35	$(197,300)	$538,282	$815,600

Balance, December 31, 2023	26,671	$473,136	$35	$(190,282)	$490,005	$772,894
Net income for the period					71,879	71,879
Other comprehensive loss				(7,018)		(7,018)
Exercise of stock options	5	203				203
Restricted stock activity	11	505				505
Stock based compensation	-	773				773
Stock awarded to employees	-	48				48
Retirement of common stock	(4)	(82)			(128)	(210)
Dividends ($0.88 per share)					(23,474)	(23,474)
Balance, June 30, 2024	26,683	$474,583	$35	$(197,300)	$538,282	$815,600

Balance, March 31, 2023	26,648	$471,124	$35	$(231,573)	$403,339	$642,925
Net income for the period					40,248	40,248
Other comprehensive loss				(20,470)		(20,470)
Stock based compensation	-	339				339
Stock awarded to employees	-	12				12
Dividends ($0.42 per share)					(11,192)	(11,192)
Balance, June 30, 2023	26,648	$471,475	$35	$(252,043)	$432,395	$651,862

Balance, December 31, 2022	26,913	$475,086	$35	$(256,105)	$383,094	$602,110
Net income for the period					80,699	80,699
Other comprehensive income				4,062		4,062
Restricted stock activity	9	508				508
Stock based compensation	-	678				678
Stock awarded to employees	-	47				47
Retirement of common stock	(274)	(4,844)			(8,903)	(13,747)
Dividends ($0.84 per share)					(22,495)	(22,495)
Balance, June 30, 2023	26,648	$471,475	$35	$(252,043)	$432,395	$651,862

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2024	2023
	(In thousands)
Operating Activities:
Net income	$71,879	$80,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	5,816	5,752
Provision (reversal of provision) for credit losses	300	(1,550)
Stock option compensation expense	773	678
Amortization of deferred loan fees	(306)	(269)
Securities losses	-	125
Net change in:
Interest income receivable	4,234	(222)
Income taxes payable	(11,555)	28,144
Deferred income taxes	3,000	942
Other assets	(48)	173
Interest expense payable	3,711	38
Other liabilities	(6,558)	(6,848)
Net Cash Provided by Operating Activities	71,246	107,662

Investing Activities:
Net repayments of loans	33,851	37,370
Purchases of debt securities available for sale	(4,767)	-
Proceeds from sale/maturity/calls of debt securities available for sale	299,754	286,702
Proceeds from maturity/calls of debt securities held to maturity	20,612	18,525
Purchases of Federal Reserve Bank stock	-	(2,326)
Purchases of premises and equipment	(583)	(590)
Net Cash Provided by Investing Activities	348,867	339,681

Financing Activities:
Net change in:
Deposits	(342,827)	(519,363)
Short-term borrowings	242,005	80,213
Exercise of stock options	203	-
Retirement of common stock	(210)	(13,747)
Common stock dividends paid	(23,474)	(22,495)
Net Cash Used in Financing Activities	(124,303)	(475,392)
Net Change in Cash and Due from Banks	295,810	(28,049)
Cash and Due from Banks at Beginning of Period	190,314	294,236
Cash and Due from Banks at End of Period	$486,124	$266,187

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$2,970	$3,934
Securities purchases pending settlement	9,051	-
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	3,269	3,052
Interest paid for the period	4,597	1,040
Income tax payments for the period	34,255	-

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Note 3:  Investment Securities

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $1 thousand at June 30, 2024 and December 31, 2023, follows. In accordance with GAAP, unrealized gains and losses on held to maturity securities have not been recognized in the Company’s financial statements.

	At June 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential mortgage-backed securities ("MBS")	$243,230	$1	$(20,425)	$222,806
Securities of U.S. Government sponsored entities	309,985	-	(18,779)	291,206
U.S. Treasury Securities	4,820	-	-	4,820
Obligations of states and political subdivisions	72,192	4	(2,438)	69,758
Corporate securities	2,084,391	356	(229,129)	1,855,618
Collateralized loan obligations	1,264,811	468	(10,169)	1,255,110
Total debt securities available for sale	3,979,429	829	(280,940)	3,699,318
Debt securities held to maturity:
Agency residential MBS	67,777	17	(5,219)	62,575
Obligations of states and political subdivisions	61,043	7	(802)	60,248
Corporate securities	732,049	-	(37,801)	694,248
Total debt securities held to maturity	860,869	24	(43,822)	817,071
Total	$4,840,298	$853	$(324,762)	$4,516,389

	At December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$258,150	$6	$(18,702)	$239,454
Securities of U.S. Government sponsored entities	308,768	2	(13,851)	294,919
Obligations of states and political subdivisions	72,679	42	(1,438)	71,283
Corporate securities	2,129,103	480	(220,035)	1,909,548
Collateralized loan obligations	1,501,248	830	(17,481)	1,484,597
Total debt securities available for sale	4,269,948	1,360	(271,507)	3,999,801
Debt securities held to maturity:
Agency residential MBS	78,565	17	(5,270)	73,312
Obligations of states and political subdivisions	71,182	47	(335)	70,894
Corporate securities	728,650	84	(23,378)	705,356
Total debt securities held to maturity	878,397	148	(28,983)	849,562
Total	$5,148,345	$1,508	$(300,490)	$4,849,363

[The remainder of this page intentionally left blank]

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At June 30, 2024
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$122,825	$121,872	$12,626	$12,568
Over 1 to 5 years	869,312	817,287	356,026	346,397
Over 5 to 10 years	1,479,251	1,282,243	424,440	395,531
Subtotal	2,471,388	2,221,402	793,092	754,496
Collateralized loan obligations	1,264,811	1,255,110	-	-
Agency residential MBS	243,230	222,806	67,777	62,575
Total	$3,979,429	$3,699,318	$860,869	$817,071

	At December 31, 2023
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$52,703	$52,357	$15,117	$15,095
Over 1 to 5 years	756,658	721,179	312,847	307,557
Over 5 to 10 years	1,701,189	1,502,214	471,868	453,598
Subtotal	2,510,550	2,275,750	799,832	776,250
Collateralized loan obligations	1,501,248	1,484,597	-	-
Agency residential MBS	258,150	239,454	78,565	73,312
Total	$4,269,948	$3,999,801	$878,397	$849,562

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

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At June 30, 2024
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	1	$498	$(8)	105	$213,122	$(20,417)	106	$213,620	$(20,425)
Securities of U.S. Government sponsored entities	2	6,842	(89)	21	284,364	(18,690)	23	291,206	(18,779)
U.S. Treasury securities	1	4,820	-	-	-	-	1	4,820	-
Obligations of states and political subdivisions	4	4,698	(51)	51	57,076	(2,387)	55	61,774	(2,438)
Corporate securities	-	-	-	144	1,843,918	(229,129)	144	1,843,918	(229,129)
Collateralized loan obligations	14	143,567	(1,214)	49	506,511	(8,955)	63	650,078	(10,169)
Total	22	$160,425	$(1,362)	370	$2,904,991	$(279,578)	392	$3,065,416	$(280,940)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At June 30, 2024
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	-	$-	$-	80	$61,517	$(5,219)	80	$61,517	$(5,219)
Obligations of states and political subdivisions	31	17,928	(164)	38	35,328	(638)	69	53,256	(802)
Corporate securities	4	36,339	(907)	48	657,909	(36,894)	52	694,248	(37,801)
Total	35	$54,267	$(1,071)	166	$754,754	$(42,751)	201	$809,021	$(43,822)

Based upon the Company’s June 30, 2024 evaluation, the unrealized losses on debt securities were caused by market conditions for these types of securities. Higher levels of risk-free interest rates have caused large declines in bond values generally. Additionally, market rates for non-Treasury bonds are determined by the risk-free interest rate plus a risk premium spread. The Company continually monitors interest rate changes, risk premium spread changes, credit rating changes for issuers of bonds owned, collateralized loan obligations’ collateral levels, and corporate bond issuers’ common stock price changes. All collateralized loan obligations and corporate securities were investment grade rated at June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, the Company’s debt securities pledged to secure public deposits, Bank Term Funding program borrowings and securities sold under repurchase agreements had a carrying amount of $2,339,848 thousand and $2,034,706 thousand, respectively.

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

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At June 30, 2024, no credit loss allowance was assigned to corporate securities held to maturity.

The following table summarizes the amortized cost of debt securities held to maturity at June 30, 2024, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At June 30, 2024
	AAA/AA/A	BBB+	Not Rated	Total
	(In thousands)
Agency residential MBS	$67,271	$-	$506	$67,777
Obligations of states and political subdivisions	60,318	-	725	61,043
Corporate securities	527,065	204,984	-	732,049
Total	$654,654	$204,984	$1,231	$860,869

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of June 30, 2024.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months		For the Six Months
	Ended June 30,
	2024	2023	2024	2023
	(In thousands)

Taxable	$51,804	$55,371	$105,949	$110,120
Tax-exempt from regular federal income tax	953	1,163	1,947	2,356
Total interest income from investment securities	$52,757	$56,534	$107,896	$112,476

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated:

	At June 30,	At December 31,
	2024	2023
	(In thousands)

Commercial	$128,269	$136,550
Commercial real estate	488,760	487,523
Construction	5,064	5,063
Residential real estate	9,096	9,935
Consumer installment & other	200,653	227,531
Total	$831,842	$866,602

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2024
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$3,765	$5,758	$242	$22	$6,092	$15,879
Provision (reversal)	148	32	1	2	(183)	-
Chargeoffs	(28)	-	-	-	(1,513)	(1,541)
Recoveries	11	132	-	-	1,471	1,614
Total allowance for credit losses	$3,896	$5,922	$243	$24	$5,867	$15,952

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2024
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,216	$5,925	$245	$26	$6,455	$16,867
(Reversal) provision	(315)	(180)	(2)	(2)	799	300
Chargeoffs	(28)	-	-	-	(3,516)	(3,544)
Recoveries	23	177	-	-	2,129	2,329
Total allowance for credit losses	$3,896	$5,922	$243	$24	$5,867	$15,952

	Allowance for Credit Losses
	For theThree Months Ended June 30, 2023
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$5,746	$6,258	$200	$38	$7,267	$19,509
(Reversal) provision	(1,001)	(190)	2	(6)	1,195	-
Chargeoffs	-	-	-	-	(1,661)	(1,661)
Recoveries	19	15	-	-	598	632
Total allowance for credit losses	$4,764	$6,083	$202	$32	$7,399	$18,480

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2023
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$6,138	$5,888	$150	$32	$8,076	$20,284
(Reversal) provision	(3,410)	165	52	-	1,643	(1,550)
Chargeoffs	(148)	-	-	-	(3,552)	(3,700)
Recoveries	2,184	30	-	-	1,232	3,446
Total allowance for credit losses	$4,764	$6,083	$202	$32	$7,399	$18,480

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At June 30, 2024
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$121,814	$476,897	$-	$8,731	$197,937	$805,379
Substandard	6,455	11,863	5,064	365	1,381	25,128
Doubtful	-	-	-	-	745	745
Loss	-	-	-	-	590	590
Total	$128,269	$488,760	$5,064	$9,096	$200,653	$831,842

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2023
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$130,001	$475,870	$5,063	$9,606	$225,089	$845,629
Substandard	6,549	11,653	-	329	377	18,908
Doubtful	-	-	-	-	1,479	1,479
Loss	-	-	-	-	586	586
Total	$136,550	$487,523	$5,063	$9,935	$227,531	$866,602

[The remainder of this page intentionally left blank]

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At June 30, 2024
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$127,590	$665	$-	$-	$14	$128,269
Commercial real estate	487,803	-	-	-	957	488,760
Construction	5,064	-	-	-	-	5,064
Residential real estate	9,037	3	56	-	-	9,096
Consumer installment and other	194,478	4,090	1,505	580	-	200,653
Total	$823,972	$4,758	$1,561	$580	$971	$831,842

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2023
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$136,421	$58	$-	$-	$71	$136,550
Commercial real estate	485,476	951	766	-	330	487,523
Construction	5,063	-	-	-	-	5,063
Residential real estate	9,933	-	-	-	2	9,935
Consumer installment and other	220,357	5,544	1,242	388	-	227,531
Total	$857,250	$6,553	$2,008	$388	$403	$866,602

There was no allowance for credit losses allocated to loans on nonaccrual status as of June 30, 2024 or December 31, 2023. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2024 or December 31, 2023.

There were no loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2024 and June 30, 2023.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans that were considered collateral dependent at June 30, 2024 included the following: ten commercial real estate loans totaling $11.3 million secured by real property and $470 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at June 30, 2024. Loans that were considered collateral dependent at December 31, 2023 included the following: nine commercial real estate loans totaling $10.9 million secured by real property and $377 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2023.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At June 30, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$21,863	$10,647	$22,682	$14,678	$16,720	$15,496	$102,086	$19,728	$121,814
Substandard	2,442	-	2,835	-	-	-	5,277	1,178	6,455
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$24,305	$10,647	$25,517	$14,678	$16,720	$15,496	$107,363	$20,906	$128,269

Current gross chargeoffs on commercial loans:
For the three months ended June 30, 2024	$-	$-	$-	$-	$-	$-	$-	$28	$28
For the six months ended June 30, 2024	-	-	-	-	-	-	-	28	28

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$20,554	$4,471	$12,601	$31,770	$22,146	$13,112	$104,654	$25,347	$130,001
Substandard	12	2,492	-	2,835	-	-	5,339	1,210	6,549
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$20,566	$6,963	$12,601	$34,605	$22,146	$13,112	$109,993	$26,557	$136,550

Current gross chargeoffs on commercial loans:
For the year ended December 31, 2023	$-	$-	$3	$135	$-	$-	$138	$272	$410

	At June 30, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$226,096	$67,855	$65,389	$50,012	$43,965	$23,580	$476,897	$-	$476,897
Substandard	11,086	777	-	-	-	-	11,863	-	11,863
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$237,182	$68,632	$65,389	$50,012	$43,965	$23,580	$488,760	$-	$488,760

Current gross chargeoffs on commercial real estate loans:
For the three months ended June 30, 2024	$-	$-	$-	$-	$-	$-	$-	$-	$-
For the six months ended June 30, 2024	-	-	-	-	-	-	-	-	-

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$172,925	$68,156	$69,324	$68,891	$50,899	$45,675	$475,870	$-	$475,870
Substandard	10,056	811	786	-	-	-	11,653	-	11,653
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$182,981	$68,967	$70,110	$68,891	$50,899	$45,675	$487,523	$-	$487,523

Current gross chargeoffs on commercial real estate loans:
For the year ended December 31, 2023	$45	$-	$-	$-	$-	$-	$45	$-	$45

	At June 30, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$8,731	$-	$-	$-	$-	$-	$8,731	$-	$8,731
Substandard	365	-	-	-	-	-	365	-	365
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$9,096	$-	$-	$-	$-	$-	$9,096	$-	$9,096

Current gross chargeoffs on residential real estate loans:
For the three months ended June 30, 2024	$-	$-	$-	$-	$-	$-	$-	$-	$-
For the six months ended June 30, 2024	-	-	-	-	-	-	-	-	-

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$9,606	$-	$-	$-	$-	$-	$9,606	$-	$9,606
Substandard	329	-	-	-	-	-	329	-	329
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$9,935	$-	$-	$-	$-	$-	$9,935	$-	$9,935

Current gross chargeoffs on residential real estate loans:
For the year ended December 31, 2023	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At June 30, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$-	$-
Substandard	-	-	-	-	-	-	-	5,064	5,064
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$5,064	$5,064

Current gross chargeoffs on construction loans:
For the three months ended June 30, 2024	$-	$-	$-	$-	$-	$-	$-	$-	$-
For the six months ended June 30, 2024	-	-	-	-	-	-	-	-	-

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$5,063	$5,063
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$5,063	$5,063

Current gross chargeoffs on construction loans:
For the year ended December 31, 2023	$-	$-	$-	$-	$-	$-	$-	$-	$-

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At June 30, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$11,183	$17,401	$40,994	$59,913	$32,580	$16,039	$178,110	$16,368	$194,478
30-59 days past due	281	427	1,529	1,357	422	38	4,054	36	4,090
60-89 days past due	76	100	661	327	198	32	1,394	111	1,505
Past due 90 days or more	45	20	225	111	69	-	470	110	580
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$11,585	$17,948	$43,409	$61,708	$33,269	$16,109	$184,028	$16,625	$200,653

Current gross chargeoffs on consumer installment and other loans:
For the three months ended June 30, 2024	$99	$104	$707	$350	$198	$-	$1,458	$55	$1,513
For the six months ended June 30, 2024	179	266	1,382	1,107	452	-	3,386	130	3,516

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$6,545	$12,144	$22,700	$51,055	$71,388	$38,699	$202,531	$17,826	$220,357
30-59 days past due	160	277	600	2,345	1,733	332	5,447	97	5,544
60-89 days past due	31	51	153	410	430	122	1,197	45	1,242
Past due 90 days or more	-	8	88	143	138	-	377	11	388
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$6,736	$12,480	$23,541	$53,953	$73,689	$39,153	$209,552	$17,979	$227,531

Current gross chargeoffs on consumer installment and other loans:
For the year ended December 31, 2023	$246	$161	$843	$2,329	$3,191	$453	$7,223	$276	$7,499

There were no loans held for sale at June 30, 2024 and December 31, 2023.

The Company held no other real estate owned (OREO) at June 30, 2024 and December 31, 2023. At June 30, 2024 and December 31, 2023, there were no consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person at any one time shall not exceed the following limitations: (a) unsecured credits shall not exceed 15 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures, or (b) secured and unsecured credits in all shall not exceed 25 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures. At June 30, 2024, the Bank did not have credit extended to any one entity exceeding these limits. At June 30, 2024, the Bank had 24 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $30,171 thousand and $30,888 thousand at June 30, 2024 and December 31, 2023, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At June 30, 2024, the Bank held corporate bonds in 106 issuing entities that exceeded $5 million for each issuer.

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At June 30,	At December 31,
	2024	2023
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	68,056	66,611
Net deferred tax asset	100,828	99,507
Right-of-use asset	18,832	18,814
Limited partnership investments	25,787	28,667
Interest receivable	50,334	54,568
Prepaid assets	4,496	5,200
Other assets	19,203	9,716
Total other assets	$301,763	$297,310

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

The Company owns 211 thousand shares of Visa Inc. (“Visa”) Class B-1 common stock, which have transfer restrictions; the carrying value is $-0 - thousand. Following the resolution of certain litigation at Visa, shares of Visa’s Class B-1 stock will convert to shares of Visa Class A common stock based on a conversion factor ( 1.5875 as of September 28, 2023), which is periodically adjusted to  reflect Visa’s ongoing litigation costs. Given the trading restrictions and continuing uncertainty regarding the likelihood, ultimate timing and eventual conversion of Visa Class B-1 common stock for shares of Visa Class A common stock or other marketable classes of Visa common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. Visa Class A common stock trades on the New York Stock Exchange and had a closing price of $262.47 per share on June 28, 2024, the last trading day for the second quarter 2024. The ultimate value of the Company’s Visa Class B-1 shares is subject to the extent of Visa’s future litigation escrow fundings, the resulting conversion rate to Visa Class A common stock, and current and future trading restrictions on the Visa Class B-1 common stock. Effective January 24, 2024, all outstanding shares of Visa Class B common stock, including the 211 thousand shares then held by the Company, were redenominated as Visa Class B-1 common stock. During the quarter ended June 30, 2024, Visa conducted an exchange offer under which Visa Class B-1 stockholders could elect to exchange a portion of their Visa Class B-1 shares for a combination of Visa Class C common stock, which is convertible into publicly traded Visa Class A common stock, and Visa Class B-2 common stock, which remains restricted. As a condition to the exchange, Visa Class B-1 stockholders were required to execute an indemnification agreement with Visa related to Visa’s unresolved litigation. The Company did not exchange any Visa Class B-1 shares in the exchange offer, which expired on May 3, 2024. At June 30, 2024, the Company did not record an adjustment to the carrying value of the Visa Class B-1 shares.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At June 30, 2024, these investments totaled $25,787 thousand and $12,614 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2023, these investments totaled $28,667 thousand and $15,561 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At June 30, 2024, the $12,614 thousand of outstanding equity capital commitments are expected to be paid as follows: $11,130 thousand in the remainder of 2024, $600 thousand in 2025, $145 thousand in 2026, $189 thousand in 2027, and $550 thousand in 2028 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Six Months Ended
	June 30,
	2024	2023	2024	2023
	(In thousands)
Investment loss included in pre-tax income	$1,440	$1,440	$2,880	$2,874
Tax credits recognized in provision for income taxes	975	1,035	1,950	2,055

Other liabilities consisted of the following:

	At June 30,	At December 31,
	2024	2023
	(In thousands)
Operating lease liability	$18,832	$18,814
Securities payable	9,051	-
Other liabilities	37,055	40,455
Total other liabilities	$64,938	$59,269

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of June 30, 2024.

As of June 30, 2024, the Company’s lease liability and right-of-use asset were $18,832 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.8 years and 3.18%, respectively, at June 30, 2024.  The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of June 30, 2024.

Total lease costs were $1,679 thousand and $3,357 thousand in the three and six months ended June 30, 2024, respectively, and were recorded within occupancy and equipment expense. Total lease costs were $1,660 thousand and $3,316 thousand in the three and six months ended June 30, 2023, respectively, and were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the six months ended June 30, 2024 and June 30, 2023.

[The remainder of this page intentionally left blank]

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At June 30,
2024
(In thousands)
The remainder of 2024	$3,166
2025	5,759
2026	4,110
2027	3,227
2028	2,487
Thereafter	1,432
Total minimum lease payments	20,181
Less: discount	(1,349)
Present value of lease liability	$18,832

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the six months ended June 30, 2024 and year ended December 31, 2023, as no triggering events occurred during such periods. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the six months ended June 30, 2024 and year ended December 31, 2023, no such adjustments were recorded.

The carrying values of goodwill were:

	At June 30, 2024	At December 31, 2023
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization were:

	At June 30, 2024		At December 31, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(56,574)	$56,808	$(56,461)

As of June 30, 2024, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the six months ended June 30, 2024 (actual)	$113
The remainder of 2024	109
2025	125

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At June 30,	At December 31,
	2024	2023
	(In thousands)
Noninterest-bearing	$2,459,467	$2,605,844
Interest-bearing:
Transaction	936,186	1,072,233
Savings	1,646,781	1,699,388
Time deposits less than $100 thousand	51,964	56,100
Time deposits $100 thousand through $250 thousand	27,497	31,107
Time deposits more than $250 thousand	9,545	9,595
Total deposits	$5,131,440	$5,474,267

Demand deposit overdrafts of $1,053 thousand and $620 thousand were included as loan balances at June 30, 2024 and December 31, 2023, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $20 thousand and $41 thousand for the three and six months ended June 30, 2024, respectively, and $31 thousand and $65 thousand for the three and six months ended June 30, 2023, respectively.

The following table provides additional detail regarding securities sold under repurchase agreements:

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At June 30,	At December 31,
	2024	2023
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$23,270	$25,669
Corporate securities	371,013	233,947
Total collateral carrying value	$394,283	$259,616
Securities sold under repurchase agreements	$100,167	$58,162

At June 30, 2024, the Company had access to borrowing from the Federal Reserve up to $867,510 thousand based on the collateral pledged at June 30, 2024. Federal Reserve Bank Term Funding Program borrowings were $200,000 thousand at June 30, 2024. For the six months ended June 30, 2024, the average balances of Federal Reserve Bank Term Funding Program borrowings were $131,291 thousand. Federal Reserve Bank Term Funding Program borrowings consist of multiple advances, $80,000 thousand of which matures in February 2025, and the remaining $120,000 thousand matures in March 2025. At June 30, 2024, the Company’s estimated unpledged collateral qualifying debt securities totaled $1,462,966 thousand.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At June 30, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$222,806	$-	$222,806	$-
Securities of U.S. Government sponsored entities	291,206	-	291,206	-
U.S. Treasury securities	4,820	4,820	-	-
Obligations of states and political subdivisions	69,758	-	69,758	-
Corporate securities	1,855,618	-	1,855,618	-
Collateralized loan obligations	1,255,110	-	1,255,110	-
Total debt securities available for sale	$3,699,318	$4,820	$3,694,498	$-

(1)	There were no transfers into or out of level 3 during the six months ended June 30, 2024.

	At December 31, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$239,454	$-	$239,454	$-
Securities of U.S. Government sponsored entities	294,919	-	294,919	-
Obligations of states and political subdivisions	71,283	-	71,283	-
Corporate securities	1,909,548	-	1,909,548	-
Collateralized loan obligations	1,484,597	-	1,484,597	-
Total debt securities available for sale	$3,999,801	$-	$3,999,801	$-

(1)	There were no transfers into or out of level 3 during the year ended December 31, 2023.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at June 30, 2024 and December 31, 2023, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Six
					Months Ended
	At June 30, 2024				June 30, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$14	$-	$-	$14	$-
Total assets measured at fair value on a nonrecurring basis	$14	$-	$-	$14	$-

					For the
					Year Ended
	At December 31, 2023				December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$110	$-	$-	$110	$-
Total assets measured at fair value on a nonrecurring basis	$110	$-	$-	$110	$-

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

	At June 30, 2024
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$486,124	$486,124	$486,124	$-	$-
Debt securities held to maturity	860,868	817,071	-	817,071	-
Loans	815,890	813,272	-	-	813,272

Financial Liabilities:
Deposits	$5,131,440	$5,129,495	$-	$5,042,434	$87,061
Bank Term Funding Program borrowings	200,000	200,112	-	200,112	-
Securities sold under repurchase agreements	100,167	100,167	-	100,167

	At December 31, 2023
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$190,314	$190,314	$190,314	$-	$-
Debt securities held to maturity	878,396	849,562	-	849,562	-
Loans	849,735	847,031	-	-	847,031

Financial Liabilities:
Deposits	$5,474,267	$5,474,012	$-	$5,377,465	$96,547
Securities sold under repurchase agreements	58,162	58,162	-	58,162	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not unconditionally cancellable by the Company aggregated $29,241 thousand at June 30, 2024 and $29,958 thousand at December 31, 2023. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $194,702 thousand at June 30, 2024 and $206,028 thousand at December 31, 2023. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $1,871 thousand at June 30, 2024 and $2,044 thousand at December 31, 2023. Commitments for commercial and similar letters of credit totaled $95 thousand at June 30, 2024 and December 31, 2023, respectively. The Company had $1,000 thousand in outstanding full recourse guarantees to a third party credit card company at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the Company had a reserve for unfunded commitments of $201 thousand for the above-mentioned loan commitments of $29,241 thousand that are not unconditionally cancellable by the Company. The Company’s reserve for unfunded commitments was $201 thousand at December 31, 2023. The reserve for unfunded commitments is included in other liabilities.

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

	For the Three Months		For the Six Months
	Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$35,462	$40,248	$71,879	$80,699
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,680	26,648	26,677	26,753
Basic earnings per common share	$1.33	$1.51	$2.69	$3.02
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,680	26,648	26,677	26,753
Add common stock equivalents for options	1	-	1	3
Weighted average number of common shares outstanding - diluted (denominator)	26,681	26,648	26,678	26,756
Diluted earnings per common share	$1.33	$1.51	$2.69	$3.02

For the three and six months ended June 30, 2024, options to purchase 1,101 thousand and 1,005 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months		For the Six Months
	Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE) (1)	$64,100	$70,281	$130,194	$139,843
Provision (Reversal of Provision) for Credit Losses	-	-	300	(1,550)
Noninterest Income:
Securities Losses	-	(125)	-	(125)
Other Noninterest Income	10,500	10,825	20,597	21,374
Total Noninterest Income	10,500	10,700	20,597	21,249
Noninterest Expense	26,130	25,839	52,229	52,049
Income Before Income Taxes (FTE) (1)	48,470	55,142	98,262	110,593
Income Tax Provision (FTE) (1)	13,008	14,894	26,383	29,894
Net Income	$35,462	$40,248	$71,879	$80,699

Average Common Shares Outstanding	26,680	26,648	26,677	26,753
Average Diluted Common Shares Outstanding	26,681	26,648	26,678	26,756
Common Shares Outstanding at Period End	26,683	26,648

Per Common Share:
Basic Earnings	$1.33	$1.51	$2.69	$3.02
Diluted Earnings	1.33	1.51	2.69	3.02
Book Value	30.57	24.46

Financial Ratios:
Return on Assets	2.18%	2.35%	2.21%	2.33%
Return on Common Equity	14.39%	18.39%	14.77%	18.74%
Net Interest Margin (FTE) (1)	4.15%	4.34%	4.23%	4.26%
Net Loan (Recoveries) Losses to Average Loans	(0.04)%	0.45%	0.29%	0.05%
Efficiency Ratio (2)	35.0%	31.9%	34.6%	32.3%

Average Balances:
Assets	$6,549,203	$6,865,591	$6,537,562	$6,988,272
Loans	838,016	926,795	845,785	936,277
Investment Securities	4,944,191	5,365,377	5,021,365	5,456,572
Deposits	5,202,620	5,797,504	5,290,840	5,928,983
Shareholders' Equity	990,927	877,964	978,384	868,272

Period End Balances:
Assets	$6,312,145	$6,582,740
Loans	831,842	919,583
Investment Securities	4,560,187	4,946,815
Deposits	5,131,440	5,705,927
Shareholders' Equity	815,600	651,862

Capital Ratios at Period End:
Total Risk Based Capital	21.07%	17.56%
Tangible Equity to Tangible Assets	11.21%	8.20%

Dividends Paid Per Common Share	$0.44	$0.42	$0.88	$0.84
Common Dividend Payout Ratio	33%	28%	33%	28%

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

Financial Overview

Westamerica Bancorporation and subsidiaries (collectively, the “Company”) reported net income of $35.5 million or $1.33 diluted earnings per common share (“EPS”) in the second quarter 2024 compared with net income of $40.2 million or $1.51 EPS in the second quarter 2023. The Company reported net income of $71.9 million or $2.69 EPS for the six months ended June 30, 2024. The Company reported net income of $80.7 million or $3.02 EPS for the six months ended June 30, 2023, including a $1.6 million reversal of provision for credit losses, which increased EPS $0.04.

The Federal Open Market Committee of the Federal Reserve Board (“FOMC”) adopted tightening monetary policy, including increasing the federal funds rate, beginning in March 2022 as a means to reduce inflation. Inflation has receded toward the FOMC’s inflation goal of 2 percent, although inflation has not yet reached 2 percent. The unemployment rate has recently increased. These economic conditions have caused market-based expectations for the FOMC to begin loosening monetary policy at some point in the third or fourth quarter of 2024, by reducing the federal funds rate. The interest rate paid on reserve balances at the Federal Reserve Bank was 5.40% as of June 30, 2024. The Bank maintains reserve balances at the Federal Reserve Bank; the amount that earns interest is identified as “interest-bearing cash”.

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

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$64,100	$70,281	$130,194	$139,843
Provision (Reversal of provision) for credit losses	-	-	300	(1,550)
Noninterest income	10,500	10,700	20,597	21,249
Noninterest expense	26,130	25,839	52,229	52,049
Income before taxes (FTE)	48,470	55,142	98,262	110,593
Income tax provision (FTE)	13,008	14,894	26,383	29,894
Net income	$35,462	$40,248	$71,879	$80,699

Average diluted common shares	26,681	26,648	26,678	26,756
Diluted earnings per common share	$1.33	$1.51	$2.69	$3.02

Average total assets	$6,549,203	$6,865,591	$6,537,562	$6,988,272
Net income to average total assets (annualized)	2.18%	2.35%	2.21%	2.33%
Net income to average common shareholders' equity (annualized)	14.39%	18.39%	14.77%	18.74%

Net income for the second quarter 2024 decreased $4.8 million compared with the second quarter 2023 primarily due to decreased net interest and loan fee income. Net interest and loan fee income (FTE) decreased $6.2 million in the second quarter 2024 compared with the second quarter 2023 due to lower average balances of investment debt securities and loans, higher average balances of Bank Term Funding Program borrowings and higher rate on interest-bearing liabilities, partially offset by higher yield on interest-earning assets and higher average balances of interest-bearing cash. With $73 thousand of net loan recoveries in the second quarter 2024 and $1.6 million in nonperforming loans at June 30, 2024, the Company recorded no provision for credit losses based on the results of its current expected credit losses (“CECL”) model and Management’s estimate of credit losses over the remaining life of its loans. The Company provided no provision for credit losses in the second quarter 2023, based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. Second quarter 2024 noninterest income decreased compared with the second quarter 2023 primarily due to lower income from merchant processing services and ATM processing fees. Second quarter 2024 noninterest expense increased compared with the second quarter 2023 primarily due to higher salaries and benefits, partially offset by lower losses from unauthorized debit card use. The tax rate (FTE) was 26.8% for the second quarter 2024 and 27.0% for the second quarter 2023.

Net income for the six months ended June 30, 2024 decreased $8.8 million compared with the six months ended June 30, 2023 primarily due to decreased net interest and loan fee income. Net interest and loan fee income (FTE) decreased $9.6 million in the six months ended June 30, 2024 compared with the six months ended June 30, 2023 due to lower average balances of investment debt securities and loans, higher average balances of Bank Term Funding Program borrowings and higher rates on interest-bearing liabilities, partially offset by higher yield on interest-earning assets and higher average balances of interest-bearing cash. During the six months ended June 30, 2024, the Company provided $300 thousand for credit losses, which was recorded in the first quarter, based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans. The Company recorded a $1.6 million reversal of provision for credit losses in the six months ended June 30, 2023 as a result of a $2.2 million recovery on a previously charged off loan. Noninterest income for the six months ended June 30, 2024 decreased compared with the six months ended June 30, 2023 due to lower income from merchant processing services, ATM processing fees and debit card fees and because the six months ended June 30, 2023 included higher recoveries in excess of principal charged off on loans. Noninterest expense for the six months ended June 30, 2024 increased compared with the six months ended June 30, 2023 primarily due to annual merit increases and higher group health insurance costs for employees, partially offset by lower losses from unauthorized debit card use. The tax rate (FTE) was 26.8% for the six months ended June 30, 2024 and 27.0% for the six months ended June 30, 2023.

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Interest and loan fee income	$69,072	$70,489	$137,818	$140,113
Interest expense	5,307	607	8,308	1,078
FTE adjustment	335	399	684	808
Net interest and loan fee income (FTE)	$64,100	$70,281	$130,194	$139,843

Average earning assets	$6,145,626	$6,457,270	$6,132,497	$6,560,639
Net interest margin (FTE) (annualized)	4.15%	4.34%	4.23%	4.26%

Net interest and loan fee income (FTE) decreased $6.2 million in the second quarter 2024 compared with the second quarter 2023 due to lower average balances of investment debt securities (down $421 million) and loans (down $89 million), higher average balances of Bank Term Funding Program borrowings (up $200 million) and higher rate on interest-bearing liabilities (up 0.63%), partially offset by higher yield on interest-earning assets (up 0.12%) and higher average balances of interest-bearing cash (up $198 million).

Net interest and loan fee income (FTE) decreased $9.6 million in the six months ended June 30, 2024 compared with the six months ended June 30, 2023 due to lower average balances of investment debt securities (down $435 million) and loans (down $90 million), higher average balances of Bank Term Funding Program borrowings (up $131 million) and higher rate on interest-bearing liabilities (up 0.49%), partially offset by higher yield on interest-earning assets (up 0.21%) and higher average balances of interest-bearing cash (up $98 million).

The annualized net interest margin (FTE) was 4.15% in the second quarter 2024 and 4.23% in the six months ended June 30, 2024 compared with 4.34% in the second quarter 2023 and 4.26% in the six months ended June 30, 2023.

The Company’s funding costs were 0.35% in the second quarter 2024 compared with 0.04% in the second quarter 2023, and 0.27% in the six months ended June 30, 2024 and 0.03% in the six months ended June 30, 2023. Noninterest bearing deposits represented 47% of average deposits in the six months ended June 30, 2024 and the six months ended June 30, 2023. Higher-cost time deposits represented 2% of average deposits for both periods. Average balances of time deposits in the six months ended June 30, 2024 declined $31 million from the six months ended June 30, 2023. Average balances of checking and saving deposits accounted for 98% of average total deposits in the six months ended June 30, 2024 and the six months ended June 30, 2023.

[The remainder of this page intentionally left blank]

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months		For the Six Months
	Ended June 30,
	2024	2023	2024	2023

Yield on earning assets (FTE)	4.50%	4.38%	4.50%	4.29%
Rate paid on interest-bearing liabilities	0.71%	0.08%	0.56%	0.07%
Net interest spread (FTE)	3.79%	4.30%	3.94%	4.22%
Impact of noninterest-bearing demand deposits	0.36%	0.04%	0.29%	0.04%
Net interest margin (FTE)	4.15%	4.34%	4.23%	4.26%

The Company’s yield on earning assets during the second quarter 2024 and the six months ended June 30, 2024 increased compared with the second quarter 2023 and the six months ended June 30, 2023.The Company’s yield on earning assets has been primarily affected by collateralized loan obligations (CLOs), held in debt securities available for sale portfolio, and interest-bearing cash. The CLOs have interest coupons that change once every three months by the amount of change in the three-month SOFR base rate. The average balances and yields of CLOs for the three months ended June 30, 2024 was $1,347 million yielding 7.23% and $1,404 million yielding 7.23% for the six months ended June 30, 2024. The average balances and yields of CLOs for the three months ended June 30, 2023 was $1,555 million yielding 6.81% and $1,566 million yielding 6.57% for the six months ended June 30, 2023. The interest-bearing cash yield changes by the amount of change in the overnight federal funds rate on the effective date declared by the FOMC. The average balance and yields of interest-bearing cash for the second quarter 2024 and six months ended June 30, 2024 were $363 million yielding 5.40% and $265 million yielding 5.40%, respectively. The average balance and yields of interest-bearing cash for the second quarter 2023 and six months ended June 30, 2023 were $165 million yielding 5.06% and $168 million yielding 4.80%, respectively. The Company has other earning assets with variable yields such as commercial loans and lines of credit, consumer lines of credit and adjustable rate residential real estate loans, which are included in “other taxable loans” in the following “Summary of Average Balances, Yields/Rates and Interest Differential.” The rate paid on interest-bearing liabilities increased in the six months ended June 30, 2024 compared with the six months ended June 30, 2023 primarily due to competitive deposit pricing and higher volume on Bank Term Funding Program borrowings.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended June 30, 2024
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,811,465	$51,804	4.31%
Tax-exempt (1)	132,726	1,201	3.62%
Total investments (1)	4,944,191	53,005	4.27%
Loans:
Taxable	796,903	11,021	5.56%
Tax-exempt (1)	41,113	420	4.11%
Total loans (1)	838,016	11,441	5.49%
Total interest-bearing cash	363,419	4,961	5.40%
Total interest-earning assets (1)	6,145,626	69,407	4.50%
Other assets	403,577
Total assets	$6,549,203

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,485,023	$-	-%
Savings and interest-bearing transaction	2,624,509	2,391	0.37%
Time less than $100,000	58,367	49	0.34%
Time $100,000 or more	34,721	20	0.23%
Total interest-bearing deposits	2,717,597	2,460	0.36%
Bank term funding program borrowings	200,000	2,692	5.40%
Securities sold under repurchase agreements	84,189	155	0.74%
Total interest-bearing liabilities	3,001,786	5,307	0.71%
Other liabilities	71,467
Shareholders' equity	990,927
Total liabilities and shareholders' equity	$6,549,203
Net interest spread (1) (2)			3.79%
Net interest and fee income and interest margin (1) (3)		$64,100	4.15%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)

Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended June 30, 2023
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,200,105	$55,371	4.26%
Tax-exempt (1)	165,272	1,470	3.56%
Total investments (1)	5,365,377	56,841	4.22%
Loans:
Taxable	882,015	11,500	5.23%
Tax-exempt (1)	44,780	437	3.91%
Total loans (1)	926,795	11,937	5.17%
Total interest-bearing cash	165,098	2,110	5.06%
Total interest-earning assets (1)	6,457,270	70,888	4.38%
Other assets	408,321
Total assets	$6,865,591

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,751,319	$-	-%
Savings and interest-bearing transaction	2,923,063	500	0.07%
Time less than $100,000	69,221	51	0.30%
Time $100,000 or more	53,901	31	0.23%
Total interest-bearing deposits	3,046,185	582	0.08%
Securities sold under repurchase agreements	98,079	25	0.10%
Total interest-bearing liabilities	3,144,264	607	0.08%
Other liabilities	92,044
Shareholders' equity	877,964
Total liabilities and shareholders' equity	$6,865,591
Net interest spread (1) (2)			4.30%
Net interest and fee income and interest margin (1) (3)		$70,281	4.34%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)

Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Six Months Ended June 30, 2024
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,885,409	$105,949	4.34%
Tax-exempt (1)	135,956	2,455	3.61%
Total investments (1)	5,021,365	108,404	4.30%
Loans:
Taxable	804,161	22,005	5.50%
Tax-exempt (1)	41,624	849	4.10%
Total loans (1)	845,785	22,854	5.43%
Total interest-bearing cash	265,347	7,244	5.40%
Total interest-earning assets (1)	6,132,497	138,502	4.50%
Other assets	405,065
Total assets	$6,537,562

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,508,702	$-	-%
Savings and interest-bearing transaction	2,687,259	4,427	0.33%
Time less than $100,000	59,452	98	0.33%
Time $100,000 or more	35,427	41	0.24%
Total interest-bearing deposits	2,782,138	4,566	0.33%
Bank term funding program borrowings	131,291	3,535	5.40%
Securities sold under repurchase agreements	65,247	207	0.64%
Total interest-bearing liabilities	2,978,676	8,308	0.56%
Other liabilities	71,800
Shareholders' equity	978,384
Total liabilities and shareholders' equity	$6,537,562
Net interest spread (1) (2)			3.94%
Net interest and fee income and interest margin (1) (3)		$130,194	4.23%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)

Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Six Months Ended June 30, 2023
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,289,195	$110,120	4.16%
Tax-exempt (1)	167,377	2,978	3.56%
Total investments (1)	5,456,572	113,098	4.13%
Loans:
Taxable	891,049	22,890	5.18%
Tax-exempt (1)	45,228	881	3.93%
Total loans (1)	936,277	23,771	5.12%
Total interest-bearing cash	167,790	4,052	4.80%
Total interest-earning assets (1)	6,560,639	140,921	4.29%
Other assets	427,633
Total assets	$6,988,272

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,801,183	$-	-%
Savings and interest-bearing transaction	3,001,529	874	0.06%
Time less than $100,000	70,516	101	0.29%
Time $100,000 or more	55,755	65	0.23%
Total interest-bearing deposits	3,127,800	1,040	0.07%
Securities sold under repurchase agreements	87,516	38	0.09%
Total interest-bearing liabilities	3,215,316	1,078	0.07%
Other liabilities	103,501
Shareholders' equity	868,272
Total liabilities and shareholders' equity	$6,988,272
Net interest spread (1) (2)			4.22%
Net interest and fee income and interest margin (1) (3)		$139,843	4.26%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended June 30, 2024
	Compared with
	For the Three Months Ended June 30, 2023
	Volume	Yield/Rate	Total
	(In thousands)
(Decrease) increase in interest and loan fee income:
Investment securities:
Taxable	$(4,138)	$571	$(3,567)
Tax-exempt (1)	(289)	20	(269)
Total investments (1)	(4,427)	591	(3,836)
Loans:
Taxable	(1,135)	656	(479)
Tax-exempt (1)	(37)	20	(17)
Total loans (1)	(1,172)	676	(496)
Total interest-bearing cash	2,541	310	2,851
Total (decrease) increase in interest and loan fee income (1)	(3,058)	1,577	(1,481)
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(52)	1,943	1,891
Time less than $100,000	(8)	6	(2)
Time $100,000 or more	(11)	-	(11)
Total interest-bearing deposits	(71)	1,949	1,878
Bank term funding program borrowings	2,692	-	2,692
Securities sold under repurchase agreements	(4)	134	130
Total increase in interest expense	2,617	2,083	4,700
Decrease in net interest and loan fee income (1)	$(5,675)	$(506)	$(6,181)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Six Months Ended June 30, 2024
	Compared with
	For the Six Months Ended June 30, 2023
	Volume	Yield/Rate	Total
	(In thousands)
(Decrease) increase in interest and loan fee income:
Investment securities:
Taxable	$(8,407)	$4,236	$(4,171)
Tax-exempt (1)	(559)	36	(523)
Total investments (1)	(8,966)	4,272	(4,694)
Loans:
Taxable	(2,196)	1,311	(885)
Tax-exempt (1)	(69)	37	(32)
Total loans (1)	(2,265)	1,348	(917)
Total interest-bearing cash	2,382	810	3,192
Total (decrease) increase in interest and loan fee income (1)	(8,849)	6,430	(2,419)
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(91)	3,644	3,553
Time less than $100,000	(16)	13	(3)
Time $100,000 or more	(25)	1	(24)
Total interest-bearing deposits	(132)	3,658	3,526
Bank term funding program borrowings	3,535	-	3,535
Securities sold under repurchase agreements	(10)	179	169
Total increase in interest expense	3,393	3,837	7,230
(Decrease) increase in net interest and loan fee income (1)	$(12,242)	$2,593	$(9,649)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

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

With $73 thousand of net loan recoveries in the second quarter 2024 and $1.6 million in nonperforming loans at June 30, 2024, the Company provided no provision for credit losses in the second quarter of 2024 based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. During the six months ended June 30, 2024, the Company provided $300 thousand for credit losses, which was recorded in the first quarter, based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. The Company provided no provision for credit losses in the second quarter of 2023, based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. The Company recorded a $1.6 million reversal of provision for credit losses in the six months ended June 30, 2023 as a result of a $2.2 million recovery on a previously charged off loan. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2024	2023	2024	2023
	(In thousands)

Service charges on deposit accounts	$3,469	$3,459	$6,939	$6,924
Merchant processing services	2,733	2,869	5,240	5,506
Debit card fees	1,706	1,759	3,249	3,401
Trust fees	811	810	1,605	1,575
ATM processing fees	540	702	1,131	1,356
Other service fees	450	458	888	857
Securities losses	-	(125)	-	(125)
Other noninterest income	791	768	1,545	1,755
Total	$10,500	$10,700	$20,597	$21,249

Second quarter 2024 noninterest income decreased $200 thousand compared with the second quarter 2023. Merchant processing services fee income and ATM processing fees decreased in the second quarter 2024 compared with the second quarter 2023 primarily due to lower processing volumes.

Noninterest income for the six months ended June 30, 2024 decreased $652 thousand compared with the six months ended June 30, 2023. Merchant processing services fees and ATM processing fees declined in the six months ended June 30, 2024 compared with six months ended June 30, 2023 due to reduced processing volumes. Debit card fees declined in the six months ended June 30, 2024 compared with six months ended June 30, 2023 primarily due to lower transaction volumes. Other noninterest income decreased in the six months ended June 30, 2024 compared with six months ended June 30, 2023 primarily because the prior period included higher recoveries in excess of principal charged off on loans.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2024	2023	2024	2023
	(In thousands)

Salaries and related benefits	$12,483	$11,828	$25,069	$23,895
Occupancy and equipment	5,158	5,012	10,198	10,497
Outsourced data processing services	2,511	2,488	5,047	4,932
Limited partnership operating losses	1,440	1,440	2,880	2,874
Courier service	686	611	1,335	1,226
Professional fees	362	485	764	961
Other noninterest expense	3,490	3,975	6,936	7,664
Total	$26,130	$25,839	$52,229	$52,049

Second quarter 2024 noninterest expense increased $291 thousand compared with the second quarter 2023. Salaries and benefits increased in the second quarter 2024 compared with the second quarter 2023 primarily due to annual merit increases and higher group health insurance costs for employees. Other noninterest expense decreased in the second quarter 2024 compared with the second quarter 2023 primarily because the prior period included higher losses from unauthorized debit card use.

Noninterest expense for the six months ended June 30, 2024 increased $180 thousand compared with the six months ended June 30, 2023. Salaries and benefits increased in the six months ended June 30, 2024 compared with the six months ended June 30, 2023 primarily due to annual merit increases and higher group health insurance costs for employees. Occupancy and equipment expense decreased in the six months ended June 30, 2024 compared with the six months ended June 30, 2023 primarily due to lower maintenance costs. Professional fees decreased in the six months ended June 30, 2024 compared with the six months ended June 30, 2023 primarily due to lower legal fees. Other noninterest expense decreased in the six months ended June 30, 2024 compared with the six months ended June 30, 2023 primarily because the prior period included higher losses from unauthorized debit card use.

Provision for Income Tax

The Company’s income tax provision (FTE) was $13.0 million for the second quarter 2024 and $26.4 million for the six months ended June 30, 2024 compared with $14.9 million for the second quarter 2023 and $29.9 million for the six months ended June 30, 2023. The effective tax rates (FTE) were 26.8% for the second quarter 2024 and the six months ended June 30, 2024 compared with 27.0% for the second quarter 2023 and the six months ended June 30, 2023.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Treasury securities, U.S. Government sponsored entities, state and political subdivisions, corporations, collateralized loan obligations and agency mortgage-backed securities. The Company had no marketable equity securities at June 30, 2024 and December 31, 2023.

Management manages the investment securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $4.6 billion at June 30, 2024 and $4.9 billion at December 31, 2023. The following table lists debt securities in the Company’s portfolio by type as of the dates indicated. Debt securities held to maturity are listed at amortized cost before related reserve for expected credit losses of $1 thousand at June 30, 2024 and December 31, 2023. Debt securities available for sale are listed at fair value.

	At June 30, 2024		At December 31, 2023
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$291,206	6%	$294,919	6%
Agency residential mortgage-backed securities ("MBS")	290,583	6%	318,019	7%
U.S. Treasury securities	4,820	-%	-	-%
Obligations of states and political subdivisions	130,801	3%	142,465	3%
Corporate securities	2,587,667	57%	2,638,198	54%
Collateralized loan obligations	1,255,110	28%	1,484,597	30%
Total	$4,560,187	100%	$4,878,198	100%

Debt securities available for sale	$3,699,318		$3,999,801
Debt securities held to maturity	860,869		878,397
Total	$4,560,187		$4,878,198

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

At June 30, 2024, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At June 30, 2024		At December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$2,084,391	$1,855,618	$2,129,103	$1,909,548
Debt securities held to maturity	732,049	694,248	728,650	705,356
Total corporate securities	$2,816,440	$2,549,866	$2,857,753	$2,614,904

The following table summarizes total corporate securities by credit rating:

	At June 30, 2024		At December 31, 2023
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
AA-	$71,543	3%	$73,016	3%
A+	243,082	10%	250,322	9%
A	340,341	13%	380,257	14%
A-	845,489	33%	825,882	32%
BBB+	629,466	25%	723,767	28%
BBB	419,945	16%	361,660	14%
Total corporate securities	$2,549,866	100%	$2,614,904	100%

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At June 30, 2024		At December 31, 2023
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,470,499	58%	$1,516,147	58%
Utilities	270,630	11%	274,929	10%
Industrial	210,921	8%	215,428	8%
Consumer, Non-cyclical	167,196	7%	170,423	7%
Communications	154,054	5%	158,495	6%
Basic Materials	99,727	4%	100,693	4%
Energy	68,350	3%	69,331	3%
Technology	62,907	2%	63,185	2%
Consumer, Cyclical	45,582	2%	46,273	2%
Total corporate securities	$2,549,866	100%	$2,614,904	100%

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the corporate securities are denominated in United States dollars:

	At June 30, 2024		At December 31, 2023
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,766,656	69%	$1,811,463	69%
Canada	191,155	8%	195,979	7%
Japan	164,369	6%	164,948	6%
United Kingdom	150,925	6%	162,794	6%
Switzerland	93,814	4%	93,898	4%
France	91,028	4%	91,726	4%
Netherlands	34,852	1%	35,381	1%
Australia	24,500	1%	24,800	1%
Belgium	19,719	1%	20,894	1%
Germany	12,848	-%	13,021	1%
Total corporate securities	$2,549,866	100%	$2,614,904	100%

The following table summarizes the above corporate securities with issuer’s headquarters located outside of the United States of America by the industry sector in which the issuing companies operate; all the corporate securities are denominated in United States dollars:

	At June 30, 2024		At December 31, 2023
	Fair value	As a percent of total foreign corporate securities	Fair value	As a percent of total foreign corporate securities
	($ in thousands)
Financial	$684,871	87%	$702,892	87%
Energy	31,620	4%	31,970	4%
Basic materials	24,500	3%	24,800	3%
Consumer, Non-cyclical	19,719	3%	20,895	3%
Consumer, Cyclical	12,848	2%	13,021	2%
Utilities	9,652	1%	9,863	1%
Total foreign corporate securities	$783,210	100%	$803,441	100%

The Company’s $1.3 billion (fair value) in collateralized loan obligations at June 30, 2024, consist of investments in 120 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At June 30, 2024
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$410,262	$408,185
AA	854,549	846,925
Total	$1,264,811	$1,255,110

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

Nonperforming Loans

	At June 30,		At December 31,
	2024	2023	2023
	(In thousands)

Nonperforming nonaccrual loans	$971	$192	$401
Performing nonaccrual loans	-	5	2
Total nonaccrual loans	971	197	403
Accruing loans 90 or more days past due	580	656	388
Total nonperforming loans	$1,551	$853	$791

At June 30, 2024, nonaccrual loans consisted of three loans including the addition of a commercial real estate loan with a carrying value of $766 thousand. Its collateral value exceeds the loan balance.

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At June 30,	At December 31,
	2024	2023
	(In thousands)

Allowance for credit losses on loans	$15,952	$16,867
Allowance for credit losses on debt securities held to maturity	1	1
Total allowance for credit losses	$15,953	$16,868

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. The Company has evaluated each issuer’s historical financial performance and ability to service debt payments, including throughout and following the 2008-2009 recession. The Company has an expectation that nonpayment of the amortized cost basis continues to be zero. At June 30, 2024, no credit loss allowance was assigned to corporate securities held to maturity based on evaluation of each individual issuer’s historical financial performance throughout full business cycles. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $1 thousand related to municipal securities at June 30, 2024 and December 31, 2023, respectively, reflecting the expected credit losses on debt securities held to maturity.

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

[The remainder of this page intentionally left blank]

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2024	2023	2024	2023
	($ in thousands)
Analysis of the allowance for loan losses/credit losses
Balance, beginning of period	$15,879	$19,509	$16,867	$20,284
Reversal of provision for credit losses	-	-	300	(1,550)
Loans charged off
Commercial	(28)	-	(28)	(148)
Consumer installment and other	(1,513)	(1,661)	(3,516)	(3,552)
Total chargeoffs	(1,541)	(1,661)	(3,544)	(3,700)
Recoveries of loans previously charged off
Commercial	11	19	23	2,184
Commercial real estate	132	15	177	30
Consumer installment and other	1,471	598	2,129	1,232
Total recoveries	1,614	632	2,329	3,446
Net loan recoveries (losses)	73	(1,029)	(1,215)	(254)
Balance, end of period	$15,952	$18,480	$15,952	$18,480

Net loan (recoveries) losses as a percentage of average total loans (annualized)	(0.04)%	0.45%	0.29%	0.05%

Selected financial data ($ in thousands): (At the dates indicated)

	At June 30,		At December 31,
	2024	2023	2023
Loans	$831,842	$919,583	$866,602
Nonaccrual loans	971	197	403
Allowance for credit losses as a percentage of loans	1.92%	2.01%	1.95%
Nonaccrual loans as a percentage of loans	0.12%	0.02%	0.05%
Allowance for credit losses to nonaccrual loans	1642.84%	9380.71%	4185.36%

The following table summarizes net (chargeoffs) recoveries and the ratio of net charge-offs (recoveries) to average loans for the periods indicated:

	For the Three Months Ended			For the Six Months Ended
	June 30, 2024
			As a Percentage			As a Percentage
		Average	of Net Chargeoffs		Average	of Net Chargeoffs
	Net (Chargeoffs)	Loan	(Recoveries)	Net (Chargeoffs)	Loan	(Recoveries)
	Recoveries	Balance	to Average Loans	Recoveries	Balance	to Average Loans
	($ in thousands)

Commercial	$(17)	$128,541	0.01%	$(5)	$128,450	-%
Commercial real estate	132	487,209	(0.03)%	177	488,099	(0.04)%
Construction	-	5,064	-%	-	5,064	-%
Residential real estate	-	9,448	-%	-	9,640	-%
Consumer and other installment	(42)	207,754	0.02%	(1,387)	214,532	0.65%
Total	$73	$838,016	(0.01)%	$(1,215)	$845,785	0.14%

	For the Three Months Ended			For the Six Months Ended
	June 30, 2023
			As a Percentage			As a Percentage
		Average	of Net Chargeoffs		Average	of Net Chargeoffs
	Net (Chargeoffs)	Loan	(Recoveries)	Net (Chargeoffs)	Loan	(Recoveries)
	Recoveries	Balance	to Average Loans	Recoveries	Balance	to Average Loans
	($ in thousands)

Commercial	$19	$153,852	(0.01)%	$2,036	$157,941	(1.29)%
Commercial real estate	15	491,902	-%	30	492,514	(0.01)%
Construction	-	4,123	-%	-	3,706	-%
Residential real estate	-	12,455	-%	-	13,046	-%
Consumer and other installment	(1,063)	264,463	0.40%	(2,320)	269,070	0.86%
Total	$(1,029)	$926,795	0.11%	$(254)	$936,277	0.03%

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

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2024
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$3,765	$5,758	$242	$22	$6,092	$15,879
Provision (reversal)	148	32	1	2	(183)	-
Chargeoffs	(28)	-	-	-	(1,513)	(1,541)
Recoveries	11	132	-	-	1,471	1,614
Total allowance for credit losses	$3,896	$5,922	$243	$24	$5,867	$15,952

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2024
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,216	$5,925	$245	$26	$6,455	$16,867
(Reversal) provision	(315)	(180)	(2)	(2)	799	300
Chargeoffs	(28)	-	-	-	(3,516)	(3,544)
Recoveries	23	177	-	-	2,129	2,329
Total allowance for credit losses	$3,896	$5,922	$243	$24	$5,867	$15,952

Management considers the $16.0 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of June 30, 2024.

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

The Company monitors the climate risks of our loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. At June 30, 2024, the Company had $6 million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields and volatile commodity prices without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles are not considered to be material risks to the Company’s automobile lending practices.

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

The Company’s asset and liability position was generally “asset sensitive” at June 30, 2024, based on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes. However, in the dynamic simulation, an assumed decline in interest rates is expected to result in improved deposit balances funding higher earning asset levels. Further, in the dynamic simulation, no change in interest rates is expected to result in a decline in net interest income as asset yields remain stable and deposit costs rise as the Bank negotiates deposit rates with customers in the current environment.

[The remainder of this page intentionally left blank]

At June 30, 2024, Management’s most recent measurements of estimated changes in net interest income were:

Dynamic simulation (balance sheet composition changes):
Assumed change in interest rates over 1 year	-2.0%	-1.0%	0.0%	+1.0%	+2.0%
First year change in net interest income	-2.3%	-0.5%	-0.9%	+1.9%	+3.3%

Static simulation (balance sheet composition unchanged):
Assumed immediate change in interest rates	-2.0%	-1.0%	0.00%	+1.0%	+2.0%
First year change in net interest income	-11.7%	-5.8%	0.00%	+5.9%	+11.2%

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This low-cost source of funds, along with shareholders' equity, provided 96% of funding for average total assets in the six months ended June 30, 2024 and 97% for the year ended December 31, 2023, respectively. The Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit risk and capital management practices and by maintaining an appropriate level of liquidity.

Total deposits were $5,131 million at June 30, 2024 and $5,474 million at December 31, 2023. Total time deposits were $89 million at June 30, 2024 and $97 million at December 31, 2023. The Company has no foreign time deposits. The standard FDIC deposit insurance amount is $250,000 per depositor, for each account ownership category. At June 30, 2024, estimated federally uninsured total deposits and time deposits were $2,441 million and $4 million, respectively.

Banking industry deposits, including for Westamerica Bank, grew rapidly in 2020 and 2021 due to the injection of fiscal stimulus into the United States economy, including Paycheck Protection Program loans, and an easing of Federal Reserve monetary policy, both in response to the COVID pandemic. Federal Reserve monetary policy easing included reduction in the federal funds rate to a range of 0.00% to 0.25% and net purchases of Treasury securities and agency mortgage-backed securities, which increase the money supply and aggregate bank deposits. Subsequently, inflation rose considerably while employment conditions remained strong. In 2022 and 2023, the Federal Reserve’s monetary policy reversed to tightening, in an effort to reduce inflation. The monetary policy tightening included increasing and keeping the federal funds rate to a range of 5.25% to 5.50% and net reductions of Treasury securities and agency mortgage-backed securities, which reduce the money supply and aggregate bank deposits. Westamerica Bank’s deposit totals are subject to both the fiscal policies of the United States government and monetary policies of the Federal Reserve; the decline in Westamerica Bank deposits during 2023 and the six months ended June 30, 2024 was influenced by these fiscal and monetary policies. In addition, the Internal Revenue Service (“IRS”) declared every county in which Westamerica Bank operates as Natural Disaster Areas due to 2022-2023 winter storms; the IRS and California Franchise Tax Board extended the 2022 tax filing deadline and 2023 tax installment payment due dates to November 16, 2023. Management believes this deferment of tax payment deadlines impacted deposit totals in the fourth quarter 2023 as customers paid their federal and California tax obligations. Total deposits declined $342,827 thousand from December 31, 2023 to June 30, 2024 due to competitive deposit pricing.

The following table shows the time remaining to maturity of the Company’s estimated amounts of uninsured time deposits with a balance greater than $250,000 per depositor per category:

At June 30, 2024
(In thousands)
Three months or less	$1,994
Over three through six months	1,802
Over six through twelve months	399
Over twelve months	101
Total	$4,296

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, and principal and interest payments from debt securities and loans. At June 30, 2024, the Company had $486,124 thousand in cash balances. During the twelve months ending June 30, 2025, the Company expects to receive $309,000 thousand in principal payments from its debt securities. If additional operational liquidity is required, the Company can pledge debt securities as collateral for borrowing purposes; at June 30, 2024, the Company’s debt securities which qualify as collateral for borrowing totaled $3,693,459 thousand. In the ordinary course of business, the Company pledges debt securities as collateral for certain depository customers; at June 30, 2024, the Company had pledged $759,338 thousand in debt securities for depository customers. In the ordinary course of business, the Company pledges debt securities as collateral for borrowing from the Federal Reserve Bank; at June 30, 2024, the Company had pledged $1,067,510 thousand in debt securities at the Federal Reserve Bank. During the six months ended June 30, 2024, the Company’s average borrowings from the Federal Reserve Bank and other correspondent banks were $131,291 thousand and $-0- thousand, respectively, and at June 30, 2024, the Company’s borrowings from the Federal Reserve Bank and other correspondent banks were $200,000 thousand and $-0- thousand, respectively. At June 30, 2024, the Company had access to borrowing from the Federal Reserve up to $867,510 thousand based on collateral pledged at June 30, 2024. At June 30, 2024, the Company’s estimated unpledged collateral qualifying debt securities totaled $1,462,966 thousand based on the Federal Reserve Bank borrowing programs. The Federal Reserve’s Bank Term Funding Program ceased making new loans on March 11, 2024. Debt securities eligible as collateral are shown at market value unless noted otherwise:

[The remainder of this page intentionally left blank]

At June 30, 2024
(in thousands)
Debt Securities Eligible as Collateral:
Corporate Securities	$2,549,866
Collateralized Loan Obligations rated AAA	405,308
Obligations of States and Political Subdivisions	130,006
Agency Mortgage Backed Securities	286,771
Securities of U.S. Government Sponsored Entities	116,688
Securities of U.S. Government Sponsored Entities (Par Value)	200,000
U.S. Treasury Securities	4,820
Total Debt Securities Eligible as Collateral	$3,693,459

Debt Securities Pledged as Collateral:
Deposits by Public Entities	$(759,338)
Short-term Borrowed Funds (Deposit Sweep)	(394,283)
Debt Securities Pledged at the Federal Reserve Bank	(1,067,510)
Other	(9,362)
Total Debt Securities Pledged as Collateral	$(2,230,493)

Estimated Debt Securities Available to Pledge	$1,462,966

Liquidity risk can result from the mismatching of asset and liability cash flows, or from disruptions in the financial markets. The Bank performs liquidity stress tests on a periodic basis to evaluate the sustainability of its liquidity. Under the stress testing, the Bank assumes outflows of funds increase beyond expected levels. Measurement of such heightened outflows considers the composition of the Bank’s deposit base, including any concentration of deposits, non-deposit funding such as short-term borrowings, and unfunded lending commitments. The composition of the Bank’s deposits is considered including the broad industry and geographic diversification in the Bank’s market area. The Bank evaluates its stock of highly liquid assets to meet the assumed higher levels of outflows. Highly liquid assets include cash and amounts due from other banks from daily transaction settlements, reduced by branch cash needs and any Federal Reserve Bank reserve requirements, and investment securities based on regulatory guidelines. Based on the results of the most recent liquidity stress test, Management is satisfied with the liquidity condition of the Bank. However, no assurance can be given the Bank will not experience a period of reduced liquidity.

Management continually monitors the Bank’s cash levels. Loan demand from credit worthy borrowers will be dictated by economic and competitive conditions. The Bank aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Bank's sales efforts, delivery of superior customer service, new regulations and market conditions. The Bank does not aggressively solicit higher-costing time deposits. Changes in interest rates, most notably rising or elevated interest rates or increased consumer spending, could impact deposit volumes. Depending on economic conditions, interest rate levels, liquidity management and a variety of other conditions, any deposit growth may be used to fund loans or purchase investment securities. However, due to possible volatility in economic conditions, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

Westamerica Bancorporation ("Parent Company") is a separate entity apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. The Parent Company had no debt as of June 30, 2024. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees.

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $23 million in the six months ended June 30, 2024 and $46 million in the year ended December 31, 2023 and retire common stock in the amounts of $210 thousand in the six months ended June 30, 2024 and $14 million in the year ended December 31, 2023. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not impact Parent Company's ability to meet its ongoing cash obligations. Parent Company’s cash balance was $202 million at June 30, 2024 and $155 million at December 31, 2023.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was annualized 14.8% for the six months ended June 30, 2024 and 18.1% for the year ended December 31, 2023. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $203 thousand in the six months ended June 30, 2024 and $950 thousand in the year ended December 31, 2023.

The Company paid common dividends totaling $23 million in the six months ended June 30, 2024 and $46 million in the year ended December 31, 2023, which represent dividends per common share of $0.88 and $1.72, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired 4 thousand shares valued at $210 thousand in the six months ended June 30, 2024 and 274 thousand shares valued at $14 million in the year ended December 31, 2023.

The Company's primary capital resource is shareholders' equity, which was $816 million at June 30, 2024 compared with $773 million at December 31, 2023. The Company's ratio of equity to total assets was 12.92% at June 30, 2024 and 12.14% at December 31, 2023.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At June 30, 2024		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	20.69%	15.10%	7.00%	6.50%
Tier I Capital	20.69%	15.10%	8.50%	8.00%
Total Capital	21.07%	15.62%	10.50%	10.00%
Leverage Ratio	13.87%	10.08%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2023		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	18.76%	14.46%	7.00%	6.50%
Tier I Capital	18.76%	14.46%	8.50%	8.00%
Total Capital	19.15%	14.98%	10.50%	10.00%
Leverage Ratio	12.86%	9.88%	4.00%	5.00%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2024.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No shares were repurchased during the period from April 1, 2024 through June 30, 2024.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S‑K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAMERICA BANCORPORATION
(Registrant)

/s/ Anela Jonas
Anela Jonas
Senior Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: August 8, 2024