Form 10-Q
period 2024-09-30
WESTAMERICA BANCORPORATION
filed 2024-11-08
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission file number: 001-09383

WESTAMERICA BANCORPORATION

(Exact Name of Registrant as Specified in Its Charter)

California	94-2156203
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class Common Stock, No Par Value	Shares outstanding as of October 29, 2024 26,686,004

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

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2024	2023
	(In thousands)
Assets:
Cash and due from banks	$502,945	$190,314
Debt securities available for sale	3,580,486	3,999,801
Debt securities held to maturity, net of allowance for credit losses of $1 at September 30, 2024 and December 31, 2023 (Fair value of $837,080 at September 30, 2024 and $849,562 at December 31, 2023)	850,261	878,396
Loans	833,967	866,602
Allowance for credit losses on loans	(15,318)	(16,867)
Loans, net of allowance for credit losses on loans	818,649	849,735
Premises and equipment, net	26,129	27,016
Identifiable intangibles, net	178	347
Goodwill	121,673	121,673
Other assets	260,822	297,310
Total Assets	$6,161,143	$6,364,592

Liabilities:
Noninterest-bearing deposits	$2,375,958	$2,605,844
Interest-bearing deposits	2,689,092	2,868,423
Total deposits	5,065,050	5,474,267
Securities sold under repurchase agreements	132,487	58,162
Other liabilities	54,566	59,269
Total Liabilities	5,252,103	5,591,698

Contingencies (Note 10)

Shareholders' Equity:
Common stock (no par value), authorized: 150,000 shares issued and outstanding: 26,686 at September 30, 2024 and 26,671 at December 31, 2023	475,061	473,136
Deferred compensation	35	35
Accumulated other comprehensive loss	(127,653)	(190,282)
Retained earnings	561,597	490,005
Total Shareholders' Equity	909,040	772,894
Total Liabilities and Shareholders' Equity	$6,161,143	$6,364,592

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$11,441	$11,925	$34,119	$35,510
Equity securities	175	152	524	456
Debt securities available for sale	40,829	47,994	130,999	142,256
Debt securities held to maturity	8,587	8,848	25,964	26,758
Interest-bearing cash	6,762	3,929	14,006	7,981
Total Interest and Loan Fee Income	67,794	72,848	205,612	212,961
Interest Expense:
Deposits	3,113	1,095	7,679	2,135
Bank Term Funding Program borrowings	2,278	-	5,813	-
Securities sold under repurchase agreements	254	38	461	76
Total Interest Expense	5,645	1,133	13,953	2,211
Net Interest and Loan Fee Income	62,149	71,715	191,659	210,750
Provision (Reversal of Provision) for Credit Losses	-	400	300	(1,150)
Net Interest and Loan Fee Income After Provision (Reversal of Provision) for Credit Losses	62,149	71,315	191,359	211,900
Noninterest Income:
Service charges on deposit accounts	3,585	3,705	10,524	10,629
Merchant processing services	2,474	2,911	7,714	8,417
Debit card fees	1,702	1,717	4,951	5,118
Trust fees	846	783	2,451	2,358
ATM processing fees	533	640	1,664	1,996
Other service fees	454	463	1,342	1,320
Life insurance gains	202	278	202	278
Securities losses	-	-	-	(125)
Other noninterest income	2,129	784	3,674	2,539
Total Noninterest Income	11,925	11,281	32,522	32,530
Noninterest Expense:
Salaries and related benefits	12,762	11,820	37,831	35,715
Occupancy and equipment	5,256	5,065	15,454	15,562
Outsourced data processing services	2,614	2,473	7,661	7,405
Limited partnership operating losses	1,210	1,440	4,090	4,314
Courier service	682	745	2,017	1,971
Professional fees	337	401	1,101	1,362
Other noninterest expense	3,448	3,706	10,384	11,370
Total Noninterest Expense	26,309	25,650	78,538	77,699
Income Before Income Taxes	47,765	56,946	145,343	166,731
Provision for income taxes	12,708	15,345	38,407	44,431
Net Income	$35,057	$41,601	$106,936	$122,300

Average Common Shares Outstanding	26,685	26,648	26,680	26,718
Average Diluted Common Shares Outstanding	26,686	26,650	26,681	26,721
Per Common Share Data:
Basic earnings	$1.31	$1.56	$4.01	$4.58
Diluted earnings	1.31	1.56	4.01	4.58
Dividends paid	0.44	0.44	1.32	1.28

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2024	2023	2024	2023
	(In thousands)
Net income	$35,057	$41,601	$106,936	$122,300
Other comprehensive income (loss):
Changes in net unrealized losses/gains on debt securities available for sale	98,879	(47,797)	88,915	(42,030)
Deferred tax (expense) benefit	(29,232)	14,131	(26,286)	12,426
Changes in net unrealized losses/gains on debt securities available for sale, net of tax	69,647	(33,666)	62,629	(29,604)
Total comprehensive income	$104,704	$7,935	$169,565	$92,696

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

				Accumulated
	Common			Other
	Shares	Common	Deferred	Comprehensive	Retained
	Outstanding	Stock	Compensation	(Loss) Income	Earnings	Total
	(In thousands except dividend per share)

Balance, June 30, 2024	26,683	$474,583	$35	$(197,300)	$538,282	$815,600
Net income for the period					35,057	35,057
Other comprehensive income				69,647		69,647
Exercise of stock options	2	95				95
Stock based compensation	-	371				371
Stock awarded to employees	1	12				12
Dividends ($0.44 per share)					(11,742)	(11,742)
Balance, September 30, 2024	26,686	$475,061	$35	$(127,653)	$561,597	$909,040

Balance, December 31, 2023	26,671	$473,136	$35	$(190,282)	$490,005	$772,894
Net income for the period					106,936	106,936
Other comprehensive income				62,629		62,629
Exercise of stock options	7	298				298
Restricted stock activity	11	505				505
Stock based compensation	-	1,144				1,144
Stock awarded to employees	1	60				60
Retirement of common stock	(4)	(82)			(128)	(210)
Dividends ($1.32 per share)					(35,216)	(35,216)
Balance, September 30, 2024	26,686	$475,061	$35	$(127,653)	$561,597	$909,040

Balance, June 30, 2023	26,648	$471,475	$35	$(252,043)	$432,395	$651,862
Net income for the period					41,601	41,601
Other comprehensive loss				(33,666)		(33,666)
Stock based compensation	-	339				339
Stock awarded to employees	1	13				13
Dividends ($0.44 per share)					(11,726)	(11,726)
Balance, September 30, 2023	26,649	$471,827	$35	$(285,709)	$462,270	$648,423

Balance, December 31, 2022	26,913	$475,086	$35	$(256,105)	$383,094	$602,110
Net income for the period					122,300	122,300
Other comprehensive loss				(29,604)		(29,604)
Restricted stock activity	9	508				508
Stock based compensation	-	1,017				1,017
Stock awarded to employees	1	60				60
Retirement of common stock	(274)	(4,844)			(8,903)	(13,747)
Dividends ($1.28 per share)					(34,221)	(34,221)
Balance, September 30, 2023	26,649	$471,827	$35	$(285,709)	$462,270	$648,423

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2024	2023
	(In thousands)
Operating Activities:
Net income	$106,936	$122,300
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,237	8,760
Provision (Reversal of credit provision) for credit losses	300	(1,150)
Net amortization of deferred loan fees	(354)	(424)
Stock option compensation expense	1,144	1,017
Life insurance gains	(202)	(278)
Securities losses	-	125
Net gain on sale of other assets	(1,367)	-
Income taxes (receivable) payable	(6,027)	43,323
Net changes in:
Interest income receivable	6,441	(2,039)
Other assets	(711)	(336)
Net deferred tax asset	1,679	1,107
Interest expense payable	141	53
Other liabilities	(4,418)	(6,269)
Net Cash Provided by Operating Activities	111,799	166,189
Investing Activities:
Net repayments of loans	31,140	71,672
Purchases of debt securities available for sale	(13,636)	-
Proceeds from sale/maturity/calls of debt securities available for sale	515,196	376,842
Proceeds from maturity/calls of debt securities held to maturity	32,792	31,530
Purchases of Federal Reserve Bank stock	-	(2,326)
Proceeds from life insurance policies	1,059	-
Proceeds from sale of other assets	5,378	-
Purchases of premises and equipment	(1,077)	(897)
Net Cash Provided by Investing Activities	570,852	476,821
Financing activities:
Net change in deposits	(409,217)	(526,277)
Net change in short-term borrowings	74,325	57,549
Exercise of stock options	298	-
Retirement of common stock	(210)	(13,747)
Common stock dividends paid	(35,216)	(34,221)
Net Cash Used in Financing Activities	(370,020)	(516,696)
Net Change In Cash and Due from Banks	312,631	126,314
Cash and Due from Banks at Beginning of Period	190,314	294,236
Cash and Due from Banks at End of Period	$502,945	$420,550

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$4,553	$7,160
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	4,888	4,604
Interest paid for the period	13,812	2,158
Income tax payments for the period	42,755	-

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Note 3:  Investment Securities

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $1 thousand at September 30, 2024 and December 31, 2023, follows. In accordance with GAAP, unrealized gains and losses on held to maturity securities have not been recognized in the Company’s financial statements.

	At September 30, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential mortgage-backed securities ("MBS")	$240,374	$162	$(12,971)	$227,565
Securities of U.S. Government sponsored entities	310,593	119	(7,103)	303,609
U.S. Treasury Securities	4,883	16	-	4,899
Obligations of states and political subdivisions	65,001	30	(1,155)	63,876
Corporate securities	2,057,115	295	(155,793)	1,901,617
Collateralized loan obligations	1,083,752	1,943	(6,775)	1,078,920
Total debt securities available for sale	3,761,718	2,565	(183,797)	3,580,486
Debt securities held to maturity:
Agency residential MBS	62,745	26	(3,336)	59,435
Obligations of states and political subdivisions	53,769	33	(157)	53,645
Corporate securities	733,748	1,911	(11,659)	724,000
Total debt securities held to maturity	850,262	1,970	(15,152)	837,080
Total	$4,611,980	$4,535	$(198,949)	$4,417,566

	At December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$258,150	$6	$(18,702)	$239,454
Securities of U.S. Government sponsored entities	308,768	2	(13,851)	294,919
Obligations of states and political subdivisions	72,679	42	(1,438)	71,283
Corporate securities	2,129,103	480	(220,035)	1,909,548
Collateralized loan obligations	1,501,248	830	(17,481)	1,484,597
Total debt securities available for sale	4,269,948	1,360	(271,507)	3,999,801
Debt securities held to maturity:
Agency residential MBS	78,565	17	(5,270)	73,312
Obligations of states and political subdivisions	71,182	47	(335)	70,894
Corporate securities	728,650	84	(23,378)	705,356
Total debt securities held to maturity	878,397	148	(28,983)	849,562
Total	$5,148,345	$1,508	$(300,490)	$4,849,363

[The remainder of this page intentionally left blank]

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At September 30, 2024
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$124,819	$124,367	$9,959	$9,940
Over 1 to 5 years	923,013	890,059	352,871	353,249
Over 5 to 10 years	1,389,760	1,259,575	424,687	414,456
Subtotal	2,437,592	2,274,001	787,517	777,645
Collateralized loan obligations	1,083,752	1,078,920	-	-
Agency residential MBS	240,374	227,565	62,745	59,435
Total	$3,761,718	$3,580,486	$850,262	$837,080

	At December 31, 2023
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$52,703	$52,357	$15,117	$15,095
Over 1 to 5 years	756,658	721,179	312,847	307,557
Over 5 to 10 years	1,701,189	1,502,214	471,868	453,598
Subtotal	2,510,550	2,275,750	799,832	776,250
Collateralized loan obligations	1,501,248	1,484,597	-	-
Agency residential MBS	258,150	239,454	78,565	73,312
Total	$4,269,948	$3,999,801	$878,397	$849,562

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

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At September 30, 2024
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	3	$5,141	$(39)	102	$208,765	$(12,932)	105	$213,906	$(12,971)
Securities of U.S. Government sponsored entities	-	-	-	19	286,796	(7,103)	19	286,796	(7,103)
Obligations of states and political subdivisions	-	-	-	40	52,472	(1,155)	40	52,472	(1,155)
Corporate securities	-	-	-	140	1,877,015	(155,793)	140	1,877,015	(155,793)
Collateralized loan obligations	6	64,655	(90)	40	411,655	(6,685)	46	476,310	(6,775)
Total	9	$69,796	$(129)	341	$2,836,703	$(183,668)	350	$2,906,499	$(183,797)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At September 30, 2024
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	-	$-	$-	80	$58,401	$(3,336)	80	$58,401	$(3,336)
Obligations of states and political subdivisions	5	1,214	(1)	26	26,008	(156)	31	27,222	(157)
Corporate securities	-	-	-	34	466,729	(11,659)	34	466,729	(11,659)
Total	5	$1,214	$(1)	140	$551,138	$(15,151)	145	$552,352	$(15,152)

Based upon the Company’s September 30, 2024 evaluation, the unrealized losses on debt securities were caused by market conditions for these types of securities. Market interest rates are currently higher than the book yield of the securities, causing declines in bond values generally. The Company continually monitors interest rate changes, risk premium spread changes, credit rating changes for issuers of bonds owned, collateralized loan obligations’ collateral levels, and corporate bond issuers’ common stock price changes. All collateralized loan obligations, obligations of states and political subdivisions, and corporate securities were investment grade rated at September 30, 2024.

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

The fair values of debt securities could decline in the future if market interest rates rise, the general economy deteriorates, inflation increases, credit ratings decline, the issuers’ financial condition deteriorates, or the liquidity for debt securities declines. As a result, significant credit losses on debt securities may occur in the future.

As of September 30, 2024 and December 31, 2023, the Company’s debt securities pledged had a carrying amount of $2,141,666 thousand and $2,034,706 thousand, respectively, primarily to secure public deposits, Federal Reserve Bank borrowings and securities sold under repurchase agreements.

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

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At September 30, 2024, no credit loss allowance was assigned to corporate securities held to maturity.

The following table summarizes the amortized cost of debt securities held to maturity at September 30, 2024, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At September 30, 2024
	AAA/AA/A	BBB+/BBB	Not Rated	Total
	(In thousands)
Agency residential MBS	$62,247	$-	$498	$62,745
Obligations of states and political subdivisions	53,769	-	-	53,769
Corporate securities	558,223	175,525	-	733,748
Total	$674,239	$175,525	$498	$850,262

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of September 30, 2024.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months		For the Nine Months
	Ended September 30,
	2024	2023	2024	2023
	(In thousands)

Taxable	$48,699	$55,911	$154,648	$166,031
Tax-exempt from federal income tax	892	1,083	2,839	3,439
Total interest income from investment securities	$49,591	$56,994	$157,487	$169,470

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated:

	At September 30,	At December 31,
	2024	2023
	(In thousands)

Commercial	$130,096	$136,550
Commercial real estate	503,561	487,523
Construction	5,064	5,063
Residential real estate	8,813	9,935
Consumer installment & other	186,433	227,531
Total	$833,967	$866,602

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2024
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$3,896	$5,922	$243	$24	$5,867	$15,952
Provision (reversal)	182	100	3	(2)	(283)	-
Chargeoffs	(109)	-	-	-	(1,549)	(1,658)
Recoveries	41	14	-	-	969	1,024
Total allowance for credit losses	$4,010	$6,036	$246	$22	$5,004	$15,318

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2024
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,216	$5,925	$245	$26	$6,455	$16,867
(Reversal) provision	(133)	(80)	1	(4)	516	300
Chargeoffs	(137)	-	-	-	(5,065)	(5,202)
Recoveries	64	191	-	-	3,098	3,353
Total allowance for credit losses	$4,010	$6,036	$246	$22	$5,004	$15,318

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At September 30, 2024
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$123,277	$492,369	$-	$8,515	$183,490	$807,651
Substandard	6,819	11,192	5,064	298	1,727	25,100
Doubtful	-	-	-	-	509	509
Loss	-	-	-	-	707	707
Total	$130,096	$503,561	$5,064	$8,813	$186,433	$833,967

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2023
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$130,001	$475,870	$5,063	$9,606	$225,089	$845,629
Substandard	6,549	11,653	-	329	377	18,908
Doubtful	-	-	-	-	1,479	1,479
Loss	-	-	-	-	586	586
Total	$136,550	$487,523	$5,063	$9,935	$227,531	$866,602

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At September 30, 2024
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$129,899	$89	$48	$-	$60	$130,096
Commercial real estate	502,930	439	-	-	192	503,561
Construction	5,064	-	-	-	-	5,064
Residential real estate	8,813	-	-	-	-	8,813
Consumer installment and other	180,950	3,946	870	667	-	186,433
Total	$827,656	$4,474	$918	$667	$252	$833,967

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2023
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$136,421	$58	$-	$-	$71	$136,550
Commercial real estate	485,476	951	766	-	330	487,523
Construction	5,063	-	-	-	-	5,063
Residential real estate	9,933	-	-	-	2	9,935
Consumer installment and other	220,357	5,544	1,242	388	-	227,531
Total	$857,250	$6,553	$2,008	$388	$403	$866,602

There was no allowance for credit losses allocated to loans on nonaccrual status as of September 30, 2024 or December 31, 2023. There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2024 or December 31, 2023.

There were no loan modifications made to borrowers experiencing financial difficulty during the nine months ended September 30, 2024 and September 30, 2023.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans that were considered collateral dependent at September 30, 2024 included the following: nine commercial real estate loans totaling $10.4 million secured by real property and $661 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at September 30, 2024. Loans that were considered collateral dependent at December 31, 2023 included the following: nine commercial real estate loans totaling $10.9 million secured by real property and $377 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2023.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At September 30, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$19,923	$9,406	$20,684	$13,350	$16,195	$16,969	$96,527	$26,750	$123,277
Substandard	2,672	-	2,835	-	-	-	5,507	1,312	6,819
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$22,595	$9,406	$23,519	$13,350	$16,195	$16,969	$102,034	$28,062	$130,096

Current gross chargeoffs on commercial loans:
For the three months ended September 30, 2024
	$-	$-	$-	$-	$-	$-	$-	$109	$109
For the nine months ended September 30, 2024
	-	-	-	-	-	-	-	137	137

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$20,554	$4,471	$12,601	$31,770	$22,146	$13,112	$104,654	$25,347	$130,001
Substandard	12	2,492	-	2,835	-	-	5,339	1,210	6,549
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$20,566	$6,963	$12,601	$34,605	$22,146	$13,112	$109,993	$26,557	$136,550

Current gross chargeoffs on commercial loans:
For the year ended December 31, 2023
	$-	$-	$3	$135	$-	$-	$138	$272	$410

	At September 30, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$215,780	$66,206	$64,703	$49,590	$43,371	$52,719	$492,369	$-	$492,369
Substandard	10,216	976	-	-	-	-	11,192	-	11,192
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$225,996	$67,182	$64,703	$49,590	$43,371	$52,719	$503,561	$-	$503,561

Current gross chargeoffs on commercial real estate loans:
For the three months ended September 30, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-
For the nine months ended September 30, 2024
	-	-	-	-	-	-	-	-	-

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$172,925	$68,156	$69,324	$68,891	$50,899	$45,675	$475,870	$-	$475,870
Substandard	10,056	811	786	-	-	-	11,653	-	11,653
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$182,981	$68,967	$70,110	$68,891	$50,899	$45,675	$487,523	$-	$487,523

Current gross chargeoffs on commercial real estate loans:
For the year ended December 31, 2023
	$45	$-	$-	$-	$-	$-	$45	$-	$45

	At September 30, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$8,515	$-	$-	$-	$-	$-	$8,515	$-	$8,515
Substandard	298	-	-	-	-	-	298	-	298
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$8,813	$-	$-	$-	$-	$-	$8,813	$-	$8,813

Current gross chargeoffs on residential real estate loans:
For the three months ended September 30, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-
For the nine months ended September 30, 2024
	-	-	-	-	-	-	-	-	-

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$9,606	$-	$-	$-	$-	$-	$9,606	$-	$9,606
Substandard	329	-	-	-	-	-	329	-	329
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$9,935	$-	$-	$-	$-	$-	$9,935	$-	$9,935

Current gross chargeoffs on residential real estate loans:
For the year ended December 31, 2023
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At September 30, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$-	$-
Substandard	-	-	-	-	-	-	-	5,064	5,064
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$5,064	$5,064

Current gross chargeoffs on construction loans:
For the three months ended September 30, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-
For the nine months ended September 30, 2024
	-	-	-	-	-	-	-	-	-

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$5,063	$5,063
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$5,063	$5,063

Current gross chargeoffs on construction loans:
For the year ended December 31, 2023
	$-	$-	$-	$-	$-	$-	$-	$-	$-

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At September 30, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$8,360	$14,762	$36,249	$54,464	$29,550	$21,908	$165,293	$15,657	$180,950
30-59 days past due	217	294	1,682	1,206	346	169	3,914	32	3,946
60-89 days past due	17	20	142	385	87	16	667	203	870
Past due 90 days or more	37	70	301	51	99	103	661	6	667
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$8,631	$15,146	$38,374	$56,106	$30,082	$22,196	$170,535	$15,898	$186,433

Current gross chargeoffs on consumer installment and other loans:
For the three months ended September 30, 2024
	$62	$61	$553	$296	$326	$11	$1,309	$240	$1,549
For the nine months ended September 30, 2024
	241	327	1,935	1,403	778	11	4,695	370	5,065

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$6,545	$12,144	$22,700	$51,055	$71,388	$38,699	$202,531	$17,826	$220,357
30-59 days past due	160	277	600	2,345	1,733	332	5,447	97	5,544
60-89 days past due	31	51	153	410	430	122	1,197	45	1,242
Past due 90 days or more	-	8	88	143	138	-	377	11	388
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$6,736	$12,480	$23,541	$53,953	$73,689	$39,153	$209,552	$17,979	$227,531

Current gross chargeoffs on consumer installment and other loans:
For the year ended December 31, 2023
	$246	$161	$843	$2,329	$3,191	$453	$7,223	$276	$7,499

There were no loans held for sale at September 30, 2024 and December 31, 2023.

The Company held no other real estate owned (OREO) at September 30, 2024 and December 31, 2023. At September 30, 2024 and December 31, 2023, there were no consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person at any one time shall not exceed the following limitations: (a) unsecured credits shall not exceed 15 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures, or (b) secured and unsecured credits in all shall not exceed 25 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures. At September 30, 2024, the Bank did not have credit extended to any one entity exceeding these limits. At September 30, 2024, the Bank had 25 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $27,956 thousand and $30,888 thousand at September 30, 2024 and December 31, 2023, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At September 30, 2024, the Bank held corporate bonds in 106 issuing entities that exceeded $5 million for each issuer.

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At September 30,	At December 31,
	2024	2023
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	67,888	66,611
Net deferred tax asset	72,916	99,507
Right-of-use asset	18,953	18,814
Limited partnership investments	24,577	28,667
Interest receivable	48,127	54,568
Prepaid assets	4,613	5,200
Other assets	9,521	9,716
Total other assets	$260,822	$297,310

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

The Company owns 211 thousand shares of Visa Inc. (“Visa”) Class B-1 common stock, which have transfer restrictions; the carrying value is $-0- thousand. Following the resolution of certain litigation involving Visa, shares of Visa’s Class B-1 stock will convert to shares of Visa Class A common stock based on a conversion factor (1.5653 as of September 30, 2024), which is periodically adjusted to  reflect Visa’s ongoing litigation costs. Given the transfer restrictions and continuing uncertainty regarding the likelihood, ultimate timing and eventual conversion of Visa Class B-1 common stock for shares of Visa Class A common stock or other marketable classes of Visa common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. Visa Class A common stock trades on the New York Stock Exchange and had a closing price of $274.95 per share on September 30, 2024, the last trading day for the third quarter 2024. The ultimate value of the Company’s Visa Class B-1 shares is subject to the extent of Visa’s future litigation escrow fundings, the resulting conversion rate to Visa Class A common stock, and current and future transfer restrictions on the Visa Class B-1 common stock. Effective January 24, 2024, all outstanding shares of Visa Class B common stock, including 211 thousand Visa Class B shares then held by the Company, were redenominated as Visa Class B-1 common stock. During the quarter ended June 30, 2024, Visa conducted an exchange offer under which Visa Class B-1 stockholders could elect to exchange a portion of their Visa Class B-1 shares for a combination of Visa Class C common stock, which is convertible into publicly traded Visa Class A common stock, and Visa Class B-2 common stock, which remains restricted. The Company did not exchange any Visa Class B-1 shares in the exchange offer, which expired on May 3, 2024. At September 30, 2024, the Company did not record an adjustment to the carrying value of the Visa Class B-1 shares.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At September 30, 2024, these investments totaled $24,577 thousand and $9,831 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2023, these investments totaled $28,667 thousand and $15,561 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At September 30, 2024, the $9,831 thousand of outstanding equity capital commitments are expected to be paid as follows: $8,347 thousand in the remainder of 2024, $600 thousand in 2025, $145 thousand in 2026, $189 thousand in 2027, and $550 thousand in 2028 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Nine Months Ended
	September 30,
	2024	2023	2024	2023
	(In thousands)
Investment loss included in pre-tax income	$1,210	$1,440	$4,090	$4,314
Tax credits recognized in provision for income taxes	785	765	2,735	2,820

Other liabilities consisted of the following:

	At September 30,	At December 31,
	2024	2023
	(In thousands)
Operating lease liability	$18,953	$18,814
Other liabilities	35,613	40,455
Total other liabilities	$54,566	$59,269

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of September 30, 2024.

As of September 30, 2024, the Company’s lease liability and right-of-use asset were $18,953 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 4.0 years and 3.29%, respectively, at September 30, 2024.  The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of September 30, 2024.

Total lease costs were $1,663 thousand and $5,020 thousand in the three and nine months ended September 30, 2024, respectively, and were recorded within occupancy and equipment expense. During the three and nine months ended September 30, 2023, total lease costs of $1,633 thousand and $4,949 thousand, respectively, were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable lease costs or sublease income during the nine months ended September 30, 2024 and September 30, 2023.

[The remainder of this page intentionally left blank]

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At September 30,
2024
(In thousands)
The remainder of 2024	$1,627
2025	6,082
2026	4,453
2027	3,578
2028	2,845
Thereafter	1,734
Total minimum lease payments	20,319
Less: discount	(1,366)
Present value of lease liability	$18,953

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the nine months ended September 30, 2024 and year ended December 31, 2023, as no triggering events occurred during such periods. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the nine months ended September 30, 2024 and year ended December 31, 2023, no such adjustments were recorded.

The carrying values of goodwill were:

	At September 30, 2024	At December 31, 2023
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization were:

	At September 30, 2024		At December 31, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(56,630)	$56,808	$(56,461)

As of September 30, 2024, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the nine months ended September 30, 2024 (actual)	$169
The remainder of 2024	53
2025	125

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At September 30,	At December 31,
	2024	2023
	(In thousands)
Noninterest-bearing	$2,375,958	$2,605,844
Interest-bearing:
Transaction	925,455	1,072,233
Savings	1,677,332	1,699,388
Time deposits less than $100 thousand	50,030	56,100
Time deposits $100 thousand through $250 thousand	26,005	31,107
Time deposits more than $250 thousand	10,270	9,595
Total deposits	$5,065,050	$5,474,267

Demand deposit overdrafts of $898 thousand and $620 thousand were included as loan balances at September 30, 2024 and December 31, 2023, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $30 thousand and $71 thousand for the three and nine months ended September 30, 2024, respectively, and $26 thousand and $91 thousand for the three and nine months ended September 30, 2023, respectively.

The following table provides additional detail regarding securities sold under repurchase agreements:

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At September 30,	At December 31,
	2024	2023
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$22,838	$25,669
Corporate securities	420,102	233,947
Total collateral carrying value	$442,940	$259,616
Securities sold under repurchase agreements	$132,487	$58,162

At September 30, 2024, the Company had access to borrowing from the Federal Reserve up to $815,919 thousand based on the collateral pledged at September 30, 2024. The Company repaid Federal Reserve Bank Term Funding Program borrowings in the amount of $200,000 thousand during the third quarter 2024. There were no borrowings from the Federal Reserve Bank or other correspondent banks at September 30, 2024. At September 30, 2024, the Company’s estimated unpledged collateral qualifying debt securities totaled $1,663,673 thousand.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At September 30, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$227,565	$-	$227,565	$-
Securities of U.S. Government sponsored entities	303,609	-	303,609	-
U.S. Treasury securities	4,899	4,899	-	-
Obligations of states and political subdivisions	63,876	-	63,876	-
Corporate securities	1,901,617	-	1,901,617	-
Collateralized loan obligations	1,078,920	-	1,078,920	-
Total debt securities available for sale	$3,580,486	$4,899	$3,575,587	$-

(1)	There were no transfers into or out of level 3 during the nine months ended September 30, 2024.

	At December 31, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$239,454	$-	$239,454	$-
Securities of U.S. Government sponsored entities	294,919	-	294,919	-
Obligations of states and political subdivisions	71,283	-	71,283	-
Corporate securities	1,909,548	-	1,909,548	-
Collateralized loan obligations	1,484,597	-	1,484,597	-
Total debt securities available for sale	$3,999,801	$-	$3,999,801	$-

(1)	There were no transfers into or out of level 3 during the year ended December 31, 2023.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at September 30, 2024 and December 31, 2023, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Nine
					Months Ended
	At September 30, 2024				September 30, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$14	$-	$-	$14	$-
Total assets measured at fair value on a nonrecurring basis	$14	$-	$-	$14	$-

					For the
					Year Ended
	At December 31, 2023				December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$110	$-	$-	$110	$-
Total assets measured at fair value on a nonrecurring basis	$110	$-	$-	$110	$-

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

	At September 30, 2024
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$502,945	$502,945	$502,945	$-	$-
Debt securities held to maturity	850,261	837,080	-	837,080	-
Loans	818,649	830,515	-	-	830,515

Financial Liabilities:
Deposits	$5,065,050	$5,060,792	$-	$4,978,745	$82,047
Securities sold under repurchase agreements	132,487	132,487	-	132,487

	At December 31, 2023
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$190,314	$190,314	$190,314	$-	$-
Debt securities held to maturity	878,396	849,562	-	849,562	-
Loans	849,735	847,031	-	-	847,031

Financial Liabilities:
Deposits	$5,474,267	$5,474,012	$-	$5,377,465	$96,547
Securities sold under repurchase agreements	58,162	58,162	-	58,162	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not unconditionally cancellable by the Company aggregated $27,956 thousand at September 30, 2024 and $29,958 thousand at December 31, 2023. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $174,320 thousand at September 30, 2024 and $206,028 thousand at December 31, 2023. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $1,961 thousand at September 30, 2024 and $2,044 thousand at December 31, 2023. Commitments for commercial and similar letters of credit totaled $95 thousand at September 30, 2024 and $95 thousand December 31, 2023, respectively. The Company had $1,000 thousand in outstanding full recourse guarantees to a third party credit card company at September 30, 2024 and $1,000 thousand at December 31, 2023, respectively. At September 30, 2024, the Company had a reserve for unfunded commitments of $201 thousand for the above-mentioned loan commitments of $27,956 thousand that are not unconditionally cancellable by the Company. The Company’s reserve for unfunded commitments was $201 thousand at December 31, 2023. The reserve for unfunded commitments is included in other liabilities.

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

	For the Three Months		For the Nine Months
	Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$35,057	$41,601	$106,936	$122,300
Basic earnings per common share
Weighted average number of common shares outstanding - basic
(denominator)	26,685	26,648	26,680	26,718
Basic earnings per common share	$1.31	$1.56	$4.01	$4.58
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,685	26,648	26,680	26,718
Add common stock equivalents for options	1	2	1	3
Weighted average number of common shares outstanding - diluted
(denominator)	26,686	26,650	26,681	26,721
Diluted earnings per common share	$1.31	$1.56	$4.01	$4.58

For the three and nine months ended September 30, 2024, options to purchase 1,068 thousand and 1,093 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months		For the Nine Months
	Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE)(1)	$62,465	$72,092	$192,659	$211,935
Provision (Reversal of Provision) for Credit Losses	-	400	300	(1,150)
Noninterest Income:
Life Insurance Gains	-	278	202	278
Securities Losses	-	-	-	(125)
Other Noninterest Income	11,925	11,003	32,320	32,377
Total Noninterest Income	11,925	11,281	32,522	32,530
Noninterest Expense	26,309	25,650	78,538	77,699
Income Before Income Taxes (FTE)(1)	48,081	57,323	146,343	167,916
Income Tax Provision (FTE)(1)	13,024	15,722	39,407	45,616
Net Income	$35,057	$41,601	$106,936	$122,300

Average Common Shares Outstanding	26,685	26,648	26,680	26,718
Average Diluted Common Shares Outstanding	26,686	26,650	26,681	26,721
Common Shares Outstanding at Period End	26,686	26,649

Per Common Share:
Basic Earnings	$1.31	$1.56	$4.01	$4.58
Diluted Earnings	1.31	1.56	4.01	4.58
Book Value	34.06	24.33

Financial Ratios:
Return on Assets	2.16%	2.41%	2.19%	2.36%
Return on Common Equity	13.72%	18.29%	14.41%	18.59%
Net Interest Margin (FTE)(1)	4.08%	4.43%	4.18%	4.32%
Net Loan Losses to Average Loans	(0.30)%	(0.50)%	(0.29)%	(0.20)%
Efficiency Ratio(2)	35.4%	30.8%	34.9%	31.8%

Average Balances:
Assets	$6,461,843	$6,847,691	$6,512,138	$6,940,897
Loans	831,418	903,854	840,961	925,351
Investment Securities	4,736,024	5,247,118	4,925,557	5,385,986
Deposits	5,092,244	5,722,817	5,224,158	5,859,506
Shareholders' Equity	1,016,642	902,300	991,229	879,740

Period End Balances:
Assets	$6,161,143	$6,567,288
Loans	833,967	885,850
Investment Securities	4,430,748	4,795,090
Deposits	5,065,050	5,699,013
Shareholders' Equity	909,040	648,423

Capital Ratios at Period End:
Total Risk Based Capital	22.03%	18.60%
Tangible Equity to Tangible Assets	13.03%	8.17%

Dividends Paid Per Common Share	$0.44	$0.44	$1.32	$1.28
Common Dividend Payout Ratio	33%	28%	33%	28%

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

Financial Overview

Westamerica Bancorporation and subsidiaries (collectively, the “Company”) reported net income of $35.1 million or $1.31 diluted earnings per common share (“EPS”) for the third quarter 2024 compared with net income of $41.6 million or $1.56 EPS for the third quarter of 2023. The third quarter 2024 results included a $202 thousand life insurance gain and a $1.4 million gain on sale of other assets equivalent to $0.04 EPS. The Company reported net income of $106.9 million or $4.01 EPS for the nine months ended September 30, 2024. The Company reported net income of $122.3 million or $4.58 EPS for the nine months ended September 30, 2023, including a $1.2 million reversal of provision for credit losses, net of a $400 thousand provision for credit losses in the third quarter 2023. Third quarter 2023 results also include a $278 thousand life insurance gain.

The Federal Open Market Committee of the Federal Reserve Board (“FOMC”) reduced the federal funds rate in September 2024. Inflation has receded toward the FOMC’s inflation goal of 2 percent, although inflation has not yet reached 2 percent. The unemployment rate has recently increased but remains low. On September 18, 2024, in light of the progress on inflation and the balance of risks, the FOMC decided to reduce the federal funds rate by 0.5 percent to the range of 4.75 to 5 percent. The interest rate paid on reserve balances at the Federal Reserve Bank was 4.90% as of September 30, 2024. The Bank maintains reserve balances at the Federal Reserve Bank; the amount that earns interest is identified as “interest-bearing cash”.

Management continues to evaluate the impacts of inflation, the Federal Reserve’s monetary policy and climate changes on the Company’s business and its customers. The banking industry experienced significant volatility with several regional bank failures in the first half of 2023, creating industrywide concerns related to liquidity, deposit outflows and unrealized losses on debt securities. These events could adversely affect the Company’s funding of its operations. The extent of the impact on the Company’s results of operations, liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are uncertain and cannot be reasonably predicted.

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

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$62,465	$72,092	$192,659	$211,935
Provision (Reversal of provision) for credit losses	-	400	300	(1,150)
Noninterest income	11,925	11,281	32,522	32,530
Noninterest expense	26,309	25,650	78,538	77,699
Income before taxes (FTE)	48,081	57,323	146,343	167,916
Income tax provision (FTE)	13,024	15,722	39,407	45,616
Net income	$35,057	$41,601	$106,936	$122,300

Average diluted common shares	26,686	26,650	26,681	26,721
Diluted earnings per common share	$1.31	$1.56	$4.01	$4.58

Average total assets	$6,461,843	$6,847,691	$6,512,138	$6,940,897
Net income to average total assets (annualized)	2.16%	2.41%	2.19%	2.36%
Net income to average common shareholders' equity (annualized)	13.72%	18.29%	14.41%	18.59%

Net income for the third quarter 2024 decreased $6.5 million compared with the third quarter 2023 primarily due to decreased net interest and loan fee income (FTE), partially offset by lower tax provision (FTE). Net interest and loan fee income (FTE) decreased $9.6 million in the third quarter 2024 compared with the third quarter 2023 due to lower average balances of investment debt securities and loans, higher average balances of Bank Term Funding Program borrowings and higher rate on interest-bearing liabilities, partially offset by higher yield on loans and higher average balances of interest-bearing cash. The Company recorded no provision for credit losses based on the results of its current expected credit losses (“CECL”) model and Management’s estimate of credit losses over the remaining life of its loans. The Company provided a $400 thousand provision for credit losses in the third quarter 2023, based on the results of its CECL model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. Third quarter 2024 noninterest income increased compared with the third quarter 2023 primarily due to a $1.4 million gain on sale of other assets, partially offset by lower income from merchant processing services. Third quarter 2024 noninterest expense increased compared with the third quarter 2023 primarily due to higher salaries and benefits expense related to annual merit increases and higher group health insurance costs for employees, partially offset by lower operating losses from limited partnership investments. The tax rate (FTE) was 27.1% for the third quarter 2024 and 27.4% for the third quarter 2023.

Net income for the nine months ended September 30, 2024 decreased $15.4 million compared with the nine months ended September 30, 2023 primarily due to decreased net interest and loan fee income (FTE), partially offset by lower tax provision (FTE). Net interest and loan fee income (FTE) decreased $19.3 million in the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 due to lower average balances of investment debt securities and loans, higher average balances of Bank Term Funding Program borrowings and higher rates on interest-bearing liabilities, partially offset by higher yield on interest-earning assets and higher average balances of interest-bearing cash. During the nine months ended September 30, 2024, the Company provided $300 thousand for credit losses, which was recorded in the first quarter, based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans. The Company recorded a $1.2 million reversal of provision for credit losses, net of a $400 thousand provision in the nine months ended September 30, 2023 as a result of a $2.2 million recovery on a previously charged off loan in the first quarter 2023. Noninterest income for the nine months ended September 30, 2024 remained at the same level compared with the nine months ended September 30, 2023 primarily due to a $1.4 million gain on sale of other assets, offset by lower income from merchant processing services and ATM processing fees. Noninterest expense for the nine months ended September 30, 2024 increased compared with the nine months ended September 30, 2023 primarily due to higher salaries and benefits expense related to annual merit increases and higher group health insurance costs for employees, partially offset by decreases in losses from unauthorized debit card use, legal fees, operating losses from limited partnership investments and FDIC insurance assessments. The tax rate (FTE) was 26.9% for the nine months ended September 30, 2024 and 27.2% for the nine months ended September 30, 2023.

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Interest and loan fee income	$67,794	$72,848	$205,612	$212,961
FTE adjustment	316	377	1,000	1,185
Interest expense	5,645	1,133	13,953	2,211
Net interest and loan fee income (FTE)	$62,465	$72,092	$192,659	$211,935

Average earning assets	$6,062,174	$6,438,411	$6,108,885	$6,519,448
Net interest margin (FTE) (annualized)	4.08%	4.43%	4.18%	4.32%

Net interest and loan fee income (FTE) decreased $9.6 million in the three months ended September 30, 2024 compared with the three months ended September 30, 2023 due to lower average balances of investment debt securities (down $511 million) and loans (down $72 million), higher average balances of Bank Term Funding Program borrowings (up $167 million) and higher rate on interest-bearing liabilities (up 0.62%), partially offset by higher yield on loans (up 0.25%) and higher average balances of interest-bearing cash (up $207 million).

Net interest and loan fee income (FTE) decreased $19.3 million in the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 due to lower average balances of investment debt securities (down $460 million) and loans (down $84 million), higher average balances of Bank Term Funding Program borrowings (up $143 million) and higher rates on interest-bearing liabilities (up 0.54%), partially offset by higher yield on interest-earning assets (up 0.12%) and higher average balances of interest-bearing cash (up $134 million).

The annualized net interest margin (FTE) was 4.08% in the third quarter 2024 and 4.18% in the nine months ended September 30, 2024 compared with 4.43% in the third quarter 2023 and 4.32% in the nine months ended September 30, 2023.

The Company’s annualized funding costs were 0.37% in the third quarter 2024 and 0.30% in the nine months ended September 30, 2024 compared with 0.07% in the third quarter 2023 and 0.04% in the nine months ended September 30, 2023. Noninterest bearing deposits represented 48% of average deposits in the nine months ended September 30, 2024 and the nine months ended September 30, 2023. Average balances of time deposits in the nine months ended September 30, 2024 declined $28 million from the nine months ended September 30, 2023. Average balances of checking and saving deposits accounted for 98% of average total deposits in the nine months ended September 30, 2024 and the nine months ended September 30, 2023.

[The remainder of this page intentionally left blank]

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months		For the Nine Months
	Ended September 30,
	2024	2023	2024	2023

Yield on earning assets (FTE)	4.45%	4.50%	4.48%	4.36%
Rate paid on interest-bearing liabilities	0.76%	0.14%	0.63%	0.09%
Net interest spread (FTE)	3.69%	4.36%	3.85%	4.27%
Impact of noninterest-bearing demand deposits	0.39%	0.07%	0.33%	0.05%
Net interest margin (FTE)	4.08%	4.43%	4.18%	4.32%

The Company’s yield on earning assets during the three months ended September 30, 2024 decreased compared with the three months ended September 30, 2023 primarily affected by collateralized loan obligations (CLOs), held in debt securities available for sale portfolio. The Company’s yield on earning assets during the nine months ended September 30, 2024 increased compared with the same period in 2023 primarily affected by CLOs and interest-bearing cash. The CLOs have interest coupons that change once every three months by the amount of change in the three-month SOFR base rate. The average balances and yields of CLOs for the three and nine months ended September 30, 2024 were $1,166 million yielding 7.20% and $1,324 million yielding 7.22%, respectively. The average balances and yields of CLOs for the three and nine months ended September 30, 2023 were $1,531 million yielding 7.16% and $1,554 million yielding 6.77%, respectively. The interest-bearing cash yield changes by the amount of change in the overnight federal funds rate on the effective date declared by the FOMC. The average balances and yields of interest-bearing cash for the three and nine months ended September 30, 2024 were $495 million yielding 5.35% and $342 million yielding 5.37%, respectively. The average balance and yields of interest-bearing cash for the three and nine months ended September 30, 2023 were $287 million yielding 5.35% and $208 million yielding 5.06%, respectively. The Company has other earning assets with variable yields such as commercial loans and lines of credit, consumer lines of credit and adjustable rate residential real estate loans, which are included in “other taxable loans” in the following “Summary of Average Balances, Yields/Rates and Interest Differential.” The rate paid on interest-bearing liabilities increased in the three and nine months ended September 30, 2024 compared with the three and nine months ended September 30, 2023 primarily due to competitive financial product pricing and higher volume on Bank Term Funding Program borrowings.

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2024
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,614,041	$48,699	4.22%
Tax-exempt (1)	121,983	1,123	3.68%
Total investments (1)	4,736,024	49,822	4.17%
Loans:
Taxable	791,706	11,114	5.59%
Tax-exempt (1)	39,712	412	4.13%
Total loans (1)	831,418	11,526	5.52%
Total interest-bearing cash	494,732	6,762	5.35%
Total interest-earning assets (1)	6,062,174	68,110	4.45%
Other assets	399,669
Total assets	$6,461,843

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,425,646	$-	-%
Savings and interest-bearing transaction	2,577,691	3,037	0.47%
Time less than $100,000	56,092	46	0.33%
Time $100,000 or more	32,815	30	0.36%
Total interest-bearing deposits	2,666,598	3,113	0.46%
Bank term funding program borrowings	167,391	2,278	5.40%
Securities sold under repurchase agreements	116,104	254	0.87%
Total interest-bearing liabilities	2,950,093	5,645	0.76%
Other liabilities	69,462
Shareholders' equity	1,016,642
Total liabilities and shareholders' equity	$6,461,843
Net interest spread (1) (2)			3.69%
Net interest and fee income and interest margin (1) (3)		$62,465	4.08%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)

Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2023
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,093,715	$55,911	4.39%
Tax-exempt (1)	153,403	1,369	3.57%
Total investments (1)	5,247,118	57,280	4.32%
Loans:
Taxable	860,371	11,580	5.34%
Tax-exempt (1)	43,483	436	3.98%
Total loans (1)	903,854	12,016	5.27%
Total interest-bearing cash	287,439	3,929	5.35%
Total interest-earning assets (1)	6,438,411	73,225	4.50%
Other assets	409,280
Total assets	$6,847,691

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,721,358	$-	-%
Savings and interest-bearing transaction	2,891,477	1,017	0.14%
Time less than $100,000	66,909	52	0.31%
Time $100,000 or more	43,073	26	0.24%
Total interest-bearing deposits	3,001,459	1,095	0.14%
Securities sold under repurchase agreements	117,173	38	0.13%
Total interest-bearing liabilities	3,118,632	1,133	0.14%
Other liabilities	105,401
Shareholders' equity	902,300
Total liabilities and shareholders' equity	$6,847,691
Net interest spread (1) (2)			4.36%
Net interest and fee income and interest margin (1) (3)		$72,092	4.43%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)

Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Nine Months Ended September 30, 2024
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,794,292	$154,648	4.30%
Tax-exempt (1)	131,265	3,578	3.63%
Total investments (1)	4,925,557	158,226	4.25%
Loans:
Taxable	799,979	33,119	5.53%
Tax-exempt (1)	40,982	1,261	4.11%
Total loans (1)	840,961	34,380	5.46%
Total interest-bearing cash	342,367	14,006	5.37%
Total interest-earning assets (1)	6,108,885	206,612	4.48%
Other assets	403,253
Total assets	$6,512,138

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,480,815	$-	-%
Savings and interest-bearing transaction	2,650,469	7,464	0.38%
Time less than $100,000	58,324	144	0.33%
Time $100,000 or more	34,550	71	0.28%
Total interest-bearing deposits	2,743,343	7,679	0.37%
Bank term funding program borrowings	143,412	5,813	5.40%
Securities sold under repurchase agreements	82,323	461	0.75%
Total interest-bearing liabilities	2,969,078	13,953	0.63%
Other liabilities	71,016
Shareholders' equity	991,229
Total liabilities and shareholders' equity	$6,512,138
Net interest spread (1) (2)			3.85%
Net interest and fee income and interest margin (1) (3)		$192,659	4.18%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)

Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Nine Months Ended September 30, 2023
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,223,319	$166,031	4.24%
Tax-exempt (1)	162,667	4,347	3.56%
Total investments (1)	5,385,986	170,378	4.20%
Loans:
Taxable	880,711	34,470	5.23%
Tax-exempt (1)	44,640	1,317	3.94%
Total loans (1)	925,351	35,787	5.17%
Total interest-bearing cash	208,111	7,981	5.06%
Total interest-earning assets (1)	6,519,448	214,146	4.36%
Other assets	421,449
Total assets	$6,940,897

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,774,282	$-	-%
Savings and interest-bearing transaction	2,964,442	1,891	0.09%
Time less than $100,000	69,301	153	0.30%
Time $100,000 or more	51,481	91	0.24%
Total interest-bearing deposits	3,085,224	2,135	0.09%
Securities sold under repurchase agreements	97,510	76	0.10%
Total interest-bearing liabilities	3,182,734	2,211	0.09%
Other liabilities	104,141
Shareholders' equity	879,740
Total liabilities and shareholders' equity	$6,940,897
Net interest spread (1) (2)			4.27%
Net interest and fee income and interest margin (1) (3)		$211,935	4.32%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended September 30, 2024
	Compared with
	For the Three Months Ended September 30, 2023
	Volume	Yield/Rate	Total
	(In thousands)
(Decrease) increase in interest and loan fee income:
Investment securities:
Taxable	$(5,265)	$(1,947)	$(7,212)
Tax-exempt (1)	(280)	34	(246)
Total investments (1)	(5,545)	(1,913)	(7,458)
Loans:
Taxable	(938)	472	(466)
Tax-exempt (1)	(39)	15	(24)
Total loans (1)	(977)	487	(490)
Total interest-bearing cash	2,833	0	2,833
Total decrease in interest and loan fee income (1)	(3,689)	(1,426)	(5,115)
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(111)	2,131	2,020
Time less than $100,000	(8)	2	(6)
Time $100,000 or more	(6)	10	4
Total interest-bearing deposits	(125)	2,143	2,018
Bank term funding program borrowings	2,278	-	2,278
Securities sold under repurchase agreements	-	216	216
Total increase in interest expense	2,153	2,359	4,512
Decrease in net interest and loan fee income (1)	$(5,842)	$(3,785)	$(9,627)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Nine Months Ended September 30, 2024
	Compared with
	For the Nine Months Ended September 30, 2023
	Volume	Yield/Rate	Total
	(In thousands)
(Decrease) increase in interest and loan fee income:
Investment securities:
Taxable	$(13,637)	$2,254	$(11,383)
Tax-exempt (1)	(839)	70	(769)
Total investments (1)	(14,476)	2,324	(12,152)
Loans:
Taxable	(3,159)	1,808	(1,351)
Tax-exempt (1)	(106)	50	(56)
Total loans (1)	(3,265)	1,858	(1,407)
Total interest-bearing cash	5,151	874	6,025
Total (decrease) increase in interest and loan fee income (1)	(12,590)	5,056	(7,534)
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(200)	5,773	5,573
Time less than $100,000	(24)	15	(9)
Time $100,000 or more	(30)	10	(20)
Total interest-bearing deposits	(254)	5,798	5,544
Bank term funding program borrowings	5,813	-	5,813
Securities sold under repurchase agreements	(29)	414	385
Total increase in interest expense	5,530	6,212	11,742
Decrease in net interest and loan fee income (1)	$(18,120)	$(1,156)	$(19,276)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

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

The Company provided no provision for credit losses in the third quarter of 2024 based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. During the nine months ended September 30, 2024, the Company provided $300 thousand for credit losses, which was recorded in the first quarter, based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. The Company provided a $400 thousand provision for credit losses in the third quarter of 2023, based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. The Company recorded a $1.2 million reversal of provision for credit losses in the nine months ended September 30, 2023 which reflected a $2.2 million recovery on a previously charged off loan in the first quarter 2023. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2024	2023	2024	2023
	(In thousands)

Service charges on deposit accounts	$3,585	$3,705	$10,524	$10,629
Merchant processing services	2,474	2,911	7,714	8,417
Debit card fees	1,702	1,717	4,951	5,118
Trust fees	846	783	2,451	2,358
ATM processing fees	533	640	1,664	1,996
Other service fees	454	463	1,342	1,320
Life insurance gains	202	278	202	278
Securities losses	-	-	-	(125)
Other noninterest income	2,129	784	3,674	2,539
Total	$11,925	$11,281	$32,522	$32,530

Third quarter 2024 noninterest income increased $644 thousand compared with the third quarter 2023 primarily due to a $1.4 million gain on sale of other assets, partially offset by lower income from merchant processing services. Merchant processing services fee income decreased primarily due to increase in lower margin transactions.

Noninterest income for the nine months ended September 30, 2024 remained at the same level compared with the nine months ended September 30, 2023 primarily due to a $1.4 million gain on sale of other assets, offset by lower income from merchant processing services and ATM processing fees. Merchant processing services fee income decreased primarily due to increase in lower margin transactions. ATM processing fees declined in the nine months ended September 30, 2024 compared with nine months ended September 30, 2023 due to reduced processing volumes.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2024	2023	2024	2023
	(In thousands)

Salaries and related benefits	$12,762	$11,820	$37,831	$35,715
Occupancy and equipment	5,256	5,065	15,454	15,562
Outsourced data processing services	2,614	2,473	7,661	7,405
Limited partnership operating losses	1,210	1,440	4,090	4,314
Courier service	682	745	2,017	1,971
Professional fees	337	401	1,101	1,362
Other noninterest expense	3,448	3,706	10,384	11,370
Total	$26,309	$25,650	$78,538	$77,699

Third quarter 2024 noninterest expense increased $659 thousand compared with the third quarter 2023. Salaries and benefits increased in the third quarter 2024 compared with the third quarter 2023 primarily due to annual merit increases and higher group health insurance costs for employees. The increase was partially offset by lower operating losses from limited partnership investments in the third quarter 2024 compared with the third quarter 2023.

Noninterest expense for the nine months ended September 30, 2024 increased $839 thousand compared with the nine months ended September 30, 2023. Salaries and benefits increased in the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023 primarily due to annual merit increases and higher group health insurance costs for employees. The increase was partially offset by decreases in losses from unauthorized debit card use, legal fees, operating losses from limited partnership investments and FDIC insurance assessments.

Provision for Income Tax

The Company’s income tax provision (FTE) was $13.0 million for the third quarter 2024 and $39.4 million for the nine months ended September 30, 2024 compared with $15.7 million for the third quarter 2023 and $45.6 million for the nine months ended September 30, 2023. The effective tax rates (FTE) were 27.1% for the third quarter 2024 and 26.9% for the nine months ended September 30, 2024 compared with 27.4% for the third quarter 2023 and 27.2% for the nine months ended September 30, 2023.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Treasury, U.S. Government sponsored entities, state and political subdivisions, corporations, collateralized loan obligations and agency mortgage-backed securities. The Company had no marketable equity securities at September 30, 2024 and December 31, 2023.

Management manages the investment securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $4.4 billion at September 30, 2024 and $4.9 billion at December 31, 2023. The following table lists debt securities in the Company’s portfolio by type as of the dates indicated. Debt securities held to maturity are listed at amortized cost before related reserve for expected credit losses of $1 thousand at September 30, 2024 and December 31, 2023. Debt securities available for sale are listed at fair value.

	At September 30, 2024		At December 31, 2023
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$303,609	7%	$294,919	6%
Agency residential mortgage-backed securities ("MBS")	290,310	7%	318,019	7%
U.S. Treasury securities	4,899	-%	-	-%
Obligations of states and political subdivisions	117,645	3%	142,465	3%
Corporate securities	2,635,365	59%	2,638,198	54%
Collateralized loan obligations	1,078,920	24%	1,484,597	30%
Total	$4,430,748	100%	$4,878,198	100%

Debt securities available for sale	$3,580,486		$3,999,801
Debt securities held to maturity	850,262		878,397
Total	$4,430,748		$4,878,198

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

At September 30, 2024, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

[The remainder of this page intentionally left blank]

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At September 30, 2024		At December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$2,057,115	$1,901,617	$2,129,103	$1,909,548
Debt securities held to maturity	733,748	724,000	728,650	705,356
Total corporate securities	$2,790,863	$2,625,617	$2,857,753	$2,614,904

The following table summarizes total corporate securities by credit rating:

	At September 30, 2024		At December 31, 2023
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
AA-	$75,340	3%	$73,016	3%
A+	247,429	9%	250,322	9%
A	389,973	15%	380,257	14%
A-	840,442	32%	825,882	32%
BBB+	649,335	25%	723,767	28%
BBB	423,098	16%	361,660	14%
Total corporate securities	$2,625,617	100%	$2,614,904	100%

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At September 30, 2024		At December 31, 2023
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,506,987	57%	$1,516,147	58%
Utilities	283,181	11%	274,929	10%
Industrial	220,121	8%	215,428	8%
Consumer, Non-cyclical	174,466	7%	170,423	7%
Communications	158,533	6%	158,495	6%
Basic Materials	102,417	4%	100,693	4%
Energy	70,979	3%	69,331	3%
Technology	61,867	2%	63,185	2%
Consumer, Cyclical	47,066	2%	46,273	2%
Total corporate securities	$2,625,617	100%	$2,614,904	100%

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the corporate securities are denominated in United States dollars:

	At September 30, 2024		At December 31, 2023
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,833,121	70%	$1,811,463	69%
Canada	200,301	8%	195,979	7%
Japan	172,406	6%	164,948	6%
United Kingdom	154,667	6%	162,794	6%
France	94,738	4%	91,726	4%
Switzerland	74,964	3%	93,898	4%
Netherlands	36,610	1%	35,381	1%
Australia	25,182	1%	24,800	1%
Belgium	20,343	1%	20,894	1%
Germany	13,285	-%	13,021	1%
Total corporate securities	$2,625,617	100%	$2,614,904	100%

The following table summarizes the above corporate securities with issuer’s headquarters located outside of the United States of America by the industry sector in which the issuing companies operate; all the corporate securities are denominated in United States dollars:

	At September 30, 2024		At December 31, 2023
	Fair value	As a percent of total foreign corporate securities	Fair value	As a percent of total foreign corporate securities
	($ in thousands)
Financial	$690,662	87%	$702,892	87%
Energy	33,014	4%	31,970	4%
Basic materials	25,182	3%	24,800	3%
Consumer, Non-cyclical	20,342	3%	20,895	3%
Consumer, Cyclical	13,285	2%	13,021	2%
Utilities	10,011	1%	9,863	1%
Total foreign corporate securities	$792,496	100%	$803,441	100%

The Company’s $1.1 billion (fair value) in collateralized loan obligations at September 30, 2024, consist of investments in 102 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At September 30, 2024
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$356,268	$356,221
AA	727,484	722,699
Total	$1,083,752	$1,078,920

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

Nonperforming Loans

	At September 30,		At December 31,
	2024	2023	2023
	(In thousands)

Nonperforming nonaccrual loans	$252	$205	$401
Performing nonaccrual loans	-	4	2
Total nonaccrual loans	252	209	403
Accruing loans 90 or more days past due	667	1,029	388
Total nonperforming loans	$919	$1,238	$791

At September 30, 2024, nonaccrual loans consisted of two loans.

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At September 30,	At December 31,
	2024	2023
	(In thousands)

Allowance for credit losses on loans	$15,318	$16,867
Allowance for credit losses on debt securities held to maturity	1	1
Total allowance for credit losses	$15,319	$16,868

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. The Company has evaluated each issuer’s historical financial performance and ability to service debt payments, including throughout and following the 2008-2009 recession. The Company has an expectation that nonpayment of the amortized cost basis continues to be zero. At September 30, 2024, no credit loss allowance was assigned to corporate securities held to maturity based on evaluation of each individual issuer’s historical financial performance throughout full business cycles. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $1 thousand related to municipal securities at September 30, 2024 and December 31, 2023, respectively, reflecting the expected credit losses on debt securities held to maturity.

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

[The remainder of this page intentionally left blank]

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2024	2023	2024	2023
	($ in thousands)
Analysis of the allowance for credit losses
Balance, beginning of period	$15,952	$18,480	$16,867	$20,284
Provision (reversal of provision) for credit losses	-	400	300	(1,150)
Loans charged off
Commercial	(109)	(262)	(137)	(410)
Consumer installment and other	(1,549)	(1,827)	(5,065)	(5,379)
Total chargeoffs	(1,658)	(2,089)	(5,202)	(5,789)
Recoveries of loans previously charged off
Commercial	41	10	64	2,194
Commercial real estate	14	15	191	45
Consumer installment and other	969	928	3,098	2,160
Total recoveries	1,024	953	3,353	4,399
Net loan losses	(634)	(1,136)	(1,849)	(1,390)
Balance, end of period	$15,318	$17,744	$15,318	$17,744

Net loan losses as a percentage of average total loans (annualized)	(0.30)%	(0.50)%	(0.29)%	(0.20)%

Selected financial data: (At the dates indicated)

	At September 30,		At December 31,
	2024	2023	2023
	($ in thousands)
Loans	$833,967	$885,850	$866,602
Nonaccrual loans	252	209	403
Allowance for credit losses as a percentage of loans	1.84%	2.00%	1.95%
Nonaccrual loans as a percentage of loans	0.03%	0.02%	0.05%
Allowance for credit losses to nonaccrual loans	6078.57%	8489.95%	4185.36%

The following table summarizes net (chargeoffs) recoveries and the ratio of net (charge-offs) recoveries to average loans for the periods indicated:

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2024
			As a Percentage			As a Percentage
		Average	of Net (Chargeoffs)		Average	of Net (Chargeoffs)
	Net (Chargeoffs)	Loan	Recoveries	Net (Chargeoffs)	Loan	Recoveries
	Recoveries	Balance	to Average Loans	Recoveries	Balance	to Average Loans
	($ in thousands)

Commercial	$(68)	$131,096	(0.05)%	$(73)	$129,338	(0.06)%
Commercial real estate	14	493,272	-%	191	489,836	0.04%
Construction	-	5,064	-%	-	5,064	-%
Residential real estate	-	8,960	-%	-	9,412	-%
Consumer and other installment	(580)	193,026	(0.30)%	(1,967)	207,311	(0.95)%
Total	$(634)	$831,418	(0.08)%	$(1,849)	$840,961	(0.22)%

[The remainder of this page intentionally left blank]

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2023
			As a Percentage			As a Percentage
		Average	of Net (Chargeoffs)		Average	of Net (Chargeoffs)
	Net (Chargeoffs)	Loan	Recoveries	Net Recoveries	Loan	Recoveries
	Recoveries	Balances	to Average Loans	(Chargeoffs)	Balances	to Average Loans
	($ in thousands)

Commercial	$(252)	$146,478	(0.17)%	$1,784	$154,078	1.16%
Commercial real estate	15	493,072	-%	45	492,702	0.01%
Construction	-	4,953	-%	-	4,126	-%
Residential real estate	-	11,703	-%	-	12,593	-%
Consumer and other installment	(899)	247,648	(0.36)%	(3,219)	261,852	(1.23)%
Total	$(1,136)	$903,854	(0.13)%	$(1,390)	$925,351	(0.15)%

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

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2024
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$3,896	$5,922	$243	$24	$5,867	$15,952
Provision (reversal)	182	100	3	(2)	(283)	-
Chargeoffs	(109)	-	-	-	(1,549)	(1,658)
Recoveries	41	14	-	-	969	1,024
Total allowance for credit losses	$4,010	$6,036	$246	$22	$5,004	$15,318

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2024
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,216	$5,925	$245	$26	$6,455	$16,867
(Reversal) provision	(133)	(80)	1	(4)	516	300
Chargeoffs	(137)	-	-	-	(5,065)	(5,202)
Recoveries	64	191	-	-	3,098	3,353
Total allowance for credit losses	$4,010	$6,036	$246	$22	$5,004	$15,318

Management considers the $15.3 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of September 30, 2024.

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

None of the Company’s physical locations are located near sea level, and only a limited number of branches are located in flood zones. The Company and its critical vendors maintain property and casualty insurance, and maintain and regularly test disaster recovery plans, which include redundant operational locations and power sources. The Company’s operations do not use a significant amount of water in producing its products and services.

The Company monitors the climate risks of its loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. At September 30, 2024, the Company had $6 million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields and volatile commodity prices without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles are not considered to be material risks to the Company’s automobile lending practices. The Company considers climate risk in its underwriting of corporate bonds, and avoids purchasing bonds of issuers, which, in Management’s judgement, have elevated climate risk.

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

Management monitors the Company’s interest rate risk using a simulation model, which is periodically assessed using supervisory guidance issued by the Board of Governors of the Federal Reserve System, SR 11-7 “Guidance on Model Risk Management.” Management measures exposure to interest rate risk using a dynamic composition simulation and static composition simulation. Within the dynamic composition simulation, interest rate changes are assumed to occur over time and Management makes assumptions regarding the expected change in the volume of financial instruments given the assumed change in market interest rates. Within the static composition simulation, interest rate changes are assumed to occur immediately and cash flows are assumed redeployed into like financial instruments at prevailing rates and yields. Both simulations are used to measure expected changes in net interest income assuming various levels of change in market interest rates.

The Company’s asset and liability position was generally “asset sensitive” at September 30, 2024, based on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes. However, in the dynamic simulation, an assumed decline in interest rates is expected to result in improved deposit balances funding higher earning asset levels. Further, in the dynamic simulation, no change in interest rates is expected to result in a decline in net interest income as asset yields remain stable and deposit costs rise as the Bank negotiates deposit rates with customers in the current environment.

At September 30, 2024, Management’s most recent measurements of estimated changes in net interest income were:

Dynamic simulation (balance sheet composition changes):
Assumed change in interest rates over 1 year	-2.0%	-1.0%	0.0%	+1.0%	+2.0%
First year change in net interest income	-3.1%	-0.8%	-0.8%	+2.1%	+3.7%

Static simulation (balance sheet composition unchanged):
Assumed immediate change in interest rates	-2.0%	-1.0%	0.0%	+1.0%	+2.0%
First year change in net interest income	-10.4%	-5.0%	+2.6%	+5.2%	+10.0%

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

Market Risk - Equity Markets

Equity price risk can affect the Company. Preferred or common stock holdings, as permitted by banking regulations, can fluctuate in value. Changes in value of preferred or common stock holdings are recognized in the Company's income statement in accordance with generally accepted accounting principles.

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This low-cost source of funds, along with shareholders' equity, provided 95% of funding for average total assets in the nine months ended September 30, 2024 and 97% for the year ended December 31, 2023, respectively. The Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit risk and capital management practices and by maintaining an appropriate level of liquidity.

Total deposits were $5,065 million at September 30, 2024 and $5,474 million at December 31, 2023. Total time deposits were $86 million at September 30, 2024 and $97 million at December 31, 2023. The Company has no foreign time deposits. The standard FDIC deposit insurance amount is $250,000 per depositor, for each account ownership category. At September 30, 2024, estimated federally uninsured total deposits and time deposits were $2,482 million and $5 million, respectively.

Banking industry deposits, including for Westamerica Bank, grew rapidly in 2020 and 2021 due to the injection of fiscal stimulus into the United States economy, including Paycheck Protection Program loans, and an easing of Federal Reserve monetary policy, both in response to the COVID pandemic. Federal Reserve monetary policy easing included reduction in the federal funds rate to a range of 0.00% to 0.25% and net purchases of Treasury securities and agency mortgage-backed securities, which increase the money supply and aggregate bank deposits. Subsequently, inflation rose considerably while employment conditions remained strong. In 2022 and 2023, the Federal Reserve’s monetary policy reversed to tightening, in an effort to reduce inflation. The monetary policy tightening included increasing and keeping the federal funds rate to a range of 5.25% to 5.50% and net reductions of Treasury securities and agency mortgage-backed securities, which reduce the money supply and aggregate bank deposits. Westamerica Bank’s deposit totals are subject to both the fiscal policies of the United States government and monetary policies of the Federal Reserve; the decline in Westamerica Bank deposits during 2023 and the nine months ended September 30, 2024 was influenced by these fiscal and monetary policies. In addition, the Internal Revenue Service (“IRS”) declared every county in which Westamerica Bank operates as Natural Disaster Areas due to 2022-2023 winter storms; the IRS and California Franchise Tax Board extended the 2022 tax filing deadline and 2023 tax installment payment due dates to November 16, 2023. Management believes this deferment of tax payment deadlines impacted deposit totals in the fourth quarter 2023 as customers paid their federal and California tax obligations. Total deposits declined $409,217 thousand from December 31, 2023 to September 30, 2024 due to competitive financial product pricing.

The following table shows the time remaining to maturity of the Company’s estimated amounts of uninsured time deposits with a balance greater than $250,000 per depositor per category:

At September 30, 2024
(In thousands)
Three months or less	$3,400
Over three through six months	467
Over six through twelve months	569
Over twelve months	334
Total	$4,770

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, and principal and interest payments from debt securities and loans. At September 30, 2024, the Company had $502,945 thousand in cash balances. During the twelve months ending September 30, 2025, the Company expects to receive $321,000 thousand in principal payments from its debt securities. If additional operational liquidity is required, the Company can pledge debt securities as collateral for borrowing purposes; at September 30, 2024, the Company’s debt securities which qualify as collateral for borrowing totaled $3,696,256 thousand. In the ordinary course of business, the Company pledges debt securities as collateral for certain depository customers; at September 30, 2024, the Company had pledged $764,404 thousand in debt securities for depository customers. In the ordinary course of business, the Company pledges debt securities as collateral for borrowing from the Federal Reserve Bank; at September 30, 2024, the Company had pledged $815,919 thousand in debt securities at the Federal Reserve Bank. During the nine months ended September 30, 2024, the Company’s average borrowings from the Federal Reserve Bank and other correspondent banks were $143,412 thousand and $-0- thousand, respectively, and at September 30, 2024, the Company had no borrowings from the Federal Reserve Bank or other correspondent banks. At September 30, 2024, the Company had access to borrowing from the Federal Reserve up to $815,919 thousand based on collateral pledged at September 30, 2024. At September 30, 2024, the Company’s estimated unpledged collateral qualifying debt securities totaled $1,663,673 thousand. Debt securities eligible as collateral are shown at market value unless noted otherwise:

[The remainder of this page intentionally left blank]

At September 30, 2024
(in thousands)
Debt Securities Eligible as Collateral:
Corporate Securities	$2,625,616
Collateralized Loan Obligations rated AAA	356,221
Obligations of States and Political Subdivisions	117,521
Agency Mortgage Backed Securities	288,390
Securities of U.S. Government Sponsored Entities	303,609
U.S. Treasury Securities	4,899
Total Debt Securities Eligible as Collateral	$3,696,256

Debt Securities Pledged as Collateral:
Deposits by Public Entities	$(764,404)
Securities Sold under Repurchase Agreements	(442,940)
Debt Securities Pledged at the Federal Reserve Bank	(815,919)
Other	(9,320)
Total Debt Securities Pledged as Collateral	$(2,032,583)

Estimated Debt Securities Available to Pledge	$1,663,673

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

Management continually monitors the Bank’s cash levels. Loan demand from credit worthy borrowers will be dictated by economic and competitive conditions. The Bank aggressively solicits non-interest bearing demand deposits and money market checking deposits, which are the least sensitive to changes in interest rates. The growth of these deposit balances is subject to heightened competition, the success of the Bank's sales efforts, delivery of superior customer service, new regulations and market conditions. The Bank does not aggressively solicit higher-costing time deposits. Changes in interest rates, most notably rising or elevated interest rates, or increased consumer spending, could impact deposit volumes. Depending on economic conditions, interest rate levels, liquidity management and a variety of other conditions, any deposit growth may be used to fund loans or purchase investment securities. However, due to possible volatility in economic conditions, competition and political uncertainty, loan demand and levels of customer deposits are not certain. Shareholder dividends are expected to continue subject to the Board's discretion and continuing evaluation of capital levels, earnings, asset quality and other factors.

Westamerica Bancorporation ("Parent Company") is a separate entity apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. The Parent Company had no debt as of September 30, 2024. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees.

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $35 million in the nine months ended September 30, 2024 and $46 million in the year ended December 31, 2023 and retire common stock in the amounts of $210 thousand in the nine months ended September 30, 2024 and $14 million in the year ended December 31, 2023. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not impact Parent Company's ability to meet its ongoing cash obligations. The Parent Company’s cash balance was $231 million at September 30, 2024 and $155 million at December 31, 2023.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was annualized 14.4% for the nine months ended September 30, 2024 and 18.1% for the year ended December 31, 2023. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $298 thousand in the nine months ended September 30, 2024 and $950 thousand in the year ended December 31, 2023.

The Company paid common dividends totaling $35 million in the nine months ended September 30, 2024 and $46 million in the year ended December 31, 2023, which represent dividends per common share of $1.32 and $1.72, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company repurchased and retired s4 thousand shares valued at $210 thousand in the nine months ended September 30, 2024 and 274 thousand shares valued at $14 million in the year ended December 31, 2023.

The Company's primary capital resource is shareholders' equity, which was $909 million at September 30, 2024 compared with $773 million at December 31, 2023. The Company's ratio of equity to total assets was 14.75% at September 30, 2024 and 12.14% at December 31, 2023.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At September 30, 2024		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	21.66%	15.38%	7.00%	6.50%
Tier I Capital	21.66%	15.38%	8.50%	8.00%
Total Capital	22.03%	15.89%	10.50%	10.00%
Leverage Ratio	14.44%	10.22%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2023		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	18.76%	14.46%	7.00%	6.50%
Tier I Capital	18.76%	14.46%	8.50%	8.00%
Total Capital	19.15%	14.98%	10.50%	10.00%
Leverage Ratio	12.86%	9.88%	4.00%	5.00%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2024.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

No shares were repurchased during the period from July 1, 2024 through September 30, 2024.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S‑K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAMERICA BANCORPORATION

(Registrant)

/s/ Anela Jonas
Anela Jonas
Senior Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: November 8, 2024