Form 10-K
period 2024-12-31
WESTAMERICA BANCORPORATION
filed 2025-02-28
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2024 as reported on the NASDAQ Global Select Market, was $1,234,533,446.84.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 19, 2025: 26,708,425 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to registrant’s 2025 Annual Meeting of Shareholders, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

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

PART I

ITEM 1. BUSINESS

Westamerica Bancorporation (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Its legal headquarters are located at 1108 Fifth Avenue, San Rafael, California 94901. Its principal administrative offices are located at 4550 Mangels Boulevard, Fairfield, California 94534, its telephone number is (707) 863-6000 and its website address is www.westamerica.com. The Company provides a full range of banking services to individual and commercial customers in Northern and Central California through its subsidiary bank, Westamerica Bank (the “Bank”). The Bank is a California-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. The principal communities served are located in Northern and Central California, from Mendocino, Lake and Nevada Counties in the north to Kern County in the south. The Company’s strategic focus is on the banking needs of small businesses. In addition, the Bank owns 100% of the capital stock of Community Banker Services Corporation (“CBSC”), a company engaged in providing the Company and its subsidiaries with data processing services and other support functions.

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

The Company acquired five banks within its immediate market area during the early to mid 1990’s. In April 1997, the Company acquired ValliCorp Holdings, Inc., parent company of ValliWide Bank, the largest independent bank holding company headquartered in Central California. Under the terms of all of the merger agreements, the Company issued shares of its common stock in exchange for all of the outstanding shares of the acquired institutions. The subsidiary banks acquired were merged with and into the Bank. During the period 2000 through 2005, the Company acquired three additional banks. In 2009 and 2010, the Bank acquired the banking operations of two failed banks, the former County Bank and Sonoma Valley Bank, from the Federal Deposit Insurance Corporation (“FDIC”).

At December 31, 2024, the Company had consolidated assets of approximately $6.1 billion, deposits of approximately $5.0 billion and shareholders’ equity of approximately $890 million.

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

Westamerica Bancorporation

Corporate Secretary A-2M

Post Office Box 1200

Suisun City, California 94585-1200

Human Capital Resources

The Company and its subsidiaries employed 642 employees (616 full-time equivalent staff) as of December 31, 2024. The employees are not represented by a collective bargaining unit, and the Company believes its relationship with its employees is good.

The Company’s ability to attract and retain employees is a key to its success. Employees receive a comprehensive benefits package that includes paid time off, sick time, company contributions of up to 6% to qualified retirement plans, discretionary profit-sharing retirement plan contributions, and other health and wellness benefits including participation in Company paid or subsidized medical, dental, vision, term-life, accidental death and dismemberment (AD&D), long-term disability, and employee assistance programs. Certain employees participate in one of the Company’s performance-based incentive programs, which may include additional bonus and incentive compensation, company contributions to supplemental retirement plans, and equity-based awards. Certain benefits are subject to eligibility, vesting, and performance requirements. Employee performance is measured at least quarterly and formal performance evaluations are conducted at least annually.

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
●

Amended the Electronic Fund Transfer Act ("EFTA") to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. While the Company’s assets were less than $10 billion as of December 31, 2024, interchange fees charged by larger institutions may dictate the level of fees smaller institutions will be able to charge to remain competitive.

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

On July 2, 2013, the Federal Reserve Board approved a final rule that implements changes to the regulatory capital framework for all banking organizations over a transitional period 2015 through 2018. As of December 31, 2024, the Company’s and the Bank’s respective regulatory capital ratios exceeded applicable regulatory minimum capital requirements. See Note 9 to the consolidated financial statements included in this Report for capital ratios of the Company and the Bank, compared to minimum capital requirements and for the Bank the standards for well capitalized depository institutions.

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

While the FDIC is not the Bank's primary federal regulator, as the insurer of the Bank's deposits, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order poses a serious risk to the DIF. The FDIC also has authority to initiate enforcement actions against any FDIC-insured institution after giving its primary federal regulator the opportunity to take such action, and may seek to terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Finally, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

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

Community Reinvestment Act and Fair Lending Laws

The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods. In addition to substantive penalties and corrective measures that may be required for a violation of certain fair lending laws, the federal banking agencies may take compliance with such laws and CRA into account when regulating and supervising other activities including merger applications. In 2024, the federal banking agencies issued a final rule to strengthen and modernize the CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate bank classified as large banks, such as the Bank, under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

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

The banking industry could experience significant volatility with multiple bank failures. Industrywide concerns could develop related to liquidity, deposit outflows and unrealized losses on investment debt securities. While the Company cannot predict with certainty whether or how these developments may affect the banking industry, the Company faces the risks of increased FDIC deposit insurance premium expenses; increased regulation or supervisory scrutiny; and decreased confidence in banks among depositors and investors, any of which could, adversely affect the trading price of the Company’s common stock, its ability to manage its liquidity or its ability to effectively fund its operations. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects.

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

The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 26.7 million shares of common stock were outstanding at December 31, 2024. Pursuant to its stock option plans, at December 31, 2024, the Company had outstanding options for 1,048 thousand shares of common stock, of which 656 thousand were currently exercisable. As of December 31, 2024, 589 thousand shares of Company common stock remained available for grants under the Company’s equity incentive plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

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

Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2024, real estate served as the principal source of collateral with respect to approximately 65% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. Much of the California real estate market could experience a decline in values of varying degrees. This decline could have an adverse impact on the business of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans. Generally, the counties surrounding and near San Francisco Bay could recover more soundly from the recession than counties in the California “Central Valley,” from Sacramento in the north to Bakersfield in the south, where many of the Bank’s customers are located. Approximately 27% of the Company’s loans were to borrowers in the California “Central Valley” as of December 31, 2024. Economic conditions in California’s diverse geographic markets can be vastly different and are subject to various uncertainties, including the condition of the construction and real estate sectors, the effect of drought on the agricultural sector and its infrastructure, and the California state and municipal governments’ budgetary and fiscal conditions. The Company can provide no assurance that conditions in any sector or geographic market of the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.

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

The Company makes certain estimates and judgments in preparing its financial statements. For example, the Company maintains a reserve for potential loan defaults and non-performance. There is no precise method of predicting loan losses and determining the adequacy of the reserve requires the Company’s management to make a number of estimates and judgments. If the estimates or judgments prove to be incorrect, the Company could be required to increase its provisions for credit losses, which could reduce its income or could cause it to incur operating losses in the future. The Company also uses models to estimate the effects of changing interest rates, which are based on estimates and assumptions that may prove to be inaccurate, particularly in times of market stress or unforeseen circumstances. Therefore, the quality and accuracy of management’s estimates and judgments will have an impact on the Company’s operating results and financial condition. For additional information, please see the discussion under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in this Report, which is incorporated by reference in this paragraph.

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

For example, during the second quarter 2023, the Company was notified that there may have been a compromise of a specific set of files processed by a third party vendor that could have affected a limited number of customers. This incident did not occur on a Company system and the Company does not use the software that may have been compromised. The Company has implemented data security safeguards with its third party vendors designed to quickly identify and contain improper access to sensitive information. The Company notified the affected customers as required by law. As of December 31, 2024, to the Company’s knowledge, there is no indication that any information has been subject to misuse as a result of the incident.

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

The Company monitors the climate risks of our loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. The Company had $5 million in loans to agricultural borrowers at December 31, 2024; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles is not considered a risk to the Company’s automobile lending practices.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

The Company has developed and implemented an Information Security Program based on the Cybersecurity Framework (CSF) best practices and recommendations from the National Institute of Standards and Technology (NIST), applicable regulatory guidance, and other industry standards. Components of the program include a risk assessment program to identify, assess, and mitigate cybersecurity risk; a vendor management program to address third-party cybersecurity risk; and an incident response program documenting cybersecurity incident response and notification procedures. The Company's Information Security Officer (ISO) oversees the programs and reports on their statuses to management committees including the Information Security Review Committee (ISRC) and the Information Systems Steering Committee (ISSC). The ISRC approves policies, procedures, and standards for information security. It also discusses IT statistics and performance relative to information security performance standards.  It reports to the ISSC. The ISSC is responsible for the Company’s strategic IT plan, including information security. It reviews the adequacy and allocation of IT resources and monitors major projects and overall IT performance. The strategic plan is presented to the Board annually. The ISO has several years of professional experience in cybersecurity and vendor management, and holds multiple relevant professional certifications. The ISO provides an update to the Board of Directors on a quarterly basis. The Information Security Program is approved by the Board annually.

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

The Company uses a training system to educate new and existing employees on cybersecurity risks. In addition to this training program, simulated phishing attempts and remote social engineering attacks are performed on a regular basis to evaluate employees’ understanding of these risks.

The Company uses data loss prevention, email filtering and web filtering software to ensure malicious data does not enter the Company's network, and sensitive information does not leave the network unless properly secured. Penetration tests and vulnerability scanning are performed on a regular basis. All Company networks are secured behind firewalls. Additionally, Security Information and Event Management (SIEM) technology, an Intrusion Detection System (IDS), and an Intrusion Prevention System (IPS) are used.

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

During the year ended December 31, 2024, there were no cybersecurity incidents that materially affected or are reasonably likely to materially affect the Company. For discussion of the risks from cybersecurity threats, including potential impact to the Company’s business strategy, results of operations, and financial condition, refer to “Item 1A – Risk Factors – The Company’s information systems may experience an interruption or breach in security” in this Report, which is incorporated by reference in this paragraph.

ITEM 2. PROPERTIES

Branch Offices and Facilities

The Bank is engaged in the banking business through 76 branch offices in 20 counties in Northern and Central California. The Bank believes all of its offices are constructed and equipped to meet prescribed security requirements.

The Company owns 27 banking office locations and one centralized administrative service center facility and leases 55 facilities. Most of the leases contain renewal options and provisions for rental increases, principally for changes in the cost of living index, and for changes in other operating costs such as property taxes and maintenance.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “WABC”. As of January 31, 2025, there were approximately 4,500 shareholders of record of the Company’s common stock.

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

Stock performance

The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2024 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2014 and reinvestment of all dividends.

Ten-Year Return Performance
$300
$250
$200
$150
$100
$50
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
Westamerica Bancorporation (WABC)
S&P 500 (SPX)
NASDAQ Bank Index (CBNK)

	December 31,
	2014	2015	2016	2017	2018	2019
Westamerica Bancorporation (WABC)	$100.00	$98.60	$136.84	$133.21	$127.89	$159.75
S&P 500 (SPX)	100.00	101.34	113.44	138.15	132.03	173.46
NASDAQ Bank Index (CBNK)	100.00	108.74	149.85	157.84	132.10	164.07

	December 31,
	2020	2021	2022	2023	2024
Westamerica Bancorporation (WABC)	$134.05	$143.98	$151.39	$150.21	$144.62
S&P 500 (SPX)	205.50	264.39	216.40	273.19	277.61
NASDAQ Bank Index (CBNK)	151.74	216.73	181.31	175.04	181.05

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2024 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2019 and reinvestment of all dividends.

Five-Year Return Performance
$200
$180
$160
$140
$120
$100
$80
$60
2019
2020
2021
2022
2023
2024
Westamerica Bancorporation (WABC)
S&P 500 (SPX)
NASDAQ Bank Index (CBNK)

	December 31,
	2019	2020	2021	2022	2023	2024
Westamerica Bancorporation (WABC)	$100.00	$83.91	$90.13	$94.77	$93.99	$90.49
S&P 500 (SPX)	100.00	118.47	152.41	124.75	157.49	160.04
NASDAQ Bank Index (CBNK)	100.00	92.48	132.06	110.47	106.65	110.32

ISSUER PURCHASES OF EQUITY SECURITIES

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements. The repurchase plan approved July 28, 2022 expired September 1, 2023. There is no replacement plan in place currently. No shares were repurchased during the period from October 1, 2024 through December 31, 2024.

ITEM 6. [RESERVED]

[The remainder of this page intentionally left blank]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial information for the three years ended December 31, 2024 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and other information included elsewhere herein.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands, except per share data and ratios)
Interest and loan fee income	$268,014	$284,013	$221,756
Interest expense	17,419	3,890	1,925
Net interest and loan fee income	250,595	280,123	219,831
Provision (Reversal of provision) for credit losses	300	(1,150)	-
Noninterest income:
Life insurance gains	202	279	930
Securities losses	-	(125)	-
Other noninterest income	42,953	43,368	44,191
Total noninterest income	43,155	43,522	45,121
Noninterest expense	104,391	103,216	99,361
Income before income taxes	189,059	221,579	165,591
Income tax provision	50,423	59,811	43,557
Net income	$138,636	$161,768	$122,034

Average common shares outstanding	26,685	26,703	26,895
Average diluted common shares outstanding	26,686	26,706	26,907
Common shares outstanding at December 31,	26,708	26,671	26,913

Per common share:
Basic earnings	$5.20	$6.06	$4.54
Diluted earnings	5.20	6.06	4.54
Book value at December 31,	33.32	28.98	22.37

Financial ratios:
Return on assets	2.15%	2.35%	1.65%
Return on common equity	13.82%	18.08%	15.21%
Net interest margin (FTE)(1)	4.14%	4.37%	3.17%
Net loan losses to average loans	(0.29)%	(0.25)%	(0.32)%
Efficiency ratio(2)	35.4%	31.7%	37.2%
Equity to assets	14.65%	12.14%	8.66%

Period end balances:
Assets	$6,076,274	$6,364,592	$6,950,317
Loans	820,300	866,602	958,488
Allowance for credit losses	14,780	16,867	20,284
Investment securities	4,240,445	4,878,198	5,247,657
Deposits	5,011,850	5,474,267	6,225,290
Identifiable intangible assets and goodwill	121,798	122,020	122,256
Short-term borrowed funds	120,322	58,162	57,792
Shareholders' equity	889,957	772,894	602,110

Capital ratios at period end:
Total risk based capital	22.82%	19.15%	15.64%
Tangible equity to tangible assets	12.90%	10.43%	7.03%

Dividends paid per common share	$1.76	$1.72	$1.68
Common dividend payout ratio	34%	28%	37%

(1)	Yields on securities and certain loans have been adjusted upward to a "fully taxable equivalent" ("FTE") basis in order to reflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

(2)	The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on an FTE basis and noninterest income).

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 51 through 87, as well as with the other information presented throughout this Report.

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

Financial Overview

The Company reported net income of $138.6 million or $5.20 diluted earnings per common share (“EPS”) in 2024 compared with net income of $161.8 million or $6.06 EPS in 2023 and net income of $122.0 million or $4.54 EPS in 2022. 2024 results included a $202 thousand life insurance gain and a $1.4 million gain on sale of other assets, equivalent to combined EPS of $0.04. 2023 results included a $1.2 million reversal of provision for credit losses, net of a $400 thousand provision for credit losses and a $279 thousand life insurance gain, equivalent to combined EPS of $0.04. 2022 results included a $1.2 million reconciling payment from a payments network and a $930 thousand life insurance gain equivalent to combined EPS of $0.07.

The Federal Open Market Committee of the Federal Reserve Board (“FOMC”) reduced the federal funds rate in December 2024. Inflation had receded toward the FOMC’s inflation goal of 2 percent but continued to be in excess of 2 percent. The unemployment rate had recently increased but remained low. On December 18, 2024, in light of the progress on inflation and the balance of risks, the FOMC decided to reduce the federal funds rate by 0.25 percent to the range of 4.25 to 4.50 percent. The interest rate paid on reserve balances at the Federal Reserve Bank was 4.40% as of December 31, 2024. The Bank maintains reserve balances at the Federal Reserve Bank; the amount that earns interest is identified as “interest-bearing cash”.

Management continues to evaluate the impacts of inflation, the Federal Reserve’s monetary policy and climate changes on the Company’s business and its customers. The banking industry experienced significant volatility with several regional bank failures in 2023, creating industrywide concerns related to liquidity, deposit outflows and unrealized losses on debt securities. These events could adversely affect the Company’s funding of its operations. The extent of the impact on the Company’s results of operations, liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are uncertain and cannot be reasonably predicted.

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

The Company’s significant accounting policies (see Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements below) are fundamental to understanding the Company’s results of operations and financial condition. In the year ended December 31, 2023 and December 31, 2024, the Company adopted the following new accounting guidance:

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

FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, was issued November 27, 2023. The ASU requires disclosure of certain significant segment expenses and other items, the title and position of the chief operating decision maker and information about how the reported measures of segment profit or loss are used in assessing segment performance. The ASU became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Years Ended December 31,
	2024	2023	2022
	($ in thousands, except per share data)
Net interest and loan fee income	$250,595	$280,123	$219,831
FTE adjustment	1,311	1,550	1,944
Net interest and loan fee income (FTE)	251,906	281,673	221,775
(Provision) reversal of provision for credit losses	(300)	1,150	-
Noninterest income	43,155	43,522	45,121
Noninterest expense	(104,391)	(103,216)	(99,361)
Income before income taxes (FTE)	190,370	223,129	167,535
Income taxes (FTE)	(51,734)	(61,361)	(45,501)
Net income	$138,636	$161,768	$122,034

Net income per average fully-diluted common share	$5.20	$6.06	$4.54
Net income as a percentage of average shareholders' equity	13.82%	18.08%	15.21%
Net income as a percentage of average total assets	2.15%	2.35%	1.65%

Net income for 2024 decreased $23.1 million compared with 2023 primarily due to decreased net interest and loan fee income (FTE), partially offset by lower tax provision (FTE). Net interest and loan fee income (FTE) decreased $29.8 million in 2024 compared with 2023 due to lower average balances of investment debt securities and loans, higher average balances of Bank Term Funding Program borrowings and higher rates on interest-bearing liabilities, partially offset by higher yield on loans and higher average balances of interest-bearing cash. During 2024, the Company provided $300 thousand for credit losses, which was recorded in the first quarter, based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans. The Company recorded a $1.2 million reversal of provision for credit losses, net of a $400 thousand provision in 2023 as a result of a $2.2 million recovery on a previously charged off loan in the first quarter 2023. Noninterest income for 2024 remained at the same level compared with 2023 primarily due to a $1.4 million gain on sale of other assets, offset by lower income from merchant processing services, ATM processing fees and debit card fees. Noninterest expense for 2024 increased compared with 2023 primarily due to higher salaries related to annual merit increases and higher costs for group health insurance, retirement plans for employees and stock based compensation, partially offset by decreases in losses from unauthorized debit card use, legal fees, operating losses from limited partnership investments and FDIC insurance assessments. The tax rate (FTE) was 27.2% for 2024 and 27.5% for 2023.

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

Components of Net Interest and Loan Fee Income (FTE)

	For the Years Ended December 31,
	2024	2023	2022
	($ in thousands)
Interest and loan fee income	$268,014	$284,013	$221,756
FTE adjustment	1,311	1,550	1,944
Interest and loan fee income (FTE)	269,325	285,563	223,700
Interest expense	(17,419)	(3,890)	(1,925)
Net interest and loan fee income (FTE)	$251,906	$281,673	$221,775

Net interest margin (FTE)	4.14%	4.37%	3.17%

Net interest and loan fee income (FTE) decreased $29.8 million in 2024 compared with 2023 due to lower average balances of investment debt securities (down $502 million) and loans (down $76 million), higher average balances of Bank Term Funding Program borrowings (up $107 million) and higher rates on interest-bearing liabilities (up 0.48%), partially offset by higher yield on loans (up 0.26%) and higher average balances of interest-bearing cash (up $170 million).

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

The net interest margin (FTE) was 4.14% in 2024, 4.37% in 2023 and 3.17% in 2022. The yield on earning assets (FTE) was 4.43% in 2024, 4.43% in 2023 and 3.20% in 2022.

The Company’s funding costs were 0.29% in 2024, compared with 0.06% in 2023 and 0.03% in 2022. Noninterest bearing deposits represented 47% of average deposits in 2024 and 2023, respectively. Average balances of time deposits in 2024 declined $25 million from 2023. Average balances of checking and saving deposits accounted for 98.2% of average total deposits in 2024 compared with 98.0% in 2023.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated.

	For the Years Ended December 31,
	2024	2023	2022

Yield on earning assets (FTE)	4.43%	4.43%	3.20%
Rate paid on interest-bearing liabilities	0.60%	0.12%	0.05%
Net interest spread (FTE)	3.83%	4.31%	3.15%
Benefit of noninterest-bearing demand deposits	0.31%	0.06%	0.02%
Net interest margin (FTE)	4.14%	4.37%	3.17%

The Company’s yield on net interest margin decreased in 2024 compared with 2023 affected by higher rate paid on interest-bearing liabilities primarily due to competitive financial product pricing and higher volume on Bank Term Funding Program borrowings. The Company’s yield on earning assets in 2024 remained the same compared with 2023 primarily due to higher yields on the loan portfolio and interest-bearing cash, offset by lower yield on investment debt securities. The Company’s yield on net interest margin increased in 2023 compared with 2022 primarily affected by collateralized loan obligations (“CLOs”) and interest-bearing cash. The CLOs have interest coupons that change once every three months by the amount of change in the three-month SOFR base rate. The average balances and yields of CLOs for 2023 and 2022 was $1,543 million yielding 6.99% and $1,567 million yielding 3.62%, respectively. The interest-bearing cash yield changes by the amount of change in the overnight federal funds rate on the effective date declared by the FOMC. The average balance and yields of interest-bearing cash for 2023 and 2022 was $205 million yielding 5.21% and $691 million yielding 1.13%, respectively. The Company has other earning assets with variable yields such as commercial loans and lines of credit, consumer lines of credit and adjustable rate residential real estate loans, which are included in “other taxable loans” in the following “Summary of Average Balances, Yields/Rates and Interest Differential.”

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2024
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,705,641	$199,355	4.24%
Tax-exempt (1)	127,383	4,676	3.67%
Total investments (1)	4,833,024	204,031	4.22%
Loans:
Taxable	795,943	43,974	5.52%
Tax-exempt (1)	40,193	1,655	4.12%
Total loans (1)	836,136	45,629	5.46%
Total interest-bearing cash	374,806	19,665	5.25%
Total interest-earning assets (1)	6,043,966	269,325	4.43%
Other assets	400,721
Total assets	$6,444,687

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,445,945	$-	-%
Savings and interest-bearing transaction	2,638,139	10,658	0.40%
Time less than $100,000	57,064	187	0.33%
Time $100,000 or more	33,794	96	0.28%
Total interest-bearing deposits	2,728,997	10,941	0.40%
Bank term funding program borrowings	107,364	5,813	5.40%
Securities sold under repurchase agreements	89,381	665	0.74%
Total interest-bearing liabilities	2,925,742	17,419	0.60%
Other liabilities	69,758
Shareholders' equity	1,003,242
Total liabilities and shareholders' equity	$6,444,687
Net interest spread (1) (2)			3.83%
Net interest and fee income and interest margin (1) (3)		$251,906	4.14%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2023
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,176,278	$221,742	4.28%
Tax-exempt (1)	158,433	5,668	3.58%
Total investments (1)	5,334,711	227,410	4.26%
Loans:
Taxable	868,255	45,739	5.27%
Tax-exempt (1)	44,061	1,743	3.96%
Total loans (1)	912,316	47,482	5.20%
Total interest-bearing cash	204,794	10,671	5.21%
Total Interest-earning assets (1)	6,451,821	285,563	4.43%
Other assets	419,545
Total assets	$6,871,366

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,748,544	$-	-%
Savings and interest-bearing transaction	2,922,909	3,450	0.12%
Time less than $100,000	67,832	204	0.30%
Time $100,000 or more	48,076	116	0.24%
Total interest-bearing deposits	3,038,817	3,770	0.12%
Short-term borrowed funds	89,298	120	0.13%
Total interest-bearing liabilities	3,128,115	3,890	0.12%
Other liabilities	100,097
Shareholders' equity	894,610
Total liabilities and shareholders' equity	$6,871,366
Net interest spread (1) (2)			4.31%
Net interest and fee income and interest margin (1) (3)		$281,673	4.37%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
(3)	Net interest margin is computed by calculating the difference between interest income and expense, divided by the average balance of interest-earning assets. The net interest margin is greater than the net interest spread due to the benefit of noninterest-bearing demand deposits.

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

Summary of Changes in Interest Income and Expense

	For the Year Ended December 31, 2024
	Compared with
	For the Year Ended December 31, 2023
	Volume	Yield/Rate	Total
	(In thousands)
(Decrease) increase in interest and loan fee income:
Investment securities:
Taxable	$(20,161)	$(2,226)	$(22,387)
Tax-exempt (1)	(1,111)	119	(992)
Total investments (1)	(21,272)	(2,107)	(23,379)
Loans:
Taxable	(3,809)	2,044	(1,765)
Tax-exempt (1)	(153)	65	(88)
Total loans (1)	(3,962)	2,109	(1,853)
Total interest-bearing cash	8,859	135	8,994
Total (decrease) increase in interest and loan fee income (1)	(16,375)	137	(16,238)
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(336)	7,544	7,208
Time less than $100,000	(32)	15	(17)
Time $100,000 or more	(34)	14	(20)
Total interest-bearing deposits	(402)	7,573	7,171
Bank term funding program borrowings	5,813	-	5,813
Securities sold under repurchase agreements	-	545	545
Total increase in interest expense	5,411	8,118	13,529
Decrease in net interest and loan fee income (1)	$(21,786)	$(7,981)	$(29,767)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

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

In 2024, the Company provided $300 thousand for credit losses, which was recorded in the first quarter, based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. The Company recorded a $1.2 million reversal of provision for credit losses in 2023 which reflected a $2.2 million recovery in the first quarter 2023 on a previously charged off loan and a $400 thousand provision for credit losses in the third quarter of 2023, based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. The Company provided no provision for credit losses in 2022 based on Management’s estimate of reserves needed over the remaining life of its loans and investments. For further information regarding credit risk, net credit losses and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

Components of Noninterest Income

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands)
Service charges on deposit accounts	$14,025	$14,169	$14,490
Merchant processing services	10,449	11,280	11,623
Debit card fees	6,853	7,185	7,879
Trust fees	3,318	3,122	3,216
ATM processing fees	2,170	2,618	2,160
Other service fees	1,770	1,765	1,808
Life insurance gains	202	279	930
Securities losses	-	(125)	-
Other noninterest income	4,368	3,229	3,015
Total Noninterest Income	$43,155	$43,522	$45,121

Noninterest income in 2024 remained at the same level compared with 2023 primarily due to a $1.4 million gain on sale of other assets, offset by lower income from merchant processing services, ATM processing fees and debit card fees. Merchant processing services fee income decreased in 2024 from 2023 primarily due to an increase in lower margin transactions. ATM processing fees declined in 2024 compared with 2023 due to reduced processing volumes.

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

Noninterest Expense

Components of Noninterest Expense

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands)
Salaries and related benefits	$50,292	$47,871	$46,125
Occupancy and equipment	20,673	20,520	19,884
Outsourced data processing services	10,271	9,846	9,684
Limited partnership operating losses	5,185	5,754	5,724
Courier service	2,709	2,652	2,614
Professional fees	1,470	1,751	2,628
Other noninterest expense	13,791	14,822	12,702
Total Noninterest Expense	$104,391	$103,216	$99,361

Noninterest expense in 2024 increased $1.2 million compared with 2023. Salaries and benefits increased in 2024 compared with 2023 primarily due to annual merit increases, higher group health insurance costs for employees, higher expenses for deferred retirement plans for employees and stock based compensation. The increases in 2024 from 2023 were partially offset by decreases in losses from unauthorized debit card use, legal fees, operating losses from limited partnership investments and FDIC insurance assessments.

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

Provision for Income Tax

The Company’s income tax provision (FTE) was $51.7 million in 2024 compared with $61.4 million in 2023 and $45.5 million in 2022. The effective tax rates (FTE) were 27.2% in 2024 compared with 27.5% in 2023 and 27.2% in 2022. See Note 10 to the consolidated financial statements for additional information related to income taxes.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Treasury, U.S. Government sponsored entities, state and political subdivisions, corporations, collateralized loan obligations and agency mortgage-backed securities. The Company had no marketable equity securities at December 31, 2024 and December 31, 2023.

Management manages the investment securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $4.2 billion at December 31, 2024 and $4.9 billion at December 31, 2023. The following table lists debt securities in the Company’s portfolio by type as of the dates indicated. Debt securities held to maturity are listed at amortized cost before related reserve for expected credit losses of $1 thousand at December 31, 2024 and December 31, 2023. Debt securities available for sale are listed at fair value.

	At December 31, 2024		At December 31, 2023
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$292,117	7%	$294,919	6%
Agency residential mortgage-backed securities ("MBS")	268,987	6%	318,019	7%
Agency commercial MBS	6,966	-%	-	-%
U.S. Treasury securities	4,955	-%	-	-%
Obligations of states and political subdivisions	113,447	3%	142,465	3%
Corporate securities	2,571,384	61%	2,638,198	54%
Collateralized loan obligations	982,589	23%	1,484,597	30%
Total	$4,240,445	100%	$4,878,198	100%

Debt securities available for sale	$3,395,810		$3,999,801
Debt securities held to maturity	844,635		878,397
Total	$4,240,445		$4,878,198

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

At December 31, 2024, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

[The remainder of this page intentionally left blank]

The following table shows the fair value carrying amount of the Company’s debt securities available for sale as of the dates indicated:

	At December 31,
	2024	2023	2022
	(In thousands)
Debt securities available for sale:
Securities of U.S. Government sponsored entities	$292,117	$294,919	$290,853
Agency residential MBS	211,060	239,454	286,048
Agency commercial MBS	6,966	-	-
U.S. Treasury securities	4,955	-	-
Obligations of states and political subdivisions	62,186	71,283	82,004
Corporate securities	1,835,937	1,909,548	2,099,955
Collateralized loan obligations	982,589	1,484,597	1,572,883
Total debt securities available for sale	$3,395,810	$3,999,801	$4,331,743

The following table sets forth the relative maturities and contractual yields of the Company’s debt securities available for sale (stated at fair value) at December 31, 2024. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Collateralized loan obligations and mortgage-backed securities are shown separately because they are typically paid in quarterly and monthly installments, respectively, over a number of years.

Debt Securities Available for Sale Maturity Distribution

	At December 31, 2024
	Within one year	After one but within five years	After five but within ten years	CLO and Mortgage- backed	Total
	($ in thousands)
Securities of U.S. Government sponsored entities	$4,565	$57,507	$230,045	$-	$292,117
Interest rate	4.28%	3.49%	3.48%	-%	3.58%
U.S. Treasury securities	4,955	-	-	-	4,955
Interest rate	5.10%	-%	-%	-%	5.10%
Obligations of states and political subdivisions	11,210	20,515	30,461	-	62,186
Interest rate	4.11%	2.83%	3.04%	-%	3.17%
Corporate securities	103,718	862,556	869,663	-	1,835,937
Interest rate	4.03%	3.07%	2.33%	-%	2.73%
Subtotal	124,448	940,578	1,130,169	-	2,195,195
Interest rate	4.09%	3.09%	2.58%	-%	2.86%
Collaterized loan obligations (CLO)	-	-	-	982,589	982,589
Interest rate	-%	-%	-%	6.54%	6.54%
MBS	-	-	-	218,026	218,026
Interest rate	-%	-%	-%	2.86%	2.86%
Total	$124,448	$940,578	$1,130,169	$1,200,615	$3,395,810
Interest rate	4.09%	3.09%	2.58%	5.87%	3.87%

The following table shows the amortized cost carrying amount and fair value before related reserve for expected credit losses of $1 thousand at December 31, 2024, December 31, 2023 and December 31, 2022, of the Company’s debt securities held to maturity as of the dates indicated:

	At December 31,
	2024	2023	2022
	(In thousands)
Agency residential MBS	$57,927	$78,565	$104,852
Obligations of states and political subdivisions	51,261	71,182	89,208
Corporate securities	735,447	728,650	721,854
Total	$844,635	$878,397	$915,914
Fair value	$807,838	$849,562	$873,511

The following table sets forth the relative maturities and contractual yields of the Company’s debt securities held to maturity at December 31, 2024. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Debt Securities Held to Maturity Maturity Distribution

	At December 31, 2024
	Within one year	After one but within five years	After five but within ten years	Mortgage- backed	Total
	($ in thousands)
Obligations of states and political subdivisions	$13,508	$37,753	$-	$-	$51,261
Interest rate	3.82%	3.51%	-%	-%	3.60%
Corporate securities	-	309,813	425,634	-	735,447
Interest rate	-%	4.16%	4.28%	-%	4.25%
Subtotal	13,508	347,566	425,634	-	786,708
Interest rate	3.82%	4.09%	4.28%	-%	4.21%
MBS	-	-	-	57,927	57,927
Interest rate	-%	-%	-%	2.30%	2.30%
Total	$13,508	$347,566	$425,634	$57,927	$844,635
Interest rate	3.82%	4.09%	4.28%	2.30%	4.07%

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At December 31, 2024		At December 31, 2023
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$2,031,144	$1,835,937	$2,129,103	$1,909,548
Debt securities held to maturity	735,447	703,210	728,650	705,356
Total corporate securities	$2,766,591	$2,539,147	$2,857,753	$2,614,904

The following table summarizes total corporate securities by credit rating:

	At December 31, 2024		At December 31, 2023
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
AA-	$72,569	3%	$73,016	3%
A+	256,906	10%	250,322	9%
A	353,434	14%	380,257	14%
A-	807,698	32%	825,882	32%
BBB+	634,118	25%	723,767	28%
BBB	414,422	16%	361,660	14%
Total corporate securities	$2,539,147	100%	$2,614,904	100%

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At December 31, 2024		At December 31, 2023
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,450,675	57%	$1,516,147	58%
Utilities	275,551	11%	274,929	10%
Industrial	212,587	8%	215,428	8%
Consumer, Non-cyclical	169,311	7%	170,423	7%
Communications	154,358	6%	158,495	6%
Basic Materials	100,617	4%	100,693	4%
Energy	69,320	3%	69,331	3%
Technology	61,008	2%	63,185	2%
Consumer, Cyclical	45,720	2%	46,273	2%
Total corporate securities	$2,539,147	100%	$2,614,904	100%

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the corporate securities are denominated in United States dollars:

	At December 31, 2024		At December 31, 2023
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,767,669	70%	$1,811,463	69%
Canada	192,122	8%	195,979	7%
Japan	167,624	7%	164,948	6%
United Kingdom	139,648	5%	162,794	6%
France	92,970	4%	91,726	4%
Switzerland	73,424	3%	93,898	4%
Netherlands	35,425	1%	35,381	1%
Australia	24,700	1%	24,800	1%
Belgium	19,726	1%	20,894	1%
Jersey	12,948	-%	-	-%
Germany	12,891	-%	13,021	1%
Total corporate securities	$2,539,147	100%	$2,614,904	100%

The following table summarizes the above corporate securities with issuer’s headquarters located outside of the United States of America by the industry sector in which the issuing companies operate; all the corporate securities are denominated in United States dollars:

	At December 31, 2024		At December 31, 2023
	Fair value	As a percent of total foreign corporate securities	Fair value	As a percent of total foreign corporate securities
	($ in thousands)
Financial	$659,403	86%	$702,892	87%
Energy	32,041	4%	31,970	4%
Consumer, Cyclical	25,839	3%	13,021	2%
Basic Materials	24,700	3%	24,800	3%
Consumer, Non-cyclical	19,726	3%	20,895	3%
Utilities	9,769	1%	9,863	1%
Total foreign corporate securities	$771,478	100%	$803,441	100%

The Company’s $983 million (fair value) in collateralized loan obligations at December 31, 2024, consist of investments in 96 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At December 31, 2024
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$312,710	$311,650
AA	674,445	670,939
Total	$987,155	$982,589

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

The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Loan Portfolio

	At December 31,
	2024	2023	2022	2021	2020
	(In thousands)
Commercial	$127,276	$136,550	$169,617	$233,090	$394,806
Commercial real estate	507,900	487,523	491,107	535,261	564,300
Construction	5,064	5,063	3,088	48	129
Residential real estate	8,274	9,935	13,834	18,133	23,471
Consumer installment and other	171,786	227,531	280,842	281,594	273,537
Total loans	$820,300	$866,602	$958,488	$1,068,126	$1,256,243

The following table shows the maturity distribution of loans at December 31, 2024. There were no loans with a remaining maturity of over fifteen years as of December 31, 2024.

Loan Maturity Distribution

	At December 31, 2024
	Within One Year	One to Five Years	Five to Fifteen Years	Total
	(In thousands)
Commercial	$37,879	$58,561	$30,836	$127,276
Commercial real estate	22,595	172,310	312,995	507,900
Construction	5,064	-	-	5,064
Residential real estate	-	420	7,854	8,274
Consumer and other installment	9,958	123,623	38,205	171,786
Total	$75,496	$354,914	$389,890	$820,300

[The remainder of this page intentionally left blank]

The following table shows the distribution of variable-rate and fixed-rate loans due after one year as of December 31, 2024.

	At December 31, 2024
	Fixed	Variable	Total
	(In thousands)
Commercial	$64,966	$24,431	$89,397
Commercial real estate	95,427	389,878	485,305
Residential real estate	7,115	1,159	8,274
Consumer and other installment	154,309	7,519	161,828
Total	$321,817	$422,987	$744,804

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

Nonperforming Loans

	At December 31,
	2024	2023	2022	2021	2020
	(In thousands)

Nonperforming nonaccrual loans	$201	$401	$146	$265	$526
Performing nonaccrual loans	-	2	-	427	3,803
Total nonaccrual loans	201	403	146	692	4,329
Accruing loans 90 or more days past due	534	388	628	339	450
Total nonperforming loans	$735	$791	$774	$1,031	$4,779

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At December 31,
	2024	2023
	(In thousands)

Allowance for credit losses on loans	$14,780	$16,867
Allowance for credit losses on held to maturity debt securities	1	1
Total allowance for credit losses	$14,781	$16,868

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. The Company has evaluated each issuer’s historical financial performance and ability to service debt payments throughout and following the 2008-2009 recession. The Company has an expectation that nonpayment of the amortized cost basis continues to be zero. At December 31, 2024, no credit loss allowance was assigned to corporate securities held to maturity based on evaluation of each individual issuer’s historical financial performance throughout full business cycles. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $1 thousand related to municipal securities at December 31, 2024 and December 31, 2023, reflecting the expected credit losses on debt securities held to maturity.

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

[The remainder of this page intentionally left blank]

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	At and For the Years Ended December 31,
	2024	2023	2022	2021	2020
	($ in thousands)
Analysis of the Allowance for Credit Losses
Balance, end of prior period	$16,867	$20,284	$23,514	$23,854	$19,484
Adoption of ASU 2016-13	-	-	-	-	2,017
Balance, beginning of period	16,867	20,284	23,514	23,854	21,501
Provision for (reversal of) credit losses on loans	300	(1,150)	6	2	4,307
Loans charged off:
Commercial	(283)	(410)	(20)	(56)	(236)
Commercial real estate	-	(45)	-	-	-
Consumer and other installment	(6,391)	(7,499)	(6,205)	(3,192)	(3,963)
Total chargeoffs	(6,674)	(7,954)	(6,225)	(3,248)	(4,199)
Recoveries of loans previously charged off:
Commercial	124	2,359	376	228	351
Commercial real estate	204	71	62	743	49
Consumer and other installment	3,959	3,257	2,551	1,935	1,845
Total recoveries	4,287	5,687	2,989	2,906	2,245
Net loan losses	(2,387)	(2,267)	(3,236)	(342)	(1,954)
Balance, end of period	$14,780	$16,867	$20,284	$23,514	$23,854

Net loan losses as a percentage of average loans	(0.29)%	(0.25)%	(0.32)%	(0.03)%	(0.16)%

Selected financial data: (at period end)
Loans	$820,300	$866,602	$958,488	$1,068,126	$1,256,243
Nonaccrual loans	201	403	146	692	4,329
Allowance for credit losses as a percentage of loans	1.80%	1.95%	2.12%	2.20%	1.90%
Nonaccrual loans as a percentage of loans	0.02%	0.05%	0.02%	0.06%	0.34%
Allowance for credit losses to nonaccrual loans	7353.23%	4185.36%	13893.15%	3397.98%	551.03%

The following table summarizes net (chargeoffs) recoveries and the ratio of net (charge-offs) recoveries to average loans for the periods indicated:

	For the Year Ended December 31,
	2024			2023			2022
			As a percentage			As a percentage			As a percentage
		Average	of Net (chargeoffs)		Average	of Net (chargeoffs)		Average	of Net (chargeoffs)
	Net (chargeoffs)	Loan	recoveries	Net (chargeoffs)	Loan	recoveries	Net (chargeoffs)	Loan	recoveries
	Recoveries	Balances	to Average loans	Recoveries	Balances	to Average loans	Recoveries	Balances	to Average loans
	($ in thousands)

Commercial	$(159)	$128,505	(0.12)%	$1,949	$149,137	1.31%	$356	$191,805	0.19%
Commercial real estate	204	493,282	0.04%	26	492,183	0.01%	62	504,713	0.01%
Construction	-	5,064	-%	-	4,362	-%	-	1,676	-%
Residential real estate	-	9,197	-%	-	12,080	-%	-	15,694	-%
Consumer and other installment	(2,432)	200,088	(1.22)%	(4,242)	254,554	(1.67)%	(3,654)	284,076	(1.29)%
Total	$(2,387)	$836,136	(0.29)%	$(2,267)	$912,316	(0.25)%	$(3,236)	$997,964	(0.32)%

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

[The remainder of this page intentionally left blank]

The following table presents the allocation of the allowance for credit losses as of December 31 for the periods indicated.

	At December 31,
	2024		2023		2022		2021		2020
	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans
	($ in thousands)
Commercial	$4,197	15%	$4,216	16%	$6,138	18%	$6,966	22%	$9,205	31%
Commercial real estate	6,034	62%	5,925	56%	5,888	51%	6,529	50%	5,660	45%
Construction	247	1%	245	1%	150	-%	2	-%	6	-%
Residential real estate	22	1%	26	1%	32	2%	45	2%	47	2%
Consumer installment and other	4,280	21%	6,455	26%	8,076	29%	9,972	26%	8,936	22%
Total	$14,780	100%	$16,867	100%	$20,284	100%	$23,514	100%	$23,854	100%

	Allowance for Credit Losses
	For the Year Ended December 31, 2024
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,216	$5,925	$245	$26	$6,455	$16,867
Provision (reversal)	140	(95)	2	(4)	257	300
Chargeoffs	(283)	-	-	-	(6,391)	(6,674)
Recoveries	124	204	-	-	3,959	4,287
Total allowance for credit losses	$4,197	$6,034	$247	$22	$4,280	$14,780

Management considers the $14.8 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of December 31, 2024.

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

The Company monitors the climate risks of its loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. At December 31, 2024, the Company had $5 million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields and volatile commodity prices without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles are not considered to be material risks to the Company’s automobile lending practices. The Company considers climate risk in its underwriting of corporate bonds, and avoids purchasing bonds of issuers, which, in Management’s judgement, have elevated climate risk.

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

The Company’s asset and liability position was generally “asset sensitive” at December 31, 2024, based on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes. However, in the dynamic simulation, an assumed decline in interest rates is expected to result in improved deposit balances funding higher earning asset levels. Further, in the dynamic simulation, no change in interest rates is expected to result in a decline in net interest income as asset yields remain stable and deposit costs rise as the Bank negotiates deposit rates with customers in the current environment.

At December 31, 2023, Management’s most recent measurements of estimated changes in net interest income were:

Dynamic simulation (balance sheet composition changes):

Assumed change in interest rates over 1 year	-2.00%	-1.00%	0.00%	+1.00%	+2.00%
First year change in net interest income	-7.29%	-1.76%	-0.40%	+2.55%	+4.87%

Static simulation (balance sheet composition unchanged):

Assumed immediate change in interest rates	-2.00%	-1.00%	0.00%	+1.00%	+2.00%
First year change in net interest income	-14.60%	-7.30%	0.00%	+6.60%	+13.30%

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This low-cost source of funds, along with shareholders' equity, provided 96% of funding for average total assets for the year ended December 31, 2024 and 97% for the year ended December 31, 2023. The Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit risk and capital management practices and by maintaining an appropriate level of liquidity.

Total deposits were $5,012 million at December 31, 2024 and $5,474 million at December 31, 2023. Total time deposits were $82 million at December 31, 2024 and $97 million at December 31, 2023. The Company has no foreign time deposits. The standard FDIC deposit insurance amount is $250,000 per depositor, for each account ownership category. At December 31, 2024, estimated federally uninsured total deposits and time deposits were $2,491 million and $4 million, respectively.

Banking industry deposits, including for Westamerica Bank, grew rapidly in 2020 and 2021 due to the injection of fiscal stimulus into the United States economy, including Paycheck Protection Program loans, and an easing of Federal Reserve monetary policy, both in response to the COVID pandemic. Federal Reserve monetary policy easing included reduction in the federal funds rate to a range of 0.00% to 0.25% and net purchases of Treasury securities and agency mortgage-backed securities, which increase the money supply and aggregate bank deposits. Subsequently, inflation rose considerably while employment conditions remained strong. In 2022 and 2023, the Federal Reserve’s monetary policy reversed to tightening, in an effort to reduce inflation. The monetary policy tightening included increasing and keeping the federal funds rate to a range of 5.25% to 5.50% and net reductions of Treasury securities and agency mortgage-backed securities, which reduce the money supply and aggregate bank deposits. Westamerica Bank’s deposit totals are subject to both the fiscal policies of the United States government and monetary policies of the Federal Reserve; the decline in Westamerica Bank deposits during 2023 was influenced by these fiscal and monetary policies. In addition, the Internal Revenue Service (“IRS”) declared every county in which Westamerica Bank operates as Natural Disaster Areas due to 2022-2023 winter storms; the IRS and California Franchise Tax Board extended the 2022 tax filing deadline and 2023 tax installment payment due dates to November 16, 2023. Management believes this deferment of tax payment deadlines impacted deposit totals in the fourth quarter 2023 as customers paid their federal and California tax obligations. Total deposits declined $462,417 thousand from December 31, 2023 to December 31, 2024 due to competitive financial product pricing.

The following table shows the time remaining to maturity of the Company’s estimated amounts of uninsured time deposits with a balance greater than $250,000 per depositor per category:

At December 31, 2024
(In thousands)
Three months or less	$1,850
Over three through six months	453
Over six through twelve months	1,898
Over twelve months	84
Total	$4,285

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, and principal and interest payments from debt securities and loans. At December 31, 2024, the Company had $601,494 thousand in cash balances. During the twelve months ending December 31, 2025, the Company expects to receive $309,000 thousand in principal payments from its debt securities. If additional operational liquidity is required, the Company can pledge debt securities as collateral for borrowing purposes; at December 31, 2024, the Company’s debt securities which qualify as collateral for borrowing totaled $3,534,099 thousand. In the ordinary course of business, the Company pledges debt securities as collateral for certain depository customers; at December 31, 2024, the Company had pledged $726,784 thousand in debt securities for depository customers. In the ordinary course of business, the Company pledges debt securities as collateral for borrowing from the Federal Reserve Bank; at December 31, 2024, the Company had pledged $766,606 thousand in debt securities at the Federal Reserve Bank. During the year ended December 31, 2024, the Company’s average borrowings from the Federal Reserve Bank and other correspondent banks were $107,364 thousand and $-0- thousand, respectively, and at December 31, 2024, the Company had no borrowings from the Federal Reserve Bank or other correspondent banks. At December 31, 2024, the Company had access to borrowing from the Federal Reserve up to $766,606 thousand based on collateral pledged at December 31, 2024. At December 31, 2024, the Company’s estimated unpledged collateral qualifying debt securities totaled $1,597,486 thousand. Debt securities eligible as collateral are shown at market value unless noted otherwise:

At December 31, 2024
(in thousands)
Debt Securities Eligible as Collateral:
Corporate Securities	$2,539,147
Collateralized Loan Obligations rated AAA	311,650
Obligations of States and Political Subdivisions	113,082
Agency Mortgage Backed Securities	273,148
Securities of U.S. Government Sponsored Entities	292,117
U.S. Treasury Securities	4,955
Total Debt Securities Eligible as Collateral	$3,534,099

Debt Securities Pledged as Collateral:
Debt Securities Pledged at the Federal Reserve Bank	$(766,606)
Deposits by Public Entities	(726,784)
Securities Sold under Repurchase Agreements	(434,205)
Other	(9,018)
Total Debt Securities Pledged as Collateral	$(1,936,613)

Estimated Debt Securities Available to Pledge	$1,597,486

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

Westamerica Bancorporation ("Parent Company") is a separate entity apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. The Parent Company had no debt as of December 31, 2024. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees.

The Bank’s dividends paid to the Parent Company, proceeds from the exercise of stock options, and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $47 million in the year ended December 31, 2024 and $46 million in the year ended December 31, 2023 and retire common stock in the amounts of $210 thousand in the year ended December 31, 2024 and $14 million in the year ended December 31, 2023. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not impact Parent Company's ability to meet its ongoing cash obligations. The Parent Company’s cash balance was $263 million at December 31, 2024 and $155 million at December 31, 2023.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was 13.8% for the year ended December 31, 2024 and 18.1% for the year ended December 31, 2023. The Company also raises capital as employees exercise stock options. Capital raised through the exercise of stock options was $1.5 million in the year ended December 31, 2024 and $950 thousand in the year ended December 31, 2023.

The Company paid common dividends totaling $47 million in the year ended December 31, 2024 and $46 million in the year ended December 31, 2023, which represent dividends per common share of $1.76 and $1.72, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company retired 4 thousand shares valued at $210 thousand in the year ended December 31, 2024 and 274 thousand shares valued at $14 million in the year ended December 31, 2023.

The Company's primary capital resource is shareholders' equity, which was $890 million at December 31, 2024 compared with $773 million at December 31, 2023. The Company's ratio of equity to total assets was 14.65% at December 31, 2024 and 12.14% at December 31, 2023.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2024		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	22.46%	15.33%	7.00%	6.50%
Tier I Capital	22.46%	15.33%	8.50%	8.00%
Total Capital	22.82%	15.84%	10.50%	10.00%
Leverage Ratio	15.30%	10.41%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2023		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	18.76%	14.46%	7.00%	6.50%
Tier I Capital	18.76%	14.46%	8.50%	8.00%
Total Capital	19.15%	14.98%	10.50%	10.00%
Leverage Ratio	12.86%	9.88%	4.00%	5.00%

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

Deposit Categories

The Company primarily attracts deposits from local businesses and professionals, as well as through retail savings and checking accounts, and, to a more limited extent, certificates of deposit. The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	For the Years Ended December 31,
	2024			2023			2022
	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate
	($ In thousands)

Noninterest-bearing demand	$2,445,945	47.3%	-%	$2,748,544	47.5%	-%	$3,018,350	47.0%	-%
Interest bearing:
Transaction	977,912	18.9%	0.03%	1,156,684	20.0%	0.04%	1,289,956	20.1%	0.03%
Savings	1,660,227	32.1%	0.63%	1,766,225	30.5%	0.17%	1,967,902	30.7%	0.06%
Time less than $100 thousand	57,064	1.1%	0.17%	67,832	1.2%	0.30%	77,007	1.2%	0.23%
Time $100 thousand or more	33,794	0.6%	0.55%	48,076	0.8%	0.24%	62,411	1.0%	0.25%
Total (1)	$5,174,942	100.0%	0.40%	$5,787,361	100.0%	0.12%	$6,415,626	100.0%	0.05%

(1) The rates for total deposits were calculated using the average balances of interest-bearing deposits.

The Company’s strategy includes building the value of its deposit base by building balances of lower-costing deposits and avoiding reliance on higher-costing time deposits. Average balances of higher costing time deposits declined 35% to $91 million from 2022 to 2024. The Company’s average balances of checking and savings accounts represented 98% of average balances of total deposits in 2024, 2023 and 2022.

Total time deposits were $82 million and $97 million at December 31, 2024 and December 31, 2023, respectively. The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits. The Company has no foreign time deposits.

Time Deposits Maturity Distribution

At December 31, 2024
(In thousands)
2025	$65,470
2026	7,800
2027	3,639
2028	2,603
2029	2,710
Thereafter	16
Total	$82,238

Short-term Borrowings

The following table sets forth the short-term borrowings of the Company:

Short-Term Borrowings Distribution

	At December 31,
	2024	2023	2022
	(In thousands)
Securities sold under agreements to repurchase the securities	$120,322	$58,162	$57,792
Total short-term borrowings	$120,322	$58,162	$57,792

Further detail of federal funds purchased and other borrowed funds is as follows:

	For the Years Ended December 31,
	2024	2023	2022
	($ in thousands)
Federal funds purchased balances and rates paid on outstanding amount:
Average balance for the year	$-	$-	$1
Maximum month-end balance during the year	-	-	-
Average interest rate for the year	-%	-%	4.68%
Average interest rate at period end	-%	-%	-%
Securities sold under agreements to repurchase the securities balances and rates paid on outstanding amount:
Average balance for the year	$89,381	$89,298	$109,282
Maximum month-end balance during the year	132,487	138,005	257,560
Average interest rate for the year	0.74%	0.13%	0.07%
Average interest rate at period end	0.62%	0.31%	0.06%
Bank Term Funding Program borrowings balances and rates paid on outstanding amount:
Average balance for the year	$107,364	$-	$-
Maximum month-end balance during the year	200,000	-	-
Average interest rate for the year	5.40%	-%	-%
Average interest rate at period end	-%	-%	-%

Financial Ratios

The following table shows key financial ratios for the periods indicated:

	At and For the Years Ended December 31,
	2024	2023	2022
Return on average total assets	2.15%	2.35%	1.65%
Return on average common shareholders' equity	13.82%	18.08%	15.21%
Average shareholders' equity as a percentage of:
Average total assets	15.57%	13.02%	10.83%
Average total loans	119.99%	98.06%	80.41%
Average total deposits	19.39%	15.46%	12.51%
Common dividend payout ratio	34%	28%	37%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Westamerica Bancorporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2024 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. Their opinion and attestation on internal control over financial reporting appear on page 88.

Dated: February 28, 2025

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2024	2023
	(In thousands)
Assets:
Cash and due from banks	$601,494	$190,314
Debt securities available for sale	3,395,810	3,999,801
Debt securities held to maturity, net of allowance for credit losses of $1 at December 31, 2024 and $1 at December 31, 2023 (Fair value of $807,838 at December 31, 2024 and $849,562 at December 31, 2023)	844,634	878,396
Loans	820,300	866,602
Allowance for credit losses on loans	(14,780)	(16,867)
Loans, net of allowance for credit losses on loans	805,520	849,735
Premises and equipment, net	26,133	27,016
Identifiable intangibles, net	125	347
Goodwill	121,673	121,673
Other assets	280,885	297,310
Total Assets	$6,076,274	$6,364,592

Liabilities:
Noninterest-bearing deposits	$2,333,389	$2,605,844
Interest-bearing deposits	2,678,461	2,868,423
Total deposits	5,011,850	5,474,267
Short-term borrowed funds	120,322	58,162
Other liabilities	54,145	59,269
Total Liabilities	5,186,317	5,591,698

Contingencies (Note 12)

Shareholders' Equity:
Common stock and additional paid-in capital Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 26,708 at December 31, 2024 and 26,671 at December 31, 2023	476,471	473,136
Deferred compensation	35	35
Accumulated other comprehensive loss	(168,104)	(190,282)
Retained earnings	581,555	490,005
Total Shareholders' Equity	889,957	772,894
Total Liabilities and Shareholders' Equity	$6,076,274	$6,364,592

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$45,286	$47,116	$49,682
Nonmarketable equity securities	719	630	537
Debt securities available for sale	167,842	190,039	144,646
Debt securities held to maturity	34,502	35,557	19,101
Interest-bearing cash	19,665	10,671	7,790
Total Interest and Loan Fee Income	268,014	284,013	221,756
Interest Expense:
Deposits	10,941	3,770	1,846
Bank Term Funding Program Borrowings	5,813	-	-
Securities Sold under Repurchase Agreements	665	120	79
Total Interest Expense	17,419	3,890	1,925
Net Interest and Loan Fee Income	250,595	280,123	219,831
Provision (Reversal of Provision) for Credit Losses	300	(1,150)	-
Net Interest and Loan Fee Income After Provision (Reversal of Provision) For Credit Losses	250,295	281,273	219,831
Noninterest Income:
Service charges on deposit accounts	14,025	14,169	14,490
Merchant processing services	10,449	11,280	11,623
Debit card fees	6,853	7,185	7,879
Trust fees	3,318	3,122	3,216
ATM processing fees	2,170	2,618	2,160
Other service fees	1,770	1,765	1,808
Life insurance gains	202	279	930
Securities losses	-	(125)	-
Other noninterest income	4,368	3,229	3,015
Total Noninterest Income	43,155	43,522	45,121
Noninterest Expense:
Salaries and related benefits	50,292	47,871	46,125
Occupancy and equipment	20,673	20,520	19,884
Outsourced data processing services	10,271	9,846	9,684
Limited partnership operating losses	5,185	5,754	5,724
Courier service	2,709	2,652	2,614
Professional fees	1,470	1,751	2,628
Other noninterest expense	13,791	14,822	12,702
Total Noninterest Expense	104,391	103,216	99,361
Income Before Income Taxes	189,059	221,579	165,591
Provision for income taxes	50,423	59,811	43,557
Net Income	$138,636	$161,768	$122,034

Average Common Shares Outstanding	26,685	26,703	26,895
Diluted Average Common Shares Outstanding	26,686	26,706	26,907
Per Common Share Data:
Basic earnings	$5.20	$6.06	$4.54
Diluted earnings	5.20	6.06	4.54
Dividends paid	1.76	1.72	1.68

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands)
Net Income	$138,636	$161,768	$122,034
Other comprehensive income (loss):
Changes in net unrealized losses on debt securities available for sale	31,486	93,326	(434,107)
Deferred tax (expense) benefit	(9,308)	(27,591)	128,338
Reclassification of losses included in net income	-	125	-
Deferred tax benefit on losses included in net income	-	(37)	-
Changes in unrealized losses on debt securities available for sale, net of tax	22,178	65,823	(305,769)
Total Comprehensive Income (Loss)	$160,814	$227,591	$(183,735)

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

		Common		Accumulated
	Common	Stock and		Other
	Shares	Additional	Deferred	Comprehensive	Retained
	Outstanding	Paid-in Capital	Compensation	Income (Loss)	Earnings	Total
	(In thousands, except per share data)

Balance, December 31, 2021	26,866	$471,008	$35	$49,664	$306,395	$827,102
Net income for the year 2022					122,034	122,034
Other comprehensive loss				(305,769)		(305,769)
Exercise of stock options	40	2,255				2,255
Restricted stock activity	8	492				492
Stock based compensation	-	1,309				1,309
Stock awarded to employees	2	87				87
Retirement of common stock	(3)	(65)			(153)	(218)
Dividends ($1.68 per share)					(45,182)	(45,182)
Balance, December 31, 2022	26,913	475,086	35	(256,105)	383,094	602,110
Net income for the year 2023					161,768	161,768
Other comprehensive income				65,823		65,823
Exercise of stock options	22	950				950
Restricted stock activity	9	508				508
Stock based compensation	-	1,356				1,356
Stock awarded to employees	1	80				80
Retirement of common stock	(274)	(4,844)			(8,903)	(13,747)
Dividends ($1.72 per share)					(45,954)	(45,954)
Balance, December 31, 2023	26,671	473,136	35	(190,282)	490,005	772,894
Net income for the year 2024					138,636	138,636
Other comprehensive income				22,178		22,178
Exercise of stock options	29	1,487				1,487
Restricted stock activity	11	505				505
Stock based compensation	-	1,483				1,483
Stock awarded to employees	1	74				74
Excise tax on 2023 net common stock repurchases		(132)				(132)
Retirement of common stock	(4)	(82)			(128)	(210)
Dividends ($1.76 per share)					(46,958)	(46,958)
Balance, December 31, 2024	26,708	$476,471	$35	$(168,104)	$581,555	$889,957

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023	2022
Operating Activities:	(In thousands)
Net income	$138,636	$161,768	$122,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	10,404	11,774	16,565
Provision (Reversal of Provision) for credit losses	300	(1,150)	-
Net amortization of deferred loan fees	(270)	(573)	(1,704)
Stock option compensation expense	1,483	1,356	1,309
Life insurance gains	(202)	(279)	(930)
Securities losses	-	125	-
Net gain on sale of other assets	(1,367)	-	-
Income taxes (receivable) payable	(8,424)	(869)	3,020
Net changes in:
Interest income receivable	9,962	(1,010)	(18,037)
Net deferred taxes	1,593	(1,995)	697
Other assets	(1,827)	(3,443)	(2,415)
Interest expense payable	(8)	(12)	(10)
Other liabilities	(8,708)	(7,484)	(6,827)
Net Cash Provided by Operating Activities	141,572	158,208	113,702
Investing Activities:
Net repayments of loans	44,185	90,192	108,107
Proceeds from life insurance policies	1,059	604	3,041
Proceeds from sale of other assets	5,378	-	-
Purchases of debt securities available for sale	(20,735)	-	(636,228)
Proceeds from sale/maturity/calls of debt securities available for sale	647,529	416,447	500,160
Purchases of debt securities held to maturity	-	-	(718,940)
Proceeds from maturity/calls of debt securities held to maturity	40,006	43,518	111,059
Purchase of Federal Reserve Bank stock	-	(2,326)	-
Proceeds from redemption of Federal Reserve Bank stock	-	-	2,326
Purchases of premises and equipment	(1,744)	(1,161)	(811)
Net Cash Provided by (Used in) Investing Activities	715,678	547,274	(631,286)
Financing Activities:
Net change in deposits	(462,417)	(751,023)	(188,666)
Net change in short-term borrowings	62,160	370	(88,454)
Exercise of stock options	1,487	950	2,255
Retirement of common stock	(210)	(13,747)	(218)
Excise tax on 2023 net common stock repurchases	(132)	-	-
Common stock dividends paid	(46,958)	(45,954)	(45,182)
Net Cash Used in Financing Activities	(446,070)	(809,404)	(320,265)
Net Change In Cash and Due from Banks	411,180	(103,922)	(837,849)
Cash and Due from Banks at Beginning of Period	190,314	294,236	1,132,085
Cash and Due from Banks at End of Period	$601,494	$190,314	$294,236
Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$5,070	$8,866	$3,533
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	6,524	6,217	6,037
Interest paid for the period	17,427	3,902	1,935
Income tax payments for the period	57,255	64,017	39,840

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

Management continues to actively evaluate the impacts of inflation, the Federal Reserve’s monetary policy and climate changes on the Company’s business. During 2023, the banking industry experienced significant volatility with several bank failures. Industrywide concerns developed related to liquidity, deposit outflows and unrealized losses on investment debt securities. These events could adversely affect the Company’s ability to effectively fund its operations. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects. The extent of the impact on the Company’s results of operations, cash flow, liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted.

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

Accounting Estimates. Certain accounting policies underlying the preparation of these financial statements require Management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in fair value of an asset not carried on the financial statements at fair value warrants an impairment writedown or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. The allowance for credit losses accounting is an area requiring the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available. A discussion of the factors affecting the accounting for the allowance for credit losses on loans is included in the following “Loans” and “Allowance for Credit Losses” sections. Carrying assets and liabilities at fair value inherently results in financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third party sources, when available. The “Securities” section discusses the factors that may affect the valuation of the Company’s securities including sensitivity to market changes. Although the estimates contemplate current conditions actual results can change.

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

Equity Securities. Equity securities consist of marketable equity securities and mutual funds which are recorded at fair value. Unrealized gains and losses are included in net income. There were no equity securities at December 31, 2024 and December 31, 2023.

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

Available for sale debt securities in unrealized loss positions are evaluated to determine whether all or some portion of the security’s unrealized loss is credit related, at least quarterly. When evaluating credit losses, the Company considers various factors such as the nature of the investment security, the credit ratings or financial condition of the issuer, expected cash flows of underlying collateral, the extent of the unrealized loss, the existence of any government or agency guarantees, and market conditions. For available for sale debt securities, a decline in fair value due to credit loss results in recording an allowance for credit losses to the extent the fair value is less than the amortized cost basis. Declines in fair value that have not been recorded through an allowance for credit losses, such as declines due to changes in market interest rates, are recorded through other comprehensive income, net of applicable taxes. Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally considered to not be related to credit when the fair value of the security is below the carrying value primarily due to changes in risk-free interest rates, there has not been significant deterioration in the financial condition of the issuer, and the Company does not intend to sell nor does it believe it will be required to sell the security before the recovery of its cost basis.

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

Allowance for Credit Losses. The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments, related risks and methods for measuring the allowance for credit losses. The Company extends loans to commercial and consumer customers primarily in Northern and Central California. These lending activities expose the Company to the risk borrowers will default, causing loan losses. The Company’s lending activities are exposed to various qualitative risks. All loan segments are exposed to risks inherent in the economy and market conditions. Significant risk characteristics related to the commercial loan segment include the borrowers’ business performance and financial condition, and the value of collateral for secured loans. Significant risk characteristics related to the commercial real estate segment include the borrowers’ business performance and the value of properties collateralizing the loans. Significant risk characteristics related to the construction loan segment include the borrowers’ performance in successfully developing the real estate into the intended purpose and the value of the property collateralizing the loans. Significant risk characteristics related to the residential real estate segment include the borrowers’ financial wherewithal to service the mortgages and the value of the property collateralizing the loans. Significant risk characteristics related to the consumer loan segment include the financial condition of the borrowers and the value of collateral securing the loans.

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

Liability for Off-Balance Sheet Credit Exposures. Off-balance sheet credit exposures relate to letters of credit and unfunded loan commitments for commercial, construction and consumer loans. The Company maintains a separate allowance for credit losses from off-balance-sheet credit exposures, which is included within other liabilities on the consolidated statements of financial condition. Increases or reductions to the Company’s allowance for credit losses from off-balance sheet credit exposures are recorded in other expenses. Management estimates the amount of expected losses by estimating expected usage exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the allowance for credit loss methodology to estimate the liability for credit losses related to unfunded commitments. The expected usage exposure is determined as the difference between the current utilization compared to the historical average utilization applied to the current commitment. The expected loss is calculated at the same rate as the corresponding on-balance sheet credit exposure. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.

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

Service Charges include fees received on deposit accounts under depository agreements with customers to provide access to deposited funds, serve as a custodian of funds, and when applicable, pay interest on deposits. Checking and savings accounts may contain fees for various services used on a day-to-day basis by customer. Fees are recognized as services are delivered to and consumed by the customer, or as fees are charged.

Merchant Processing Services revenue consists primarily of merchant discount and other transaction and account management fees charged to merchants for the electronic processing of card association network transactions, less interchange paid to card-issuing bank, card association assessments, and revenue sharing amounts. All of these are recognized at the time the merchant’s services are performed. Merchant processing revenue also includes revenues related to point-of-sale equipment recorded as sales when the equipment is shipped or as earned for equipment rentals.

Debit Card and ATM Processing fees includes interchange from debit and ATM cards through card association networks, annual fees and other transaction and account management fees. Interchange rates are generally set by the card associations and based on purchase volumes and other factors. The Company records interchange, transaction and account management fees as services are provided, except for annual fees which are recognized over applicable period.

Trust Fees are recognized over the period in which services are performed and are based on a percentage of the fair value of the assets under management or administration, fixed based on account type, or transaction-based fees.

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

Operating Segments. While the chief decision maker monitors the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Other. Securities and other property held by the Bank in a fiduciary or agency capacity are not included in the financial statements since such items are not assets of the Company or its subsidiaries.

Recently Adopted Accounting Standards

In the year ended December 31, 2023 and December 31, 2024, the Company adopted the following new accounting guidance:

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

FASB ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, was issued November 27, 2023. The ASU requires disclosure of certain significant segment expenses and other items, the title and position of the chief operating decision maker and information about how the reported measures of segment profit or loss are used in assessing segment performance. The ASU became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the ASU retrospectively to all prior periods presented in its annual report on Form 10-K for the year ended December 31, 2024. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

FASB ASU 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, was issued November 4, 2024. The amendments are intended to improve income statement expense disclosure requirement, primarily through enhanced disclosures about certain costs and expenses included in income statement expense captions. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the amendments on our financial statement disclosures upon adoption.

Note 2: Investment Securities

The Company uses its investment securities portfolio to manage interest rate risk, provide liquidity (including the ability to meet regulatory requirements), generate interest and dividend income, and as collateral for public deposits and wholesale funding sources. The Company’s investment securities portfolio includes debt securities classified as held to maturity and available for sale. While the company intends to hold its investment securities indefinitely, it may sell available for sale investment securities in response to structural changes in the balance sheet and related interest rate risk and to meet liquidity requirements, among other factors.

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $1 thousand at December 31, 2024 and December 31, 2023, follows. In accordance with GAAP, unrealized gains and losses on held to maturity securities have not been recognized in the Company’s financial statements.

	At December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential mortgage-backed securities ("MBS")	$229,050	$1	$(17,991)	$211,060
Agency commercial MBS	7,098	-	(132)	6,966
Securities of U.S. Government sponsored entities	311,201	1	(19,085)	292,117
U.S. Treasury Securities	4,945	10	-	4,955
Obligations of states and political subdivisions	63,878	9	(1,701)	62,186
Corporate securities	2,031,144	127	(195,334)	1,835,937
Collateralized loan obligations	987,155	642	(5,208)	982,589
Total debt securities available for sale	3,634,471	790	(239,451)	3,395,810
Debt securities held to maturity:
Agency residential MBS	57,927	23	(4,218)	53,732
Obligations of states and political subdivisions	51,261	12	(377)	50,896
Corporate securities	735,447	-	(32,237)	703,210
Total debt securities held to maturity	844,635	35	(36,832)	807,838
Total	$4,479,106	$825	$(276,283)	$4,203,648

[The remainder of this page intentionally left blank]

	At December 31, 2023
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$258,150	$6	$(18,702)	$239,454
Securities of U.S. Government sponsored entities	308,768	2	(13,851)	294,919
Obligations of states and political subdivisions	72,679	42	(1,438)	71,283
Corporate securities	2,129,103	480	(220,035)	1,909,548
Collateralized loan obligations	1,501,248	830	(17,481)	1,484,597
Total debt securities available for sale	4,269,948	1,360	(271,507)	3,999,801
Debt securities held to maturity:
Agency residential MBS	78,565	17	(5,270)	73,312
Obligations of states and political subdivisions	71,182	47	(335)	70,894
Corporate securities	728,650	84	(23,378)	705,356
Total debt securities held to maturity	878,397	148	(28,983)	849,562
Total	$5,148,345	$1,508	$(300,490)	$4,849,363

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At December 31, 2024
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$124,667	$124,448	$13,508	$13,468
Over 1 to 5 years	993,874	940,578	347,566	342,500
Over 5 to 10 years	1,292,627	1,130,169	425,634	398,138
Subtotal	2,411,168	2,195,195	786,708	754,106
Collateralized loan obligations	987,155	982,589	-	-
Agency residential MBS	229,050	211,060	57,927	53,732
Agency commercial MBS	7,098	6,966	-	-
Total	$3,634,471	$3,395,810	$844,635	$807,838

	At December 31, 2023
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$52,703	$52,357	$15,117	$15,095
Over 1 to 5 years	756,658	721,179	312,847	307,557
Over 5 to 10 years	1,701,189	1,502,214	471,868	453,598
Subtotal	2,510,550	2,275,750	799,832	776,250
Collateralized loan obligations	1,501,248	1,484,597	-	-
Agency residential MBS	258,150	239,454	78,565	73,312
Total	$4,269,948	$3,999,801	$878,397	$849,562

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

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At December 31, 2024
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	12	$18,030	$(471)	103	$192,963	$(17,520)	115	$210,993	$(17,991)
Agency commercial MBS	2	6,966	(132)	-	-	-	2	6,966	(132)
Securities of U.S. Government sponsored entities	3	12,085	(53)	19	275,467	(19,032)	22	287,552	(19,085)
Obligations of states and political subdivisions	2	2,764	(21)	40	51,759	(1,680)	42	54,523	(1,701)
Corporate securities	-	-	-	138	1,824,327	(195,334)	138	1,824,327	(195,334)
Collateralized loan obligations	3	26,825	(15)	32	309,249	(5,193)	35	336,074	(5,208)
Total	22	$66,670	$(692)	332	$2,653,765	$(238,759)	354	$2,720,435	$(239,451)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At December 31, 2024
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	-	$-	$-	80	$52,771	$(4,218)	80	$52,771	$(4,218)
Obligations of states and political subdivisions	24	15,822	(78)	26	25,814	(299)	50	41,636	(377)
Corporate securities	23	251,790	(4,230)	35	451,420	(28,007)	58	703,210	(32,237)
Total	47	$267,612	$(4,308)	141	$530,005	$(32,524)	188	$797,617	$(36,832)

Based upon the Company’s December 31, 2024 evaluation, the unrealized losses on debt securities were caused by market conditions for these types of securities. Market interest rates are currently higher than the book yield of the securities, causing declines in bond values generally. The Company continually monitors interest rate changes, risk premium spread changes, credit rating changes for issuers of bonds owned, collateralized loan obligations’ collateral levels, and corporate bond issuers’ common stock price changes. All collateralized loan obligations, obligations of states and political subdivisions, and corporate securities were investment grade rated at December 31, 2024.

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

As of December 31, 2024 and December 31, 2023, the Company’s debt securities pledged had a carrying amount of $2,049,954 thousand and $2,034,706 thousand, respectively, primarily to secure public deposits, Federal Reserve Bank borrowings and securities sold under repurchase agreements.

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

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

	For the Year Ended December 31,
	2024	2023	2022
	(In thousands)
Allowance for credit losses:
Beginning balance	$1	$1	$7
Reversal of provision for credit losses	-	-	(6)
Chargeoffs	-	-	-
Recoveries	-	-	-
Total ending balance	$1	$1	$1

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At December 31, 2024, no credit loss allowance was assigned to corporate securities held to maturity.

The following table summarizes the amortized cost of debt securities held to maturity at December 31, 2024, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At December 31, 2024
	AAA/AA/A	BBB+/BBB	Not Rated	Total
	(In thousands)
Agency residential MBS	$57,455	$-	$472	$57,927
Obligations of states and political subdivisions	51,261	-	-	51,261
Corporate securities	553,626	181,821	-	735,447
Total	$662,342	$181,821	$472	$844,635

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of December 31, 2024.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands)

Taxable	$199,355	$221,742	$158,465
Tax-exempt from regular federal income tax	3,708	4,484	5,819
Total interest income from investment securities	$203,063	$226,226	$164,284

Note 3: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated:

	At December 31,	At December 31,
	2024	2023
	(In thousands)

Commercial	$127,276	$136,550
Commercial real estate	507,900	487,523
Construction	5,064	5,063
Residential real estate	8,274	9,935
Consumer installment & other	171,786	227,531
Total	$820,300	$866,602

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Year Ended December 31, 2024
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,216	$5,925	$245	$26	$6,455	$16,867
Provision (reversal)	140	(95)	2	(4)	257	300
Chargeoffs	(283)	-	-	-	(6,391)	(6,674)
Recoveries	124	204	-	-	3,959	4,287
Total allowance for credit losses	$4,197	$6,034	$247	$22	$4,280	$14,780

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2024
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$122,958	$489,522	$-	$7,984	$169,251	$789,715
Substandard	4,318	18,378	5,064	290	1,817	29,867
Doubtful	-	-	-	-	192	192
Loss	-	-	-	-	526	526
Total	$127,276	$507,900	$5,064	$8,274	$171,786	$820,300

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2023
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$130,001	$475,870	$5,063	$9,606	$225,089	$845,629
Substandard	6,549	11,653	-	329	377	18,908
Doubtful	-	-	-	-	1,479	1,479
Loss	-	-	-	-	586	586
Total	$136,550	$487,523	$5,063	$9,935	$227,531	$866,602

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2024
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$126,538	$700	$28	$-	$10	$127,276
Commercial real estate	506,588	1,121	-	-	191	507,900
Construction	5,064	-	-	-	-	5,064
Residential real estate	8,274	-	-	-	-	8,274
Consumer installment and other	166,875	3,493	884	534	-	171,786
Total	$813,339	$5,314	$912	$534	$201	$820,300

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2023
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$136,421	$58	$-	$-	$71	$136,550
Commercial real estate	485,476	951	766	-	330	487,523
Construction	5,063	-	-	-	-	5,063
Residential real estate	9,933	-	-	-	2	9,935
Consumer installment and other	220,357	5,544	1,242	388	-	227,531
Total	$857,250	$6,553	$2,008	$388	$403	$866,602

There was no allowance for credit losses allocated to loans on nonaccrual status as of December 31, 2024 or December 31, 2023.

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2024 or December 31, 2023.

There were no loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2024 and December 31, 2023.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral dependent are reassessed quarterly. Loans that were considered collateral dependent at December 31, 2024 included the following: nine commercial real estate loans totaling $17.6 million secured by real property and $503 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2024. Loans that were considered collateral dependent at December 31, 2023 included the following: nine commercial real estate loans totaling $10.9 million secured by real property and $377 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2023.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$18,752	$8,542	$18,539	$12,388	$14,776	$19,399	$92,396	$30,562	$122,958
Substandard	266	-	2,835	-	-	-	3,101	1,217	4,318
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$19,018	$8,542	$21,374	$12,388	$14,776	$19,399	$95,497	$31,779	$127,276

Current gross chargeoffs on commercial loans:
For the year ended December 31, 2024
	$59	$-	$-	$-	$-	$-	$59	$224	$283

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$20,554	$4,471	$12,601	$31,770	$22,146	$13,112	$104,654	$25,347	$130,001
Substandard	12	2,492	-	2,835	-	-	5,339	1,210	6,549
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$20,566	$6,963	$12,601	$34,605	$22,146	$13,112	$109,993	$26,557	$136,550

Current gross chargeoffs on commercial loans:
For the year ended December 31, 2023
	$-	$-	$3	$135	$-	$-	$138	$272	$410

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$197,160	$65,384	$63,697	$49,117	$43,091	$71,073	$489,522	$-	$489,522
Substandard	17,409	969	-	-	-	-	18,378	-	18,378
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$214,569	$66,353	$63,697	$49,117	$43,091	$71,073	$507,900	$-	$507,900

Current gross chargeoffs on commercial real estate loans:
For the year ended December 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$172,925	$68,156	$69,324	$68,891	$50,899	$45,675	$475,870	$-	$475,870
Substandard	10,056	811	786	-	-	-	11,653	-	11,653
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$182,981	$68,967	$70,110	$68,891	$50,899	$45,675	$487,523	$-	$487,523

Current gross chargeoffs on commercial real estate loans:
For the year ended December 31, 2023
	$45	$-	$-	$-	$-	$-	$45	$-	$45

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$7,984	$-	$-	$-	$-	$-	$7,984	$-	$7,984
Substandard	290	-	-	-	-	-	290	-	290
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$8,274	$-	$-	$-	$-	$-	$8,274	$-	$8,274

Current gross chargeoffs on residential real estate loans:
For the year ended December 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$9,606	$-	$-	$-	$-	$-	$9,606	$-	$9,606
Substandard	329	-	-	-	-	-	329	-	329
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$9,935	$-	$-	$-	$-	$-	$9,935	$-	$9,935

Current gross chargeoffs on residential real estate loans:
For the year ended December 31, 2023
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$-	$-
Substandard	-	-	-	-	-	-	-	5,064	5,064
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$5,064	$5,064

Current gross chargeoffs on construction loans:
For the year ended December 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$5,063	$5,063
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$5,063	$5,063

Current gross chargeoffs on construction loans:
For the year ended December 31, 2023
	$-	$-	$-	$-	$-	$-	$-	$-	$-

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$6,068	$12,464	$32,608	$48,694	$26,805	$24,522	$151,161	$15,714	$166,875
30-59 days past due	173	201	949	1,392	385	263	3,363	130	3,493
60-89 days past due	33	36	184	256	91	120	720	164	884
Past due 90 days or more	-	38	129	200	149	-	516	18	534
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$6,274	$12,739	$33,870	$50,542	$27,430	$24,905	$155,760	$16,026	$171,786

Current gross chargeoffs on consumer installment and other loans:
For the year ended December 31, 2024
	$246	$388	$2,376	$1,843	$913	$162	$5,928	$463	$6,391

	At December 31, 2023
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2019	2020	2021	2022	2023	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$6,545	$12,144	$22,700	$51,055	$71,388	$38,699	$202,531	$17,826	$220,357
30-59 days past due	160	277	600	2,345	1,733	332	5,447	97	5,544
60-89 days past due	31	51	153	410	430	122	1,197	45	1,242
Past due 90 days or more	-	8	88	143	138	-	377	11	388
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$6,736	$12,480	$23,541	$53,953	$73,689	$39,153	$209,552	$17,979	$227,531

Current gross chargeoffs on consumer installment and other loans:
For the year ended December 31, 2023
	$246	$161	$843	$2,329	$3,191	$453	$7,223	$276	$7,499

There were no loans held for sale at December 31, 2024 and December 31, 2023.

The Company held no other real estate owned (OREO) at December 31, 2024 and December 31, 2023. At December 31, 2024 and December 31, 2023, there were no consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process.

Note 4: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person at any one time shall not exceed the following limitations: (a) unsecured credits shall not exceed 15 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures, or (b) secured and unsecured credits in all shall not exceed 25 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures. At December 31, 2024, the Bank did not have credit extended to any one entity exceeding these limits. At December 31, 2024, the Bank had 25 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments related to real estate loans of $26,292 thousand and $30,888 thousand at December 31, 2024 and December 31, 2023, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At December 31, 2024, the Bank held corporate bonds in 106 issuing entities that exceeded $5 million for each issuer.

Note 5: Premises, Equipment, Other Assets and Other Liabilities

Premises and equipment consisted of the following:

	At December 31,
	Cost	Accumulated Depreciation and Amortization	Net Book Value
	(In thousands)
2024
Land	$11,453	$-	$11,453
Building and improvements	43,642	(32,832)	10,810
Leasehold improvements	7,777	(6,910)	867
Furniture and equipment	27,588	(24,585)	3,003
Total	$90,460	$(64,327)	$26,133
2023
Land	$11,453	$-	$11,453
Building and improvements	43,185	(31,742)	11,443
Leasehold improvements	7,622	(6,550)	1,072
Furniture and equipment	26,586	(23,538)	3,048
Total	$88,846	$(61,830)	$27,016

Depreciation and amortization of premises and equipment included in noninterest expense amounted to $2,627 thousand in 2024, $2,942 thousand in 2023, and $2,899 thousand in 2022.

Other assets consisted of the following:

	At December 31,	At December 31,
	2024	2023
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	68,578	66,611
Net deferred tax asset	88,606	99,507
Right-of-use asset	17,985	18,814
Limited partnership investments	28,551	28,667
Interest receivable	44,606	54,568
Prepaid assets	5,697	5,200
Other assets	12,635	9,716
Total other assets	$280,885	$297,310

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

The Company owns 211 thousand shares of Visa Inc. (“Visa”) Class B-1 common stock, which have transfer restrictions; the carrying value is $-0- thousand. Following the resolution of certain litigation involving Visa, shares of Visa’s Class B-1 stock will convert to shares of Visa Class A common stock based on a conversion factor (1.5653 as of December 31, 2024), which is periodically adjusted to reflect Visa’s ongoing litigation costs. Given the transfer restrictions and continuing uncertainty regarding the likelihood, ultimate timing and eventual conversion of Visa Class B-1 common stock for shares of Visa Class A common stock or other marketable classes of Visa common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. Visa Class A common stock trades on the New York Stock Exchange and had a closing price of $316.04 per share on December 31, 2024, the last trading day for the fourth quarter 2024. The ultimate value of the Company’s Visa Class B-1 shares is subject to the extent of Visa’s future litigation escrow fundings, the resulting conversion rate to Visa Class A common stock, and current and future transfer restrictions on the Visa Class B-1 common stock. Effective January 24, 2024, all outstanding shares of Visa Class B common stock, including 211 thousand Visa Class B shares then held by the Company, were redenominated as Visa Class B-1 common stock. During the quarter ended June 30, 2024, Visa conducted an exchange offer under which Visa Class B-1 stockholders could elect to exchange a portion of their Visa Class B-1 shares for a combination of Visa Class C common stock, which is convertible into publicly traded Visa Class A common stock, and Visa Class B-2 common stock, which remains restricted. The Company did not exchange any Visa Class B-1 shares in the exchange offer, which expired on May 3, 2024. At December 31, 2024, the Company did not record an adjustment to the carrying value of the Visa Class B-1 shares.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At December 31, 2024, these investments totaled $28,551 thousand and $11,368 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2023, these investments totaled $28,667 thousand and $15,561 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2024, the $11,368 thousand of outstanding equity capital commitments are expected to be paid as follows: $6,594 thousand in 2025, $2,975 thousand in 2026, $1,142 thousand in 2027, $42 thousand in 2028, $392 thousand in 2029 and or $223 thousand in 2029 and thereafter.

The amounts recognized in net income for these investments include:

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands)
Investment loss included in pre-tax income	$5,185	$5,754	$5,724
Tax credits recognized in provision for income taxes	3,425	3,435	3,250

Other liabilities consisted of the following:

	At December 31,	At December 31,
	2024	2023
	(In thousands)
Operating lease liability	$17,985	$18,814
Other liabilities	36,160	40,455
Total other liabilities	$54,145	$59,269

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of December 31, 2024.

As of December 31, 2024, the Company’s lease liability and right-of-use asset were $17,985 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.8 years and 3.36%, respectively, at December 31, 2024. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of December 31, 2024.

Total lease costs were $6,688 thousand, $6,604 thousand and $6,575 thousand during the year ended December 31, 2024, 2023 and 2022, respectively, and were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the year ended December 31, 2024, 2023 and 2022.

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At December 31,
2024
(In thousands)
2025	$6,193
2026	4,564
2027	3,693
2028	2,964
2029	1,339
Thereafter	506
Total minimum lease payments	19,259
Less: discount	(1,274)
Present value of lease liability	$17,985

See Note 10 to the consolidated financial statements for additional information related to the net deferred tax asset.

Note 6: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the year ended December 31, 2024 and December 31, 2023, as no triggering events occurred during such periods. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the year ended December 31, 2024 and December 31, 2023, no such adjustments were recorded.

The carrying values of goodwill were:

	At December 31, 2024	At December 31, 2023
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization were:

	At December 31, 2024		At December 31, 2023
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(56,683)	$56,808	$(56,461)

As of December 31, 2024, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the year ended December 31, 2024 (actual)	$222
2025	125

Note 7: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At December 31,	At December 31,
	2024	2023
	(In thousands)
Noninterest-bearing	$2,333,389	$2,605,844
Interest-bearing:
Transaction	953,863	1,072,233
Savings	1,642,360	1,699,388
Time deposits less than $100 thousand	47,585	56,100
Time deposits $100 thousand through $250 thousand	25,368	31,107
Time deposits more than $250 thousand	9,285	9,595
Total deposits	$5,011,850	$5,474,267

Demand deposit overdrafts of $591 thousand and $620 thousand were included as loan balances at December 31, 2024 and December 31, 2023, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $96 thousand in 2024, $116 thousand in 2023, and $156 thousand in 2022.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At December 31,	At December 31,
	2024	2023
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$21,284	$25,669
Corporate securities	412,921	233,947
Total collateral carrying value	$434,205	$259,616
Total short-term borrowed funds	$120,322	$58,162

The following table provides additional detail regarding short-term borrowed funds.

	For the Years Ended December 31,
	2024	2023
	Highest Balance at Any Month-end
	(In thousands)
Bank Term Funding Program borrowings	$200,000	$-
Securities sold under repurchase agreements	132,487	138,005

At December 31, 2024, the Company had access to borrowing from the Federal Reserve up to $766,606 thousand based on the collateral pledged at December 31, 2024. The Company had a $60,000 thousand line of credit with a correspondent bank at December 31, 2024. The Company repaid Federal Reserve Bank Term Funding Program borrowings in the amount of $200,000 thousand during the third quarter 2024. There were no borrowings from the Federal Reserve Bank or other correspondent banks at December 31, 2024. At December 31, 2024, the Company’s estimated unpledged collateral qualifying debt securities totaled $1,597,486 thousand.

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

The following table summarizes information about stock options granted under the Plans as of December 31, 2024. The intrinsic value is calculated as the difference between the volume weighted average price as of December 31, 2024 and the exercise price of the shares. The market value as of December 31, 2024, the last day of stock market trading for the fourth quarter 2024, was $52.46 as reported by the NASDAQ Global Select Market:

	Options Outstanding				Options Exercisable
	At December 31, 2024			For the Year Ended December 31, 2024	At December 31, 2024			For the Year Ended December 31, 2024
Range of Exercise Price	Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(In thousands)		(Years)		(In thousands)		(Years)
$45 - 50	222	$967	9.1	$50	-	$-	-	$-
50 - 55	-	-	-	-	-	-	-	-
55 - 60	496	-	6.6	57	326	-	6.0	57
60 - 65	209	-	3.6	62	209	-	3.6	62
65 - 70	121	-	5.1	66	121	-	5.1	66
$45 - 70	1,048	$967	6.4	58	656	$-	5.1	61

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the year ended December 31, 2024, 2023 and 2022, the Company granted 238 thousand, 225 thousand, and 229 thousand stock options, respectively. The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

	For the Years Ended December 31,
	2024	2023	2022
Expected volatility (1)	22%	20%	19%
Expected life in years (2)	4.2	4.7	4.6
Risk-free interest rate (3)	4.13%	3.60%	1.73%
Expected dividend yield	3.34%	3.66%	3.02%
Fair value per award	$8.52	$8.50	$7.90

(1)

Measured using daily price changes of the Company’s common stock over respective expected term of the option and the implied volatility derived from the market prices of the Company’s stock and traded options.

(2)	The number of years that the Company estimates that the options will be outstanding prior to exercise.
(3)	The risk-free rate over the expected life based on the US Treasury yield curve in effect at the time of the grant.

Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options at December 31, 2024 is 589 thousand.

A summary of option activity during the year ended December 31, 2024 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(In thousands)		(Years)
Outstanding at January 1, 2024	973	$59.50
Granted	238	49.70
Exercised	(29)	51.05
Forfeited or expired	(134)	58.75
Outstanding at December 31, 2024	1,048	57.60	6.4
Exercisable at December 31, 2024	656	60.85	5.1

A summary of the Company’s nonvested option activity during the year ended December 31, 2024 is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at January 1, 2024	359	$8.18
Granted	238	8.52
Vested	(169)	8.03
Forfeited	(36)	8.40
Nonvested at December 31, 2024	392	$8.43

The estimated grant date fair value for options granted under the Company’s stock option plan during the twelve months ended December 31, 2024, 2023 and 2022 was $8.52, $8.50 and $7.90 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2024 is $1,767 thousand and the weighted average period over which the cost is expected to be recognized is 1.6 years.

The total intrinsic value of options exercised during the year ended December 31, 2024, 2023 and 2022 was $133 thousand, $113 thousand and $165 thousand, respectively. The total fair value of Restricted Performance Shares (“RPSs”) that vested during the year ended December 31, 2024, 2023 and 2022 was $505 thousand, $508 thousand and $492 thousand, respectively. The total fair value of options vested during the year ended December 31, 2024, 2023 and 2022 was $1,358 thousand, $1,309 thousand and $1,464 thousand, respectively. During the year ended December 31, 2024, 29 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction less than the related share based compensation expense by $72 thousand. During the year ended December 31, 2023, 22 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction less than the related share based compensation expense by $16 thousand. During the year ended December 31, 2022, 40 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction less than the related share based compensation expense by $143 thousand.

A summary of the status of the Company’s restricted performance shares as of December 31, 2024 and 2023 and changes during the years ended on those dates, follows:

	2024	2023
	(In thousands)
Outstanding at January 1,	32	31
Granted	14	12
Issued upon vesting	(11)	(9)
Forfeited	(1)	(2)
Outstanding at December 31,	34	32

As of December 31, 2024 and 2023, the restricted performance shares had a weighted-average contractual life of 1.2 years, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $600 thousand, $250 thousand and $525 thousand for the year ended December 31, 2024, 2023 and 2022, respectively. There were no stock appreciation rights or incentive stock options granted in the year ended December 31, 2024, 2023 and 2022.

The Company may repurchase shares of its common stock in the open market from time to time to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans. The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. The repurchase plan approved July 28, 2022 expired September 1, 2023. There is no replacement plan in place currently.

The Company’s articles of incorporation authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2024, no shares of Class B Common Stock or Preferred Stock were outstanding.

Note 9: Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) require the Company to maintain a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios to avoid restrictions on dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2024 and December 31, 2023, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these classifications are not used to represent overall financial condition. If a bank is classified as adequately capitalized, regulatory approval is required to accept brokered deposits. If classified as undercapitalized, a bank may not accept brokered deposits, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2024 and 2023, the Bank met the capital requirements necessary to be well capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that would change the institution’s category since December 31, 2024.

The capital ratios for the Company and the Bank as of the dates indicated are presented in the table below. For Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital, the required percentages for capital adequacy purposes include the 2.5% capital conservation buffer.

	At December 31, 2024		Required for Capital Adequacy Purposes		To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$936,718	22.46%	$291,987	7.00%	N/A	N/A
Bank	632,147	15.33%	288,710	7.00%	$268,088	6.50%
Tier 1 Capital
Company	936,718	22.46%	354,555	8.50%	N/A	N/A
Bank	632,147	15.33%	350,576	8.50%	329,954	8.00%
Total Capital
Company	951,700	22.82%	437,980	10.50%	N/A	N/A
Bank	653,129	15.84%	433,065	10.50%	412,443	10.00%
Leverage Ratio (1)
Company	936,718	15.30%	244,898	4.00%	N/A	N/A
Bank	632,147	10.41%	242,987	4.00%	303,734	5.00%

(1)	The leverage ratio consists of Tier 1capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

	At December 31, 2023		Required for Capital Adequacy Purposes		To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$841,611	18.76%	$313,959	7.00%	N/A	N/A
Bank	641,252	14.46%	310,362	7.00%	$288,193	6.50%
Tier 1 Capital
Company	841,611	18.76%	381,236	8.50%	N/A	N/A
Bank	641,252	14.46%	376,868	8.50%	354,700	8.00%
Total Capital
Company	858,680	19.15%	470,939	10.50%	N/A	N/A
Bank	664,321	14.98%	465,543	10.50%	443,375	10.00%
Leverage Ratio (1)
Company	841,611	12.86%	261,739	4.00%	N/A	N/A
Bank	641,252	9.88%	259,617	4.00%	324,521	5.00%

(1)	The leverage ratio consists of Tier 1capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

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

The components of the net deferred tax asset is as follows:

	At December 31,
	2024	2023
	(In thousands)
Deferred tax asset
Allowance for credit losses	$4,309	$4,853
Securities available for sale	70,557	79,865
State franchise taxes	4,128	4,816
Deferred compensation	3,597	3,828
Purchased assets and assumed liabilities	259	321
Post-retirement benefits	337	367
Employee benefit accruals	3,345	3,454
VISA Class B shares	-	343
Accrued liabilities	973	1,172
Premises and equipment	1,201	1,175
Lease liability	5,244	5,413
Limited partnership investments	313	-
Other	72	69
Total deferred tax asset	94,335	105,676
Deferred tax liability
Right-of-use asset	5,244	5,413
Intangible assets	457	451
VISA Class B shares	28	-
Limited partnership investments	-	305
Total deferred tax liability	5,729	6,169
Net deferred tax asset	$88,606	$99,507

Based on Management’s judgment, a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income. Net deferred tax assets are included with other assets in the consolidated balance sheets.

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands)
Current income tax expense:
Federal	$29,297	$38,075	$26,785
State	19,533	23,731	16,075
Total current	48,830	61,806	42,860
Deferred income tax expense (benefit):
Federal	1,467	(1,197)	(1,349)
State	126	(798)	2,046
Total deferred	1,593	(1,995)	697
Provision for income taxes	$50,423	$59,811	$43,557

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes, as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands)
Federal income taxes due at statutory rate	$39,702	$46,532	$34,774
(Reductions) additions in income taxes resulting from:
Interest on state and municipal securities and loans not taxable for federal income tax purposes	(1,001)	(1,188)	(1,484)
State franchise taxes, net of federal income tax benefit	15,531	18,117	14,315
Stock compensation deduction less than book expense	15	3	30
Tax credits	(3,425)	(2,943)	(3,439)
Dividend received deduction	(75)	(66)	(56)
Cash value life insurance	(636)	(597)	(421)
Other	312	(47)	(162)
Provision for income taxes	$50,423	$59,811	$43,557

At December 31, 2024 and December 31, 2023, the Company had no uncertain tax positions related to previous years’ tax returns which were under examination.

The Company classifies interest and penalties as a component of the provision for income taxes. For tax years 2024 and 2023, no interest or penalties were recognized as a component of the provision for income taxes. At December 31, 2024, the tax years ended December 31, 2023, 2022 and 2021 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2023, 2022, 2021 and 2020 remain subject to examination by the California Franchise Tax Board.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At December 31, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$211,060	$-	$211,060	$-
Agency commercial MBS	6,966		6,966
Securities of U.S. Government sponsored entities	292,117	-	292,117	-
U.S. Treasury securities	4,955	4,955	-	-
Obligations of states and political subdivisions	62,186	-	62,186	-
Corporate securities	1,835,937	-	1,835,937	-
Collateralized loan obligations	982,589	-	982,589	-
Total debt securities available for sale	$3,395,810	$4,955	$3,390,855	$-

(1)	There were no transfers into or out of level 3 during the year ended December 31, 2024.

	At December 31, 2023
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$239,454	$-	$239,454	$-
Securities of U.S. Government sponsored entities	294,919	-	294,919	-
Obligations of states and political subdivisions	71,283	-	71,283	-
Corporate securities	1,909,548	-	1,909,548	-
Collateralized loan obligations	1,484,597	-	1,484,597	-
Total debt securities available for sale	$3,999,801	$-	$3,999,801	$-

(1)	There were no transfers into or out of level 3 during the year ended December 31, 2023.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at December 31, 2024 and December 31, 2023, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

For the Twelve
Months Ended
	At December 31, 2024				December 31, 2024
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
(In thousands)
Loans:
Commercial real estate	$-	$-	$-	$-	$-
Total assets measured at fair value on a nonrecurring basis	$-	$-	$-	$-	$-

					For the
					Year Ended
	At December 31, 2023				December 31, 2023
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial real estate	$110	$-	$-	$110	$-
Total assets measured at fair value on a nonrecurring basis	$110	$-	$-	$110	$-

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

	At December 31, 2024
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$601,494	$601,494	$601,494	$-	$-
Debt securities held to maturity	844,634	807,838	-	807,838	-
Loans	805,520	795,849	-	-	795,849

Financial Liabilities:
Deposits	$5,011,850	$5,007,644	$-	$4,929,612	$78,032
Securities sold under repurchase agreements	120,322	120,322	-	120,322

	At December 31, 2023
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$190,314	$190,314	$190,314	$-	$-
Debt securities held to maturity	878,396	849,562	-	849,562	-
Loans	849,735	847,031	-	-	847,031

Financial Liabilities:
Deposits	$5,474,267	$5,474,012	$-	$5,377,465	$96,547
Securities sold under repurchase agreements	58,162	58,162	-	58,162	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 12: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not unconditionally cancellable by the Company aggregated $26,292 thousand at December 31, 2024 and $29,958 thousand at December 31, 2023. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $171,672 thousand at December 31, 2024 and $206,028 thousand at December 31, 2023. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $1,926 thousand at December 31, 2024 and $2,044 thousand at December 31, 2023. Commitments for commercial and similar letters of credit totaled $-0- thousand at December 31, 2024 and $95 thousand at December 31, 2023. The Company had $1,000 thousand in outstanding full recourse guarantees to a third party credit card company at December 31, 2024 and $1,000 thousand at December 31, 2023. At December 31, 2024, the Company had a reserve for unfunded commitments of $201 thousand for the above-mentioned loan commitments of $26,292 thousand that are not unconditionally cancellable by the Company. The Company’s reserve for unfunded commitments was $201 thousand at December 31, 2023. The reserve for unfunded commitments is included in other liabilities.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount can be reasonably estimated.

Note 13: Retirement Benefit Plans

The Company sponsors a qualified defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to noninterest expense related to discretionary Company contributions to the Deferred Profit-Sharing Plan were $1,427 thousand in 2024, $1,090 thousand in 2023, and $1,030 thousand in 2022.

The Company also sponsors a qualified defined contribution Tax Deferred Savings/Retirement Plan (ESOP) covering salaried employees who become eligible to participate upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax or after-tax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests primarily in Westamerica Bancorporation common stock. The Company funds contributions to match participating employees’ contributions, subject to certain limits. The matching contributions charged to compensation expense were $939 thousand in 2024, $873 thousand in 2023, and $921 thousand in 2022.

The Company offers a continuation of group insurance coverage to eligible employees electing early retirement, for the period from the date of retirement until age 65. For eligible employees the Company pays a portion of these early retirees’ group insurance premiums. The Company also reimburses a portion of Medicare Part B premiums for all qualifying retirees over age 65 and, if eligible, their spouses. Eligibility for post-retirement medical benefits is based on age and years of service, and restricted to employees hired prior to February 1, 2006 who elect early retirement prior to January 1, 2025. The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. The Company used a December 31 measurement date for determining post-retirement medical benefit calculations.

The following tables set forth the net periodic post-retirement benefit cost and the change in the benefit obligation for the year ended December 31 and the funded status of the post-retirement benefit plan as of December 31:

Net Periodic Benefit Cost

	At December 31,
	2024	2023	2022
	(In thousands)
Service benefit	$(49)	$(56)	$(19)
Interest cost	61	70	38
Net periodic cost	$12	$14	$19

Obligation and Funded Status

	At December 31,
	2024	2023	2022
Change in benefit obligation	(In thousands)
Benefit obligation at beginning of year	$1,276	$1,401	$1,527
Service benefit	(49)	(56)	(19)
Interest cost	61	70	38
Benefits paid	(134)	(139)	(145)
Benefit obligation at end of year	$1,154	$1,276	$1,401
Accumulated post-retirement benefit obligation attributable to:
Retirees	$1,154	$1,276	$1,401
Other	-	-	-
Total	$1,154	$1,276	$1,401
Fair value of plan assets	-	-	-
Accumulated post-retirement benefit obligation in excess of plan assets	$1,154	$1,276	$1,401

[The remainder of this page intentionally left blank]

Additional Information

Assumptions

	At December 31,
	2024	2023	2022

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.34%	4.75%	5.01%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	4.75%	5.01%	2.46%

The above discount rate is based on the expected return of a portfolio of Corporate Aa debt, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits. Post-retirement medical benefits are currently fixed amounts without provision for future increases; as a result, the assumed annual average rate of inflation used to measure the expected cost of benefits covered by this program is zero percent for 2025 and beyond.

Estimated future benefit payments
(In thousands)
2025	$132
2026	132
2027	132
2028	124
2029	118
Years 2030-2034	424

Note 14: Related Party Transactions

Certain of the Directors, executive officers and their associates have had banking transactions with subsidiaries of the Company in the ordinary course of business. The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2024 and 2023:

	2024	2023
	($ in thousands)

Balance at January 1,	$349	$400
Originations	-	-
Principal reductions	(122)	(51)
Balance at December 31,	$227	$349
Percent of total loans outstanding.	0.03%	0.04%

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

[The remainder of this page intentionally left blank]

Note 16: Other Comprehensive Income (loss)

The components of other comprehensive income (loss) and other related tax effects were:

	2024
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Changes in net unrealized losses arising during the year	$31,486	$(9,308)	$22,178
Other comprehensive income	$31,486	$(9,308)	$22,178

	2023
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Changes in net unrealized losses arising during the year	$93,326	$(27,591)	$65,735
Reclassification of losses included in net income	125	(37)	88
Other comprehensive income	$93,451	$(27,628)	$65,823

	2022
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Changes in net unrealized losses/gains arising during the year	$(434,107)	$128,338	$(305,769)
Other comprehensive loss	$(434,107)	$128,338	$(305,769)

Accumulated other comprehensive income (loss) balances were:

Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance, December 31, 2021	$49,664
Changes in unrealized losses/gains on debt securities available for sale, net of tax	(305,769)
Balance, December 31, 2022	(256,105)
Changes in unrealized losses on debt securities available for sale, net of tax	65,823
Balance, December 31, 2023	(190,282)
Changes in unrealized losses on debt securities available for sale, net of tax	22,178
Balance, December 31, 2024	$(168,104)

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

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands, except per share data)
Net income (numerator)	$138,636	$161,768	$122,034
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,685	26,703	26,895
Basic earnings per common share	$5.20	$6.06	$4.54
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,685	26,703	26,895
Add common stock equivalents for options	1	3	12
Weighted average number of common shares outstanding - diluted (denominator)	26,686	26,706	26,907
Diluted earnings per common share	$5.20	$6.06	$4.54

For the years ended December 31, 2024, 2023 and 2022, options to purchase 1,065 thousand, 983 thousand and 787 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

Note 18: Operating Segments

The Company’s reportable segment is determined by the Chief Financial Officer, who is the designated chief decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations.  Loans, investments, and deposits provide revenues in the banking operation.  Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operations.  While the chief decision-maker monitors the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis as reflected in the consolidated financial statements contained in the this report.  The consolidated net income is used to benchmark the Company against its competitors.  The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation.

Note 19: Westamerica Bancorporation (Parent Company Only Condensed Financial Information)

Statements of Income and Comprehensive Income

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands)
Dividends from subsidiaries	$145,082	$110,769	$70,267
Interest income	112	57	49
Other income	13,107	11,935	11,386
Total income	158,301	122,761	81,702
Salaries and benefits	6,322	5,710	5,832
Other expense	2,571	2,315	2,609
Total expense	8,893	8,025	8,441
Income before taxes and equity in undistributed income of subsidiaries	149,408	114,736	73,261
Income tax expense	1,444	(1,179)	(881)
Earnings of subsidiaries greater than subsidiary dividends	(9,328)	48,211	49,654
Net income	138,636	161,768	122,034
Other comprehensive income (loss), net of tax	22,178	65,823	(305,769)
Comprehensive income (loss)	$160,814	$227,591	$(183,735)

Balance Sheets

	At December 31,
	2024	2023
	(In thousands)
Assets
Cash	$263,110	$154,999
Investment in Westamerica Bank	591,386	578,535
Investment in non-bank subsidiaries	450	451
Premises and equipment, net	8,806	9,123
Accounts receivable from Westamerica Bank	312	341
Other assets	43,185	45,694
Total assets	$907,249	$789,143
Liabilities
Accounts payable to Westamerica Bank	$28	$71
Other liabilities	17,264	16,178
Total liabilities	17,292	16,249
Shareholders' equity	889,957	772,894
Total liabilities and shareholders' equity	$907,249	$789,143

Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023	2022
	(In thousands)
Operating Activities
Net income	$138,636	$161,768	$122,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	559	539	563
(Increase) decrease in accounts receivable from affiliates	(574)	1,224	(771)
Increase in other assets	(316)	(2,048)	(1,639)
Stock option compensation expense	1,483	1,356	1,309
Provision for deferred income tax	1,444	1,179	881
Decrease in other liabilities	(415)	(1,326)	(38)
Net gain on sale of other assets	(1,367)	-	-
Earnings of subsidiaries greater than subsidiary dividends	9,328	(48,211)	(49,654)
Net Cash Provided by Operating Activities	148,778	114,481	72,685
Investing Activities
Purchases of equipment	(232)	(209)	(5)
Proceeds from sale of other assets	5,378	-	-
Net Cash Provided by (Used by) Investing Activities	5,146	(209)	(5)
Financing Activities
Exercise of stock options	1,487	950	2,255
Retirement of common stock	(210)	(13,747)	(218)
Excise tax on 2023 net common stock repurchases	(132)	-	-
Common stock dividends paid	(46,958)	(45,954)	(45,182)
Net Cash Used in Financing Activities	(45,813)	(58,751)	(43,145)
Net change in cash and due from banks	108,111	55,521	29,535
Cash and due from banks at beginning of period	154,999	99,478	69,943
Cash and due from banks at end of period	$263,110	$154,999	$99,478
Supplemental Cash Flow Disclosures:
Supplemental disclosure of cash flow activities:
Income tax payments for the period	$57,255	$64,017	39,840

[The remainder of this page intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Westamerica Bancorporation

San Rafael, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans – Reasonable and Supportable Forecasts - Refer to Notes 1 and 3 to the financial statements

The allowance for credit losses on loans is an accounting estimate of expected credit losses over the estimated life of loans. ASC 326, Financial Instruments – Credit Losses, requires a financial asset (or a group of financial assets), including the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. The allowance for credit losses on loans as of December 31, 2024 was $14,780,000.

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

February 28, 2025

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2024.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 50 and 88, respectively.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K of the Securities Act of 1933) that is applicable to its senior financial officers including its chief executive officer, chief financial officer, and principal accounting officer.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

[The remainder of this page intentionally left blank]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2024:

	At December 31, 2024
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(In thousands, except exercise price)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,048	$58	589
Equity compensation plans not approved by security holders	-	N/A	-
Total	1,048	$58	589

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2025 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

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

3(b)	By-laws, as amended (composite copy), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on April 28, 2023.
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

10(k)*

Form of Restricted Performance Share Deferral Election pursuant to the Westamerica Bancorporation Deferral Plan incorporated by reference to Exhibit 10(k) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 10, 2006.

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

19	Insider Trading and Company Stock Hedging Policy
21	Subsidiaries of the registrant.
23.1	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97

Incentive-Based Compensation Recovery Policy, incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover page of Westamerica Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: February 28, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Payne David L. Payne	Chairman of the Board and Directors President and Chief Executive Officer (Principal Executive Officer)	February 28, 2025

/s/ Anela Jonas Anela Jonas	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2025

/s/ Alisa Belew Alisa Belew	Director	February 28, 2025

/s/ E. Joseph Bowler E. Joseph Bowler	Director	February 28, 2025

/s/ Martin Camsey Martin Camsey	Director	February 28, 2025

/s/ Melanie Martella Chiesa Melanie Martella Chiesa	Director	February 28, 2025

/s/ Michele Hassid Michele Hassid	Director	February 28, 2025

/s/ Edward B. Sylvester Edward B. Sylvester	Lead Independent Director	February 28, 2025

/s/ Inez Wondeh Inez Wondeh	Director	February 28, 2025