Form 10-Q
period 2025-03-31
WESTAMERICA BANCORPORATION
filed 2025-05-09
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                 No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of April 30, 2025
Common Stock, No Par Value	26,180,675

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

These factors include but are not limited to (1) the length and severity of any difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset values including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by civil unrest, terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the local, regional and national economies; (6) changes in the interest rate environment and monetary policy; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing or security systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments, particularly the impact of rising interest rates on the Company’s securities portfolio; (11) asset/liability management risks; (12) liquidity risks including the impact of recent adverse developments in the banking industry; (13) the effect of climate change, natural disasters, including earthquakes, hurricanes, fire, flood, drought, and other disasters, on the uninsured value of the Company’s assets and of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values; (14) changes in the securities markets; (15) the impacts of tariffs, sanctions and trade policies of the United States and its global trading partners and uncertainty regarding the same; (16) inflation and (17) the outcome of contingencies, such as legal proceedings. However, the reader should not consider the above-mentioned factors to be a complete set of all potential risks or uncertainties.

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statements in this report to reflect circumstances or events that occur after the date forward looking statements are made, except as may be required by law. The reader is directed to Part II – Item 1A “Risk Factors” of this report and other risk factors discussed elsewhere in the Company's annual report on Form 10-K for the year ended December 31, 2024, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At March 31,	At December 31,
	2025	2024
	(In thousands)
Assets:
Cash and due from banks	$727,336	$601,494
Debt securities available for sale	3,236,049	3,395,810
Debt securities held to maturity, net of allowance for credit losses of $1 at March 31, 2025 and December 31, 2024 (Fair value of $813,125 at March 31, 2025 and $807,838 at December 31, 2024)	839,348	844,634
Loans	771,030	820,300
Allowance for credit losses on loans	(13,914)	(14,780)
Loans, net of allowance for credit losses on loans	757,116	805,520
Premises and equipment, net	25,722	26,133
Identifiable intangibles, net	72	125
Goodwill	121,673	121,673
Other assets	259,308	280,885
Total Assets	$5,966,624	$6,076,274

Liabilities:
Noninterest-bearing deposits	$2,241,802	$2,333,389
Interest-bearing deposits	2,632,293	2,678,461
Total deposits	4,874,095	5,011,850
Securities sold under repurchase agreements	113,219	120,322
Other liabilities	56,172	54,145
Total Liabilities	5,043,486	5,186,317

Contingencies (Note 10)

Shareholders' Equity:
Common stock and additional paid-in-capital Common stock (no par value), authorized: 150,000 shares issued and outstanding: 26,360 at March 31, 2025 and 26,708 at December 31, 2024	470,809	476,471
Deferred compensation	35	35
Accumulated other comprehensive loss	(136,768)	(168,104)
Retained earnings	589,062	581,555
Total Shareholders' Equity	923,138	889,957
Total Liabilities and Shareholders' Equity	$5,966,624	$6,076,274

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the
	Three Months Ended
	March 31,
	2025	2024
	(In thousands,
	except per share data)
Interest and Fee Income:
Loans	$10,669	$11,324
Equity securities	195	174
Debt securities available for sale	33,430	46,243
Debt securities held to maturity	8,494	8,722
Interest-bearing cash	6,703	2,283
Total Interest and Fee Income	59,491	68,746
Interest Expense:
Deposits	3,229	2,106
Bank Term Funding Program borrowings	-	843
Securities sold under repurchase agreements	167	52
Total Interest Expense	3,396	3,001
Net Interest and Fee Income	56,095	65,745
(Reversal of) Provision for Credit Losses	(550)	300
Net Interest and Fee Income After (Reversal of) Provision for Credit Losses	56,645	65,445
Noninterest Income:
Service charges on deposit accounts	3,381	3,470
Merchant processing services	2,733	2,507
Debit card fees	1,581	1,543
Trust fees	899	794
ATM processing fees	463	591
Other service fees	429	438
Life insurance gains	102	-
Other noninterest income	733	754
Total Noninterest Income	10,321	10,097
Noninterest Expense:
Salaries and related benefits	12,126	12,586
Occupancy and equipment	5,038	5,040
Outsourced data processing services	2,697	2,536
Limited partnership operating losses	915	1,440
Courier service	688	649
Professional fees	395	402
Other noninterest expense	3,268	3,446
Total Noninterest Expense	25,127	26,099
Income Before Income Taxes	41,839	49,443
Provision for income taxes	10,802	13,026
Net Income	$31,037	$36,417

Average Common Shares Outstanding	26,642	26,674
Average Diluted Common Shares Outstanding	26,642	26,675
Per Common Share Data:
Basic earnings	$1.16	$1.37
Diluted earnings	1.16	1.37
Dividends paid	0.44	0.44

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Net income	$31,037	$36,417
Other comprehensive income (loss):
Changes in net unrealized losses on debt securities available for sale	44,489	(9,335)
Deferred tax (expense) benefit	(13,153)	2,760
Changes in net unrealized losses on debt securities available for sale, net of tax	31,336	(6,575)
Total comprehensive income	$62,373	$29,842

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

		Common		Accumulated
	Common	Stock and		Other
	Shares	Additional	Deferred	Comprehensive	Retained
	Outstanding	Paid-in Capital	Compensation	(Loss) Income	Earnings	Total
	(In thousands except per share data)
Balance, December 31, 2023	26,671	$473,136	$35	$(190,282)	$490,005	$772,894
Net income for the period					36,417	36,417
Other comprehensive loss				(6,575)		(6,575)
Restricted stock activity	11	505				505
Stock based compensation	-	364				364
Stock awarded to employees	-	31				31
Retirement of common stock	(4)	(82)			(128)	(210)
Dividends ($0.44 per share)					(11,735)	(11,735)
Balance, March 31, 2024	26,678	$473,954	$35	$(196,857)	$514,559	$791,691

Balance, December 31, 2024	26,708	$476,471	$35	$(168,104)	$581,555	$889,957
Net income for the period					31,037	31,037
Other comprehensive income				31,336		31,336
Restricted stock activity	12	623				623
Stock based compensation	-	300				300
Stock awarded to employees	1	41				41
Excise tax on net common stock repurchases		(179)				(179)
Retirement of common stock	(361)	(6,447)			(11,778)	(18,225)
Dividends ($0.44 per share)					(11,752)	(11,752)
Balance, March 31, 2025	26,360	$470,809	$35	$(136,768)	$589,062	$923,138

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months
	Ended March 31,
	2025	2024
	(In thousands)
Operating Activities:
Net income	$31,037	$36,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	2,009	2,962
(Reversal of) provision for credit losses	(550)	300
Net amortization of deferred net loan cost (fees)	83	(150)
Stock option compensation expense	300	364
Life insurance gains	(102)	-
Net changes in:
Interest income receivable	2,483	568
Income taxes payable	5,538	9,742
Deferred tax asset	5,263	3,285
Other assets	827	596
Interest expense payable	155	1,009
Other liabilities	(4,649)	(2,881)
Net Cash Provided by Operating Activities	42,394	52,212

Investing Activities:
Net repayments of loans	48,871	20,787
Proceeds from life insurance policies	506	-
Purchases of debt securities available for sale	(38,994)	-
Proceeds from maturity/calls of debt securities available for sale	241,235	98,966
Proceeds from maturity/calls of debt securities held to maturity	6,864	11,208
Purchases of premises and equipment	(199)	(122)
Net Cash Provided by Investing Activities	258,283	130,839

Financing Activities:
Net change in deposits	(137,755)	(119,342)
Net change in borrowings	(7,103)	192,172
Retirement of common stock	(18,225)	(210)
Common stock dividends paid	(11,752)	(11,735)
Net Cash (Used in) Provided by Financing Activities	(174,835)	60,885
Net Change In Cash and Due from Banks	125,842	243,936
Cash and Due from Banks at Beginning of Period	601,494	190,314
Cash and Due from Banks at End of Period	$727,336	$434,250

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$3,494	$2,641
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	1,636	1,632
Interest paid for the period	3,241	1,992

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Note 2: Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, it is reasonably possible conditions could change materially affecting results of operations and financial conditions. Certain risks, uncertainties and other factors, including those discussed in “Risk Factors” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 may cause actual future results to differ materially from the results discussed in this report on Form 10-Q.

Management continues to evaluate the impacts of inflation, the Federal Reserve’s monetary policy, the impacts of tariffs, international trade tensions, and climate changes on the Company’s business. The banking industry could experience significant volatility as it did with several regional bank failures in 2023. Industrywide concerns could develop related to liquidity, deposit outflows and unrealized losses on investment debt securities. These recent events and concerns could adversely affect the Company’s ability to effectively fund its operations. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects. The extent of the impact on the Company’s results of operations, cash flow, liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted. Furthermore, the effects could have a material impact on the Company’s results of operations and heighten many of the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Loans that do not share risk characteristics with other loans in the pools are evaluated individually. A loan is considered “collateral-dependent” when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. A credit loss reserve for collateral-dependent loans is established at the difference between the amortized cost basis in the loan and the fair value of the underlying collateral adjusted for costs to sell. For other individually evaluated loans that are not collateral dependent, a credit loss reserve is established at the difference between the amortized cost basis in the loan and the present value of expected future cash flows discounted at the loan’s effective interest rate. The impact of an expected modification to be made to loans to borrowers experiencing financial difficulty is included in the allowance for credit losses when management determines such modification is likely.

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

Recently Adopted Accounting Standards

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

Note 3: Investment Securities

The Company uses its investment securities portfolio to manage interest rate risk, provide liquidity (including the ability to meet regulatory requirements), generate interest and dividend income, and as collateral for public deposits and wholesale funding sources. The Company’s investment securities portfolio includes debt securities classified as held to maturity and available for sale. While the Company intends to hold its investment securities to maturity, it may sell available for sale investment securities in response to structural changes in the balance sheet and related interest rate risk and to meet liquidity requirements, among other factors.

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $1 thousand at March 31, 2025 and December 31, 2024, follows. In accordance with GAAP, unrealized gains and losses on held to maturity securities have not been recognized in the Company’s financial statements.

	At March 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential mortgage-backed securities ("MBS")	$218,825	$4	$(14,487)	$204,342
Agency commercial MBS	46,057	451	(6)	46,502
Securities of U.S. Government sponsored entities	311,809	19	(12,106)	299,722
Obligations of states and political subdivisions	62,177	7	(1,603)	60,581
Corporate securities	1,967,432	-	(164,641)	1,802,791
Collateralized loan obligations	823,921	514	(2,324)	822,111
Total debt securities available for sale	3,430,221	995	(195,167)	3,236,049
Debt securities held to maturity:
Agency residential MBS	53,528	23	(3,418)	50,133
Obligations of states and political subdivisions	48,675	12	(203)	48,484
Corporate securities	737,146	277	(22,915)	714,508
Total debt securities held to maturity	839,349	312	(26,536)	813,125
Total	$4,269,570	$1,307	$(221,703)	$4,049,174

	At December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$229,050	$1	$(17,991)	$211,060
Agency commercial MBS	7,098	-	(132)	6,966
Securities of U.S. Government sponsored entities	311,201	1	(19,085)	292,117
U.S. Treasury Securities	4,945	10	-	4,955
Obligations of states and political subdivisions	63,878	9	(1,701)	62,186
Corporate securities	2,031,144	127	(195,334)	1,835,937
Collateralized loan obligations	987,155	642	(5,208)	982,589
Total debt securities available for sale	3,634,471	790	(239,451)	3,395,810
Debt securities held to maturity:
Agency residential MBS	57,927	23	(4,218)	53,732
Obligations of states and political subdivisions	51,261	12	(377)	50,896
Corporate securities	735,447	-	(32,237)	703,210
Total debt securities held to maturity	844,635	35	(36,832)	807,838
Total	$4,479,106	$825	$(276,283)	$4,203,648

[The remainder of this page intentionally left blank]

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At March 31, 2025
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$83,272	$82,874	$18,877	$18,819
Over 1 to 5 years	1,093,030	1,039,910	379,408	376,571
Over 5 to 10 years	1,165,116	1,040,310	387,536	367,602
Subtotal	2,341,418	2,163,094	785,821	762,992
Collateralized loan obligations	823,921	822,111	-	-
Agency residential MBS	218,825	204,342	53,528	50,133
Agency commercial MBS	46,057	46,502	-	-
Total	$3,430,221	$3,236,049	$839,349	$813,125

	At December 31, 2024
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$124,667	$124,448	$13,508	$13,468
Over 1 to 5 years	993,874	940,578	347,566	342,500
Over 5 to 10 years	1,292,627	1,130,169	425,634	398,138
Subtotal	2,411,168	2,195,195	786,708	754,106
Collateralized loan obligations	987,155	982,589	-	-
Agency residential MBS	229,050	211,060	57,927	53,732
Agency commercial MBS	7,098	6,966	-	-
Total	$3,634,471	$3,395,810	$844,635	$807,838

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

[The remainder of this page intentionally left blank]

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At March 31, 2025
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	10	$13,725	$(420)	102	$186,156	$(14,067)	112	$199,881	$(14,487)
Agency commercial MBS	1	3,220	(6)	-	-	-	1	3,220	(6)
Securities of U.S. Government sponsored entities	1	1,937	(1)	19	282,994	(12,105)	20	284,931	(12,106)
Obligations of states and political subdivisions	4	4,668	(17)	39	49,171	(1,586)	43	53,839	(1,603)
Corporate securities	-	-	-	134	1,802,791	(164,641)	134	1,802,791	(164,641)
Collateralized loan obligations	3	38,770	(66)	24	202,002	(2,258)	27	240,772	(2,324)
Total	19	$62,320	$(510)	318	$2,523,114	$(194,657)	337	$2,585,434	$(195,167)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At March 31, 2025
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	-	$-	$-	76	$49,121	$(3,418)	76	$49,121	$(3,418)
Obligations of states and political subdivisions	13	8,648	(19)	27	24,879	(184)	40	33,527	(203)
Corporate securities	18	167,402	(1,597)	35	459,147	(21,318)	53	626,549	(22,915)
Total	31	$176,050	$(1,616)	138	$533,147	$(24,920)	169	$709,197	$(26,536)

Based upon the Company’s March 31, 2025 evaluation, the unrealized losses on debt securities were caused by market conditions for these types of securities. Market interest rates are currently higher than the book yield of the securities, causing declines in bond values generally. The Company continually monitors interest rate changes, risk premium spread changes, credit rating changes for issuers of bonds owned, collateralized loan obligations’ collateral levels, and corporate bond issuers’ common stock price changes. All collateralized loan obligations, obligations of states and political subdivisions, and corporate securities were investment grade rated at March 31, 2025.

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

As of March 31, 2025 and December 31, 2024, the Company’s debt securities pledged had a carrying value of $1,987,534 thousand and $2,049,954 thousand, respectively, primarily to secure public deposits, Federal Reserve Bank borrowings and securities sold under repurchase agreements.

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

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

	For the Three Months Ended March 31,
	2025	2024
	(In thousands)
Allowance for credit losses:
Beginning balance	$1	$1
Provision	-	-
Chargeoffs	-	-
Recoveries	-	-
Total ending balance	$1	$1

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At March 31, 2025, no credit loss allowance was assigned to corporate securities held to maturity.

The following table summarizes the amortized cost of debt securities held to maturity at March 31, 2025, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At March 31, 2025
	AAA/AA/A	BBB+/BBB	Not Rated	Total
	(In thousands)
Agency residential MBS	$53,064	$-	$464	$53,528
Obligations of states and political subdivisions	48,675	-	-	48,675
Corporate securities	554,871	182,275	-	737,146
Total	$656,610	$182,275	$464	$839,349

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of March 31, 2025.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months
	Ended March 31,
	2025	2024
	(In thousands)
Taxable	$41,280	$54,145
Tax-exempt from regular federal income tax	839	994
Total interest income from investment securities	$42,119	$55,139

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated:

	At March 31,	At December 31,
	2025	2024
	(In thousands)
Commercial	$111,888	$127,276
Commercial real estate	489,612	507,900
Construction	5,064	5,064
Residential real estate	8,061	8,274
Consumer installment & other	156,405	171,786
Total	$771,030	$820,300

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2025
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,197	$6,034	$247	$22	$4,280	$14,780
(Reversal) provision	(41)	309	-	4	(822)	(550)
Chargeoffs	(10)	(191)	-	-	(1,525)	(1,726)
Recoveries	265	13	-	-	1,132	1,410
Total allowance for credit losses	$4,411	$6,165	$247	$26	$3,065	$13,914

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At March 31, 2025
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$107,630	$479,473	$-	$7,779	$154,279	$749,161
Substandard	4,258	10,139	5,064	282	1,717	21,460
Doubtful	-	-	-	-	99	99
Loss	-	-	-	-	310	310
Total	$111,888	$489,612	$5,064	$8,061	$156,405	$771,030

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2024
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$122,958	$489,522	$-	$7,984	$169,251	$789,715
Substandard	4,318	18,378	5,064	290	1,817	29,867
Doubtful	-	-	-	-	192	192
Loss	-	-	-	-	526	526
Total	$127,276	$507,900	$5,064	$8,274	$171,786	$820,300

[The remainder of this page intentionally left blank]

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At March 31, 2025
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$111,583	$305	$-	$-	$-	$111,888
Commercial real estate	488,508	1,104	-	-	-	489,612
Construction	5,064	-	-	-	-	5,064
Residential real estate	7,865	196	-	-	-	8,061
Consumer installment and other	152,966	2,543	619	277	-	156,405
Total	$765,986	$4,148	$619	$277	$-	$771,030

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2024
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$126,538	$700	$28	$-	$10	$127,276
Commercial real estate	506,588	1,121	-	-	191	507,900
Construction	5,064	-	-	-	-	5,064
Residential real estate	8,274	-	-	-	-	8,274
Consumer installment and other	166,875	3,493	884	534	-	171,786
Total	$813,339	$5,314	$912	$534	$201	$820,300

There was no allowance for credit losses allocated to loans on nonaccrual status as of March 31, 2025 or December 31, 2024.

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2025 or December 31, 2024.

There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and March 31, 2024.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral dependent are reassessed quarterly. Loans that were considered collateral dependent at March 31, 2025 included the following: seven commercial real estate loans totaling $9.4 million secured by real property and $273 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at March 31, 2025. Loans that were considered collateral dependent at December 31, 2024 included the following: nine commercial real estate loans totaling $17.6 million secured by real property and $503 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2024.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At March 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$25,468	$6,542	$11,323	$8,509	$18,720	$15,271	$85,833	$21,797	$107,630
Substandard	255	2,835	-	-	-	-	3,090	1,168	4,258
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$25,723	$9,377	$11,323	$8,509	$18,720	$15,271	$88,923	$22,965	$111,888

Current gross chargeoffs on commercial loans:
For the three months ended March 31, 2025
	$-	$-	$-	$-	$-	$-	$-	$10	$10

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$18,752	$8,542	$18,539	$12,388	$14,776	$19,399	$92,396	$30,562	$122,958
Substandard	266	-	2,835	-	-	-	3,101	1,217	4,318
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$19,018	$8,542	$21,374	$12,388	$14,776	$19,399	$95,497	$31,779	$127,276

Current gross chargeoffs on commercial loans:
For the year ended December 31, 2024
	$59	$-	$-	$-	$-	$-	$59	$224	$283

	At March 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$254,005	$61,266	$48,702	$42,836	$70,650	$2,014	$479,473	$-	$479,473
Substandard	10,139	-	-	-	-	-	10,139	-	10,139
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$264,144	$61,266	$48,702	$42,836	$70,650	$2,014	$489,612	$-	$489,612

Current gross chargeoffs on commercial real estate loans:
For the three months ended March 31, 2025
	$191	$-	$-	$-	$-	$-	$191	$-	$191

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$197,160	$65,384	$63,697	$49,117	$43,091	$71,073	$489,522	$-	$489,522
Substandard	17,409	969	-	-	-	-	18,378	-	18,378
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$214,569	$66,353	$63,697	$49,117	$43,091	$71,073	$507,900	$-	$507,900

Current gross chargeoffs on commercial real estate loans:
For the year ended December 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At March 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$7,779	$-	$-	$-	$-	$-	$7,779	$-	$7,779
Substandard	282	-	-	-	-	-	282	-	282
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$8,061	$-	$-	$-	$-	$-	$8,061	$-	$8,061

Current gross chargeoffs on residential real estate loans:
For the three months ended March 31, 2025
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$7,984	$-	$-	$-	$-	$-	$7,984	$-	$7,984
Substandard	290	-	-	-	-	-	290	-	290
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$8,274	$-	$-	$-	$-	$-	$8,274	$-	$8,274

Current gross chargeoffs on residential real estate loans:
For the year ended December 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At March 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$-	$-
Substandard	-	-	-	-	-	-	-	5,064	5,064
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$5,064	$5,064

Current gross chargeoffs on construction loans:
For the three months ended March 31, 2025
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$-	$-
Substandard	-	-	-	-	-	-	-	5,064	5,064
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$5,064	$5,064

Current gross chargeoffs on construction loans:
For the year ended December 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At March 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$14,575	$28,719	$43,829	$24,305	$22,626	$4,460	$138,514	$14,452	$152,966
30-59 days past due	339	707	1,016	297	157	-	2,516	27	2,543
60-89 days past due	29	72	204	100	165	-	570	49	619
Past due 90 days or more	49	68	78	56	22	-	273	4	277
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$14,992	$29,566	$45,127	$24,758	$22,970	$4,460	$141,873	$14,532	$156,405

Current gross chargeoffs on consumer installment and other loans:
For the three months ended March 31, 2025
	$55	$400	$545	$267	$203	$-	$1,470	$55	$1,525

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$6,068	$12,464	$32,608	$48,694	$26,805	$24,522	$151,161	$15,714	$166,875
30-59 days past due	173	201	949	1,392	385	263	3,363	130	3,493
60-89 days past due	33	36	184	256	91	120	720	164	884
Past due 90 days or more	-	38	129	200	149	-	516	18	534
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$6,274	$12,739	$33,870	$50,542	$27,430	$24,905	$155,760	$16,026	$171,786

Current gross chargeoffs on consumer installment and other loans:
For the year ended December 31, 2024
	$246	$388	$2,376	$1,843	$913	$162	$5,928	$463	$6,391

There were no loans held for sale at March 31, 2025 and December 31, 2024.

The Company held no other real estate owned (OREO) at March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024, there were no consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person at any one time shall not exceed the following limitations: (a) unsecured credits shall not exceed 15 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures, or (b) secured and unsecured credits in all shall not exceed 25 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures. At March 31, 2025, the Bank did not have credit extended to any one entity exceeding these limits. At March 31, 2025, the Bank had 26 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $25,555 thousand and $26,292 thousand at March 31, 2025 and December 31, 2024, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At March 31, 2025, the Bank held corporate bonds in 107 issuing entities that exceeded $5 million for each issuer.

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At March 31,	At December 31,
	2025	2024
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	68,969	68,578
Net deferred tax asset	71,243	88,606
Right-of-use asset	19,992	17,985
Limited partnership investments	32,636	28,551
Interest receivable	42,123	44,606
Prepaid assets	4,708	5,697
Other assets	5,410	12,635
Total other assets	$259,308	$280,885

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

The Company owns 211 thousand shares of Visa Inc. (“Visa”) Class B-1 common stock, which have transfer restrictions; the carrying value is $-0- thousand. Following the resolution of certain litigation involving Visa, shares of Visa’s Class B-1 stock will convert to shares of Visa Class A common stock based on a conversion factor (1.5609 as of March 31, 2025), which is periodically adjusted to reflect Visa’s ongoing litigation costs. Given the transfer restrictions and continuing uncertainty regarding the likelihood, ultimate timing and eventual conversion of Visa Class B-1 common stock for shares of Visa Class A common stock or other marketable classes of Visa common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. Visa Class A common stock trades on the New York Stock Exchange and had a closing price of $350.46 per share on March 31, 2025, the last trading day for the first quarter 2025. The ultimate value of the Company’s Visa Class B-1 shares is subject to the extent of Visa’s future litigation escrow fundings, the resulting conversion rate to Visa Class A common stock, and current and future transfer restrictions on the Visa Class B-1 common stock. At March 31, 2025, the Company did not record an adjustment to the carrying value of the Visa Class B-1 shares.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At March 31, 2025, these investments totaled $32,636 thousand and $13,417 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2024, these investments totaled $28,551 thousand and $11,368 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At March 31, 2025, the $13,417 thousand of outstanding equity capital commitments are expected to be paid as follows: $4,905 thousand in the remainder of 2025, $4,688 thousand in 2026, $2,569 thousand in 2027, $348 thousand in 2028, $396 thousand in 2029 and or $511 thousand in 2030 and thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended
	March 31,
	2025	2024
	(In thousands)
Investment loss included in pre-tax income	$915	$1,440
Tax credits recognized in provision for income taxes	975	975

Other liabilities consisted of the following:

	At March 31,	At December 31,
	2025	2024
	(In thousands)
Operating lease liability	$19,992	$17,985
Other liabilities	36,180	36,160
Total other liabilities	$56,172	$54,145

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of March 31, 2025.

As of March 31, 2025, the Company’s lease liability and right-of-use asset were $19,992 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.8 years and 3.57%, respectively, at March 31, 2025. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of March 31, 2025.

Total lease costs were $1,680 thousand and $1,678 thousand in the three months ended March 31, 2025 and March 31, 2024, respectively, and were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the three months ended March 31, 2025 and March 31, 2024.

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At March 31,
2025
(In thousands)
The remainder of 2025	$4,872
2026	5,448
2027	4,600
2028	3,670
2029	2,040
Thereafter	865
Total minimum lease payments	21,495
Less: discount	(1,503)
Present value of lease liability	$19,992

[The remainder of this page intentionally left blank]

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three months ended March 31, 2025 and the year ended December 31, 2024, as no triggering events occurred during such periods. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three months ended March 31, 2025 and the year ended December 31, 2024, no such adjustments were recorded.

The carrying values of goodwill were:

	At March 31, 2025	At December 31, 2024
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization were:

	At March 31, 2025		At December 31, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(56,736)	$56,808	$(56,683)

As of March 31, 2025, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the three months ended March 31, 2025 (actual)	$53
The remainder of 2025	72

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At March 31,	At December 31,
	2025	2024
	(In thousands)
Noninterest-bearing	$2,241,802	$2,333,389
Interest-bearing:
Transaction	920,461	953,863
Savings	1,633,445	1,642,360
Time deposits less than $100 thousand	45,582	47,585
Time deposits $100 thousand through $250 thousand	23,789	25,368
Time deposits more than $250 thousand	9,016	9,285
Total deposits	$4,874,095	$5,011,850

Demand deposit overdrafts of $587 thousand and $591 thousand were included as loan balances at March 31, 2025 and December 31, 2024, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $17 thousand in the three months ended March 31, 2025 and $21 thousand in the three months ended March 31, 2024.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At March 31,	At December 31,
	2025	2024
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$20,576	$21,284
Corporate securities	418,711	412,921
Total collateral carrying value	$439,287	$434,205
Total short-term borrowed funds	$113,219	$120,322

At March 31, 2025, the Company had access to borrowing from the Federal Reserve up to $724,966 thousand based on the collateral pledged at March 31, 2025. The Company had a $60,000 thousand line of credit with a correspondent bank at March 31, 2025. There were no borrowings from the Federal Reserve Bank or correspondent banks at March 31, 2025. At March 31, 2025, the Company’s estimated unpledged collateral qualifying debt securities totaled $1,615,433 thousand.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At March 31, 2025
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$204,342	$-	$204,342	$-
Agency commercial MBS	46,502	-	46,502	-
Securities of U.S. Government sponsored entities	299,722	-	299,722	-
Obligations of states and political subdivisions	60,581	-	60,581	-
Corporate securities	1,802,791	-	1,802,791	-
Collateralized loan obligations	822,111	-	822,111	-
Total debt securities available for sale	$3,236,049	$-	$3,236,049	$-

(1)	There were no transfers into or out of level 3 during the three months ended March 31, 2025.

	At December 31, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$211,060	$-	$211,060	$-
Agency commercial MBS	6,966	-	6,966	-
Securities of U.S. Government sponsored entities	292,117	-	292,117	-
U.S. Treasury securities	4,955	4,955	-	-
Obligations of states and political subdivisions	62,186	-	62,186	-
Corporate securities	1,835,937	-	1,835,937	-
Collateralized loan obligations	982,589	-	982,589	-
Total debt securities available for sale	$3,395,810	$4,955	$3,390,855	$-

(1)	There were no transfers into or out of level 3 during the year ended December 31, 2024.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. No assets that were recorded in the balance sheet were measured at fair value on a nonrecurring basis at March 31, 2025 or December 31, 2024.

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

	At March 31, 2025
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$727,336	$727,336	$727,336	$-	$-
Debt securities held to maturity	839,348	813,125	-	813,125	-
Loans	757,116	752,284	-	-	752,284

Financial Liabilities:
Deposits	$4,874,095	$4,871,639	$-	$4,795,708	$75,931
Securities sold under repurchase agreements	113,219	113,219	-	113,219	-

	At December 31, 2024
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$601,494	$601,494	$601,494	$-	$-
Debt securities held to maturity	844,634	807,838	-	807,838	-
Loans	805,520	795,849	-	-	795,849

Financial Liabilities:
Deposits	$5,011,850	$5,007,644	$-	$4,929,612	$78,032
Securities sold under repurchase agreements	120,322	120,322	-	120,322	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are not unconditionally cancellable by the Company aggregated $25,555 thousand at March 31, 2025 and $26,292 thousand at December 31, 2024. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $184,043 thousand at March 31, 2025 and $171,672 thousand at December 31, 2024. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $917 thousand at March 31, 2025 and $1,926 thousand at December 31, 2024. The Company had no commitments for commercial and similar letters of credit at March 31, 2025 or at December 31, 2024. The Company had $1,000 thousand in outstanding full recourse guarantees to a third party credit card company at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the Company had a reserve for unfunded commitments of $201 thousand for the above-mentioned loan commitments of $25,555 thousand that are not unconditionally cancellable by the Company. The Company’s reserve for unfunded commitments was $201 thousand at December 31, 2024. The reserve for unfunded commitments is included in other liabilities.

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

	For the Three Months Ended
	March 31,
	2025	2024
	(In thousands, except per share data)
Net income (numerator)	$31,037	$36,417
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	26,642	26,674
Basic earnings per common share	$1.16	$1.37
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	26,642	26,674
Add common stock equivalents for options	-	1
Weighted average number of common shares outstanding - diluted (denominator)	26,642	26,675
Diluted earnings per common share	$1.16	$1.37

For the three months ended March 31, 2025 and March 31, 2024, options to purchase 1,269 thousand and 1,109 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months Ended
	March 31,		December 31,
	2025	2024	2024
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)(1)	$56,390	$66,094	$59,247
(Reversal of) Provision for Credit Losses	(550)	300	-
Noninterest Income	10,321	10,097	10,633
Noninterest Expense	25,127	26,099	25,853
Income Before Income Taxes (FTE)(1)	42,134	49,792	44,027
Provision for Income Taxes (FTE)(1)	11,097	13,375	12,327
Net Income	$31,037	$36,417	$31,700

Average Common Shares Outstanding	26,642	26,674	26,699
Average Diluted Common Shares Outstanding	26,642	26,675	26,701
Common Shares Outstanding at Period End	26,360	26,678	26,708

Per Common Share:
Basic Earnings	$1.16	$1.37	$1.19
Diluted Earnings	1.16	1.37	1.19
Book Value Per Common Share	35.02	29.68	33.32

Financial Ratios:
Return On Assets	2.03%	2.24%	2.02%
Return On Common Equity	11.92%	15.17%	12.14%
Net Interest Margin (FTE)(1)	3.90%	4.30%	4.01%
Net Loan (Chargeoffs) to Average Loans	(0.16)%	(0.61)%	(0.26)%
Efficiency Ratio(2)	37.7%	34.3%	37.0%

Average Balances:
Assets	$6,187,321	$6,525,921	$6,243,799
Loans	789,935	853,553	821,767
Investment securities	4,395,565	5,098,539	4,557,436
Deposits	4,958,554	5,379,060	5,028,363
Shareholders' Equity	1,055,925	965,840	1,039,017

Period End Balances:
Assets	$5,966,624	$6,464,685	$6,076,274
Loans	771,030	844,677	820,300
Investment securities	4,075,398	4,757,903	4,240,445
Deposits	4,874,095	5,354,925	5,011,850
Shareholders' Equity	923,138	791,691	889,957

Capital Ratios at Period End:
Total Risk Based Capital	23.68%	20.21%	22.82%
Tangible Equity to Tangible Assets	13.71%	10.56%	12.90%

Dividends Paid Per Common Share	$0.44	$0.44	$0.44
Common Dividend Payout Ratio	38%	32%	37%

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

Financial Overview

Westamerica Bancorporation and subsidiaries (collectively, the “Company”) reported net income of $31.0 million or $1.16 diluted earnings per common share (“EPS”) in the three months ended March 31, 2025. First quarter 2025 results compare with net income of $36.4 million or $1.37 EPS for the three months ended March 31, 2024 and $31.7 million or $1.19 EPS for the three months ended December 31, 2024. The results in the three months ended March 31, 2025 included a $550 thousand reversal of provision for credit losses, which increased EPS $0.01.

The Federal Open Market Committee of the Federal Reserve Board (“FOMC”) reduced the federal funds rate by 0.25 percent to the range of 4.25 to 4.50 percent in December 2024 and maintained the same target range for the federal funds rate in March 2025. The FOMC press release in March stated, “Recent indicators suggest that economic activity has continued to expand at a solid pace. The unemployment rate has stabilized at a low level in recent months, and labor market conditions remain solid. Inflation remains somewhat elevated. The Committee seeks to achieve maximum employment and inflation at the rate of 2 percent over the long run. Uncertainty around the economic outlook has increased.” The interest rate paid on reserve balances at the Federal Reserve Bank was 4.40% as of March 31, 2025. The Bank maintains reserve balances at the Federal Reserve Bank; the amount that earns interest is identified as “interest-bearing cash”.

Management continues to evaluate the impacts of inflation, the Federal Reserve’s monetary policy, the impacts of tariffs, international trade tensions, and climate changes on the Company’s business. The banking industry could experience significant volatility as it did with several regional bank failures in 2023. Industrywide concerns could develop related to liquidity, deposit outflows and unrealized losses on investment debt securities. These recent events and concerns could adversely affect the Company’s ability to effectively fund its operations. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects. The extent of the impact on the Company’s results of operations, cash flow, liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted.

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

The Company’s significant accounting policies (see Note 1, “Summary of Significant Accounting Policies,” to Financial Statements in the Company’s 2024 Form 10-K and Note 2 “Summary of Significant Accounting Policies” in this Form 10-Q) are fundamental to understanding the Company’s results of operations and financial condition. The Company adopted the following new accounting guidance:

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

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2025	2024	2024
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$56,390	$66,094	$59,247
(Reversal of) provision for credit losses	(550)	300	-
Noninterest income	10,321	10,097	10,633
Noninterest expense	25,127	26,099	25,853
Income before taxes (FTE)	42,134	49,792	44,027
Income tax provision (FTE)	11,097	13,375	12,327
Net income	$31,037	$36,417	$31,700

Average diluted common shares	26,642	26,675	26,701
Diluted earnings per common share	$1.16	$1.37	$1.19

Average total assets	$6,187,321	$6,525,921	$6,243,799
Net income to average total assets (annualized)	2.03%	2.24%	2.02%
Net income to average common shareholders' equity (annualized)	11.92%	15.17%	12.14%

Net income for the three months ended March 31, 2025 decreased $5.4 million compared with the three months ended March 31, 2024 primarily due to decreased net interest and loan fee income (FTE), partially offset by lower tax provision (FTE). Net interest and loan fee income (FTE) decreased $9.7 million in the three months ended March 31, 2025 compared with the three months ended March 31, 2024 due to lower average balances of investment debt securities and loans, lower yield on investment debt securities and interest-bearing cash, and higher rate on interest-bearing deposits, partially offset by higher average balances of interest-bearing cash and lower average balances of bank term funding program borrowings. The Company recorded a $550 thousand reversal of provision for credit losses in the three months ended March 31, 2025, based on the results of its current expected credit losses (“CECL”) model and Management’s estimate of credit losses over the remaining life of its loans. The Company provided a $300 thousand provision for credit losses in the three months ended March 31, 2024, based on the results of its CECL model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. Noninterest income in the three months ended March 31, 2025 increased $224 thousand compared with the three months ended March 31, 2024 primarily due to higher income from merchant processing services, trust fees and a $102 thousand life insurance gain, partially offset by lower ATM processing fees. Noninterest expense in the three months ended March 31, 2025 decreased $972 thousand compared with the three months ended March 31, 2024 primarily due to lower salaries and benefits and lower estimated operating losses from limited partnership investments. The tax rate (FTE) was 26.3% for the three months ended March 31, 2025 and 26.9% for the three months ended March 31, 2024.

Net income for the three months ended March 31, 2025 decreased $663 thousand compared with the three months ended December 31, 2024 primarily due to decreased net interest and loan fee income (FTE), partially offset by lower tax provision (FTE). Net interest and loan fee income (FTE) decreased $2.9 million in the three months ended March 31, 2025 compared with the three months ended December 31, 2024 due to lower average balances of investment debt securities and loans, lower yield on investment debt securities and interest-bearing cash, partially offset by higher average balances of interest-bearing cash. The Company recorded a $550 thousand reversal of provision for credit losses in the three months ended March 31, 2025, based on the results of its CECL model and Management’s estimate of credit losses over the remaining life of its loans. The Company provided no provision for credit losses in the three months ended December 31, 2024, based on the results of its CECL model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. Noninterest income in the three months ended March 31, 2025 decreased $312 thousand compared with the three months ended December 31, 2024 primarily due to lower income from debit card fees and service charges on deposit accounts, partially offset by a $102 thousand life insurance gain in the three months ended March 31, 2025. Debit card fees in the three months ended December 31, 2024 included annual incentives. Noninterest expense in the three months ended March 31, 2025 decreased $726 thousand compared with the three months ended December 31, 2024 primarily due to lower salaries and benefits due to fewer business days in the current period compared with the prior period, lower occupancy and equipment expense and lower estimated operating losses from limited partnership investments. The tax rate (FTE) was 26.3% for the three months ended March 31, 2025 and 28.0% for the three months ended December 31, 2024. The effective tax rates (FTE) in the three months ended December 31, 2024 was higher than the three months ended March 31, 2025 primarily due to a $305 thousand increase in book tax provision to reconcile the 2023 income tax provision to the filed 2023 tax returns.

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2025	2024	2024
	(In thousands)
Interest and loan fee income	$59,491	$68,746	$62,402
Interest expense	3,396	3,001	3,466
FTE adjustment	295	349	311
Net interest and loan fee income (FTE)	$56,390	$66,094	$59,247

Average earning assets	$5,794,836	$6,119,368	$5,850,620
Net interest margin (FTE) (annualized)	3.90%	4.30%	4.01%

Net interest and loan fee income (FTE) decreased $9.7 million in the three months ended March 31, 2025 compared with the three months ended March 31, 2024 due to lower average balances of investment debt securities (down $703 million) and loans (down $64 million), lower yield on investment debt securities (down 0.47%) and interest-bearing cash (down 1.00%), and higher rate on interest-bearing deposits (up 0.19%), partially offset by higher average balances of interest-bearing cash (up $442 million) and lower average balances of bank term funding program borrowings (down $63 million).

Net interest and loan fee income (FTE) decreased $2.9 million in the three months ended March 31, 2025 compared with the three months ended December 31, 2024 due to lower average balances of investment debt securities (down $162 million) and loans (down $32 million), lower yield on investment debt securities (down 0.14%) and interest-bearing cash (down 0.30%), partially offset by higher average balances of interest-bearing cash (up $138 million).

The annualized net interest margin (FTE) was 3.90% in the three months ended March 31, 2025, 4.30% in the three months ended March 31, 2024 and 4.01% in the three months ended December 31, 2024.

The Company’s annualized funding costs were 0.24% in the three months ended March 31, 2025, 0.20% in the three months ended March 31, 2024 and 0.24% in the three months ended December 31, 2024. Noninterest bearing deposits represented 46% of average deposits in the three months ended March 31, 2025, and 47% in both the three months ended March 31, 2024 and December 31, 2024. Average balances of checking and saving deposits accounted for 98% of average total deposits in each of the three months ended March 31, 2025, March 31, 2024 and December 31, 2024.

[The remainder of this page intentionally left blank]

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months Ended
	March 31,		December 31,
	2025	2024	2024
Yield on earning assets (FTE)	4.14%	4.50%	4.25%
Rate paid on interest-bearing liabilities	0.50%	0.41%	0.49%
Net interest spread (FTE)	3.64%	4.09%	3.76%
Impact of noninterest-bearing funds	0.26%	0.21%	0.25%
Net interest margin (FTE)	3.90%	4.30%	4.01%

The Company’s yield on earning assets during the three months ended March 31, 2025 decreased compared with the three months ended March 31, 2024 and December 31, 2024. The Company’s yield on earning assets has been primarily affected by collateralized loan obligations (CLOs), held in debt securities available for sale portfolio, and interest-bearing cash. The CLOs have interest coupons that change once every three months by the amount of change in the three-month SOFR base rate. The average balances and yields of CLOs for the three months ended March 31, 2025 was $916 million yielding 6.30%. The average balances and yields of CLOs was $1,461 million yielding 7.23% for the three months ended March 31, 2024 and $1,037 million yielding 6.67% for the three months ended December 31, 2024. The interest-bearing cash yield changes by the amount of change in the overnight federal funds rate on the effective date declared by the FOMC. The average balance and yields of interest-bearing cash for the three months ended March 31, 2025 were $609 million yielding 4.40%. The average balance and yields of interest-bearing cash were $167 million yielding 5.40% for the three months ended March 31, 2024 and $471 million yielding 4.70% for the three months ended December 31, 2024, respectively. The Company has other earning assets with variable yields such as commercial loans and lines of credit, consumer lines of credit and adjustable rate residential real estate loans, which are included in “other taxable loans” in the following “Summary of Average Balances, Yields/Rates and Interest Differential.”

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2025
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,284,044	$41,280	3.85%
Tax-exempt (1)	111,521	1,059	3.80%
Total investments (1)	4,395,565	42,339	3.85%
Loans:
Taxable	754,864	10,381	5.58%
Tax-exempt (1)	35,071	363	4.20%
Total loans (1)	789,935	10,744	5.51%
Total interest-bearing cash	609,336	6,703	4.40%
Total interest-earning assets (1)	5,794,836	59,786	4.14%
Other assets	392,485
Total assets	$6,187,321

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,293,059	$-	-%
Savings and interest-bearing transaction	2,584,685	3,174	0.50%
Time less than $100,000	51,350	38	0.30%
Time $100,000 or more	29,460	17	0.24%
Total interest-bearing deposits	2,665,495	3,229	0.49%
Securities sold under repurchase agreements	104,604	167	0.65%
Total interest-bearing liabilities	2,770,099	3,396	0.50%
Other liabilities	68,238
Shareholders' equity	1,055,925
Total liabilities and shareholders' equity	$6,187,321
Net interest spread (1) (2)			3.64%
Net interest and fee income and interest margin (1) (3)		$56,390	3.90%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended December 31, 2024
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,441,615	$44,707	4.03%
Tax-exempt (1)	115,821	1,098	3.79%
Total investments (1)	4,557,436	45,805	3.99%
Loans:
Taxable	783,922	10,855	5.51%
Tax-exempt (1)	37,845	394	4.14%
Total loans (1)	821,767	11,249	5.45%
Total interest-bearing cash	471,417	5,659	4.70%
Total interest-earning assets (1)	5,850,620	62,713	4.25%
Other assets	393,179
Total assets	$6,243,799

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,342,092	$-	-%
Savings and interest-bearing transaction	2,601,418	3,194	0.49%
Time less than $100,000	53,312	43	0.32%
Time $100,000 or more	31,541	25	0.31%
Total interest-bearing deposits	2,686,271	3,262	0.48%
Securities sold under repurchase agreements	110,404	204	0.73%
Total interest-bearing liabilities	2,796,675	3,466	0.49%
Other liabilities	66,015
Shareholders' equity	1,039,017
Total liabilities and shareholders' equity	$6,243,799
Net interest spread (1) (2)			3.76%
Net interest and fee income and interest margin (1) (3)		$59,247	4.01%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2025
	Compared with
	For the Three Months Ended March 31, 2024
	Volume	Yield/Rate	Total
	(In thousands)
(Decrease) increase in interest and loan fee income:
Investment securities:
Taxable	$(7,373)	$(5,492)	$(12,865)
Tax-exempt (1)	(249)	54	(195)
Total investments (1)	(7,622)	(5,438)	(13,060)
Loans:
Taxable	(855)	252	(603)
Tax-exempt (1)	(74)	8	(66)
Total loans (1)	(929)	260	(669)
Total interest-bearing cash	5,948	(1,528)	4,420
Total decrease in interest and loan fee income (1)	(2,603)	(6,706)	(9,309)
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(122)	1,260	1,138
Time less than $100,000	(7)	(4)	(11)
Time $100,000 or more	(5)	1	(4)
Total interest-bearing deposits	(134)	1,257	1,123
Bank term funding program borrowings	(843)	-	(843)
Securities sold under repurchase agreements	64	51	115
Total (decrease) increase in interest expense	(913)	1,308	395
Decrease in net interest and loan fee income (1)	$(1,690)	$(8,014)	$(9,704)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2025
	Compared with
	For the Three Months Ended December 31, 2024
	Volume	Yield/Rate	Total
	(In thousands)
(Decrease) increase in interest and loan fee income:
Investment securities:
Taxable	$(1,586)	$(1,841)	$(3,427)
Tax-exempt (1)	(41)	2	(39)
Total investments (1)	(1,627)	(1,839)	(3,466)
Loans:
Taxable	(554)	80	(474)
Tax-exempt (1)	(35)	4	(31)
Total loans (1)	(589)	84	(505)
Total interest-bearing cash	1,527	(483)	1,044
Total decrease in interest and loan fee income (1)	(689)	(2,238)	(2,927)
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(35)	15	(20)
Time less than $100,000	(2)	(3)	(5)
Time $100,000 or more	(2)	(6)	(8)
Total interest-bearing deposits	(39)	6	(33)
Securities sold under repurchase agreements	(13)	(24)	(37)
Total decrease in interest expense	(52)	(18)	(70)
Decrease in net interest and loan fee income (1)	$(637)	$(2,220)	$(2,857)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

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

The Company recorded a $550 thousand reversal of provision for credit losses in the first quarter of 2025 based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. The Company recorded a $300 thousand provision for credit losses in the first quarter of 2024, based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2025	2024	2024
	(In thousands)
Service charges on deposit accounts	$3,381	$3,470	$3,501
Merchant processing services	2,733	2,507	2,735
Debit card fees	1,581	1,543	1,902
Trust fees	899	794	867
ATM processing fees	463	591	506
Other service fees	429	438	428
Life insurance gains	102	-	-
Other noninterest income	733	754	694
Total	$10,321	$10,097	$10,633

Noninterest income in the three months ended March 31, 2025 increased $224 thousand compared with the three months ended March 31, 2024 primarily due to higher income from merchant processing services, trust fees and a $102 thousand life insurance gain, partially offset by lower ATM processing fees.

Noninterest income in the three months ended March 31, 2025 decreased $312 thousand compared with the three months ended December 31, 2024 primarily due to lower income from debit card fees and service charges on deposit accounts, partially offset by a $102 thousand life insurance gain. Debit card fees in the three months ended December 31, 2024 included annual incentives.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2025	2024	2024
	(In thousands)
Salaries and related benefits	$12,126	$12,586	$12,461
Occupancy and equipment	5,038	5,040	5,219
Outsourced data processing services	2,697	2,536	2,610
Limited partnership operating losses	915	1,440	1,095
Professional fees	395	402	369
Courier service	688	649	692
Other noninterest expense	3,268	3,446	3,407
Total	$25,127	$26,099	$25,853

Noninterest expense in the three months ended March 31, 2025 decreased $972 thousand compared with the three months ended March 31, 2024 primarily due to lower salaries and benefits and lower estimated operating losses from limited partnership investments.

Noninterest expense in the three months ended March 31, 2025 decreased $726 thousand compared with the three months ended December 31, 2024 primarily due to lower salaries and benefits due to fewer business days in the current period compared with the prior period, lower occupancy and equipment expense and lower estimated operating losses from limited partnership investments.

Provision for Income Tax

The Company’s income tax provision (FTE) was $11.1 million for the first quarter 2025 compared with $13.4 million for the first quarter 2024 and $12.3 million for the fourth quarter 2024, representing effective tax rates (FTE) of 26.3%, 26.9% and 28.0%, respectively. The fourth quarter 2024 effective tax rates (FTE) was higher than the first quarter 2025 and the first quarter 2024 primarily due to a $305 thousand increase in book tax provision to reconcile the 2023 income tax provision to the filed 2023 tax returns.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Treasury, U.S. Government sponsored entities, state and political subdivisions, corporations and banks. The Company had no marketable equity securities at March 31, 2025 and December 31, 2024.

Management manages the investment securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $4.1 billion at March 31, 2025 and $4.2 billion at December 31, 2024. The following table lists debt securities in the Company’s portfolio by type as of the dates indicated. Debt securities held to maturity are listed at amortized cost before related reserve for expected credit losses of $1 thousand at March 31, 2025 and December 31, 2024. Debt securities available for sale are listed at fair value.

	At March 31, 2025		At December 31, 2024
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$299,722	7%	$292,117	7%
Agency residential mortgage-backed securities ("MBS")	257,870	6%	268,987	6%
Agency commercial MBS	46,502	1%	6,966	-%
U.S. Treasury securities	-	-%	4,955	-%
Obligations of states and political subdivisions	109,256	3%	113,447	3%
Corporate securities	2,539,937	63%	2,571,384	61%
Collateralized loan obligations	822,111	20%	982,589	23%
Total	$4,075,398	100%	$4,240,445	100%

Debt securities available for sale	$3,236,049		$3,395,810
Debt securities held to maturity	839,349		844,635
Total	$4,075,398		$4,240,445

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

At March 31, 2025, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

[The remainder of this page intentionally left blank]

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At March 31, 2025		At December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$1,967,432	$1,802,791	$2,031,144	$1,835,937
Debt securities held to maturity	737,146	714,508	735,447	703,210
Total corporate securities	$2,704,578	$2,517,299	$2,766,591	$2,539,147

The following table summarizes total corporate securities by credit rating:

	At March 31, 2025		At December 31, 2024
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
AA-	$74,193	3%	$72,569	3%
A+	261,316	10%	256,906	10%
A	360,312	14%	353,434	14%
A-	803,605	32%	807,698	32%
BBB+	597,711	24%	634,118	25%
BBB	420,162	17%	414,422	16%
Total corporate securities	$2,517,299	100%	$2,539,147	100%

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At March 31, 2025		At December 31, 2024
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,439,371	57%	$1,450,675	57%
Utilities	280,189	11%	275,551	11%
Industrial	215,855	9%	212,587	8%
Consumer, Non-cyclical	172,733	7%	169,311	7%
Communications	129,265	5%	154,358	6%
Basic Materials	101,476	4%	100,617	4%
Energy	70,279	3%	69,320	3%
Technology	61,776	2%	61,008	2%
Consumer, Cyclical	46,355	2%	45,720	2%
Total corporate securities	$2,517,299	100%	$2,539,147	100%

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the corporate securities are denominated in United States dollars:

	At March 31, 2025		At December 31, 2024
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,767,547	70%	$1,767,669	70%
Canada	195,635	8%	192,122	8%
Japan	152,714	6%	167,624	7%
United Kingdom	140,920	6%	139,648	5%
France	78,671	3%	92,970	4%
Switzerland	74,548	3%	73,424	3%
Netherlands	36,189	2%	35,425	1%
Australia	24,862	1%	24,700	1%
Belgium	19,983	1%	19,726	1%
Germany	13,157	-%	12,891	-%
Jersey	13,073	-%	12,948	-%
Total corporate securities	$2,517,299	100%	$2,539,147	100%

The following table summarizes the above corporate securities with issuer’s headquarters located outside of the United States of America by the industry sector in which the issuing companies operate; all the corporate securities are denominated in United States dollars:

	At March 31, 2025		At December 31, 2024
	Fair value	As a percent of total foreign corporate securities	Fair value	As a percent of total foreign corporate securities
	($ in thousands)
Financial	$636,232	85%	$659,403	86%
Energy	32,535	4%	32,041	4%
Consumer, Cyclical	26,231	4%	25,839	3%
Basic Materials	24,862	3%	24,700	3%
Consumer, Non-cyclical	19,983	3%	19,726	3%
Utilities	9,909	1%	9,769	1%
Total foreign corporate securities	$749,752	100%	$771,478	100%

The Company’s $822 million (fair value) in collateralized loan obligations at March 31, 2025, consist of investments in 82 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At March 31, 2025
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$270,592	$269,817
AA	553,329	552,294
Total	$823,921	$822,111

[The remainder of this page intentionally left blank]

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

[The remainder of this page intentionally left blank]

Nonperforming Loans

	At March 31,		At December 31,
	2025	2024	2024
	(In thousands)
Nonperforming nonaccrual loans	$-	$957	$201
Performing nonaccrual loans	-	1	-
Total nonaccrual loans	-	958	201
Accruing loans 90 or more days past due	277	525	534
Total nonperforming loans	$277	$1,483	$735

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At March 31,	At December 31,
	2025	2024
	(In thousands)
Allowance for credit losses on loans	$13,914	$14,780
Allowance for credit losses on held to maturity debt securities	1	1
Total allowance for credit losses	$13,915	$14,781

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. The Company has evaluated each issuer’s historical financial performance and ability to service debt payments throughout and following the 2008-2009 recession. The Company has an expectation that nonpayment of the amortized cost basis continues to be zero. At March 31, 2025, no credit loss allowance was assigned to corporate securities held to maturity based on evaluation of each individual issuer’s historical financial performance throughout full business cycles. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $1 thousand related to municipal securities at March 31, 2025 and December 31, 2024, reflecting the expected credit losses on debt securities held to maturity.

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

[The remainder of this page intentionally left blank]

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2025	2024	2024
	(In thousands)
Analysis of the Allowance for Credit Losses on Loans
Balance, beginning of period	$14,780	$16,867	$15,318
(Reversal of) provision for credit losses	(550)	300	-
Loans charged off:
Commercial	(10)	-	(146)
Commercial real estate	(191)	-	-
Consumer installment and other	(1,525)	(2,003)	(1,326)
Total chargeoffs	(1,726)	(2,003)	(1,472)
Recoveries of loans previously charged off:
Commercial	265	12	60
Commercial real estate	13	45	13
Consumer installment and other	1,132	658	861
Total recoveries	1,410	715	934
Net chargeoffs	(316)	(1,288)	(538)
Balance, end of period	$13,914	$15,879	$14,780

Net chargeoffs as a percentage of average total loans (annualized)	(0.16)%	(0.61)%	(0.26)%

Selected financial data: (At the dates indicated)

	At March 31,		At December 31,
	2025	2024	2024
Loans	$771,030	$844,677	$820,300
Nonaccrual loans	-	958	201
Allowance for credit losses as a percentage of loans	1.80%	1.88%	1.80%
Nonaccrual loans as a percentage of loans	-%	0.11%	0.02%
Allowance for credit losses to nonaccrual loans	n/m	1657.52%	7353.23%

The following table summarizes net (chargeoffs) recoveries and the ratio of net (chargeoffs) recoveries to average loans for the periods indicated:

	For the Three Months Ended March 31,						For the Three Months Ended December 31,
	2025			2024			2024
			As a Percentage			As a Percentage			As a percentage
		Average	of Net Recoveries		Average	of Net Recoveries		Average	of Net (Chargeoffs)
	Net Recoveries	Loan	(Chargeoffs)	Net Recoveries	Loan	(Chargeoffs)	Net (Chargeoffs)	Loan	Recoveries
	(Chargeoffs)	Balances	to Average loans	(Chargeoffs)	Balances	to Average loans	Recoveries	Balances	to Average loans
	($ in thousands)

Commercial	$255	$115,125	0.22%	$12	$128,358	0.01%	$(86)	$126,024	(0.07)%
Commercial real estate	(178)	497,379	(0.04)%	45	488,989	0.01%	13	503,546	-%
Construction	-	5,064	-%	-	5,064	-%	-	5,064	-%
Residential real estate	-	8,180	-%	-	9,831	-%	-	8,559	-%
Consumer and other installment	(393)	164,187	(0.24)%	(1,345)	221,311	(0.61)%	(465)	178,574	(0.26)%
Total	$(316)	$789,935	(0.04)%	$(1,288)	$853,553	(0.15)%	$(538)	$821,767	(0.07)%

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

[The remainder of this page intentionally left blank]

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2025
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,197	$6,034	$247	$22	$4,280	$14,780
(Reversal) provision	(41)	309	-	4	(822)	(550)
Chargeoffs	(10)	(191)	-	-	(1,525)	(1,726)
Recoveries	265	13	-	-	1,132	1,410
Total allowance for credit losses	$4,411	$6,165	$247	$26	$3,065	$13,914

Management considers the $13.9 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of March 31, 2025.

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

The Company monitors the climate risks of its loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. At March 31, 2025, the Company had $2 million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields and volatile commodity prices without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles are not considered to be material risks to the Company’s automobile lending practices. The Company considers climate risk in its underwriting of corporate bonds, and avoids purchasing bonds of issuers, which, in Management’s judgement, have elevated climate risk.

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

Management monitors the Company’s interest rate risk using a licensed third party simulation model, which is periodically assessed using supervisory guidance issued by the Board of Governors of the Federal Reserve System, SR 11-7 “Guidance on Model Risk Management.” Management measures its exposure to interest rate risk using a dynamic composition simulation and static simulation. Within the dynamic composition simulation, Management makes assumptions regarding the expected change in the volume of financial instruments given the assumed change in market interest rates. Within the static simulation, cash flows are assumed redeployed into like financial instruments at prevailing rates and yields. Both simulations are used to measure expected changes in net interest income assuming various levels of change in market interest rates.

The Company’s asset and liability position was generally “asset sensitive” at March 31, 2025, based on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes. However, in the dynamic simulation, an assumed decline in interest rates is expected to result in improved deposit balances funding higher earning asset levels. Further, in the dynamic simulation, no change in interest rates is expected to result in a decline in net interest income as asset yields remain stable and deposit costs rise as the Bank negotiates deposit rates with customers in the current environment.

At March 31, 2025, Management’s most recent measurements of estimated changes in net interest income were:

	Dynamic Simulation (1)	Static Simulation (2)
Change in Interest Rates	First Year Change in Net Interest Income
+ 2.0%	+ 4.6%	+ 13.0%
+ 1.0%	+ 2.4%	+ 6.5%
0.0%	- 0.4%	0.0%
- 1.0%	- 1.6%	- 7.2%
- 2.0%	- 7.0%	- 14.3%

(1)	Balance sheet composition changes; Assumed change in interest rates over 1 year

(2)	Balance sheet composition unchanged; Assumed immediate change in interest rates

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets for the three months ended March 31, 2025 and 96% for the year ended December 31, 2024. The Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit risk and capital management practices and by maintaining an appropriate level of liquidity.

Total deposits were $4,874 million at March 31, 2025 and $5,012 million at December 31, 2024. Total time deposits were $78 million at March 31, 2025 and $82 million at December 31, 2024. The Company has no foreign time deposits. FDIC deposit insurance is $250,000 per depositor, for each account ownership category. At March 31, 2025, estimated federally uninsured total deposits and time deposits were $2,359 million and $4 million, respectively.

The following table shows the time remaining to maturity of the Company’s estimated amounts of uninsured time deposits with a balance greater than $250,000 per depositor per category:

At March 31, 2025
(In thousands)
Three months or less	$2,270
Over three through six months	114
Over six through twelve months	1,824
Over twelve months	58
Total	$4,266

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, and principal and interest payments from debt securities and loans. At March 31, 2025, the Company had $727,336 thousand in cash balances. During the twelve months ending March 31, 2026, the Company expects to receive $265,000 thousand in principal payments from its debt securities. If additional operational liquidity is required, the Company can pledge debt securities as collateral for borrowing purposes; at March 31, 2025, the Company’s debt securities which qualify as collateral for borrowing totaled $3,498,151 thousand. In the ordinary course of business, the Company pledges debt securities as collateral for certain depository customers; at March 31, 2025, the Company had pledged $713,752 thousand in debt securities for depository customers. In the ordinary course of business, the Company pledges debt securities as collateral for borrowing from the Federal Reserve Bank; at March 31, 2025, the Company had pledged $724,966 thousand in debt securities at the Federal Reserve Bank. During the three months ended March 31, 2025, the Company’s average borrowings from the Federal Reserve Bank and other correspondent banks were $-0- thousand, respectively, and at March 31, 2025, the Company had no borrowings from the Federal Reserve Bank or other correspondent banks. At March 31, 2025, the Company had access to borrowing from the Federal Reserve up to $724,966 thousand based on collateral pledged at March 31, 2025. At March 31, 2025, the Company’s estimated unpledged collateral qualifying debt securities totaled $1,615,433 thousand. Debt securities eligible as collateral are shown at market value unless noted otherwise:

At March 31, 2025
(in thousands)
Debt Securities Eligible as Collateral:
Corporate Securities	$2,517,299
Collateralized Loan Obligations rated AAA	269,817
Obligations of States and Political Subdivisions	109,065
Agency Mortgage Backed Securities	302,248
Securities of U.S. Government Sponsored Entities	299,722
Total Debt Securities Eligible as Collateral	$3,498,151

Debt Securities Pledged as Collateral:
Debt Securities Pledged at the Federal Reserve Bank	$(724,966)
Deposits by Public Entities	(713,752)
Securities Sold under Repurchase Agreements	(439,287)
Other	(4,713)
Total Debt Securities Pledged as Collateral	$(1,882,718)

Estimated Debt Securities Available to Pledge	$1,615,433

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

Westamerica Bancorporation ("Parent Company") is a separate entity apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. The Parent Company had no debt at March 31, 2025. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees.

The Bank’s dividends paid to the Parent Company and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $12 million in the three months ended March 31, 2025 and $47 million in the year ended December 31, 2024 and retire common stock in the amounts of $18 million in the three months ended March 31, 2025 and $210 thousand in the year ended December 31, 2024. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not impact Parent Company's ability to meet its ongoing cash obligations. The Parent Company’s cash balance was $275 million at March 31, 2025 and $263 million at December 31, 2024.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was 11.9% (annualized) for the three months ended March 31, 2025 and 13.8% for the year ended December 31, 2024. The Company also raises capital as employees exercise stock options. Capital was not raised through the exercise of stock options in the three months ended March 31, 2025 while $1.5 million was raised through the exercise of stock options in the year ended December 31, 2024.

The Company paid common dividends totaling $12 million in the three months ended March 31, 2025 and $47 million in the year ended December 31, 2024, which represent dividends per common share of $0.44 and $1.76, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company retired 361 thousand shares valued at $18 million in the three months ended March 31, 2025 and 4 thousand shares valued at $210 thousand in the year ended December 31, 2024.

The Company's primary capital resource is shareholders' equity, which was $923 million at March 31, 2025 compared with $890 million at December 31, 2024. The Company's ratio of equity to total assets was 15.47% at March 31, 2025 and 14.65% at December 31, 2024.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At March 31, 2025		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	23.33%	15.66%	7.00%	6.50%
Tier I Capital	23.33%	15.66%	8.50%	8.00%
Total Capital	23.68%	16.16%	10.50%	10.00%
Leverage Ratio	15.47%	10.34%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2024		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	22.46%	15.33%	7.00%	6.50%
Tier I Capital	22.46%	15.33%	8.50%	8.00%
Total Capital	22.82%	15.84%	10.50%	10.00%
Leverage Ratio	15.30%	10.41%	4.00%	5.00%

The Cmpany and the Bank routinely project capital levels by analyzing forecasted earnings, credit quality, shareholder dividends, asset volumes, share repurchase activity, stock option exercise proceeds, and other factors. Based on current capital projections, the Bank expects to maintain regulatory capital levels in excess of the minimum required to be considered well-capitalized under the prompt corrective action framework. The Company expects to continue paying quarterly dividends to shareholders. No assurance can be given that changes in capital management plans will not occur.

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2025.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the year ended December 31, 2024 includes detailed disclosure about the risks faced by the Company’s business.

[The remainder of this page intentionally left blank]

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the quarter ended March 31, 2025.

	2025
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
January 1 through January 31	N/A	N/A	N/A	N/A
February 1 through February 28	-	$-	-	2,000
March 1 through March 31	356	50.44	356	1,644
Total	356	$50.44	356	1,644

The Company may repurchase shares of its common stock in the open market from time to time to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

No shares were repurchased during January and February 2025. There had been no stock repurchase plan in place after the Company’s previous repurchase plan expired on September 1, 2023. Shares were repurchased during March 2025 pursuant to a replacement program approved by the Board of Directors on February 27, 2025 authorizing the purchase of up to 2,000 thousand shares of the Company’s common stock from time to time prior to March 31, 2026.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S‑K.

[The remainder of this page intentionally left blank]

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (contained in Exhibit 101)

[The remainder of this page intentionally left blank]

SIGNATURESs

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAMERICA BANCORPORATION

(Registrant)

/s/ Anela Jonas
Anela Jonas
Senior Vice President and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)

Date: May 9, 2025