Form 10-Q
period 2025-06-30
WESTAMERICA BANCORPORATION
filed 2025-08-06
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class Common Stock, No Par Value	Shares outstanding as of July 31, 2025 25,461,854

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

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At June 30,	At December 31,
	2025	2024
	(In thousands)
Assets:
Cash and due from banks	$626,437	$601,494
Debt securities available for sale	3,226,449	3,395,810
Debt securities held to maturity, net of allowance for credit losses of $1 at June 30, 2025 and December 31, 2024 (Fair value of $817,719 at June 30, 2025 and $807,838 at December 31, 2024)	834,439	844,634
Loans	748,264	820,300
Allowance for credit losses on loans	(13,787)	(14,780)
Loans, net of allowance for credit losses on loans	734,477	805,520
Premises and equipment, net	25,850	26,133
Identifiable intangibles, net	19	125
Goodwill	121,673	121,673
Other assets	255,725	280,885
Total Assets	$5,825,069	$6,076,274

Liabilities:
Noninterest-bearing deposits	$2,175,841	$2,333,389
Interest-bearing deposits	2,571,694	2,678,461
Total deposits	4,747,535	5,011,850
Securities sold under repurchase agreements	101,210	120,322
Other liabilities	54,541	54,145
Total Liabilities	4,903,286	5,186,317

Contingencies (Note 10)

Shareholders' Equity:
Common stock and additional paid-in-capital
Common stock (no par value), authorized: 150,000 shares issued and outstanding: 25,587 at June 30, 2025 and 26,708 at December 31, 2024	456,929	476,471
Deferred compensation	35	35
Accumulated other comprehensive loss	(116,747)	(168,104)
Retained earnings	581,566	581,555
Total Shareholders' Equity	921,783	889,957
Total Liabilities and Shareholders' Equity	$5,825,069	$6,076,274

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$10,523	$11,354	$21,192	$22,678
Equity securities	195	175	390	349
Debt securities available for sale	31,028	43,927	64,458	90,170
Debt securities held to maturity	8,448	8,655	16,942	17,377
Interest-bearing cash	7,273	4,961	13,976	7,244
Total Interest and Loan Fee Income	57,467	69,072	116,958	137,818
Interest Expense:
Deposits	3,045	2,460	6,274	4,566
Bank Term Funding Program borrowings	-	2,692	-	3,535
Securities sold under repurchase agreements	144	155	311	207
Total Interest Expense	3,189	5,307	6,585	8,308
Net Interest and Loan Fee Income	54,278	63,765	110,373	129,510
(Reversal of) Provision for Credit Losses	-	-	(550)	300
Net Interest and Loan Fee Income After
(Reversal of) Provision for Credit Losses	54,278	63,765	110,923	129,210
Noninterest Income:
Service charges on deposit accounts	3,368	3,469	6,749	6,939
Merchant processing services	2,687	2,733	5,420	5,240
Debit card fees	1,664	1,706	3,245	3,249
Trust fees	867	811	1,766	1,605
ATM processing fees	482	540	945	1,131
Other service fees	450	450	879	888
Bank owned life insurance gains	106	-	208	-
Other noninterest income	691	791	1,424	1,545
Total Noninterest Income	10,315	10,500	20,636	20,597
Noninterest Expense:
Salaries and related benefits	12,303	12,483	24,429	25,069
Occupancy and equipment	5,154	5,158	10,192	10,198
Outsourced data processing services	2,709	2,511	5,406	5,047
Limited partnership operating losses	915	1,440	1,830	2,880
Courier service	687	686	1,375	1,335
Professional fees	386	362	781	764
Other noninterest expense	3,375	3,490	6,643	6,936
Total Noninterest Expense	25,529	26,130	50,656	52,229
Income Before Income Taxes	39,064	48,135	80,903	97,578
Provision for income taxes	9,998	12,673	20,800	25,699
Net Income	$29,066	$35,462	$60,103	$71,879

Average Common Shares Outstanding	25,889	26,680	26,263	26,677
Average Diluted Common Shares Outstanding	25,889	26,681	26,263	26,678
Per Common Share Data:
Basic earnings	$1.12	$1.33	$2.29	$2.69
Diluted earnings	1.12	1.33	2.29	2.69
Dividends paid	0.46	0.44	0.90	0.88

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$29,066	$35,462	$60,103	$71,879
Other comprehensive income (loss):
Changes in net unrealized losses on debt securities available for sale	28,424	(629)	72,913	(9,964)
Deferred tax (expense) benefit	(8,403)	186	(21,556)	2,946
Changes in net unrealized losses on debt securities available for sale, net of tax	20,021	(443)	51,357	(7,018)
Total comprehensive income	$49,087	$35,019	$111,460	$64,861

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

		Common		Accumulated
	Common	Stock and		Other
	Shares	Additional	Deferred	Comprehensive	Retained
	Outstanding	Paid-in Capital	Compensation	(Loss) Income	Earnings	Total
	(In thousands except dividend per share)
Balance, March 31, 2025	26,360	$470,809	$35	$(136,768)	$589,062	$923,138
Net income for the period					29,066	29,066
Other comprehensive income				20,021		20,021
Stock based compensation	-	300				300
Stock awarded to employees	-	9				9
Excise tax on net common stock
Repurchase		(384)				(384)
Retirement of common stock	(773)	(13,805)			(24,542)	(38,347)
Dividends ($0.46 per share)					(12,020)	(12,020)
Balance, June 30, 2025	25,587	$456,929	$35	$(116,747)	$581,566	$921,783

Balance, December 31, 2024	26,708	$476,471	$35	$(168,104)	$581,555	$889,957
Net income for the period					60,103	60,103
Other comprehensive income				51,357		51,357
Restricted stock activity	12	623				623
Stock based compensation	-	600				600
Stock awarded to employees	1	50				50
Excise tax on net common stock
Repurchase		(563)				(563)
Retirement of common stock	(1,134)	(20,252)			(36,320)	(56,572)
Dividends ($0.90 per share)					(23,772)	(23,772)
Balance, June 30, 2025	25,587	$456,929	$35	$(116,747)	$581,566	$921,783

Balance, March 31, 2024	26,678	$473,954	$35	$(196,857)	$514,559	$791,691
Net income for the period					35,462	35,462
Other comprehensive loss				(443)		(443)
Exercise of stock options	5	203				203
Stock based compensation	-	409				409
Stock awarded to employees	-	17				17
Dividends ($0.44 per share)					(11,739)	(11,739)
Balance, June 30, 2024	26,683	$474,583	$35	$(197,300)	$538,282	$815,600

Balance, December 31, 2023	26,671	$473,136	$35	$(190,282)	$490,005	$772,894
Net income for the period					71,879	71,879
Other comprehensive loss				(7,018)		(7,018)
Exercise of stock options	5	203				203
Restricted stock activity	11	505				505
Stock based compensation	-	773				773
Stock awarded to employees	-	48				48
Retirement of common stock	(4)	(82)			(128)	(210)
Dividends ($0.88 per share)					(23,474)	(23,474)
Balance, June 30, 2024	26,683	$474,583	$35	$(197,300)	$538,282	$815,600

See accompanying notes to unaudited consolidated financial statements

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months
	Ended June 30,
	2025	2024
	(In thousands)
Operating Activities:
Net income	$60,103	$71,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	4,221	5,816
(Reversal of) provision for credit losses	(550)	300
Stock option compensation expense	600	773
Amortization of deferred loan cost (fees)	161	(306)
Bank owned life insurance gains	(208)	-
Net change in:
Interest income receivable	4,435	4,234
Income taxes payable	(376)	(11,555)
Deferred income taxes	4,465	3,000
Other assets	(56)	(48)
Interest expense payable	141	3,711
Other liabilities	(7,025)	(6,558)
Net Cash Provided by Operating Activities	65,911	71,246

Investing Activities:
Net repayments of loans	71,432	33,851
Proceeds from bank owned life insurance policies	904	-
Purchases of debt securities available for sale	(88,992)	(4,767)
Proceeds from maturity/calls of debt securities available for sale	327,019	299,754
Proceeds from maturity/calls of debt securities held to maturity	13,374	20,612
Purchases of premises and equipment	(934)	(583)
Net Cash Provided by Investing Activities	322,803	348,867

Financing Activities:
Net change in:
Deposits	(264,315)	(342,827)
Short-term borrowings	(19,112)	242,005
Exercise of stock options	-	203
Retirement of common stock	(56,572)	(210)
Common stock dividends paid	(23,772)	(23,474)
Net Cash Used in Financing Activities	(363,771)	(124,303)
Net Change in Cash and Due from Banks	24,943	295,810
Cash and Due from Banks at Beginning of Period	601,494	190,314
Cash and Due from Banks at End of Period	$626,437	$486,124

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$5,360	$2,970
Securities purchases pending settlement	-	9,051
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	3,271	3,269
Interest paid for the period	6,444	4,597
Income tax payments for the period	16,710	34,255

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

An analysis of the amortized cost and fair value by major categories of debt securities available for sale, which are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income, and debt securities held to maturity, which are carried at amortized cost, before allowance for credit losses of $1 thousand at June 30, 2025 and December 31, 2024, follows. In accordance with GAAP, unrealized gains and losses on held to maturity securities have not been recognized in the Company’s financial statements.

	At June 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential mortgage-backed securities ("MBS")	$208,198	$1	$(12,921)	$195,278
Agency commercial MBS	95,966	364	(65)	96,265
Securities of U.S. Government sponsored entities	312,417	27	(10,541)	301,903
Obligations of states and political subdivisions	61,987	8	(1,160)	60,835
Corporate securities	1,931,579	-	(139,558)	1,792,021
Collateralized loan obligations	782,050	385	(2,288)	780,147
Total debt securities available for sale	3,392,197	785	(166,533)	3,226,449
Debt securities held to maturity:
Agency residential MBS	49,878	23	(2,887)	47,014
Obligations of states and political subdivisions	45,716	8	(131)	45,593
Corporate securities	738,846	1,162	(14,896)	725,112
Total debt securities held to maturity	834,440	1,193	(17,914)	817,719
Total	$4,226,637	$1,978	$(184,447)	$4,044,168

	At December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$229,050	$1	$(17,991)	$211,060
Agency commercial MBS	7,098	-	(132)	6,966
Securities of U.S. Government sponsored entities	311,201	1	(19,085)	292,117
U.S. Treasury Securities	4,945	10	-	4,955
Obligations of states and political subdivisions	63,878	9	(1,701)	62,186
Corporate securities	2,031,144	127	(195,334)	1,835,937
Collateralized loan obligations	987,155	642	(5,208)	982,589
Total debt securities available for sale	3,634,471	790	(239,451)	3,395,810
Debt securities held to maturity:
Agency residential MBS	57,927	23	(4,218)	53,732
Obligations of states and political subdivisions	51,261	12	(377)	50,896
Corporate securities	735,447	-	(32,237)	703,210
Total debt securities held to maturity	844,635	35	(36,832)	807,838
Total	$4,479,106	$825	$(276,283)	$4,203,648

[The remainder of this page intentionally left blank]

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At June 30, 2025
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$126,847	$126,010	$26,288	$26,218
Over 1 to 5 years	1,207,932	1,150,997	400,042	399,891
Over 5 to 10 years	971,204	877,752	358,232	344,596
Subtotal	2,305,983	2,154,759	784,562	770,705
Collateralized loan obligations	782,050	780,147	-	-
Agency residential MBS	208,198	195,278	49,878	47,014
Agency commercial MBS	95,966	96,265	-	-
Total	$3,392,197	$3,226,449	$834,440	$817,719

	At December 31, 2024
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$124,667	$124,448	$13,508	$13,468
Over 1 to 5 years	993,874	940,578	347,566	342,500
Over 5 to 10 years	1,292,627	1,130,169	425,634	398,138
Subtotal	2,411,168	2,195,195	786,708	754,106
Collateralized loan obligations	987,155	982,589	-	-
Agency residential MBS	229,050	211,060	57,927	53,732
Agency commercial MBS	7,098	6,966	-	-
Total	$3,634,471	$3,395,810	$844,635	$807,838

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

[The remainder of this page intentionally left blank]

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At June 30, 2025
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	9	$17,873	$(549)	102	$177,288	$(12,372)	111	$195,161	$(12,921)
Agency commercial MBS	6	26,624	(65)	-	-	-	6	26,624	(65)
Securities of U.S. Government sponsored entities	2	6,512	(2)	19	285,159	(10,539)	21	291,671	(10,541)
Obligations of states and political subdivisions	4	4,649	(15)	39	49,443	(1,145)	43	54,092	(1,160)
Corporate securities	-	-	-	132	1,792,021	(139,558)	132	1,792,021	(139,558)
Collateralized loan obligations	7	93,767	(191)	22	187,138	(2,097)	29	280,905	(2,288)
Total	28	$149,425	$(822)	314	$2,491,049	$(165,711)	342	$2,640,474	$(166,533)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At June 30, 2025
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	-	$-	$-	69	$46,038	$(2,887)	69	$46,038	$(2,887)
Obligations of states and political subdivisions	11	8,534	(8)	24	22,673	(123)	35	31,207	(131)
Corporate securities	10	51,063	(234)	34	452,940	(14,662)	44	504,003	(14,896)
Total	21	$59,597	$(242)	127	$521,651	$(17,672)	148	$581,248	$(17,914)

Based upon the Company’s June 30, 2025 evaluation, the unrealized losses on debt securities were caused by market conditions for these types of securities. Market interest rates are currently higher than the book yield of the securities, causing declines in bond values generally. The Company continually monitors interest rate changes, risk premium spread changes, credit rating changes for issuers of bonds owned, collateralized loan obligations’ collateral levels, and corporate bond issuers’ common stock price changes. All collateralized loan obligations, obligations of states and political subdivisions, and corporate securities were investment grade rated at June 30, 2025.

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

As of June 30, 2025 and December 31, 2024, the Company’s debt securities pledged had a carrying value of $1,935,926 thousand and $2,049,954 thousand, respectively, primarily to secure public deposits, Federal Reserve Bank borrowings and securities sold under repurchase agreements.

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

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At June 30, 2025, no credit loss allowance was assigned to corporate securities held to maturity.

The following table summarizes the amortized cost of debt securities held to maturity at June 30, 2025, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At June 30, 2025
	AAA/AA/A	BBB+/BBB	Not Rated	Total
	(In thousands)
Agency residential MBS	$49,423	$-	$455	$49,878
Obligations of states and political subdivisions	45,716	-	-	45,716
Corporate securities	556,117	182,729	-	738,846
Total	$651,256	$182,729	$455	$834,440

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of June 30, 2025.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months		For the Six Months
	Ended June 30,
	2025	2024	2025	2024
	(In thousands)

Taxable	$38,847	$51,804	$80,127	$105,949
Tax-exempt from regular federal income tax	824	953	1,663	1,947
Total interest income from investment securities	$39,671	$52,757	$81,790	$107,896

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated:

	At June 30,	At December 31,
	2025	2024
	(In thousands)

Commercial	$111,160	$127,276
Commercial real estate	486,463	507,900
Construction	-	5,064
Residential real estate	7,709	8,274
Consumer installment & other	142,932	171,786
Total	$748,264	$820,300

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2025
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,411	$6,165	$247	$26	$3,065	$13,914
Provision (reversal)	1,157	(5)	(247)	(2)	(903)	-
Chargeoffs	(28)	-	-	-	(924)	(952)
Recoveries	9	14	-	-	802	825
Total allowance for credit losses	$5,549	$6,174	$-	$24	$2,040	$13,787

[The remainder of this page intentionally left blank]

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2025
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,197	$6,034	$247	$22	$4,280	$14,780
Provision (reversal)	1,116	304	(247)	2	(1,725)	(550)
Chargeoffs	(38)	(191)	-	-	(2,449)	(2,678)
Recoveries	274	27	-	-	1,934	2,235
Total allowance for credit losses	$5,549	$6,174	$-	$24	$2,040	$13,787

The allowance for credit losses for commercial loans increased in the three and six months ended June 30, 2025 primarily due to an increase in estimated credit losses over the remaining life of individually evaluated loans totaling $3.6 million. The allowance for credit losses for consumer installment and other loans decreased in the three and six months ended June 30, 2025 primarily due to a decrease in estimated future credit losses based on improved delinquency and net charge-off trends and declining loan balances, primarily indirect auto loans.

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

[The remainder of this page intentionally left blank]

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At June 30, 2025
					Consumer
		Commercial		Residential	Installment and
	Commercial	Real Estate	Construction	Real Estate	Other	Total
	(In thousands)
Grade:
Pass	$106,338	$475,528	$-	$7,501	$140,831	$730,198
Substandard	1,187	10,935	-	208	1,721	14,051
Doubtful	3,635	-	-	-	59	3,694
Loss	-	-	-	-	321	321
Total	$111,160	$486,463	$-	$7,709	$142,932	$748,264

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2024
					Consumer
		Commercial		Residential	Installment and
	Commercial	Real Estate	Construction	Real Estate	Other	Total
	(In thousands)
Grade:
Pass	$122,958	$489,522	$-	$7,984	$169,251	$789,715
Substandard	4,318	18,378	5,064	290	1,817	29,867
Doubtful	-	-	-	-	192	192
Loss	-	-	-	-	526	526
Total	$127,276	$507,900	$5,064	$8,274	$171,786	$820,300

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At June 30, 2025
		30-59 Days	60-89 Days	Past Due 90
	Current and	Past Due and	Past Due and	Days or More
	Accruing	Accruing	Accruing	and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$107,035	$440	$50	$-	$3,635	$111,160
Commercial real estate	484,829	716	-	-	918	486,463
Construction	-	-	-	-	-	-
Residential real estate	7,709	-	-	-	-	7,709
Consumer installment and other	139,441	2,603	477	411	-	142,932
Total	$739,014	$3,759	$527	$411	$4,553	$748,264

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2024
		30-59 Days	60-89 Days	Past Due 90
	Current and	Past Due and	Past Due and	Days or More
	Accruing	Accruing	Accruing	and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$126,538	$700	$28	$-	$10	$127,276
Commercial real estate	506,588	1,121	-	-	191	507,900
Construction	5,064	-	-	-	-	5,064
Residential real estate	8,274	-	-	-	-	8,274
Consumer installment and other	166,875	3,493	884	534	-	171,786
Total	$813,339	$5,314	$912	$534	$201	$820,300

At June 30, 2025, $2.3 million was allocated as allowance for credit losses to two loans totaling $3.6 million on nonaccrual status. There was no allowance for credit losses allocated to loans on nonaccrual status as of December 31, 2024.

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2025 or December 31, 2024.

There were no loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and June 30, 2024.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral dependent are reassessed quarterly. Loans that were considered collateral dependent at June 30, 2025 included the following: eight commercial real estate loans totaling $10.2 million secured by real property and $301 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at June 30, 2025. Loans that were considered collateral dependent at December 31, 2024 included the following: nine commercial real estate loans totaling $17.6 million secured by real property and $503 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2024.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At June 30, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$23,468	$5,809	$10,364	$7,945	$17,765	$21,724	$87,075	$19,263	$106,338
Substandard	240	-	-	-	-	647	887	300	1,187
Doubtful	-	2,835	-	-	-	-	2,835	800	3,635
Loss	-	-	-	-	-	-	-	-	-
Total	$23,708	$8,644	$10,364	$7,945	$17,765	$22,371	$90,797	$20,363	$111,160

Current gross chargeoffs on commercial loans:
For the three months ended June 30, 2025
	$-	$-	$-	$5	$-	$-	$5	$23	$28
For the six months ended June 30, 2025
	-	-	-	5	-	-	5	33	38

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$18,752	$8,542	$18,539	$12,388	$14,776	$19,399	$92,396	$30,562	$122,958
Substandard	266	-	2,835	-	-	-	3,101	1,217	4,318
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$19,018	$8,542	$21,374	$12,388	$14,776	$19,399	$95,497	$31,779	$127,276

Current gross chargeoffs on commercial loans:
For the year ended December 31, 2024
	$59	$-	$-	$-	$-	$-	$59	$224	$283

	At June 30, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$240,659	$57,699	$47,326	$41,627	$70,283	$17,934	$475,528	$-	$475,528
Substandard	10,017	-	918	-	-	-	10,935	-	10,935
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$250,676	$57,699	$48,244	$41,627	$70,283	$17,934	$486,463	$-	$486,463

Current gross chargeoffs on commercial real estate loans:
For the three months ended June 30, 2025
	$-	$-	$-	$-	$-	$-	$-	$-	$-
For the six months ended June 30, 2025
	191	-	-	-	-	-	191	-	191

[The remainder of this page intentionally left blank]

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$197,160	$65,384	$63,697	$49,117	$43,091	$71,073	$489,522	$-	$489,522
Substandard	17,409	969	-	-	-	-	18,378	-	18,378
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$214,569	$66,353	$63,697	$49,117	$43,091	$71,073	$507,900	$-	$507,900

Current gross chargeoffs on commercial real estate loans:
For the year ended December 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At June 30, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$7,501	$-	$-	$-	$-	$-	$7,501	$-	$7,501
Substandard	208	-	-	-	-	-	208	-	208
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$7,709	$-	$-	$-	$-	$-	$7,709	$-	$7,709

Current gross chargeoffs on residential real estate loans:
For the three months ended June 30, 2025
	$-	$-	$-	$-	$-	$-	$-	$-	$-
For the six months ended June 30, 2025
	-	-	-	-	-	-	-	-	-

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$7,984	$-	$-	$-	$-	$-	$7,984	$-	$7,984
Substandard	290	-	-	-	-	-	290	-	290
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$8,274	$-	$-	$-	$-	$-	$8,274	$-	$8,274

Current gross chargeoffs on residential real estate loans:
For the year ended December 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

At June 30, 2025
Line of
Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$-	$-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$-	$-

Current gross chargeoffs on construction loans:
For the three months ended June 30, 2025
	$-	$-	$-	$-	$-	$-	$-	$-	$-
For the six months ended June 30, 2025
	-	-	-	-	-	-	-	-	-

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$-	$-
Substandard	-	-	-	-	-	-	-	5,064	5,064
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$5,064	$5,064

Current gross chargeoffs on construction loans:
For the year ended December 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At June 30, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$11,121	$24,912	$38,896	$22,083	$20,514	$7,667	$125,193	$14,248	$139,441
30-59 days past due	270	701	903	327	224	63	2,488	115	2,603
60-89 days past due	56	101	119	65	84	-	425	52	477
Past due 90 days or more	31	16	132	34	83	5	301	110	411
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$11,478	$25,730	$40,050	$22,509	$20,905	$7,735	$128,407	$14,525	$142,932

Current gross chargeoffs on consumer installment and other loans:
For the three months ended June 30, 2025
	$75	$127	$349	$99	$248	$-	$898	$26	$924
For the six months ended June 30, 2025
	130	527	894	366	451	-	2,368	81	2,449

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$6,068	$12,464	$32,608	$48,694	$26,805	$24,522	$151,161	$15,714	$166,875
30-59 days past due	173	201	949	1,392	385	263	3,363	130	3,493
60-89 days past due	33	36	184	256	91	120	720	164	884
Past due 90 days or more	-	38	129	200	149	-	516	18	534
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$6,274	$12,739	$33,870	$50,542	$27,430	$24,905	$155,760	$16,026	$171,786

Current gross chargeoffs on consumer installment and other loans:
For the year ended December 31, 2024
	$246	$388	$2,376	$1,843	$913	$162	$5,928	$463	$6,391

There were no loans held for sale at June 30, 2025 and December 31, 2024.

The Company held no other real estate owned (OREO) at June 30, 2025 and December 31, 2024. At June 30, 2025 and December 31, 2024, there were no consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person at any one time shall not exceed the following limitations: (a) unsecured credits shall not exceed 15 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures, or (b) secured and unsecured credits in all shall not exceed 25 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures. At June 30, 2025, the Bank did not have credit extended to any one entity exceeding these limits. At June 30, 2025, the Bank had 23 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $23,679 thousand and $26,292 thousand at June 30, 2025 and December 31, 2024, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At June 30, 2025, the Bank held corporate bonds in 107 issuing entities that exceeded $5 million for each issuer.

[The remainder of this page intentionally left blank]

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At June 30,	At December 31,
	2025	2024
	(In thousands)
Cost method equity investments:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total cost method equity investments	14,227	14,227
Life insurance cash surrender value	69,472	68,578
Net deferred tax asset	63,638	88,606
Right-of-use asset	20,375	17,985
Limited partnership investments	31,721	28,551
Interest receivable	40,171	44,606
Prepaid assets	4,779	5,697
Other assets	11,342	12,635
Total other assets	$255,725	$280,885

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

The Company owns 211 thousand shares of Visa Inc. (“Visa”) Class B-1 common stock, which have transfer restrictions; the carrying value is $-0- thousand. Following the resolution of certain litigation involving Visa, shares of Visa’s Class B-1 stock will convert to shares of Visa Class A common stock based on a conversion factor (1.5609 as of June 30, 2025), which is periodically adjusted to reflect Visa’s ongoing litigation costs. Given the transfer restrictions and continuing uncertainty regarding the likelihood, ultimate timing and eventual conversion of Visa Class B-1 common stock for shares of Visa Class A common stock or other marketable classes of Visa common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. Visa Class A common stock trades on the New York Stock Exchange and had a closing price of $355.05 per share on June 30, 2025, the last trading day for the second quarter 2025. The ultimate value of the Company’s Visa Class B-1 shares is subject to the extent of Visa’s future litigation escrow fundings, the resulting conversion rate to Visa Class A common stock, and current and future transfer restrictions on the Visa Class B-1 common stock. At June 30, 2025, the Company did not record an adjustment to the carrying value of the Visa Class B-1 shares.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At June 30, 2025, these investments totaled $31,721 thousand and $11,838 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2024, these investments totaled $28,551 thousand and $11,368 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At June 30, 2025, the $11,838 thousand of outstanding equity capital commitments are expected to be paid as follows: $3,326 thousand in the remainder of 2025, $4,688 thousand in 2026, $2,569 thousand in 2027, $348 thousand in 2028, $396 thousand in 2029 and or $511 thousand in 2030 and thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Six Months Ended
	June 30,
	2025	2024	2025	2024
	(In thousands)
Investment loss included in pre-tax income	$915	$1,440	$1,830	$2,880
Tax credits recognized in provision for income taxes	975	975	1,950	1,950

[The remainder of this page intentionally left blank]

Other liabilities consisted of the following:

	At June 30,	At December 31,
	2025	2024
	(In thousands)
Operating lease liability	$20,375	$17,985
Other liabilities	34,166	36,160
Total other liabilities	$54,541	$54,145

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of June 30, 2025.

As of June 30, 2025, the Company’s lease liability and right-of-use asset were $20,375 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.8 years and 3.67%, respectively, at June 30, 2025. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of June 30, 2025.

Total lease costs were $1,691 thousand and $3,371 thousand in the three and six months ended June 30, 2025, respectively, and were recorded within occupancy and equipment expense. Total lease costs were $1,679 thousand and $3,357 thousand in the three and six months ended June 30, 2024, respectively, and were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the six months ended June 30, 2025 and June 30, 2024.

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At June 30,
2025
(In thousands)
The remainder of 2025	$3,256
2026	5,771
2027	5,003
2028	4,083
2029	2,463
Thereafter	1,357
Total minimum lease payments	21,933
Less: discount	(1,558)
Present value of lease liability	$20,375

[The remainder of this page intentionally left blank]

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three and six months ended June 30, 2025 and the year ended December 31, 2024, as no triggering events occurred during such periods. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three and six months ended June 30, 2025 and the year ended December 31, 2024, no such adjustments were recorded.

The carrying values of goodwill were:

	At June 30, 2025	At December 31, 2024
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization were:

	At June 30, 2025		At December 31, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(56,789)	$56,808	$(56,683)

As of June 30, 2025, the current period and estimated future amortization expense for identifiable intangible assets, to be fully amortized in 2025, was:

Total
Core
Deposit
Intangibles
(In thousands)
For the six months ended June 30, 2025 (actual)	$106
The remainder of 2025	19

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At June 30,	At December 31,
	2025	2024
	(In thousands)
Noninterest-bearing	$2,175,841	$2,333,389
Interest-bearing:
Transaction	894,774	953,863
Savings	1,603,974	1,642,360
Time deposits less than $100 thousand	43,659	47,585
Time deposits $100 thousand through $250 thousand	20,877	25,368
Time deposits more than $250 thousand	8,410	9,285
Total deposits	$4,747,535	$5,011,850

Demand deposit overdrafts of $612 thousand and $591 thousand were included as loan balances at June 30, 2025 and December 31, 2024, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $14 thousand and $31 thousand for the three and six months ended June 30, 2025, respectively, and $20 thousand and $41 thousand for the three and six months ended June 30, 2024, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At June 30,	At December 31,
	2025	2024
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$19,668	$21,284
Corporate securities	372,072	412,921
Total collateral carrying value	$391,740	$434,205
Total short-term borrowed funds	$101,210	$120,322

At June 30, 2025, the Company had access to borrowing from the Federal Reserve up to $703,398 thousand based on the collateral pledged at June 30, 2025. The Company had a $60,000 thousand line of credit with a correspondent bank at June 30, 2025. There were no borrowings from the Federal Reserve Bank or correspondent banks at June 30, 2025. At June 30, 2025, the Company’s estimated unpledged collateral qualifying debt securities totaled $1,683,788 thousand.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At June 30, 2025
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$195,278	$-	$195,278	$-
Agency commercial MBS	96,265	-	96,265	-
Securities of U.S. Government sponsored entities	301,903	-	301,903	-
Obligations of states and political subdivisions	60,835	-	60,835	-
Corporate securities	1,792,021	-	1,792,021	-
Collateralized loan obligations	780,147	-	780,147	-
Total debt securities available for sale	$3,226,449	$-	$3,226,449	$-

(1)	There were no transfers into or out of level 3 during the six months ended June 30, 2025.

	At December 31, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$211,060	$-	$211,060	$-
Agency commercial MBS	6,966	-	6,966	-
Securities of U.S. Government sponsored entities	292,117	-	292,117	-
U.S. Treasury securities	4,955	4,955	-	-
Obligations of states and political subdivisions	62,186	-	62,186	-
Corporate securities	1,835,937	-	1,835,937	-
Collateralized loan obligations	982,589	-	982,589	-
Total debt securities available for sale	$3,395,810	$4,955	$3,390,855	$-

(1)	There were no transfers into or out of level 3 during the year ended December 31, 2024.

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheets at June 30, 2025, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end. No assets that were recorded in the balance sheets were measured at fair value on a nonrecurring basis at December 31, 2024.

					For the Six
					Months Ended
	At June 30, 2025				June 30, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial	$1,340	$-	$-	$1,340	$-
Total assets measured at fair value on a nonrecurring basis	$1,340	$-	$-	$1,340	$-

Level 3 – Valuation is based upon present value of expected future cash flows, independent market prices or estimated liquidation values of loan collateral, generally. The unobservable inputs and qualitative information about the inputs are not presented as the inputs were not developed by the Company.

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

	At June 30, 2025
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:	(In thousands)
Cash and due from banks	$626,437	$626,437	$626,437	$-	$-
Debt securities held to maturity	834,439	817,719	-	817,719	-
Loans	734,477	733,349	-	-	733,349

Financial Liabilities:
Deposits	$4,747,535	$4,745,041	$-	$4,674,589	$70,452
Securities sold under repurchase agreements	101,210	101,210	-	101,210	-

[The remainder of this page intentionally left blank]

	At December 31, 2024
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$601,494	$601,494	$601,494	$-	$-
Debt securities held to maturity	844,634	807,838	-	807,838	-
Loans	805,520	795,849	-	-	795,849

Financial Liabilities:
Deposits	$5,011,850	$5,007,644	$-	$4,929,612	$78,032
Securities sold under repurchase agreements	120,322	120,322	-	120,322	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are equity based and not unconditionally cancellable by the Company aggregated $23,679 thousand at June 30, 2025 and $26,292 thousand at December 31, 2024. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $178,332 thousand at June 30, 2025 and $171,672 thousand at December 31, 2024. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $562 thousand at June 30, 2025 and $1,926 thousand at December 31, 2024. The Company had no commitments for commercial and similar letters of credit at June 30, 2025 or at December 31, 2024. The Company had $1,000 thousand in outstanding full recourse guarantees to a third party credit card company at June 30, 2025 and December 31, 2024, respectively. The Company had a $201 thousand reserve for certain unfunded loan commitments at June 30, 2025 and December 31, 2024, respectively. The reserve for unfunded commitments is included in other liabilities.

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

	For the Three Months		For the Six Months
	Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$29,066	$35,462	$60,103	$71,879
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	25,889	26,680	26,263	26,677
Basic earnings per common share	$1.12	$1.33	$2.29	$2.69
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	25,889	26,680	26,263	26,677
Add common stock equivalents for options	-	1	-	1
Weighted average number of common shares outstanding - diluted (denominator)	25,889	26,681	26,263	26,678
Diluted earnings per common share	$1.12	$1.33	$2.29	$2.69

For the three and six months ended June 30, 2025, options to purchase 1,266 thousand and 1,268 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

For the three and six months ended June 30, 2024, options to purchase 1,101 thousand and 1,005 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

Note 12: Operating Segments

The Company’s reportable segment is determined by the Chief Financial Officer, who is the designated chief decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. Loans, investments, and deposits provide revenues in the banking operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operations. While the chief decision-maker monitors the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis as reflected in the consolidated financial statements contained in this report. The consolidated net income is used to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessment performance and in establishing compensation.

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months		For the Six Months
	Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE) (1)	$54,562	$64,100	$110,952	$130,194
(Reversal of) Provision for Credit Losses	-	-	(550)	300
Noninterest Income	10,315	10,500	20,636	20,597
Noninterest Expense	25,529	26,130	50,656	52,229
Income Before Income Taxes (FTE) (1)	39,348	48,470	81,482	98,262
Income Tax Provision (FTE) (1)	10,282	13,008	21,379	26,383
Net Income	$29,066	$35,462	$60,103	$71,879

Average Common Shares Outstanding	25,889	26,680	26,263	26,677
Average Diluted Common Shares Outstanding	25,889	26,681	26,263	26,678
Common Shares Outstanding at Period End	25,587	26,683

Per Common Share:
Basic Earnings	$1.12	$1.33	$2.29	$2.69
Diluted Earnings	1.12	1.33	2.29	2.69
Book Value	36.03	30.57

Financial Ratios:
Return on Assets	1.93%	2.18%	1.98%	2.21%
Return on Common Equity	11.24%	14.39%	11.58%	14.77%
Net Interest Margin (FTE) (1)	3.85%	4.15%	3.87%	4.23%
Net Loan (Chargeoffs) Recoveries to Average Loans	(0.07)%	0.04%	(0.12)%	(0.29)%
Efficiency Ratio (2)	39.3%	35.0%	38.5%	34.6%

Average Balances:
Assets	$6,042,100	$6,549,203	$6,114,310	$6,537,562
Loans	762,216	838,016	775,999	845,785
Investment Securities	4,236,303	4,944,191	4,315,494	5,021,365
Deposits	4,841,803	5,202,620	4,899,856	5,290,840
Shareholders' Equity	1,037,185	990,927	1,046,504	978,384

Period End Balances:
Assets	$5,825,069	$6,312,145
Loans	748,264	831,842
Investment Securities	4,060,889	4,560,187
Deposits	4,747,535	5,131,440
Shareholders' Equity	921,783	815,600

Capital Ratios at Period End:
Total Risk Based Capital	23.44%	21.07%
Tangible Equity to Tangible Assets	14.03%	11.21%

Dividends Paid Per Common Share	$0.46	$0.44	$0.90	$0.88
Common Dividend Payout Ratio	41%	33%	39%	33%

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

Financial Overview

Westamerica Bancorporation and subsidiaries (collectively, the “Company”) reported net income of $29.1 million or $1.12 diluted earnings per common share (“EPS”) in the three months ended, June 30, 2025 compared with net income of $35.5 million or $1.33 EPS in three months ended June 30, 2024. The Company reported net income of $60.1 million or $2.29 EPS for the six months ended June 30, 2025, including a $550 thousand reversal of provision for credit losses, which increased EPS $0.01. The Company reported net income of $71.9 million or $2.69 EPS for the six months ended June 30, 2024.

The Federal Open Market Committee of the Federal Reserve Board (“FOMC”) reduced the federal funds rate by 0.25 percent to the range of 4.25 to 4.50 percent in December 2024 and maintained the same target range for the federal funds rate through June 2025. The FOMC press release in June stated, “Although swings in net exports have affected the data, recent indicators suggest that economic activity has continued to expand at a solid pace. The unemployment remains low, and labor market conditions remain solid. Inflation remains somewhat elevated. The Committee seeks to achieve maximum employment and inflation at the rate of 2 percent over the long run. Uncertainty around the economic outlook has diminished but remains elevated.” The interest rate paid on reserve balances at the Federal Reserve Bank was 4.40% as of June 30, 2025. The Bank maintains reserve balances at the Federal Reserve Bank; the amount that earns interest is identified as “interest-bearing cash”.

Management continues to evaluate the impacts of inflation, the Federal Reserve’s monetary policy, the impacts of tariffs, international trade tensions, and climate changes on the Company’s business. The banking industry could experience significant volatility as it did with several regional bank failures in 2023. Industrywide concerns could develop related to liquidity, deposit outflows and unrealized losses on investment debt securities. These events and concerns could adversely affect the Company’s ability to effectively fund its operations. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects. The extent of the impact on the Company’s results of operations, cash flow, liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted.

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

The Company’s significant accounting policies (see Note 1, “Summary of Significant Accounting Policies,” to Financial Statements in the Company’s 2024 Form 10-K and Note 2 “Accounting Policies” in this Form 10-Q) are fundamental to understanding the Company’s results of operations and financial condition. The Company adopted the following new accounting guidance:

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

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$54,562	$64,100	$110,952	$130,194
(Reversal of) provision for credit losses	-	-	(550)	300
Noninterest income	10,315	10,500	20,636	20,597
Noninterest expense	25,529	26,130	50,656	52,229
Income before taxes (FTE)	39,348	48,470	81,482	98,262
Income tax provision (FTE)	10,282	13,008	21,379	26,383
Net income	$29,066	$35,462	$60,103	$71,879

Average diluted common shares	25,889	26,681	26,263	26,678
Diluted earnings per common share	$1.12	$1.33	$2.29	$2.69

Average total assets	$6,042,100	$6,549,203	$6,114,310	$6,537,562
Net income to average total assets (annualized)	1.93%	2.18%	1.98%	2.21%
Net income to average common shareholders' equity (annualized)	11.24%	14.39%	11.58%	14.77%

Net income for the three months ended June 30, 2025 decreased $6.4 million compared with the three months ended June 30, 2024 primarily due to decreased net interest and loan fee income (FTE), partially offset by lower tax provision (FTE). Net interest and loan fee income (FTE) decreased $9.5 million in the three months ended June 30, 2025 compared with the three months ended June 30, 2024 due to lower average balances of investment debt securities and loans, lower yield on investment debt securities and interest-bearing cash, and higher rate on interest-bearing deposits, partially offset by higher average balances of interest-bearing cash and lower average balances of bank term funding program borrowings. Based on the results of its current expected credit losses (“CECL”) model and Management’s estimate of credit losses over the remaining life of its loans, the Company provided no provision for credit losses in the three months ended June 30, 2025. With $73 thousand of net loan recoveries in the second quarter 2024 and $1.6 million in nonperforming loans at June 30, 2024, the Company provided no provision for credit losses in the three months ended June 30, 2024. Noninterest income in the three months ended June 30, 2025 decreased $185 thousand compared with the three months ended June 30, 2024 primarily due to lower income from service charges on deposits accounts, ATM processing fees, merchant processing services and debit card fees, partially offset by higher income from trust fees and a $106 thousand bank owned life insurance gain. Noninterest expense in the three months ended June 30, 2025 decreased $601 thousand compared with the three months ended June 30, 2024 primarily due to lower salaries and benefits and lower estimated operating losses from limited partnership investments, partially offset by an increase in outsourced data processing services expense. The tax rate (FTE) was 26.1% for the three months ended June 30, 2025 and 26.8% for the three months ended June 30, 2024.

Net income for the six months ended June 30, 2025 decreased $11.8 million compared with six months ended June 30, 2024 primarily due to decreased net interest and loan fee income (FTE), partially offset by lower tax provision (FTE). Net interest and loan fee income (FTE) decreased $19.2 million in the six months ended June 30, 2025 compared with the six months ended June 30, 2024 due to lower average balances of investment debt securities and loans, lower yield on investment debt securities and interest-bearing cash, and higher rate on interest-bearing deposits, partially offset by higher average balances of interest-bearing cash and lower average balances of bank term funding program borrowings. During the six months ended June 30, 2025, the Company recorded a $550 thousand reversal of provision for credit losses, which was included in the first quarter of 2025, based on the results of its CECL model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. During the six months ended June 30, 2024, the Company provided $300 thousand for credit losses, which was recorded in the first quarter of 2024, based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. Noninterest income in the six months ended June 30, 2025 increased $39 thousand compared with the six months ended June 30, 2024 primarily due to higher income from merchant processing services, trust fees and $208 thousand in bank owned life insurance gains, partially offset by lower income from service charges on deposit accounts and ATM processing fees. Noninterest expense in the six months ended June 30, 2025 decreased $1.6 million compared with the six months ended June 30, 2024 primarily due to lower salaries and benefits and lower estimated operating losses from limited partnership investments, partially offset by an increase in outsourced data processing services expense. The tax rate (FTE) was 26.2% for the six months ended June 30, 2025 and 26.8% for the six months ended June 30, 2024.

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Interest and loan fee income	$57,467	$69,072	$116,958	$137,818
Interest expense	3,189	5,307	6,585	8,308
FTE adjustment	284	335	579	684
Net interest and loan fee income (FTE)	$54,562	$64,100	$110,952	$130,194

Average earning assets	$5,652,443	$6,145,626	$5,723,246	$6,132,497
Net interest margin (FTE) (annualized)	3.85%	4.15%	3.87%	4.23%

Net interest and loan fee income (FTE) decreased $9.5 million in the three months ended June 30, 2025 compared with the three months ended June 30, 2024 due to lower average balances of investment debt securities (down $708 million) and loans (down $76 million), lower yield on investment debt securities (down 0.52%) and interest-bearing cash (down 1.00%), and higher rate on interest-bearing deposits (up 0.11%), partially offset by higher average balances of interest-bearing cash (up $291 million) and lower average balances of bank term funding program borrowings (down $200 million).

Net interest and loan fee income (FTE) decreased $19.2 million in the six months ended June 30, 2025 compared with the six months ended June 30, 2024 due to lower average balances of investment debt securities (down $706 million) and loans (down $70 million), lower yield on investment debt securities (down 0.50%) and interest-bearing cash (down 1.00%), and higher rate on interest-bearing deposits (up 0.15%), partially offset by higher average balances of interest-bearing cash (up $366 million) and lower average balances of bank term funding program borrowings (down $131 million).

The annualized net interest margin (FTE) was 3.85% in the three months ended June 30, 2025 and 3.87% in the six months ended June 30, 2025 compared with 4.15% in the three months ended June 30, 2024 and 4.23% in the six months ended June 30, 2024.

The Company’s funding costs were 0.22% in the three months ended June 30, 2025 and 0.24% in the six months ended June 30, 2025 compared with 0.35% in the three months ended June 30, 2024 and 0.27% in the six months ended June 30, 2024. Noninterest bearing deposits represented 46% of average deposits in the six months ended June 30, 2025 and 47% in the six months ended June 30, 2024. Average balances of checking and saving deposits accounted for 98% of average total deposits in the six months ended June 30, 2025 and June 30, 2024.

[The remainder of this page intentionally left blank]

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months		For the Six Months
	Ended June 30,
	2025	2024	2025	2024

Yield on earning assets (FTE)	4.07%	4.50%	4.11%	4.50%
Rate paid on interest-bearing liabilities	0.48%	0.71%	0.49%	0.56%
Net interest spread (FTE)	3.59%	3.79%	3.62%	3.94%
Impact of noninterest-bearing demand deposits	0.26%	0.36%	0.25%	0.29%
Net interest margin (FTE)	3.85%	4.15%	3.87%	4.23%

The Company’s yield on earning assets during the three months and six months ended June 30, 2025 decreased compared with the three months and six months ended June 30, 2024. The Company’s yield on earning assets has been primarily affected by collateralized loan obligations (CLOs), held in debt securities available for sale portfolio, and interest-bearing cash. The CLOs have interest coupons that change once every three months by the amount of change in the three-month SOFR base rate. The average balances and yields of CLOs for the three months ended June 30, 2025 was $793 million yielding 6.19% and $854 million yielding 6.25% for the six months ended June 30, 2025. The average balances and yields of CLOs were $1,347 million yielding 7.23% for the three months ended June 30, 2024 and $1,404 million yielding 7.23% for the six months ended June 30, 2024. The interest-bearing cash yield changes by the amount of change in the overnight federal funds rate on the effective date declared by the FOMC. The average balance and yields of interest-bearing cash for the three months and six months ended June 30, 2025 were $654 million yielding 4.40% and $632 million yielding 4.40%, respectively. The average balance and yields of interest-bearing cash for the three months and six months ended June 30, 2024 were $363 million yielding 5.40% and $265 million yielding 5.40%, respectively. The Company has other earning assets with variable yields such as commercial loans and lines of credit, consumer lines of credit and adjustable rate residential real estate loans, which are included in “other taxable loans” in the following “Summary of Average Balances, Yields/Rates and Interest Differential.”

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended June 30, 2025
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,128,578	$38,847	3.75%
Tax-exempt (1)	107,725	1,040	3.86%
Total investments (1)	4,236,303	39,887	3.75%
Loans:
Taxable	730,250	10,263	5.64%
Tax-exempt (1)	31,966	328	4.11%
Total loans (1)	762,216	10,591	5.57%
Total interest-bearing cash	653,924	7,273	4.40%
Total interest-earning assets (1)	5,652,443	57,751	4.07%
Other assets	389,657
Total assets	$6,042,100

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,245,077	$-	-%
Savings and interest-bearing transaction	2,520,212	2,994	0.48%
Time less than $100,000	49,208	37	0.30%
Time $100,000 or more	27,306	14	0.21%
Total interest-bearing deposits	2,596,726	3,045	0.47%
Securities sold under repurchase agreements	96,779	144	0.60%
Total interest-bearing liabilities	2,693,505	3,189	0.48%
Other liabilities	66,333
Shareholders' equity	1,037,185
Total liabilities and shareholders' equity	$6,042,100
Net interest spread (1) (2)			3.59%
Net interest and fee income and interest margin (1) (3)		$54,562	3.85%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Six Months Ended June 30, 2025
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,205,881	$80,127	3.80%
Tax-exempt (1)	109,613	2,099	3.83%
Total investments (1)	4,315,494	82,226	3.80%
Loans:
Taxable	742,489	20,644	5.61%
Tax-exempt (1)	33,510	691	4.12%
Total loans (1)	775,999	21,335	5.54%
Total interest-bearing cash	631,753	13,976	4.40%
Total interest-earning assets (1)	5,723,246	117,537	4.11%
Other assets	391,064
Total assets	$6,114,310

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,268,936	$-	-%
Savings and interest-bearing transaction	2,552,270	6,168	0.49%
Time less than $100,000	50,273	75	0.30%
Time $100,000 or more	28,377	31	0.22%
Total interest-bearing deposits	2,630,920	6,274	0.48%
Securities sold under repurchase agreements	100,670	311	0.62%
Total interest-bearing liabilities	2,731,590	6,585	0.49%
Other liabilities	67,280
Shareholders' equity	1,046,504
Total liabilities and shareholders' equity	$6,114,310
Net interest spread (1) (2)			3.62%
Net interest and fee income and interest margin (1) (3)		$110,952	3.87%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended June 30, 2025
	Compared with
	For the Three Months Ended June 30, 2024
	Volume	Yield/Rate	Total
	(In thousands)
(Decrease) increase in interest and loan fee income:
Investment securities:
Taxable	$(7,352)	$(5,605)	$(12,957)
Tax-exempt (1)	(226)	65	(161)
Total investments (1)	(7,578)	(5,540)	(13,118)
Loans:
Taxable	(906)	148	(758)
Tax-exempt (1)	(92)	-	(92)
Total loans (1)	(998)	148	(850)
Total interest-bearing cash	3,966	(1,654)	2,312
Total decrease in interest and loan fee income (1)	(4,610)	(7,046)	(11,656)
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(95)	698	603
Time less than $100,000	(8)	(4)	(12)
Time $100,000 or more	(4)	(2)	(6)
Total interest-bearing deposits	(107)	692	585
Bank term funding program borrowings	(2,692)	-	(2,692)
Securities sold under repurchase agreements	23	(34)	(11)
Total (decrease) increase in interest expense	(2,776)	658	(2,118)
Decrease in net interest and loan fee income (1)	$(1,834)	$(7,704)	$(9,538)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Six Months Ended June 30, 2025
	Compared with
	For the Six Months Ended June 30, 2024
	Volume	Yield/Rate	Total
	(In thousands)
(Decrease) increase in interest and loan fee income:
Investment securities:
Taxable	$(14,737)	$(11,085)	$(25,822)
Tax-exempt (1)	(476)	120	(356)
Total investments (1)	(15,213)	(10,965)	(26,178)
Loans:
Taxable	(1,747)	386	(1,361)
Tax-exempt (1)	(162)	4	(158)
Total loans (1)	(1,909)	390	(1,519)
Total interest-bearing cash	9,931	(3,199)	6,732
Total decrease in interest and loan fee income (1)	(7,191)	(13,774)	(20,965)
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(223)	1,964	1,741
Time less than $100,000	(15)	(8)	(23)
Time $100,000 or more	(8)	(2)	(10)
Total interest-bearing deposits	(246)	1,954	1,708
Bank term funding program borrowings	(3,535)	-	(3,535)
Securities sold under repurchase agreements	112	(8)	104
Total (decrease) increase in interest expense	(3,669)	1,946	(1,723)
Decrease in net interest and loan fee income (1)	$(3,522)	$(15,720)	$(19,242)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

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

Based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity, the Company provided no provision for credit losses in the second quarter of 2025 and during the six months ended June 30, 2025, the Company recorded a $550 thousand reversal of provision for credit losses, which was included in the first quarter of 2025. With $73 thousand of net loan recoveries in the second quarter 2024 and $1.6 million in nonperforming loans at June 30, 2024, the Company provided no provision for credit losses in the second quarter of 2024 and during the six months ended June 30, 2024, the Company provided $300 thousand for credit losses, which was recorded in the first quarter of 2024. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2025	2024	2025	2024
	(In thousands)

Service charges on deposit accounts	$3,368	$3,469	$6,749	$6,939
Merchant processing services	2,687	2,733	5,420	5,240
Debit card fees	1,664	1,706	3,245	3,249
Trust fees	867	811	1,766	1,605
ATM processing fees	482	540	945	1,131
Other service fees	450	450	879	888
Bank owned life insurance gains	106	-	208	-
Other noninterest income	691	791	1,424	1,545
Total	$10,315	$10,500	$20,636	$20,597

Noninterest income for the three months ended June 30, 2025 decreased $185 thousand compared with the three months ended June 30, 2024 primarily due to lower income from service charges on deposits accounts, ATM processing fees, merchant processing services and debit card fees, partially offset by higher income from trust fees and a $106 thousand bank owned life insurance gain.

Noninterest income for the six months ended June 30, 2025 increased $39 thousand compared with the six months ended June 30, 2024 primarily due to higher income from merchant processing services, trust fees and $208 thousand in bank owned life insurance gains, partially offset by lower income from service charges on deposit accounts and ATM processing fees.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2025	2024	2025	2024
	(In thousands)

Salaries and related benefits	$12,303	$12,483	$24,429	$25,069
Occupancy and equipment	5,154	5,158	10,192	10,198
Outsourced data processing services	2,709	2,511	5,406	5,047
Limited partnership operating losses	915	1,440	1,830	2,880
Courier service	687	686	1,375	1,335
Professional fees	386	362	781	764
Other noninterest expense	3,375	3,490	6,643	6,936
Total	$25,529	$26,130	$50,656	$52,229

Noninterest expense for the three months ended June 30, 2025 decreased $601 thousand compared with the three months ended June 30, 2024 primarily due to lower salaries and benefits and lower estimated operating losses from limited partnership investments, partially offset by an increase in outsourced data processing services expense.

Noninterest expense for the six months ended June 30, 2025 decreased $1.6 million compared with the six months ended June 30, 2024 primarily due to lower salaries and benefits and lower estimated operating losses from limited partnership investments, partially offset by an increase in outsourced data processing services expense.

Provision for Income Tax

The Company’s income tax provision (FTE) was $10.3 million for the three months ended June 30, 2025 and $21.4 million for the six months ended June 30, 2025 compared with $13.0 million for the three months ended June 30, 2024 and $26.4 million for the six months ended June 30, 2024. The effective tax rates (FTE) were 26.1% and 26.2%, for the three and six months ended June 30, 2025, respectively, compared with 26.8% for both the three and six months ended June 30, 2024.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Treasury, U.S. Government sponsored entities, state and political subdivisions, corporations and banks. The Company had no marketable equity securities at June 30, 2025 and December 31, 2024.

Management manages the investment securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $4.1 billion at June 30, 2025 and $4.2 billion at December 31, 2024. The following table lists debt securities in the Company’s portfolio by type as of the dates indicated. Debt securities held to maturity are listed at amortized cost before related reserve for expected credit losses of $1 thousand at June 30, 2025 and December 31, 2024. Debt securities available for sale are listed at fair value.

	At June 30, 2025		At December 31, 2024
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$301,903	7%	$292,117	7%
Agency residential mortgage-backed securities ("MBS")	245,156	6%	268,987	6%
Agency commercial MBS	96,265	2%	6,966	-%
U.S. Treasury securities	-	-%	4,955	-%
Obligations of states and political subdivisions	106,551	3%	113,447	3%
Corporate securities	2,530,867	63%	2,571,384	61%
Collateralized loan obligations	780,147	19%	982,589	23%
Total	$4,060,889	100%	$4,240,445	100%

Debt securities available for sale	$3,226,449		$3,395,810
Debt securities held to maturity	834,440		844,635
Total	$4,060,889		$4,240,445

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

At June 30, 2025, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

[The remainder of this page intentionally left blank]

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At June 30, 2025		At December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$1,931,579	$1,792,021	$2,031,144	$1,835,937
Debt securities held to maturity	738,846	725,112	735,447	703,210
Total corporate securities	$2,670,425	$2,517,133	$2,766,591	$2,539,147

The following table summarizes total corporate securities by credit rating:

	At June 30, 2025		At December 31, 2024
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
AA-	$75,648	3%	$72,569	3%
A+	257,710	10%	256,906	10%
A	373,832	15%	353,434	14%
A-	779,743	31%	807,698	32%
BBB+	649,400	26%	634,118	25%
BBB	380,800	15%	414,422	16%
Total corporate securities	$2,517,133	100%	$2,539,147	100%

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At June 30, 2025		At December 31, 2024
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,428,451	57%	$1,450,675	57%
Utilities	284,321	11%	275,551	11%
Industrial	219,610	9%	212,587	8%
Consumer, Non-cyclical	172,048	7%	169,311	7%
Communications	130,512	5%	154,358	6%
Basic Materials	102,024	4%	100,617	4%
Energy	71,037	3%	69,320	3%
Technology	62,382	2%	61,008	2%
Consumer, Cyclical	46,748	2%	45,720	2%
Total corporate securities	$2,517,133	100%	$2,539,147	100%

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the corporate securities are denominated in United States dollars:

	At June 30, 2025		At December 31, 2024
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,789,573	71%	$1,767,669	70%
Canada	199,532	8%	192,122	8%
Japan	155,523	6%	167,624	7%
United Kingdom	111,791	5%	139,648	5%
France	79,790	3%	92,970	4%
Switzerland	75,362	3%	73,424	3%
Netherlands	36,843	2%	35,425	1%
Australia	25,114	1%	24,700	1%
Belgium	17,118	1%	19,726	1%
Germany	13,347	-%	12,891	-%
Jersey	13,140	-%	12,948	-%
Total corporate securities	$2,517,133	100%	$2,539,147	100%

The following table summarizes the above corporate securities with issuer’s headquarters located outside of the United States of America by the industry sector in which the issuing companies operate; all the corporate securities are denominated in United States dollars:

	At June 30, 2025		At December 31, 2024
	Fair value	As a percent of total foreign corporate securities	Fair value	As a percent of total foreign corporate securities
	($ in thousands)
Financial	$615,794	85%	$659,403	86%
Energy	33,059	5%	32,041	4%
Consumer, Cyclical	26,487	4%	25,839	3%
Basic Materials	25,114	3%	24,700	3%
Consumer, Non-cyclical	17,118	2%	19,726	3%
Utilities	9,988	1%	9,769	1%
Total foreign corporate securities	$727,560	100%	$771,478	100%

The Company’s $780 million (fair value) in collateralized loan obligations at June 30, 2025, consist of investments in 77 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At June 30, 2025
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$258,472	$257,649
AA	523,578	522,498
Total	$782,050	$780,147

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

[The remainder of this page intentionally left blank]

Nonperforming Loans

	At June 30,		At December 31,
	2025	2024	2024
	(In thousands)

Nonperforming nonaccrual loans	$-	$971	$201
Performing nonaccrual loans	4,553	-	-
Total nonaccrual loans	4,553	971	201
Accruing loans 90 or more days past due	411	580	534
Total nonperforming loans	$4,964	$1,551	$735

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At June 30,	At December 31,
	2025	2024
	(In thousands)

Allowance for credit losses on loans	$13,787	$14,780
Allowance for credit losses on held to maturity debt securities	1	1
Total allowance for credit losses	$13,788	$14,781

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. The Company has evaluated each issuer’s historical financial performance and ability to service debt payments throughout and following the 2008-2009 recession. The Company has an expectation that nonpayment of the amortized cost basis continues to be zero. At June 30, 2025, no credit loss allowance was assigned to corporate securities held to maturity based on evaluation of each individual issuer’s historical financial performance throughout full business cycles. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $1 thousand related to municipal securities at June 30, 2025 and December 31, 2024, reflecting the expected credit losses on debt securities held to maturity.

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

[The remainder of this page intentionally left blank]

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2025	2024	2025	2024
	($ in thousands)
Analysis of the allowance for credit losses
Balance, beginning of period	$13,914	$15,879	$14,780	$16,867
Reversal of provision for credit losses	-	-	(550)	300
Loans charged off
Commercial	(28)	(28)	(38)	(28)
Commercial real estate	-	-	(191)	-
Consumer installment and other	(924)	(1,513)	(2,449)	(3,516)
Total chargeoffs	(952)	(1,541)	(2,678)	(3,544)
Recoveries of loans previously charged off
Commercial	9	11	274	23
Commercial real estate	14	132	27	177
Consumer installment and other	802	1,471	1,934	2,129
Total recoveries	825	1,614	2,235	2,329
Net loan (chargeoffs) recoveries	(127)	73	(443)	(1,215)
Balance, end of period	$13,787	$15,952	$13,787	$15,952

Net loan (chargeoffs) recoveries as a percentage of average total loans (annualized)	(0.07)%	0.04%	(0.12)%	(0.29)%

The Company's allowance for credit losses on loans is maintained at a level considered adequate to provide for expected losses based on historical loss rates adjusted for current and expected conditions over a forecast period. These include conditions unique to individual borrowers, as well as overall loan loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing and forecasted economic conditions, or credit protection agreements and other factors. Loans that share common risk characteristics are segregated into pools based on common characteristics, which are primarily determined by loan, borrower, or collateral type. Historical loss rates are determined for each pool. Loans that do not share risk characteristics with other loans in the pools are evaluated individually. See Note 2 “Accounting Policies” to the unaudited consolidated financial statements for additional information.

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2025
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,411	$6,165	$247	$26	$3,065	$13,914
Provision (reversal)	1,157	(5)	(247)	(2)	(903)	-
Chargeoffs	(28)	-	-	-	(924)	(952)
Recoveries	9	14	-	-	802	825
Total allowance for credit losses	$5,549	$6,174	$-	$24	$2,040	$13,787

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2025
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,197	$6,034	$247	$22	$4,280	$14,780
Provision (reversal)	1,116	304	(247)	2	(1,725)	(550)
Chargeoffs	(38)	(191)	-	-	(2,449)	(2,678)
Recoveries	274	27	-	-	1,934	2,235
Total allowance for credit losses	$5,549	$6,174	$-	$24	$2,040	$13,787

Management considers the $13.8 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of June 30, 2025.

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

The Company monitors the climate risks of its loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. At June 30, 2025, the Company had $13 million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields and volatile commodity prices without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles are not considered to be material risks to the Company’s automobile lending practices. The Company considers climate risk in its underwriting of corporate bonds, and avoids purchasing bonds of issuers, which, in Management’s judgement, have elevated climate risk.

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

The Company’s asset and liability position was generally “asset sensitive” at June 30, 2025, based on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes. However, in the dynamic simulation, an assumed decline in interest rates is expected to result in improved deposit balances funding higher earning asset levels. Further, in the dynamic simulation, no change in interest rates is expected to result in a decline in net interest income as asset yields remain stable and deposit costs rise as the Bank negotiates deposit rates with customers in the current environment.

At June 30, 2025, Management’s most recent measurements of estimated changes in net interest income were:

	Dynamic Simulation (1)	Static Simulation (2)
Change in Interest Rates	First Year Change in Net Interest Income
+ 2.0%	+ 5.5%	+ 14.1%
+ 1.0%	+ 2.8%	+ 7.0%
0.0%	- 3.1%	0.0%
- 1.0%	- 3.4%	- 7.8%
- 2.0%	- 7.6%	- 15.5%

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets for the six months ended June 30, 2025 and 96% for the year ended December 31, 2024. The Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit risk and capital management practices and by maintaining an appropriate level of liquidity.

Total deposits were $4,748 million at June 30, 2025 and $5,012 million at December 31, 2024. Total time deposits were $73 million at June 30, 2025 and $82 million at December 31, 2024. The Company has no foreign time deposits. FDIC deposit insurance is $250,000 per depositor, for each account ownership category. At June 30, 2025, estimated federally uninsured total deposits and time deposits were $2,273 million and $4 million, respectively.

The following table shows the time remaining to maturity of the Company’s estimated amounts of uninsured time deposits with a balance greater than $250,000 per depositor per category:

At June 30, 2025
(In thousands)
Three months or less	$1,951
Over three through six months	1,800
Over six through twelve months	351
Over twelve months	58
Total	$4,160

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, and principal and interest payments from debt securities and loans. At June 30, 2025, the Company had $626,437 thousand in cash balances. During the twelve months ending June 30, 2026, the Company expects to receive $288,000 thousand in principal payments from its debt securities. If additional operational liquidity is required, the Company can pledge debt securities as collateral for borrowing purposes; at June 30, 2025, the Company’s debt securities which qualify as collateral for borrowing totaled $3,522,823 thousand. In the ordinary course of business, the Company pledges debt securities as collateral for certain depository customers; at June 30, 2025, the Company had pledged $715,788 thousand in debt securities for depository customers. In the ordinary course of business, the Company pledges debt securities as collateral for borrowing from the Federal Reserve Bank; at June 30, 2025, the Company had pledged $703,398 thousand in debt securities at the Federal Reserve Bank. During the three months ended June 30, 2025, the Company’s average borrowings from the Federal Reserve Bank and other correspondent banks were $-0- thousand, respectively, and at June 30, 2025, the Company had no borrowings from the Federal Reserve Bank or other correspondent banks. At June 30, 2025, the Company had access to borrowing from the Federal Reserve Bank up to $703,398 thousand based on collateral pledged at June 30, 2025. At June 30, 2025, the Company’s estimated unpledged collateral qualifying debt securities totaled $1,683,788 thousand. Debt securities eligible as collateral are shown at market value unless noted otherwise:

[The remainder of this page intentionally left blank]

At June 30, 2025
(in thousands)
Debt Securities Eligible as Collateral:
Corporate Securities	$2,517,133
Collateralized Loan Obligations rated AAA	257,649
Obligations of States and Political Subdivisions	106,428
Agency Mortgage Backed Securities	339,710
Securities of U.S. Government Sponsored Entities	301,903
Total Debt Securities Eligible as Collateral	$3,522,823

Debt Securities Pledged as Collateral:
Debt Securities Pledged at the Federal Reserve Bank	$(703,398)
Deposits by Public Entities	(715,788)
Securities Sold under Repurchase Agreements	(412,956)
Other	(6,893)
Total Debt Securities Pledged as Collateral	$(1,839,035)

Estimated Debt Securities Available to Pledge	$1,683,788

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

Westamerica Bancorporation ("Parent Company") is a separate entity apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. The Parent Company had no debt at June 30, 2025. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees.

The Bank’s dividends paid to the Parent Company and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $24 million in the six months ended June 30, 2025 and $47 million in the year ended December 31, 2024 and retire common stock in the amounts of $57 million in the six months ended June 30, 2025 and $210 thousand in the year ended December 31, 2024. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not impact Parent Company's ability to meet its ongoing cash obligations. The Parent Company’s cash balance was $262 million at June 30, 2025 and $263 million at December 31, 2024.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was 11.6% (annualized) for the six months ended June 30, 2025 and 13.8% for the year ended December 31, 2024. The Company also raises capital as employees exercise stock options. Capital was not raised through the exercise of stock options in the six months ended June 30, 2025 while $1.5 million was raised through the exercise of stock options in the year ended December 31, 2024.

The Company paid common dividends totaling $24 million in the six months ended June 30, 2025 and $47 million in the year ended December 31, 2024, which represent dividends per common share of $0.90 and $1.76, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company retired 1.1 million shares valued at $57 million in the six months ended June 30, 2025 and 4 thousand shares valued at $210 thousand in the year ended December 31, 2024.

The Company's primary capital resource is shareholders' equity, which was $922 million at June 30, 2025 compared with $890 million at December 31, 2024. The Company's ratio of equity to total assets was 15.82% at June 30, 2025 and 14.65% at December 31, 2024.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At June 30, 2025		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	23.09%	15.61%	7.00%	6.50%
Tier I Capital	23.09%	15.61%	8.50%	8.00%
Total Capital	23.44%	16.12%	10.50%	10.00%
Leverage Ratio	15.49%	10.43%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2024		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	22.46%	15.33%	7.00%	6.50%
Tier I Capital	22.46%	15.33%	8.50%	8.00%
Total Capital	22.82%	15.84%	10.50%	10.00%
Leverage Ratio	15.30%	10.41%	4.00%	5.00%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2025.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the three months ended June 30, 2025.

	2025
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
April 1 through April 30	179	$47.92	179	1,465
May 1 through May 31	594	50.12	594	871
June 1 through June 30	-	-	-	871
Total	773	$49.61	773	871

The Company may repurchase shares of its common stock in the open market from time to time to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

The Company repurchased 773 thousand shares of its common stock during the three months ended June 30, 2025 pursuant to a program approved by the Board of Directors on February 27, 2025 authorizing the purchase of up to 2,000 thousand shares of common stock from time to time prior to March 31, 2026.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S‑K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: August 6, 2025