Form 10-Q
period 2025-09-30
WESTAMERICA BANCORPORATION
filed 2025-11-07
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of October 30, 2025
Common Stock,	24,933,051
No Par Value

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, expenses, future credit quality and performance, the appropriateness of the allowance for credit losses, loan growth or reduction, mitigation of risk in the Company’s loan and debt securities portfolios, income or loss, earnings or loss per share, the payment or nonpayment of dividends, stock repurchases, capital structure and other financial items; (ii) statements of plans, objectives and expectations of the Company or its management or board of directors, including those relating to products or services; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements. Words such as "believes", "anticipates", "expects", “estimates”, "intends", "targeted", "projected", “forecast”, "continue", "remain", "will", "should", "may" and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

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

These factors include but are not limited to (1) the length and severity of any difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset values including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by civil unrest, terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the local, regional and national economies; (6) changes in the interest rate environment and monetary policy; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing or security systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and debt securities, particularly the impact of rising interest rates on the Company’s securities portfolio; (11) asset/liability management risks; (12) liquidity risks including the impact of recent adverse developments in the banking industry; (13) the effect of climate change, natural disasters, including earthquakes, hurricanes, fire, flood, drought, and other disasters, on the uninsured value of the Company’s assets and of loan collateral, the financial condition of debtors and issuers of debt securities, the economic conditions affecting the Company’s market place, and commodities and asset values; (14) changes in the securities markets; (15) the impacts of tariffs, sanctions and trade policies of the United States and its global trading partners and uncertainty regarding the same; (16) inflation, (17) the effects of the on-going federal government shutdown and (18) the outcome of contingencies, such as legal proceedings. However, the reader should not consider the above-mentioned factors to be a complete set of all potential risks or uncertainties.

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

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At September 30,	At December 31,
	2025	2024
	(In thousands)
Assets:
Cash and due from banks	$659,268	$601,494
Debt securities available for sale	3,305,324	3,395,810
Debt securities held to maturity, net of allowance for credit losses of
$1 at September 30, 2025 and December 31, 2024
(Fair value of $817,188 at September 30, 2025 and $807,838 at December 31, 2024)	826,505	844,634
Loans	741,579	820,300
Allowance for credit losses on loans	(11,859)	(14,780)
Loans, net of allowance for credit losses on loans	729,720	805,520
Premises and equipment, net	25,874	26,133
Identifiable intangibles, net	-	125
Goodwill	121,673	121,673
Other assets	246,074	280,885
Total Assets	$5,914,438	$6,076,274

Liabilities:
Noninterest-bearing deposits	$2,214,100	$2,333,389
Interest-bearing deposits	2,579,079	2,678,461
Total deposits	4,793,179	5,011,850
Securities sold under repurchase agreements	133,651	120,322
Other liabilities	55,962	54,145
Total Liabilities	4,982,792	5,186,317

Contingencies (Note 10)

Shareholders' Equity:
Common stock and additional paid-in-capital
Common stock (no par value), authorized: 150,000 shares issued and outstanding: 25,107 at September 30, 2025 and 26,708 at December 31, 2024	448,565	476,471
Deferred compensation	35	35
Accumulated other comprehensive loss	(99,913)	(168,104)
Retained earnings	582,959	581,555
Total Shareholders' Equity	931,646	889,957
Total Liabilities and Shareholders' Equity	$5,914,438	$6,076,274

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$10,257	$11,441	$31,449	$34,119
Equity securities	409	388	1,239	1,178
Debt securities available for sale	30,358	40,616	94,376	130,345
Debt securities held to maturity	8,370	8,587	25,312	25,964
Interest-bearing cash	7,840	6,762	21,816	14,006
Total Interest and Loan Fee Income	57,234	67,794	174,192	205,612
Interest Expense:
Deposits	3,453	3,113	9,727	7,679
Bank Term Funding Program borrowings	-	2,278	-	5,813
Securities sold under repurchase agreements	192	254	503	461
Total Interest Expense	3,645	5,645	10,230	13,953
Net Interest and Loan Fee Income	53,589	62,149	163,962	191,659
(Reversal of) Provision for Credit Losses	-	-	(550)	300
Net Interest and Loan Fee Income After (Reversal of) Provision
for Credit Losses	53,589	62,149	164,512	191,359
Noninterest Income:
Service charges on deposit accounts	3,317	3,585	10,066	10,524
Merchant processing services	2,860	2,474	8,280	7,714
Debit card fees	1,603	1,702	4,848	4,951
Trust fees	895	846	2,661	2,451
ATM processing fees	483	533	1,428	1,664
Other service fees	448	454	1,327	1,342
Bank owned life insurance gains	-	202	208	202
Other noninterest income	545	2,129	1,969	3,674
Total Noninterest Income	10,151	11,925	30,787	32,522
Noninterest Expense:
Salaries and related benefits	12,387	12,762	36,816	37,831
Occupancy and equipment	5,253	5,256	15,445	15,454
Outsourced data processing services	2,722	2,614	8,128	7,661
Limited partnership operating losses	915	1,210	2,745	4,090
Courier service	738	682	2,113	2,017
Professional fees	643	337	1,424	1,101
Other noninterest expense	3,142	3,448	9,785	10,384
Total Noninterest Expense	25,800	26,309	76,456	78,538
Income Before Income Taxes	37,940	47,765	118,843	145,343
Provision for income taxes	9,677	12,708	30,477	38,407
Net Income	$28,263	$35,057	$88,366	$106,936

Average Common Shares Outstanding	25,341	26,685	25,953	26,680
Average Diluted Common Shares Outstanding	25,341	26,686	25,953	26,681
Per Common Share Data:
Basic earnings	$1.12	$1.31	$3.40	$4.01
Diluted earnings	1.12	1.31	3.40	4.01
Dividends paid	0.46	0.44	1.36	1.32

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2025	2024	2025	2024
	(In thousands)
Net income	$28,263	$35,057	$88,366	$106,936
Other comprehensive income:
Changes in net unrealized losses on debt securities available for sale	23,899	98,879	96,812	88,915
Deferred tax expense	(7,065)	(29,232)	(28,621)	(26,286)
Changes in net unrealized losses on debt securities available for sale, net of tax	16,834	69,647	68,191	62,629
Total comprehensive income	$45,097	$104,704	$156,557	$169,565

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

		Common		Accumulated
	Common	Stock and		Other
	Shares	Additional	Deferred	Comprehensive	Retained
	Outstanding	Paid-in Capital	Compensation	(Loss) Income	Earnings	Total
	(In thousands except dividend per share)

Balance, June 30, 2025	25,587	$456,929	$35	$(116,747)	$581,566	$921,783
Net income for the period					28,263	28,263
Other comprehensive income				16,834		16,834
Exercise of stock options	8	376				376
Stock based compensation	-	200				200
Stock awarded to employees	-	9				9
Excise tax on net common stock
Repurchase		(239)				(239)
Retirement of common stock	(488)	(8,710)			(15,169)	(23,879)
Dividends ($0.46 per share)					(11,701)	(11,701)
Balance, September 30, 2025	25,107	$448,565	$35	$(99,913)	$582,959	$931,646

Balance, December 31, 2024	26,708	$476,471	$35	$(168,104)	$581,555	$889,957
Net income for the period					88,366	88,366
Other comprehensive income				68,191		68,191
Exercise of stock options	8	376				376
Restricted stock activity	12	623				623
Stock based compensation	-	800				800
Stock awarded to employees	1	59				59
Excise tax on net common stock
Repurchase		(802)				(802)
Retirement of common stock	(1,622)	(28,962)			(51,489)	(80,451)
Dividends ($1.36 per share)					(35,473)	(35,473)
Balance, September 30, 2025	25,107	$448,565	$35	$(99,913)	$582,959	$931,646

Balance, June 30, 2024	26,683	$474,583	$35	$(197,300)	$538,282	$815,600
Net income for the period					35,057	35,057
Other comprehensive income				69,647		69,647
Exercise of stock options	2	95				95
Stock based compensation	-	371				371
Stock awarded to employees	1	12				12
Dividends ($0.44 per share)					(11,742)	(11,742)
Balance, September 30, 2024	26,686	$475,061	$35	$(127,653)	$561,597	$909,040

Balance, December 31, 2023	26,671	$473,136	$35	$(190,282)	$490,005	$772,894
Net income for the period					106,936	106,936
Other comprehensive income				62,629		62,629
Exercise of stock options	7	298				298
Restricted stock activity	11	505				505
Stock based compensation	-	1,144				1,144
Stock awarded to employees	1	60				60
Retirement of common stocks	(4)	(82)			(128)	(210)
Dividends ($1.32 per share)					(35,216)	(35,216)
Balance, September 30, 2024	26,686	$475,061	$35	$(127,653)	$561,597	$909,040

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months
	Ended September 30,
	2025	2024
	(In thousands)
Operating Activities:
Net income	$88,366	$106,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,098	8,237
(Reversal of) credit provision for credit losses	(550)	300
Net amortization of deferred loan cost (fees)	240	(354)
Stock option compensation expense	800	1,144
Bank owned life insurance gains	(208)	(202)
Net gain on sale of other assets	-	(1,367)
Income taxes payable (receivable)	3,744	(6,027)
Net changes in:
Interest income receivable	5,222	6,441
Equity securities held for trading	90	-
Other assets	(644)	(711)
Net deferred tax asset	4,212	1,679
Interest expense payable	138	141
Other liabilities	(12,179)	(4,418)
Net Cash Provided by Operating Activities	95,329	111,799
Investing Activities:
Net repayments of loans	75,611	31,140
Purchases of debt securities available for sale	(393,826)	(13,636)
Proceeds from maturity/calls of debt securities available for sale	579,372	515,196
Proceeds from maturity/calls of debt securities held to maturity	22,894	32,792
Proceeds from bank owned life insurance policies	904	1,059
Proceeds from sale of other assets	-	5,378
Purchases of premises and equipment	(1,620)	(1,077)
Net Cash Provided by Investing Activities	283,335	570,852
Financing Activities:
Net change in deposits	(218,671)	(409,217)
Net change in short-term borrowings	13,329	74,325
Exercise of stock options	376	298
Retirement of common stock	(80,451)	(210)
Common stock dividends paid	(35,473)	(35,216)
Net Cash Used in Financing Activities	(320,890)	(370,020)
Net Change In Cash and Due from Banks	57,774	312,631
Cash and Due from Banks at Beginning of Period	601,494	190,314
Cash and Due from Banks at End of Period	$659,268	$502,945

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$8,895	$4,553
Securities purchases pending settlement	4,298	-
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	4,899	4,888
Interest paid for the period	10,092	13,812
Income tax payments for the period	22,520	42,755

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Management continues to evaluate the impacts of inflation, the Federal Reserve’s monetary policy, the impacts of tariffs, international trade tensions, and climate changes on the Company’s business. The banking industry could experience significant volatility as it did with several regional bank failures in 2023. Industrywide concerns could develop related to liquidity, deposit outflows and unrealized losses on debt securities. These recent events and concerns could adversely affect the Company’s ability to effectively fund its operations. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects. The extent of the impact on the Company’s results of operations, cash flow, liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted. Furthermore, the effects could have a material impact on the Company’s results of operations and heighten many of the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Accrued interest is excluded from the estimation of expected credit loss. Accrued interest is reversed through interest income when amounts are determined to be uncollectible, which generally occurs when the underlying receivable is placed on nonaccrual status or charged off.

Equity Securities. Equity securities consist of marketable equity securities, mutual funds and nonmarketable equity securities. Dividends are recognized in interest income. Unrealized and realized gains and losses are included in noninterest income. Marketable equity securities and mutual funds are recorded at fair value. Certain equity securities are held for trading.

Nonmarketable equity securities include securities that are not publicly traded, such as Visa Class B-1 common stock, and securities acquired to meet regulatory requirements, such as Federal Reserve Bank stock, which are restricted. These restricted securities are accounted for under the cost method. The Company reviews those assets accounted for under the cost method at least quarterly. The Company’s review typically includes an analysis of the facts and circumstances of each investment, the expectations for the investment’s cash flows and capital needs, the viability of its business model and any exit strategy. When the review indicates that impairment exists the asset value is reduced to fair value. The Company recognizes the estimated loss in noninterest income. See Note 7 to the unaudited consolidated financial statements for additional information related to nonmarketable equity securities.

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

Note 3: Debt Securities Available for Sale and Held to Maturity

The Company uses its debt securities portfolio to manage interest rate risk, provide liquidity (including the ability to meet regulatory requirements), generate interest and dividend income, and as collateral for public deposits and wholesale funding sources. The Company’s debt securities portfolio includes debt securities classified as held to maturity and available for sale. While the Company intends to hold its debt securities to maturity, it may sell debt securities available for sale in response to structural changes in the balance sheet and related interest rate risk and to meet liquidity requirements, among other factors.

Debt securities available for sale are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income. Debt securities held to maturity are carried at amortized cost. The following tables provide an analysis of the amortized cost and fair value by major categories of debt securities available for sale and debt securities held to maturity before allowance for credit losses of $1 thousand at September 30, 2025 and December 31, 2024. In accordance with GAAP, unrealized gains and losses on held to maturity securities have not been recognized in the Company’s financial statements.

	At September 30, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential mortgage-backed securities ("MBS")	$203,929	$6	$(11,445)	$192,490
Agency commercial MBS	398,586	788	(2,210)	397,164
Securities of U.S. Government sponsored entities	313,025	55	(7,888)	305,192
Obligations of states and political subdivisions	52,418	8	(573)	51,853
Corporate securities	1,917,181	-	(119,619)	1,797,562
Collateralized loan obligations	562,034	512	(1,483)	561,063
Total debt securities available for sale	3,447,173	1,369	(143,218)	3,305,324
Debt securities held to maturity:
Agency residential MBS	46,433	26	(2,566)	43,893
Obligations of states and political subdivisions	39,528	15	(45)	39,498
Corporate securities	740,545	2,576	(9,324)	733,797
Total debt securities held to maturity	826,506	2,617	(11,935)	817,188
Total	$4,273,679	$3,986	$(155,153)	$4,122,512

	At December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$229,050	$1	$(17,991)	$211,060
Agency commercial MBS	7,098	-	(132)	6,966
Securities of U.S. Government sponsored entities	311,201	1	(19,085)	292,117
U.S. Treasury securities	4,945	10	-	4,955
Obligations of states and political subdivisions	63,878	9	(1,701)	62,186
Corporate securities	2,031,144	127	(195,334)	1,835,937
Collateralized loan obligations	987,155	642	(5,208)	982,589
Total debt securities available for sale	3,634,471	790	(239,451)	3,395,810
Debt securities held to maturity:
Agency residential MBS	57,927	23	(4,218)	53,732
Obligations of states and political subdivisions	51,261	12	(377)	50,896
Corporate securities	735,447	-	(32,237)	703,210
Total debt securities held to maturity	844,635	35	(36,832)	807,838
Total	$4,479,106	$825	$(276,283)	$4,203,648

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At September 30, 2025
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$168,382	$167,424	$29,562	$29,535
Over 1 to 5 years	1,234,938	1,183,538	411,838	413,990
Over 5 to 10 years	879,304	803,645	338,673	329,770
Subtotal	2,282,624	2,154,607	780,073	773,295
Collateralized loan obligations	562,034	561,063	-	-
Agency residential MBS	203,929	192,490	46,433	43,893
Agency commercial MBS	398,586	397,164	-	-
Total	$3,447,173	$3,305,324	$826,506	$817,188

	At December 31, 2024
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$124,667	$124,448	$13,508	$13,468
Over 1 to 5 years	993,874	940,578	347,566	342,500
Over 5 to 10 years	1,292,627	1,130,169	425,634	398,138
Subtotal	2,411,168	2,195,195	786,708	754,106
Collateralized loan obligations	987,155	982,589	-	-
Agency residential MBS	229,050	211,060	57,927	53,732
Agency commercial MBS	7,098	6,966	-	-
Total	$3,634,471	$3,395,810	$844,635	$807,838

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

[The remainder of this page intentionally left blank]

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At September 30, 2025
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	5	$18,550	$(337)	104	$173,381	$(11,108)	109	$191,931	$(11,445)
Agency commercial MBS	33	233,147	(2,210)	-	-	-	33	233,147	(2,210)
Securities of U.S. Government sponsored entities	-	-	-	19	288,409	(7,888)	19	288,409	(7,888)
Obligations of states and political subdivisions	1	1,311	(2)	30	40,371	(571)	31	41,682	(573)
Corporate securities	-	-	-	129	1,796,562	(119,619)	129	1,796,562	(119,619)
Collateralized loan obligations	3	25,645	(78)	9	84,308	(1,405)	12	109,953	(1,483)
Total	42	$278,653	$(2,627)	291	$2,383,031	$(140,591)	333	$2,661,684	$(143,218)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At September 30, 2025
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	-	$-	$-	63	$42,819	$(2,566)	63	$42,819	$(2,566)
Obligations of states and political subdivisions	1	365	-	20	18,465	(45)	21	18,830	(45)
Corporate securities	2	4,705	(9)	27	373,660	(9,315)	29	378,365	(9,324)
Total	3	$5,070	$(9)	110	$434,944	$(11,926)	113	$440,014	$(11,935)

Based upon the Company’s September 30, 2025 evaluation, the unrealized losses on debt securities were caused by market conditions for these types of securities. Market interest rates are currently higher than the book yield of the securities, causing declines in bond values generally. The Company continually monitors interest rate changes, risk premium spread changes, credit rating changes for issuers of bonds owned, collateralized loan obligations’ collateral levels, and corporate bond issuers’ common stock price changes. All collateralized loan obligations, obligations of states and political subdivisions, and corporate securities were investment grade rated at September 30, 2025.

The Company does not intend to sell any debt securities available for sale with a material unrealized loss and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis.

The Company evaluates held to maturity corporate debt securities individually, monitoring each issuer’s financial condition, profitability, cash flows and credit rating agency conclusions. The Company has evaluated each issuer’s historical financial performance and ability to service debt payments, including throughout and following the 2008-2009 recession. The Company has an expectation that nonpayment of the amortized cost basis continues to be zero.

The fair values of debt securities could decline in the future if market interest rates rise, the general economy deteriorates, inflation increases, credit ratings decline, the issuers’ financial condition deteriorates, or the liquidity for debt securities declines. As a result, significant credit losses on debt securities may occur in the future.

As of September 30, 2025 and December 31, 2024, the Company’s debt securities pledged had a carrying value of $1,858,958 thousand and $2,049,954 thousand, respectively, primarily to secure public deposits, Federal Reserve Bank borrowings and securities sold under repurchase agreements.

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

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At September 30, 2025, no credit loss allowance was assigned to corporate securities held to maturity.

The following table summarizes the amortized cost of debt securities held to maturity at September 30, 2025, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At September 30, 2025
	AAA/AA/A	BBB+/BBB	Not Rated	Total
	(In thousands)
Agency residential MBS	$45,984	$-	$449	$46,433
Obligations of states and political subdivisions	39,528	-	-	39,528
Corporate securities	557,363	183,182	-	740,545
Total	$642,875	$183,182	$449	$826,506

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of September 30, 2025.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months		For the Nine Months
	Ended September 30,
	2025	2024	2025	2024
	(In thousands)

Taxable	$38,402	$48,699	$118,529	$154,648
Tax-exempt from federal income tax	735	892	2,398	2,839
Total interest income from investment securities	$39,137	$49,591	$120,927	$157,487

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated:

	At September 30,	At December 31,
	2025	2024
	(In thousands)

Commercial	$113,840	$127,276
Commercial real estate	489,384	507,900
Construction	-	5,064
Residential real estate	7,517	8,274
Consumer installment & other	130,838	171,786
Total	$741,579	$820,300

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2025
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$5,549	$6,174	$-	$24	$2,040	$13,787
Provision (reversal)	123	(295)	-	(6)	178	-
Chargeoffs	(1,559)	-	-	-	(912)	(2,471)
Recoveries	36	13	-	-	494	543
Total allowance for credit losses	$4,149	$5,892	$-	$18	$1,800	$11,859

[The remainder of this page intentionally left blank]

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2025
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,197	$6,034	$247	$22	$4,280	$14,780
Provision (reversal)	1,239	9	(247)	(4)	(1,547)	(550)
Chargeoffs	(1,597)	(191)	-	-	(3,361)	(5,149)
Recoveries	310	40	-	-	2,428	2,778
Total allowance for credit losses	$4,149	$5,892	$-	$18	$1,800	$11,859

The allowance for credit losses for commercial real estate loans decreased in the nine months ended September 30, 2025 primarily due to lower commercial real loan balances resulting in a decrease in estimated credit losses over the remaining life of such loans. The allowance for credit losses for consumer installment and other loans decreased in the nine months ended September 30, 2025 primarily due to a decrease in estimated future credit losses based on improved delinquency and net charge-off trends and declining loan balances, primarily indirect auto loans. The chargeoffs for commercial loans increased in the three and nine months ended September 30, 2025 primarily due to a $1,559 thousand chargeoff on an individually evaluated loan.

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

[The remainder of this page intentionally left blank]

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At September 30, 2025
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$111,268	$480,675	$-	$7,312	$128,855	$728,110
Substandard	1,144	8,709	-	205	1,539	11,597
Doubtful	1,428	-	-	-	64	1,492
Loss	-	-	-	-	380	380
Total	$113,840	$489,384	$-	$7,517	$130,838	$741,579

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2024
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$122,958	$489,522	$-	$7,984	$169,251	$789,715
Substandard	4,318	18,378	5,064	290	1,817	29,867
Doubtful	-	-	-	-	192	192
Loss	-	-	-	-	526	526
Total	$127,276	$507,900	$5,064	$8,274	$171,786	$820,300

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At September 30, 2025
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$112,164	$96	$151	$-	$1,429	$113,840
Commercial real estate	487,884	582	-	-	918	489,384
Construction	-	-	-	-	-	-
Residential real estate	7,517	-	-	-	-	7,517
Consumer installment and other	128,185	1,785	571	297	-	130,838
Total	$735,750	$2,463	$722	$297	$2,347	$741,579

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2024
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$126,538	$700	$28	$-	$10	$127,276
Commercial real estate	506,588	1,121	-	-	191	507,900
Construction	5,064	-	-	-	-	5,064
Residential real estate	8,274	-	-	-	-	8,274
Consumer installment and other	166,875	3,493	884	534	-	171,786
Total	$813,339	$5,314	$912	$534	$201	$820,300

At September 30, 2025, $700 thousand was allocated as allowance for credit losses to one loan with a carrying balance of $700 thousand on nonaccrual status. There was no allowance for credit losses allocated to loans on nonaccrual status as of December 31, 2024.

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2025 or December 31, 2024.

There were no loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and September 30, 2024.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral dependent are reassessed quarterly. Loans that were considered collateral dependent at September 30, 2025 included the following: six commercial real estate loans totaling $8.0 million secured by real property, one $199 thousand commercial loan secured by real property and $246 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at September 30, 2025. Loans that were considered collateral dependent at December 31, 2024 included the following: nine commercial real estate loans totaling $17.6 million secured by real property and $503 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2024.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At September 30, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$21,365	$4,952	$9,250	$7,368	$17,112	$28,122	$88,169	$23,099	$111,268
Substandard	215	-	-	-	-	515	730	414	1,144
Doubtful	-	-	-	-	-	728	728	700	1,428
Loss	-	-	-	-	-	-	-	-	-
Total	$21,580	$4,952	$9,250	$7,368	$17,112	$29,365	$89,627	$24,213	$113,840

Current gross chargeoffs on commercial loans:
For the three months ended September 30, 2025
	$-	$1,559	$-	$-	$-	$-	$1,559	$-	$1,559
For the nine months ended September 30, 2025
	-	1,559	-	5	-	-	1,564	33	1,597

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$18,752	$8,542	$18,539	$12,388	$14,776	$19,399	$92,396	$30,562	$122,958
Substandard	266	-	2,835	-	-	-	3,101	1,217	4,318
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$19,018	$8,542	$21,374	$12,388	$14,776	$19,399	$95,497	$31,779	$127,276

Current gross chargeoffs on commercial loans:
For the year ended December 31, 2024
	$59	$-	$-	$-	$-	$-	$59	$224	$283

	At September 30, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$220,763	$56,562	$46,909	$41,358	$69,894	$45,189	$480,675	$-	$480,675
Substandard	7,620	-	919	-	-	170	8,709	-	8,709
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$228,383	$56,562	$47,828	$41,358	$69,894	$45,359	$489,384	$-	$489,384

Current gross chargeoffs on commercial real estate loans:
For the three months ended September 30, 2025
	$-	$-	$-	$-	$-	$-	$-	$-	$-
For the nine months ended September 30, 2025
	191	-	-	-	-	-	191	-	191

[The remainder of this page intentionally left blank]

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$197,160	$65,384	$63,697	$49,117	$43,091	$71,073	$489,522	$-	$489,522
Substandard	17,409	969	-	-	-	-	18,378	-	18,378
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$214,569	$66,353	$63,697	$49,117	$43,091	$71,073	$507,900	$-	$507,900

Current gross chargeoffs on commercial real estate loans:
For the year ended December 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At September 30, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$7,312	$-	$-	$-	$-	$-	$7,312	$-	$7,312
Substandard	205	-	-	-	-	-	205	-	205
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$7,517	$-	$-	$-	$-	$-	$7,517	$-	$7,517

Current gross chargeoffs on residential real estate loans:
For the three months ended September 30, 2025
	$-	$-	$-	$-	$-	$-	$-	$-	$-
For the nine months ended September 30, 2025
	-	-	-	-	-	-	-	-	-

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$7,984	$-	$-	$-	$-	$-	$7,984	$-	$7,984
Substandard	290	-	-	-	-	-	290	-	290
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$8,274	$-	$-	$-	$-	$-	$8,274	$-	$8,274

Current gross chargeoffs on residential real estate loans:
For the year ended December 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

At September 30, 2025
Line of
Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$-	$-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$-	$-

Current gross chargeoffs on construction loans:
For the three months ended September 30, 2025
	$-	$-	$-	$-	$-	$-	$-	$-	$-
For the nine months ended September 30, 2025
	-	-	-	-	-	-	-	-	-

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$-	$-
Substandard	-	-	-	-	-	-	-	5,064	5,064
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$5,064	$5,064

Current gross chargeoffs on construction loans:
For the year ended December 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At September 30, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$8,266	$21,397	$34,756	$19,757	$18,764	$11,198	$114,138	$14,047	$128,185
30-59 days past due	202	534	553	247	105	100	1,741	44	1,785
60-89 days past due	29	90	181	100	156	-	556	15	571
Past due 90 days or more	33	75	102	-	36	-	246	51	297
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$8,530	$22,096	$35,592	$20,104	$19,061	$11,298	$116,681	$14,157	$130,838

Current gross chargeoffs on consumer installment and other loans:
For the three months ended September 30, 2025
	$86	$68	$334	$199	$161	$5	$853	$59	$912
For the nine months ended September 30, 2025
	216	595	1,228	565	612	5	3,221	140	3,361

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$6,068	$12,464	$32,608	$48,694	$26,805	$24,522	$151,161	$15,714	$166,875
30-59 days past due	173	201	949	1,392	385	263	3,363	130	3,493
60-89 days past due	33	36	184	256	91	120	720	164	884
Past due 90 days or more	-	38	129	200	149	-	516	18	534
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$6,274	$12,739	$33,870	$50,542	$27,430	$24,905	$155,760	$16,026	$171,786

Current gross chargeoffs on consumer installment and other loans:
For the year ended December 31, 2024
	$246	$388	$2,376	$1,843	$913	$162	$5,928	$463	$6,391

There were no loans held for sale at September 30, 2025 and December 31, 2024.

The Company held no other real estate owned (OREO) at September 30, 2025 and December 31, 2024. At September 30, 2025 and December 31, 2024, there were no consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person at any one time shall not exceed the following limitations: (a) unsecured credits shall not exceed 15 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures, or (b) secured and unsecured credits in all shall not exceed 25 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures. At September 30, 2025, the Bank did not have credit extended to any one entity exceeding these limits. At September 30, 2025, the Bank had 25 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $23,245 thousand and $26,292 thousand at September 30, 2025 and December 31, 2024, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At September 30, 2025, the Bank held corporate bonds in 106 issuing entities that exceeded $5 million for each issuer.

[The remainder of this page intentionally left blank]

Note 6: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three and nine months ended September 30, 2025 and the year ended December 31, 2024, as no triggering events occurred during such periods. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the three and nine months ended September 30, 2025 and the year ended December 31, 2024, no such adjustments were recorded.

The carrying values of goodwill were:

	At September 30, 2025	At December 31, 2024
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization were:

	At September 30, 2025		At December 31, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(56,808)	$56,808	$(56,683)

The following table shows the current period amortization expense for identifiable intangible assets which were fully amortized in the nine months ended September 30, 2025:

Total
Core
Deposit
Intangibles
(In thousands)
For the nine months ended September 30, 2025 (actual)	$125

Note 7: Other Assets and Other Liabilities

Other assets consisted of the following:

	At September 30,	At December 31,
	2025	2024
	(In thousands)
Equity securities not held for trading at cost:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total equity securities not held for trading at cost	14,227	14,227
Equity securities held for trading at fair value	436	-
Total equity securities	14,663	14,227
Bank owned life insurance cash surrender value	70,467	68,578
Net deferred tax asset	56,825	88,606
Right-of-use asset	22,425	17,985
Limited partnership investments	30,806	28,551
Interest receivable	39,384	44,606
Prepaid assets	4,908	5,697
Other assets	6,596	12,635
Total other assets	$246,074	$280,885

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

At September 30, 2025, the Company had marketable equity securities held for trading at fair value of $436 thousand. The Company recognized unrealized losses of $90 thousand in net income during the three months ended September 30, 2025. There were no purchases or sales of securities held for trading during the three months ended September 30, 2025 and September 30, 2024. There were no marketable equity securities at December 31, 2024.

The Company owns 211 thousand shares of Visa Inc. (“Visa”) Class B-1 common stock, which have transfer restrictions; the carrying value is $-0- thousand. Following the resolution of certain litigation involving Visa, shares of Visa’s Class B-1 stock will convert to shares of Visa Class A common stock based on a conversion factor (1.5549 as of September 30, 2025), which is periodically adjusted to reflect Visa’s ongoing litigation costs. Given the transfer restrictions and continuing uncertainty regarding the likelihood, ultimate timing and eventual conversion of Visa Class B-1 common stock for shares of Visa Class A common stock or other marketable classes of Visa common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. Visa Class A common stock trades on the New York Stock Exchange and had a closing price of $341.38 per share on September 30, 2025, the last trading day for the third quarter 2025. The ultimate value of the Company’s Visa Class B-1 shares is subject to the extent of Visa’s future litigation escrow fundings, the resulting conversion rate to Visa Class A common stock, and current and future transfer restrictions on the Visa Class B-1 common stock. At September 30, 2025, the Company did not record an adjustment to the carrying value of the Visa Class B-1 shares.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At September 30, 2025, these investments totaled $30,806 thousand and $11,320 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2024, these investments totaled $28,551 thousand and $11,368 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At September 30, 2025, the $11,320 thousand of outstanding equity capital commitments are expected to be paid as follows: $2,808 thousand in the remainder of 2025, $4,688 thousand in 2026, $2,569 thousand in 2027, $348 thousand in 2028, $396 thousand in 2029 and $511 thousand in 2030 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Nine Months Ended
	September 30,
	2025	2024	2025	2024
	(In thousands)
Investment loss included in pre-tax income	$915	$1,210	$2,745	$4,090
Tax credits recognized in provision for income taxes	975	785	2,925	2,735

Other liabilities consisted of the following:

	At September 30,	At December 31,
	2025	2024
	(In thousands)
Operating lease liability	$22,425	$17,985
Securities purchases pending settlement	4,298	-
Other liabilities	29,239	36,160
Total other liabilities	$55,962	$54,145

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of September 30, 2025.

As of September 30, 2025, the Company’s lease liability and right-of-use asset were $22,425 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.9 years and 3.80%, respectively, at September 30, 2025. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of September 30, 2025.

Total lease costs were $1,700 thousand and $5,071 thousand in the three and nine months ended September 30, 2025, respectively, and were recorded within occupancy and equipment expense. Total lease costs were $1,663 thousand and $5,020 thousand in the three and nine months ended September 30, 2024, respectively, and were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable lease costs or sublease income during the nine months ended September 30, 2025 and September 30, 2024.

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At September 30,
2025
(In thousands)
The remainder of 2025	$1,639
2026	6,184
2027	5,814
2028	4,914
2029	3,185
Thereafter	2,479
Total minimum lease payments	24,215
Less: discount	(1,790)
Present value of lease liability	$22,425

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At September 30,	At December 31,
	2025	2024
	(In thousands)
Noninterest-bearing	$2,214,100	$2,333,389
Interest-bearing:
Transaction	881,367	953,863
Savings	1,626,474	1,642,360
Time deposits less than $100 thousand	42,614	47,585
Time deposits $100 thousand through $250 thousand	20,210	25,368
Time deposits more than $250 thousand	8,414	9,285
Total deposits	$4,793,179	$5,011,850

Demand deposit overdrafts of $490 thousand and $591 thousand were included as loan balances at September 30, 2025 and December 31, 2024, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $12 thousand and $43 thousand for the three and nine months ended September 30, 2025, respectively, and $30 thousand and $71 thousand for the three and nine months ended September 30, 2024, respectively.

[The remainder of this page intentionally left blank]

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At September 30,	At December 31,
	2025	2024
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$18,689	$21,284
Corporate securities	396,786	412,921
Total collateral carrying value	$415,475	$434,205
Total short-term borrowed funds	$133,651	$120,322

At September 30, 2025, the Company had access to borrowing from the Federal Reserve up to $647,776 thousand based on the collateral pledged at September 30, 2025. The Company had a $60,000 thousand line of credit with a correspondent bank at September 30, 2025. There were no borrowings from the Federal Reserve Bank or correspondent banks at September 30, 2025. At September 30, 2025, the Company’s estimated unpledged collateral qualifying debt securities totaled $1,970,022 thousand.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At September 30, 2025
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$192,490	$-	$192,490	$-
Agency commercial MBS	397,164	-	397,164	-
Securities of U.S. Government sponsored entities	305,192	-	305,192	-
Obligations of states and political subdivisions	51,853	-	51,853	-
Corporate securities	1,797,562	-	1,797,562	-
Collateralized loan obligations	561,063	-	561,063	-
Total debt securities available for sale	3,305,324	-	3,305,324	-
Equity securities held for trading	436	436	-	-
Total securities measured at fair value	$3,305,760	$436	$3,305,324	$-

(1) There were no transfers into or out of level 3 during the nine months ended September 30, 2025.

	At December 31, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$211,060	$-	$211,060	$-
Agency commercial MBS	6,966	-	6,966	-
Securities of U.S. Government sponsored entities	292,117	-	292,117	-
U.S. Treasury securities	4,955	4,955	-	-
Obligations of states and political subdivisions	62,186	-	62,186	-
Corporate securities	1,835,937	-	1,835,937	-
Collateralized loan obligations	982,589	-	982,589	-
Total debt securities available for sale	$3,395,810	$4,955	$3,390,855	$-

(1) There were no transfers into or out of level 3 during the year ended December 31, 2024.

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheets at September 30, 2025, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end. No assets that were recorded in the balance sheets were measured at fair value on a nonrecurring basis at December 31, 2024.

					For the Nine
					Months Ended
	At September 30, 2025				September 30, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial	$728	$-	$-	$728	$-
Total assets measured at fair value on a nonrecurring basis	$728	$-	$-	$728	$-

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

	At September 30, 2025
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$659,268	$659,268	$659,268	$-	$-
Debt securities held to maturity	826,505	817,188	-	817,188	-
Loans	729,720	730,365	-	-	730,365

Financial Liabilities:
Deposits	$4,793,179	$4,788,614	$-	$4,721,941	$66,673
Securities sold under repurchase agreements	133,651	133,651	-	133,651	-

[The remainder of this page intentionally left blank]

	At December 31, 2024
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$601,494	$601,494	$601,494	$-	$-
Debt securities held to maturity	844,634	807,838	-	807,838	-
Loans	805,520	795,849	-	-	795,849

Financial Liabilities:
Deposits	$5,011,850	$5,007,644	$-	$4,929,612	$78,032
Securities sold under repurchase agreements	120,322	120,322	-	120,322	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are equity based and not unconditionally cancellable by the Company aggregated $23,245 thousand at September 30, 2025 and $26,292 thousand at December 31, 2024. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $164,677 thousand at September 30, 2025 and $171,672 thousand at December 31, 2024. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $562 thousand at September 30, 2025 and $1,926 thousand at December 31, 2024. The Company had no commitments for commercial and similar letters of credit at September 30, 2025 or at December 31, 2024. The Company had $1,000 thousand in outstanding full recourse guarantees to a third party credit card company at September 30, 2025 and December 31, 2024, respectively. The Company had a $201 thousand reserve for certain unfunded loan commitments at September 30, 2025 and December 31, 2024, respectively. The reserve for unfunded commitments is included in other liabilities.

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

	For the Three Months		For the Nine Months
	Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$28,263	$35,057	$88,366	$106,936
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	25,341	26,685	25,953	26,680
Basic earnings per common share	$1.12	$1.31	$3.40	$4.01
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	25,341	26,685	25,953	26,680
Add common stock equivalents for options	-	1	-	1
Weighted average number of common shares outstanding - diluted (denominator)	25,341	26,686	25,953	26,681
Diluted earnings per common share	$1.12	$1.31	$3.40	$4.01

For the three and nine months ended September 30, 2025, options to purchase 1,226 thousand and 1,253 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months		For the Nine Months
	Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE)(1)	$53,846	$62,465	$164,798	$192,659
(Reversal of) Provision for Credit Losses	-	-	(550)	300
Noninterest Income:
Life Insurance Gains	-	-	208	202
Other Noninterest Income	10,151	11,925	30,579	32,320
Total Noninterest Income	10,151	11,925	30,787	32,522
Noninterest Expense	25,800	26,309	76,456	78,538
Income Before Income Taxes (FTE)(1)	38,197	48,081	119,679	146,343
Income Tax Provision (FTE)(1)	9,934	13,024	31,313	39,407
Net Income	$28,263	$35,057	$88,366	$106,936

Average Common Shares Outstanding	25,341	26,685	25,953	26,680
Average Diluted Common Shares Outstanding	25,341	26,686	25,953	26,681
Common Shares Outstanding at Period End	25,107	26,686

Per Common Share:
Basic Earnings	$1.12	$1.31	$3.40	$4.01
Diluted Earnings	1.12	1.31	3.40	4.01
Book Value	37.11	34.06

Financial Ratios:
Return on Assets	1.86%	2.16%	1.94%	2.19%
Return on Common Equity	10.92%	13.72%	11.36%	14.41%
Net Interest Margin (FTE)(1)	3.80%	4.08%	3.85%	4.18%
Net Loan Losses to Average Loans	(1.03)%	(0.30)%	(0.41)%	(0.29)%
Efficiency Ratio(2)	40.3%	35.4%	39.1%	34.9%

Average Balances:
Assets	$6,018,937	$6,461,843	$6,082,169	$6,512,138
Loans	744,046	831,418	765,231	840,961
Debt Securities	4,160,656	4,736,024	4,253,882	4,925,557
Deposits	4,806,568	5,092,244	4,868,418	5,224,158
Shareholders' Equity	1,026,618	1,016,642	1,039,802	991,229

Period End Balances:
Assets	$5,914,438	$6,161,143
Loans	741,579	833,967
Debt Securities	4,131,830	4,430,748
Deposits	4,793,179	5,065,050
Shareholders' Equity	931,646	909,040

Capital Ratios at Period End:
Total Risk Based Capital	23.30%	22.03%
Tangible Equity to Tangible Assets	13.98%	13.03%

Dividends Paid Per Common Share	$0.46	$0.44	$1.36	$1.32
Common Dividend Payout Ratio	41%	33%	40%	33%

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

Financial Overview

Westamerica Bancorporation and subsidiaries (collectively, the “Company”) reported net income of $28.3 million or $1.12 diluted earnings per common share (“EPS”) in the three months ended, September 30, 2025 compared with net income of $35.1 million or $1.31 EPS for the third quarter 2024. The third quarter 2024 results included a $202 thousand bank owned life insurance gain and a $1.4 million gain on sale of other assets equivalent to $0.04 EPS. The Company reported net income of $88.4 million or $3.40 EPS for the nine months ended September 30, 2025, including a $550 thousand reversal of provision for credit losses and a $208 thousand bank owned life insurance gain, which increased EPS $0.02. The Company reported net income of $106.9 million or $4.01 EPS for the nine months ended September 30, 2024. Results for the nine months ended September 30, 2024 included a $202 thousand life insurance gain and a $1.4 million gain on sale of other assets equivalent to $0.04 EPS.

The Federal Open Market Committee of the Federal Reserve Board (“FOMC”) reduced the target federal funds rate by 0.25 percent to the range of 3.75 to 4.00 percent in October 2025. The FOMC press release in October stated, “Available indicators suggest that growth of economic activity has been expanding at a moderate pace. Job gains have slowed, and the unemployment rate has edged up but remains low through August… Inflation has moved up since earlier in the year and remains somewhat elevated. The Committee seeks to achieve maximum employment and inflation at the rate of 2 percent over the long run. Uncertainty about the economic outlook remains elevated. The Committee is attentive to the risks to both sides of its dual mandate and judges that downside risks to employment rose in recent months” The interest rate paid on reserve balances at the Federal Reserve Bank was reduced to 3.90% effective October 30, 2025 from 4.15% effective September 18, 2025. The Bank maintains reserve balances at the Federal Reserve Bank; the amount that earns interest is identified as “interest-bearing cash”.

Management continues to evaluate the impacts of inflation, the Federal Reserve’s monetary policy, the impacts of tariffs, international trade tensions, the on-going government shutdown and climate changes on the Company’s business. The banking industry could experience significant volatility as it did with several regional bank failures in 2023. Industrywide concerns could develop related to liquidity, deposit outflows and unrealized losses on investment debt securities. These events and concerns could adversely affect the Company’s ability to effectively fund its operations. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects. The extent of the impact on the Company’s results of operations, cash flow, liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted.

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

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2025	2024	2025	2024
	(In thousands, except per share data)
Net interest and loan fee income (FTE)	$53,846	$62,465	$164,798	$192,659
(Reversal of) Provision for credit losses	-	-	(550)	300
Noninterest income	10,151	11,925	30,787	32,522
Noninterest expense	25,800	26,309	76,456	78,538
Income before taxes (FTE)	38,197	48,081	119,679	146,343
Income tax provision (FTE)	9,934	13,024	31,313	39,407
Net income	$28,263	$35,057	$88,366	$106,936

Average diluted common shares	25,341	26,686	25,953	26,681
Diluted earnings per common share	$1.12	$1.31	$3.40	$4.01

Average total assets	$6,018,937	$6,461,843	$6,082,169	$6,512,138
Net income to average total assets (annualized)	1.86%	2.16%	1.94%	2.19%
Net income to average common shareholders' equity (annualized)	10.92%	13.72%	11.36%	14.41%

Net income for the three months ended September 30, 2025 decreased $6.8 million compared with the three months ended September 30, 2024 primarily due to decreases in net interest and loan fee income (FTE) and noninterest income, partially offset by lower noninterest expense and tax provision (FTE). Net interest and loan fee income (FTE) decreased $8.6 million in the three months ended September 30, 2025 compared with the three months ended September 30, 2024 due to lower average balances of investment securities and loans, lower yield on investment securities and interest-bearing cash, and higher rate on interest-bearing deposits, partially offset by higher average balances of interest-bearing cash and lower average balances of bank term funding program borrowings. Based on the results of its current expected credit losses (“CECL”) model and Management’s estimate of credit losses over the remaining life of its loans, the Company provided no provision for credit losses in the three months ended September 30, 2025 and September 30, 2024. Noninterest income in the three months ended September 30, 2025 decreased $1.8 million compared with the three months ended September 30, 2024 primarily because the three months ended September 30, 2024 results included a $1.4 million gain on sale of other assets. Noninterest expense in the three months ended September 30, 2025 decreased $509 thousand compared with the three months ended September 30, 2024 primarily due to lower salaries and benefits and lower estimated operating losses from limited partnership investments, partially offset by an increase in professional fees. The tax rate (FTE) was 26.0% for the three months ended September 30, 2025 and 27.1% for the three months ended September 30, 2024.

Net income for the nine months ended September 30, 2025 decreased $18.6 million compared with nine months ended September 30, 2024 primarily due to decreases in net interest and loan fee income (FTE) and noninterest income, partially offset by lower noninterest expense and tax provision (FTE). Net interest and loan fee income (FTE) decreased $27.9 million in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 due to lower average balances of investment securities and loans, lower yield on investment securities and interest-bearing cash, and higher rate on interest-bearing deposits, partially offset by higher average balances of interest-bearing cash and lower average balances of bank term funding program borrowings. During the nine months ended September 30, 2025, the Company recorded a $550 thousand reversal of provision for credit losses, which was included in the first quarter of 2025, based on the results of its CECL model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. During the nine months ended September 30, 2024, the Company provided $300 thousand for credit losses, which was recorded in the first quarter of 2024, based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. Noninterest income in the nine months ended September 30, 2025 decreased $1.7 million compared with the nine months ended September 30, 2024 primarily because the nine months ended September 30, 2024 results included a $1.4 million gain on sale of other assets. Noninterest expense in the nine months ended September 30, 2025 decreased $2.1 million compared with the nine months ended September 30, 2024 primarily due to lower salaries and benefits and lower estimated operating losses from limited partnership investments, partially offset by higher outsourced data processing services expense and professional fees. The tax rate (FTE) was 26.2% for the nine months ended September 30, 2025 and 26.9% for the nine months ended September 30, 2024.

Net Interest and Loan Fee Income (FTE)

Following is a summary of the components of net interest and loan fee income (FTE) for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Interest and loan fee income	$57,234	$67,794	$174,192	$205,612
FTE adjustment	257	316	836	1,000
Interest expense	3,645	5,645	10,230	13,953
Net interest and loan fee income (FTE)	$53,846	$62,465	$164,798	$192,659

Average earning assets	$5,621,797	$6,062,174	$5,689,058	$6,108,885
Net interest margin (FTE) (annualized)	3.80%	4.08%	3.85%	4.18%

Net interest and loan fee income (FTE) decreased $8.6 million in the three months ended September 30, 2025 compared with the three months ended September 30, 2024 due to lower average balances of investment securities (down $561 million) and loans (down $87 million), lower yield on investment securities (down 0.42%) and interest-bearing cash (down 0.98%), and higher rate on interest-bearing deposits (up 0.07%), partially offset by higher average balances of interest-bearing cash (up $208 million) and lower average balances of bank term funding program borrowings (down $167 million).

Net interest and loan fee income (FTE) decreased $27.9 million in the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024 due to lower average balances of investment securities (down $657 million) and loans (down $76 million), lower yield on investment securities (down 0.47%) and interest-bearing cash (down 0.98%), and higher rate on interest-bearing deposits (up 0.13%), partially offset by higher average balances of interest-bearing cash (up $313 million) and lower average balances of bank term funding program borrowings (down $143 million).

The annualized net interest margin (FTE) was 3.80% in the three months ended September 30, 2025 and 3.85% in the nine months ended September 30, 2025 compared with 4.08% in the three months ended September 30, 2024 and 4.18% in the nine months ended September 30, 2024.

The Company’s funding costs were 0.26% in the three months ended September 30, 2025 and 0.24% in the nine months ended September 30, 2025 compared with 0.37% in the three months ended September 30, 2024 and 0.30% in the nine months ended September 30, 2024. Noninterest bearing deposits represented 46% of average deposits in the nine months ended September 30, 2025 and 48% in the nine months ended September 30, 2024. Average balances of checking and saving deposits accounted for 98% of average total deposits in the nine months ended September 30, 2025 and September 30, 2024.

[The remainder of this page intentionally left blank]

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated (percentages are annualized.)

	For the Three Months		For the Nine Months
	Ended September 30,
	2025	2024	2025	2024

Yield on earning assets (FTE)	4.06%	4.45%	4.09%	4.48%
Rate paid on interest-bearing liabilities	0.53%	0.76%	0.50%	0.63%
Net interest spread (FTE)	3.53%	3.69%	3.59%	3.85%
Impact of noninterest-bearing demand deposits	0.27%	0.39%	0.26%	0.33%
Net interest margin (FTE)	3.80%	4.08%	3.85%	4.18%

The Company’s yield on earning assets during the three months and nine months ended September 30, 2025 decreased compared with the three months and nine months ended September 30, 2024. The Company’s yield on earning assets has been primarily affected by collateralized loan obligations (CLOs), held in debt securities available for sale portfolio, and interest-bearing cash. The CLOs have interest coupons that change once every three months by the amount of change in the three-month SOFR base rate. The average balances and yields of CLOs for the three months ended September 30, 2025 was $659 million yielding 6.24% and $788 million yielding 6.25% for the nine months ended September 30, 2025. The average balances and yields of CLOs for the three and nine months ended September 30, 2024 were $1,166 million yielding 7.20% and $1,324 million yielding 7.22%, respectively. The interest-bearing cash yield changes by the amount of change in the overnight federal funds rate on the effective date declared by the FOMC. The average balance and yields of interest-bearing cash for the three months and nine months ended September 30, 2025 were $703 million yielding 4.37% and $656 million yielding 4.39%, respectively. The average balances and yields of interest-bearing cash for the three and nine months ended September 30, 2024 were $495 million yielding 5.35% and $342 million yielding 5.37%, respectively. The Company has other earning assets with variable yields such as commercial loans and lines of credit, consumer lines of credit and adjustable rate residential real estate loans, which are included in “other taxable loans” in the following “Summary of Average Balances, Yields/Rates and Interest Differential.”

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2025
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,078,003	$38,402	3.77%
Tax-exempt (1)	97,227	928	3.82%
Total investments (1)	4,175,230	39,330	3.75%
Loans:
Taxable	714,101	10,012	5.56%
Tax-exempt (1)	29,945	309	4.13%
Total loans (1)	744,046	10,321	5.51%
Total interest-bearing cash	702,521	7,840	4.37%
Total interest-earning assets (1)	5,621,797	57,491	4.06%
Other assets	397,140
Total assets	$6,018,937

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,201,644	$-	-%
Savings and interest-bearing transaction	2,531,763	3,406	0.53%
Time less than $100,000	47,490	35	0.29%
Time $100,000 or more	25,671	12	0.19%
Total interest-bearing deposits	2,604,924	3,453	0.53%
Securities sold under repurchase agreements	119,586	192	0.64%
Total interest-bearing liabilities	2,724,510	3,645	0.53%
Other liabilities	66,165
Shareholders' equity	1,026,618
Total liabilities and shareholders' equity	$6,018,937
Net interest spread (1) (2)			3.53%
Net interest and fee income and interest margin (1) (3)		$53,846	3.80%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Nine Months Ended September 30, 2025
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,162,787	$118,529	3.80%
Tax-exempt (1)	105,439	3,027	3.83%
Total investments (1)	4,268,226	121,556	3.78%
Loans:
Taxable	732,922	30,656	5.59%
Tax-exempt (1)	32,309	1,000	4.13%
Total loans (1)	765,231	31,656	5.53%
Total interest-bearing cash	655,601	21,816	4.39%
Total interest-earning assets (1)	5,689,058	175,028	4.09%
Other assets	393,111
Total assets	$6,082,169

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,246,259	$-	-%
Savings and interest-bearing transaction	2,545,359	9,574	0.50%
Time less than $100,000	49,335	110	0.30%
Time $100,000 or more	27,465	43	0.21%
Total interest-bearing deposits	2,622,159	9,727	0.50%
Securities sold under repurchase agreements	107,045	503	0.63%
Total interest-bearing liabilities	2,729,204	10,230	0.50%
Other liabilities	66,904
Shareholders' equity	1,039,802
Total liabilities and shareholders' equity	$6,082,169
Net interest spread (1) (2)			3.59%
Net interest and fee income and interest margin (1) (3)		$164,798	3.85%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended September 30, 2025
	Compared with
	For the Three Months Ended September 30, 2024
	Volume	Yield/Rate	Total
	(In thousands)
(Decrease) increase in interest and loan fee income:
Investment securities:
Taxable	$(5,658)	$(4,639)	$(10,297)
Tax-exempt (1)	(228)	33	(195)
Total investments (1)	(5,886)	(4,606)	(10,492)
Loans:
Taxable	(1,089)	(13)	(1,102)
Tax-exempt (1)	(104)	1	(103)
Total loans (1)	(1,193)	(12)	(1,205)
Total interest-bearing cash	2,840	(1,762)	1,078
Total decrease in interest and loan fee income (1)	(4,239)	(6,380)	(10,619)
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(54)	423	369
Time less than $100,000	(7)	(4)	(11)
Time $100,000 or more	(7)	(11)	(18)
Total interest-bearing deposits	(68)	408	340
Bank term funding program borrowings	(2,278)	-	(2,278)
Securities sold under repurchase agreements	8	(70)	(62)
Total (decrease) increase in interest expense	(2,338)	338	(2,000)
Decrease in net interest and loan fee income (1)	$(1,901)	$(6,718)	$(8,619)

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Nine Months Ended September 30, 2025
	Compared with
	For the Nine Months Ended September 30, 2024
	Volume	Yield/Rate	Total
	(In thousands)
(Decrease) increase in interest and loan fee income:
Investment securities:
Taxable	$(20,370)	$(15,749)	$(36,119)
Tax-exempt (1)	(704)	153	(551)
Total investments (1)	(21,074)	(15,596)	(36,670)
Loans:
Taxable	(2,776)	313	(2,463)
Tax-exempt (1)	(267)	6	(261)
Total loans (1)	(3,043)	319	(2,724)
Total interest-bearing cash	12,827	(5,017)	7,810
Total decrease in interest and loan fee income (1)	(11,290)	(20,294)	(31,584)
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(296)	2,406	2,110
Time less than $100,000	(22)	(12)	(34)
Time $100,000 or more	(15)	(13)	(28)
Total interest-bearing deposits	(333)	2,381	2,048
Bank term funding program borrowings	(5,813)	-	(5,813)
Securities sold under repurchase agreements	224	(182)	42
Total (decrease) increase in interest expense	(5,922)	2,199	(3,723)
Decrease in net interest and loan fee income (1)	$(5,368)	$(22,493)	$(27,861)

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

Based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity, the Company provided no provision for credit losses in the three months ended September 30, 2025 and during the nine months ended September 30, 2025, the Company recorded a $550 thousand reversal of provision for credit losses, which was recored in the first quarter of 2025. The Company provided no provision for credit losses in the third quarter of 2024 based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity. During the nine months ended September 30, 2024, the Company provided $300 thousand for credit losses, which was recorded in the first quarter of 2024. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2025	2024	2025	2024
	(In thousands)

Service charges on deposit accounts	$3,317	$3,585	$10,066	$10,524
Merchant processing services	2,860	2,474	8,280	7,714
Debit card fees	1,603	1,702	4,848	4,951
Trust fees	895	846	2,661	2,451
ATM processing fees	483	533	1,428	1,664
Other service fees	448	454	1,327	1,342
Bank owned life insurance gains	-	202	208	202
Unrealized losses on equity securities	(90)	-	(90)	-
Other noninterest income	635	2,129	2,059	3,674
Total	$10,151	$11,925	$30,787	$32,522

Noninterest income for the three months ended September 30, 2025 decreased $1.8 million compared with the three months ended September 30, 2024 primarily due to lower income from service charges on deposits accounts and because the three months ended September 30, 2024 results included a $1.4 million gain on sale of other assets and a $202 thousand gain on bank owned life insurance. Higher income from merchant processing services partially offset the decrease in noninterest income for the three months ended September 30, 2025 compared with the three months ended September 30, 2024.

Noninterest income for the nine months ended September 30, 2025 decreased $1.7 million compared with the nine months ended September 30, 2024 primarily due to lower income from service charges on deposit accounts and ATM processing fees and because the nine months ended September 30, 2024 results included a $1.4 million gain on sale of other assets. The decrease in noninterest income was partially offset by higher income from merchant processing services and trust fees for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2025	2024	2025	2024
	(In thousands)

Salaries and related benefits	$12,387	$12,762	$36,816	$37,831
Occupancy and equipment	5,253	5,256	15,445	15,454
Outsourced data processing services	2,722	2,614	8,128	7,661
Limited partnership operating losses	915	1,210	2,745	4,090
Courier service	738	682	2,113	2,017
Professional fees	643	337	1,424	1,101
Other noninterest expense	3,142	3,448	9,785	10,384
Total	$25,800	$26,309	$76,456	$78,538

Noninterest expense for the three months ended September 30, 2025 decreased $509 thousand compared with the three months ended September 30, 2024 primarily due to lower salaries and benefits and lower estimated operating losses from limited partnership investments, partially offset by an increase in professional fees.

Noninterest expense for the nine months ended September 30, 2025 decreased $2.1 million compared with the nine months ended September 30, 2024 primarily due to lower salaries and benefits and lower estimated operating losses from limited partnership investments, partially offset by higher outsourced data processing services expense and professional fees.

Provision for Income Tax

The Company’s income tax provision (FTE) was $9.9 million and $31.3 million for the three and nine months ended September 30, 2025, respectively, compared with $13.0 million and $39.4 million for the three and nine months ended September 30, 2024, respectively. The effective tax rates (FTE) were 26.0% and 26.2%, for the three and nine months ended September 30, 2025, respectively, compared with 27.1% and 26.9% for the three and nine months ended September 30, 2024, respectively.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Treasury, U.S. Government sponsored entities, state and political subdivisions, corporations and banks. The Company had marketable equity securities held for trading at fair value of $436 thousand at September 30, 2025. The Company had no marketable equity securities not held for trading at September 30, 2025 and December 31, 2024.

Management manages the investment securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $4.1 billion at September 30, 2025 and $4.2 billion at December 31, 2024. The following table lists debt securities in the Company’s portfolio by type as of the dates indicated. Debt securities held to maturity are listed at amortized cost before related reserve for expected credit losses of $1 thousand at September 30, 2025 and December 31, 2024. Debt securities available for sale are listed at fair value.

	At September 30, 2025		At December 31, 2024
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$305,192	7%	$292,117	7%
Agency residential mortgage-backed securities ("MBS")	238,923	6%	268,987	6%
Agency commercial MBS	397,164	10%	6,966	-%
U.S. Treasury securities	-	-%	4,955	-%
Obligations of states and political subdivisions	91,381	2%	113,447	3%
Corporate securities	2,538,107	61%	2,571,384	61%
Collateralized loan obligations	561,063	14%	982,589	23%
Total	$4,131,830	100%	$4,240,445	100%

Debt securities available for sale	$3,305,324		$3,395,810
Debt securities held to maturity	826,506		844,635
Total	$4,131,830		$4,240,445

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

At September 30, 2025, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

[The remainder of this page intentionally left blank]

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At September 30, 2025		At December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$1,917,181	$1,797,562	$2,031,144	$1,835,937
Debt securities held to maturity	740,545	733,797	735,447	703,210
Total corporate securities	$2,657,726	$2,531,359	$2,766,591	$2,539,147

The following table summarizes total corporate securities by credit rating:

	At September 30, 2025		At December 31, 2024
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
AA-	$76,796	3%	$72,569	3%
A+	270,894	11%	256,906	10%
A	369,436	15%	353,434	14%
A-	812,664	32%	807,698	32%
BBB+	646,244	25%	634,118	25%
BBB	355,325	14%	414,422	16%
Total corporate securities	$2,531,359	100%	$2,539,147	100%

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At September 30, 2025		At December 31, 2024
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,441,189	57%	$1,450,675	57%
Utilities	287,453	11%	275,551	11%
Industrial	213,315	8%	212,587	8%
Consumer, Non-cyclical	174,026	7%	169,311	7%
Communications	131,261	5%	154,358	6%
Basic Materials	102,439	4%	100,617	4%
Energy	71,543	3%	69,320	3%
Technology	62,850	3%	61,008	2%
Consumer, Cyclical	47,283	2%	45,720	2%
Total corporate securities	$2,531,359	100%	$2,539,147	100%

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the corporate securities are denominated in United States dollars:

	At September 30, 2025		At December 31, 2024
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,794,804	71%	$1,767,669	70%
Canada	202,937	8%	192,122	8%
Japan	158,028	6%	167,624	7%
United Kingdom	112,429	5%	139,648	5%
France	80,326	3%	92,970	4%
Switzerland	76,026	3%	73,424	3%
Netherlands	37,440	2%	35,425	1%
Australia	25,274	1%	24,700	1%
Belgium	17,183	1%	19,726	1%
Germany	13,553	-%	12,891	-%
Jersey	13,359	-%	12,948	-%
Total corporate securities	$2,531,359	100%	$2,539,147	100%

The following table summarizes the above corporate securities with issuer’s headquarters located outside of the United States of America by the industry sector in which the issuing companies operate; all the corporate securities are denominated in United States dollars:

	At September 30, 2025		At December 31, 2024
	Fair value	As a percent of total foreign corporate securities	Fair value	As a percent of total foreign corporate securities
	($ in thousands)
Financial	$623,781	85%	$659,403	86%
Energy	33,355	5%	32,041	4%
Consumer, Cyclical	26,912	4%	25,839	3%
Basic Materials	25,274	3%	24,700	3%
Consumer, Non-cyclical	17,183	2%	19,726	3%
Utilities	10,050	1%	9,769	1%
Total foreign corporate securities	$736,555	100%	$771,478	100%

The Company’s $561 million (fair value) in collateralized loan obligations at September 30, 2025, consist of investments in 53 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At September 30, 2025
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$190,904	$190,368
AA	371,130	370,695
Total	$562,034	$561,063

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

[The remainder of this page intentionally left blank]

Nonperforming Loans

	At September 30,		At December 31,
	2025	2024	2024
	(In thousands)

Nonperforming nonaccrual loans	$1,619	$252	$201
Performing nonaccrual loans	728	-	-
Total nonaccrual loans	2,347	252	201
Accruing loans 90 or more days past due	297	667	534
Total nonperforming loans	$2,644	$919	$735

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At September 30,	At December 31,
	2025	2024
	(In thousands)

Allowance for credit losses on loans	$11,859	$14,780
Allowance for credit losses on held to maturity debt securities	1	1
Total allowance for credit losses	$11,860	$14,781

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. The Company has evaluated each issuer’s historical financial performance and ability to service debt payments throughout and following the 2008-2009 recession. The Company has an expectation that nonpayment of the amortized cost basis continues to be zero. At September 30, 2025, no credit loss allowance was assigned to corporate securities held to maturity based on evaluation of each individual issuer’s historical financial performance throughout full business cycles. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $1 thousand related to municipal securities at September 30, 2025 and December 31, 2024, reflecting the expected credit losses on debt securities held to maturity.

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

[The remainder of this page intentionally left blank]

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2025	2024	2025	2024
	($ in thousands)
Analysis of the allowance for credit losses
Balance, beginning of period	$13,787	$15,952	$14,780	$16,867
(Reversal of) provision for credit losses	-	-	(550)	300
Loans charged off
Commercial	(1,559)	(109)	(1,597)	(137)
Commercial real estate	-	-	(191)	-
Consumer installment and other	(912)	(1,549)	(3,361)	(5,065)
Total chargeoffs	(2,471)	(1,658)	(5,149)	(5,202)
Recoveries of loans previously charged off
Commercial	36	41	310	64
Commercial real estate	13	14	40	191
Consumer installment and other	494	969	2,428	3,098
Total recoveries	543	1,024	2,778	3,353
Net loan losses	(1,928)	(634)	(2,371)	(1,849)
Balance, end of period	$11,859	$15,318	$11,859	$15,318

Net loan losses as a percentage of average total loans (annualized)	(1.03)%	(0.30)%	(0.41)%	(0.29)%

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

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2025
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$5,549	$6,174	$-	$24	$2,040	$13,787
Provision (reversal)	123	(295)	-	(6)	178	-
Chargeoffs	(1,559)	-	-	-	(912)	(2,471)
Recoveries	36	13	-	-	494	543
Total allowance for credit losses	$4,149	$5,892	$-	$18	$1,800	$11,859

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2025
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,197	$6,034	$247	$22	$4,280	$14,780
Provision (reversal)	1,239	9	(247)	(4)	(1,547)	(550)
Chargeoffs	(1,597)	(191)	-	-	(3,361)	(5,149)
Recoveries	310	40	-	-	2,428	2,778
Total allowance for credit losses	$4,149	$5,892	$-	$18	$1,800	$11,859

Management considers the $11.9 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of September 30, 2025.

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

The Company monitors the climate risks of its loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. At September 30, 2025, the Company had $16 million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields and volatile commodity prices without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles are not considered to be material risks to the Company’s automobile lending practices. The Company considers climate risk in its underwriting of corporate bonds, and avoids purchasing bonds of issuers, which, in Management’s judgement, have elevated climate risk.

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

The Company’s asset and liability position was generally “asset sensitive” at September 30, 2025, based on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes. However, in the dynamic simulation, an assumed decline in interest rates is expected to result in improved deposit balances funding higher earning asset levels. Further, in the dynamic simulation, no change in interest rates is expected to result in a decline in net interest income as asset yields remain stable and deposit costs rise as the Bank negotiates deposit rates with customers in the current environment.

At September 30, 2025, Management’s most recent measurements of estimated changes in net interest income were:

	Dynamic Simulation (1)	Static Simulation (2)
Change in Interest Rates	First Year Change in Net Interest Income
+ 2.0%	+ 5.2%	+ 13.5%
+ 1.0%	+ 2.7%	+ 6.7%
0.0%	- 3.4%	0.0%
- 1.0%	- 3.5%	- 7.4%
- 2.0%	- 7.6%	- 14.7%

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets for the nine months ended September 30, 2025 and 96% for the year ended December 31, 2024. The Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit risk and capital management practices and by maintaining an appropriate level of liquidity.

Total deposits were $4,793 million at September 30, 2025 and $5,012 million at December 31, 2024. Total time deposits were $71 million at September 30, 2025 and $82 million at December 31, 2024. The Company has no foreign time deposits. FDIC deposit insurance is $250,000 per depositor, for each account ownership category. At September 30, 2025, estimated federally uninsured total deposits and time deposits were $2,364 million and $4 million, respectively.

The following table shows the time remaining to maturity of the Company’s estimated amounts of uninsured time deposits with a balance greater than $250,000 per depositor per category:

At September 30, 2025
(In thousands)
Three months or less	$3,087
Over three through six months	632
Over six through twelve months	375
Over twelve months	70
Total	$4,164

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, and principal and interest payments from debt securities and loans. At September 30, 2025, the Company had $659,268 thousand in cash balances. During the twelve months ending September 30, 2026, the Company expects to receive $338,000 thousand in principal payments from its debt securities. If additional operational liquidity is required, the Company can pledge debt securities as collateral for borrowing purposes; at September 30, 2025, the Company’s debt securities which qualify as collateral for borrowing totaled $3,752,853 thousand. In the ordinary course of business, the Company pledges debt securities as collateral for certain depository customers; at September 30, 2025, the Company had pledged $713,200 thousand in debt securities for depository customers. In the ordinary course of business, the Company pledges debt securities as collateral for borrowing from the Federal Reserve Bank; at September 30, 2025, the Company had pledged $647,776 thousand in debt securities at the Federal Reserve Bank. During the nine months ended September 30, 2025, the Company’s average borrowings from the Federal Reserve Bank and other correspondent banks were $-0- thousand, respectively, and at September 30, 2025, the Company had no borrowings from the Federal Reserve Bank or other correspondent banks. At September 30, 2025, the Company had access to borrowing from the Federal Reserve Bank up to $647,776 thousand based on collateral pledged at September 30, 2025. At September 30, 2025, the Company’s estimated unpledged collateral qualifying debt securities totaled $1,970,022 thousand. Debt securities eligible as collateral are shown at market value unless noted otherwise:

[The remainder of this page intentionally left blank]

At September 30, 2025
(in thousands)
Debt Securities Eligible as Collateral:
Corporate Securities	$2,531,359
Collateralized Loan Obligations rated AAA	190,368
Obligations of States and Political Subdivisions	91,351
Agency Mortgage Backed Securities	634,583
Securities of U.S. Government Sponsored Entities	305,192
Total Debt Securities Eligible as Collateral	$3,752,853

Debt Securities Pledged as Collateral:
Debt Securities Pledged at the Federal Reserve Bank	$(647,776)
Deposits by Public Entities	(713,200)
Securities Sold under Repurchase Agreements	(415,475)
Other	(6,380)
Total Debt Securities Pledged as Collateral	$(1,782,831)

Estimated Debt Securities Available to Pledge	$1,970,022

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

Westamerica Bancorporation ("Parent Company") is a separate entity apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. The Parent Company had no debt at September 30, 2025. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees.

The Bank’s dividends paid to the Parent Company and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $35 million in the nine months ended September 30, 2025 and $47 million in the year ended December 31, 2024 and retire common stock in the amounts of $80 million in the nine months ended September 30, 2025 and $210 thousand in the year ended December 31, 2024. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not impact Parent Company's ability to meet its ongoing cash obligations. The Parent Company’s cash balance was $265 million at September 30, 2025 and $263 million at December 31, 2024.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was 11.4% (annualized) for the nine months ended September 30, 2025 and 13.8% for the year ended December 31, 2024. The Company also raises capital as employees exercise stock options. The Company raised $376 thousand through the exercise of stock options in the nine months ended September 30, 2025 while $1.5 million was raised through the exercise of stock options in the year ended December 31, 2024.

The Company paid cash dividends on its common stock totaling $35 million in the nine months ended September 30, 2025 and $47 million in the year ended December 31, 2024, which represent dividends per common share of $1.36 and $1.76, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company retired 1.6 million shares valued at $80 million in the nine months ended September 30, 2025 and 4 thousand shares valued at $210 thousand in the year ended December 31, 2024.

The Company's primary capital resource is shareholders' equity, which was $932 million at September 30, 2025 compared with $890 million at December 31, 2024. The Company's ratio of equity to total assets was 15.75% at September 30, 2025 and 14.65% at December 31, 2024.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At September 30, 2025		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	23.00%	15.43%	7.00%	6.50%
Tier I Capital	23.00%	15.43%	8.50%	8.00%
Total Capital	23.30%	15.89%	10.50%	10.00%
Leverage Ratio	15.44%	10.32%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2024		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	22.46%	15.33%	7.00%	6.50%
Tier I Capital	22.46%	15.33%	8.50%	8.00%
Total Capital	22.82%	15.84%	10.50%	10.00%
Leverage Ratio	15.44%	10.82%	4.00%	5.00%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2025.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the three months ended September 30, 2025.

	2025
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
July 1 through July 31	133	$49.31	133	738
August 1 through August 31	288	48.62	288	450
September 1 through September 30	67	49.73	67	383
Total	488	$48.96	488	383

The Company may repurchase shares of its common stock in the open market from time to time to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

The Company repurchased 488 thousand shares of its common stock during the three months ended September 30, 2025 pursuant to a program approved by the Board of Directors on February 27, 2025 authorizing the purchase of up to 2,000 thousand shares of common stock from time to time prior to March 31, 2026.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S‑K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: November 7, 2025