Form 10-K
period 2025-12-31
WESTAMERICA BANCORPORATION
filed 2026-02-27
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________ to______________.

Commission File Number: 001-09383

WESTAMERICA BANCORPORATION

(Exact name of the registrant as specified in its charter)

California	94-2156203
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

1108 FIFTH AVENUE, SAN RAFAEL, California 94901

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (707) 863-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	WABC	The Nasdaq Stock Market LLC

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

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of June 30, 2025 was $1,179,753,833.96.

Number of shares outstanding of each of the registrant’s classes of common stock, as of the close of business on February 19, 2026: 24,350,014 Shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to registrant’s 2026 Annual Meeting of Shareholders, are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III to the extent described therein.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements about Westamerica Bancorporation (the “Company”) for which it claims the protection of the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995.

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

These forward-looking statements are based on the current knowledge and belief of the management (“Management”) of the Company and include information concerning the Company’s possible or assumed future financial condition and results of operations. A number of factors, some of which are beyond the Company’s ability to predict or control, could cause future results to differ materially from those contemplated.

These factors include but are not limited to (1) the length and severity of any difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by riots, terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the local, regional and national economies; (6) changes in the interest rate environment and monetary policy; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing or security systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments, particularly the impact of rising interest rates on the Company’s securities portfolio; (11) asset/liability management risks; (12) liquidity risks including the impact of recent adverse developments in the banking industry; (13) the effect of climate change, natural disasters, including earthquakes, hurricanes, fire, flood, drought, and other disasters, on the uninsured value of the Company’s assets and of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values; (14) changes in the securities markets; (15) tariffs and internation trade tensions; (16) inflation and (17) the outcome of contingencies, such as legal proceedings. However, the reader should not consider the above-mentioned factors to be a complete set of all potential risks or uncertainties.

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

PART I

ITEM 1. BUSINESS

Westamerica Bancorporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Its legal headquarters are located at 1108 Fifth Avenue, San Rafael, California 94901. Its principal administrative offices are located at 4550 Mangels Boulevard, Fairfield, California 94534, its telephone number is (707) 863-6000 and its website address is www.westamerica.com. The Company provides a full range of banking services to individual and commercial customers in Northern and Central California through its subsidiary bank, Westamerica Bank (the “Bank”). The Bank is a California-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to applicable limits. The principal communities served are located in Northern and Central California, from Mendocino, Lake and Nevada Counties in the north to Kern County in the south. The Company’s strategic focus is on the banking needs of small businesses. In addition, the Bank owns 100% of the capital stock of Community Banker Services Corporation (“CBSC”), a company engaged in providing the Company and its subsidiaries with data processing services and other support functions.

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

At December 31, 2025, the Company had consolidated assets of approximately $6.0 billion, deposits of approximately $4.8 billion and shareholders’ equity of approximately $934 million.

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

Westamerica Bancorporation

Corporate Secretary A-2M

Post Office Box 1200

Suisun City, California 94585-1200

Human Capital Resources

The Company and its subsidiaries employed 627 employees (608 full-time equivalent staff) as of December 31, 2025. The employees are not represented by a collective bargaining unit, and the Company believes its relationship with its employees is good.

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

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Relief Act”), which was enacted in 2018, exemption banks with less than $10 billion in total consolidated assets and total trading assets and trading liabilities of less than five percent of total consolidated assets from Section 619 of the Dodd-Frank Act, known as the “Volcker Rule”, which prohibits “proprietary trading” and the ownership or sponsorship of private equity or hedge funds that are referred to as “covered funds. ”

Regulation and Supervision of Banks

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
●

Amended the Electronic Fund Transfer Act ("EFTA") to, among other things, give the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. While the Company’s assets were less than $10 billion as of December 31, 2025, interchange fees charged by larger institutions may dictate the level of fees smaller institutions will be able to charge to remain competitive.

Provisions in the legislation that affect the payment of interest on demand deposits and interchange fees may increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

Capital Standards

The federal banking agencies have adopted capital standards, which are risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization’s operations for both transactions resulting in assets being recognized on the balance sheet as assets, and the extension of credit facilities such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 1250% for assets with relatively higher credit risk, such as certain securitizations. A banking organization’s risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off balance sheet items.

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

As of December 31, 2025, the Company’s and the Bank’s respective regulatory capital ratios exceeded applicable regulatory minimum capital requirements. See Note 9 to the consolidated financial statements included in this Report for capital ratios of the Company and the Bank, compared to minimum capital requirements and for the Bank the standards for well capitalized depository institutions.

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

See the sections entitled “Capital Resources” and “Capital to Risk-Adjusted Assets” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

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

Restrictions on Dividends and Other Distributions

The Company’s ability to pay dividends to its shareholders is subject and repurchase its shares to the restrictions set forth in the California General Corporation Law (“CGCL”). The CGCL provides that a corporation may make a distribution to its shareholders, such as a cash dividend or share repurchase, to the extent that (i) the corporation’s retained earnings equal or exceed the amount of the proposed distribution plus unpaid accrued dividends (if any) on securities with a dividend preference, or (ii) immediately after the dividend, the corporation’s total assets equal or exceed total liabilities plus unpaid accrued dividends (if any) on securities with a dividend preference.

The Company’s ability to pay dividends and repurchase its shares depends in part on the Bank’s ability to pay cash dividends to the Company. The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

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

Consumer Laws and Regulations

We are subject to consumer laws and regulations intended to protect consumers in transactions with depository institutions, as well as other laws or regulations affecting customers of financial institutions generally. These laws and regulations include, among others, the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act and the Federal Trade Commission Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans.

The Dodd-Frank Act centralized responsibility for federal consumer financial protection including implementing, examining and enforcing compliance with federal consumer financial laws with the Consumer Financial Protection Bureau (the “CFPB”). Depository institutions with less than $10 billion in assets, such as the Bank, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The Dodd-Frank Act also gives state attorneys general the ability to enforce federal consumer protection laws.

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

Competition

The Bank’s principal competitors for deposits and loans are major banks and smaller community banks, savings and loan associations and credit unions. To a lesser extent, competitors include thrift and loans, mortgage brokerage companies, insurance companies and Internet-based “fintech” companies. Other institutions, such as brokerage houses, mutual fund companies, credit card companies, and certain retail establishments offer investment vehicles that also compete with banks for deposit business. Federal legislation in recent years has encouraged competition between different types of financial institutions and fostered new entrants into the financial services market.

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

Interest rates could rise and cause the market value of previously issued government and other debt securities to decline significantly, resulting in unrealized losses in the held-to-maturity portion of the Company’s securities portfolios. While the Company does not expect or intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it could incur losses, which could impair the Company’s capital financial condition and results of operations. Further, while the Company has taken actions to maximize its funding sources, there is no guarantee that such funding sources will be available or sufficient in the event of sudden liquidity needs.

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

The Articles of Incorporation of the Company authorize the issuance of 150 million shares of common stock (and two additional classes of 1 million shares each, denominated “Class B Common Stock” and “Preferred Stock”, respectively) of which approximately 24.6 million shares of common stock were outstanding at December 31, 2025. Pursuant to its stock option plans, at December 31, 2025, the Company had outstanding options for 968 thousand shares of common stock, of which 615 thousand were currently exercisable. As of December 31, 2025, 750 thousand shares of Company common stock remained available for grants under the Company’s equity incentive plans. Sales of substantial amounts of Company common stock in the public market could adversely affect the market price of its common stock.

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

Substantially all of the Company’s business is located in California. A portion of the loan portfolio of the Company is dependent on real estate. At December 31, 2025, real estate served as the principal source of collateral with respect to approximately 68% of the Company’s loan portfolio. The Company’s financial condition and operating results will be subject to changes in economic conditions in California. Much of the California real estate market could experience a decline in values of varying degrees. This decline could have an adverse impact on the business of some of the Company’s borrowers and on the value of the collateral for many of the Company’s loans. Generally, the counties surrounding and near San Francisco Bay could recover more soundly from the recession than counties in the California “Central Valley,” from Sacramento in the north to Bakersfield in the south, where many of the Bank’s customers are located. Approximately 29% of the Company’s loans were to borrowers in the California “Central Valley” as of December 31, 2025. Economic conditions in California’s diverse geographic markets can be vastly different and are subject to various uncertainties, including the condition of the construction and real estate sectors, the effect of drought on the agricultural sector and its infrastructure, and the California state and municipal governments’ budgetary and fiscal conditions. The Company can provide no assurance that conditions in any sector or geographic market of the California economy will not deteriorate in the future and that such deterioration will not adversely affect the Company.

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

●	an impairment in the value of investment securities;
●	an impairment in the value of life insurance policies owned by the Company;
●	an impairment in the value of real estate owned by the Company; and
●	an increase in operating costs.

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

The Company monitors the climate risks of our loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. The Company had $16 million in loans to agricultural borrowers at December 31, 2025; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles is not considered a risk to the Company’s automobile lending practices.

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

Competition among providers of financial services in markets, particularly within California, is intense. The Company competes with other financial and bank holding companies, state and national commercial banks, savings and loan associations, consumer finance companies, credit unions, securities brokerages, insurance companies, mortgage banking companies, money market mutual funds, asset-based non-bank lenders, government sponsored or subsidized lenders, Internet-based “fintech” companies and other financial services providers. Many of these competitors have substantially greater financial resources, lending limits and technological resources than the Company and are able to offer a broader range of products and services. Many competitors offer lower interest rates and more liberal loan terms that appeal to borrowers but adversely affect net interest margin and assurance of repayment. The Company is increasingly faced with competition in many of its products and services by non-bank providers who may have competitive advantages of size, access to potential customers and fewer regulatory requirements, such as “fintech” lenders. Failure to compete effectively for deposit, loan and other banking customers in any of the lines of business could cause the Company to lose market share, slow or reverse growth rate or suffer adverse effects on financial condition, results of operations or profitability.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

The Company has developed and implemented an Information Security Program based on the Cybersecurity Framework 2.0 (CSF) best practices and recommendations from the National Institute of Standards and Technology (NIST), applicable regulatory guidance, and other industry standards. Components of the program include a risk assessment program to identify, assess, and mitigate cybersecurity risk; a vendor management program to address third-party cybersecurity risk; and an incident response program documenting cybersecurity incident response and notification procedures. The Company's Information Security Officer (ISO) oversees the programs and reports on their statuses to management committees including the Information Security Review Committee (ISRC) and the Information Systems Steering Committee (ISSC). The ISRC approves policies, procedures, and standards for information security. It also discusses IT statistics and performance relative to information security performance standards. It reports to the ISSC. The ISSC is responsible for the Company’s strategic IT plan, including information security. It reviews the adequacy and allocation of IT resources and monitors major projects and overall IT performance. The strategic plan is presented to the Board annually. The ISO has several years of professional experience in cybersecurity and vendor management, and holds multiple relevant professional certifications. The ISO provides an update to the Board of Directors on a quarterly basis. The Information Security Program is approved by the Board annually.

The ISO maintains risk assessments for key IT systems. A third-party cybersecurity risk assessment tool, assessments of NIST’s CSF and the Cybersecurity Infrastructure Security Agency’s (CISA) Cybersecurity Performance Goals (CPGs), and the Conference of State Bank Supervisors’ (CSBS) Ransomware Self-Assessment Tool (R-SAT) are used annually to assess cybersecurity risk.

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

During the year ended December 31, 2025, there were no cybersecurity incidents that materially affected or are reasonably likely to materially affect the Company. For discussion of the risks from cybersecurity threats, including potential impact to the Company’s business strategy, results of operations, and financial condition, refer to “Item 1A – Risk Factors – The Company’s information systems may experience an interruption or breach in security” in this Report, which is incorporated by reference in this paragraph.

ITEM 2. PROPERTIES

Branch Offices and Facilities

The Bank is engaged in the banking business through 76 branch offices in 20 counties in Northern and Central California. The Bank believes all of its offices are constructed and equipped to meet prescribed security requirements.

The Company owns 26 banking office locations and one centralized administrative service center facility and leases 55 facilities. Most of the leases contain renewal options and provisions for rental increases, principally for changes in the cost of living index, and for changes in other operating costs such as property taxes and maintenance.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on The Nasdaq Stock Market LLC (“NASDAQ”) under the symbol “WABC”. As of January 31, 2026, there were approximately 4,300 shareholders of record of the Company’s common stock.

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

Stock performance

The following chart compares the cumulative return on the Company’s stock during the ten years ended December 31, 2025 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2015 and reinvestment of all dividends.

	December 31,
	2015	2016	2017	2018	2019	2020
Westamerica Bancorporation (WABC)	$100.00	$138.78	$135.09	$129.70	$162.01	$135.95
S&P 500 (SPX)	100.00	111.93	136.32	130.28	171.16	202.78
NASDAQ Bank Index (CBNK)	100.00	137.80	145.15	121.48	150.88	139.54

	December 31,
	2021	2022	2023	2024	2025
Westamerica Bancorporation (WABC)	$146.02	$153.54	$152.34	$146.92	$138.71
S&P 500 (SPX)	260.89	213.52	269.55	338.30	396.91
NASDAQ Bank Index (CBNK)	199.32	166.75	160.98	194.62	208.07

[The remainder of this page intentionally left blank]

The following chart compares the cumulative return on the Company’s stock during the five years ended December 31, 2025 with the cumulative return on the S&P 500 composite stock index and NASDAQ’S Bank Index. The comparison assumes $100 invested in each on December 31, 2020 and reinvestment of all dividends.

	December 31,
	2020	2021	2022	2023	2024	2025
Westamerica Bancorporation (WABC)	$100.00	$107.41	$112.94	$112.06	$107.89	$102.03
S&P 500 (SPX)	100.00	128.66	105.30	132.92	166.11	195.73
NASDAQ Bank Index (CBNK)	100.00	142.84	119.50	115.36	139.02	149.11

ISSUER PURCHASES OF EQUITY SECURITIES

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the three months ended December 31, 2025.

	2025
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
October 1 through October 31	189	$48.07	189	194
November 1 through November 30	194	47.60	194	-
December 1 through December 31	102	49.27	102	1,898
Total	485	$48.13	485	1,898

The Company repurchases shares of its common stock in the open market to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

Shares were repurchased during the period from October 1 through November 18, 2025 pursuant to a program approved by the Board of Directors on February 27, 2025 authorizing the purchase of up to 2 million shares of common stock from time to time prior to March 31, 2026. No shares were repurchased during the period from November 19 through December 18, 2025. Shares were repurchased during the period from December 19 through December 31, 2025 pursuant to a replacement program approved by the Board of Directors on December 18, 2025 authorizing the purchase of up to 2 million shares of the Company’s common stock from time to time prior to December 31, 2026.

ITEM 6. [RESERVED]

[The remainder of this page intentionally left blank]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following financial information for the three years ended December 31, 2025 has been derived from the Company’s audited consolidated financial statements. This information should be read in conjunction with those statements, notes and other information included elsewhere herein.

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands, except per share data and ratios)
Interest and loan fee income	$230,980	$268,014	$284,013
Interest expense	13,712	17,419	3,890
Net interest and loan fee income	217,268	250,595	280,123
(Reversal of) provision for credit losses	(550)	300	(1,150)
Noninterest income:
Bank owned life insurance gains	208	202	279
Losses on sale of securities	-	-	(125)
Other noninterest income	40,582	42,953	43,368
Total noninterest income	40,790	43,155	43,522
Noninterest expense	101,922	104,391	103,216
Income before income taxes	156,686	189,059	221,579
Income tax provision	40,513	50,423	59,811
Net income	$116,173	$138,636	$161,768

Average common shares outstanding	25,674	26,685	26,703
Average diluted common shares outstanding	25,674	26,686	26,706
Common shares outstanding at December 31,	24,623	26,708	26,671

Per common share:
Basic earnings	$4.52	$5.20	$6.06
Diluted earnings	4.52	5.20	6.06
Book value at December 31,	37.91	33.32	28.98

Financial ratios:
Return on assets	1.91%	2.15%	2.35%
Return on common equity	11.23%	13.82%	18.08%
Net interest margin (FTE)(1)	3.82%	4.14%	4.37%
Net loan losses to average loans	(0.35)%	(0.29)%	(0.25)%
Efficiency ratio(2)	39.3%	35.4%	31.7%
Equity to assets	15.66%	14.65%	12.14%

Period end balances:
Assets	$5,960,180	$6,076,274	$6,364,592
Loans	726,482	820,300	866,602
Allowance for credit losses	11,573	14,780	16,867
Debt securities	4,288,309	4,240,445	4,878,198
Deposits	4,840,019	5,011,850	5,474,267
Identifiable intangible assets and goodwill	121,673	121,798	122,020
Short-term borrowed funds	137,298	120,322	58,162
Shareholders' equity	933,509	889,957	772,894

Capital ratios at period end:
Total risk based capital	23.05%	22.82%	19.15%
Tangible equity to tangible assets	13.90%	12.90%	10.43%

Dividends paid per common share	$1.82	$1.76	$1.72
Common dividend payout ratio	40%	34%	28%

(1) Yields on securities and certain loans have been adjusted upward to a "fully taxable equivalent" ("FTE") basis in order tor eflect the effect of income which is exempt from federal income taxation at the current statutory tax rate.

(2) The efficiency ratio is defined as noninterest expense divided by total revenue (net interest income on an FTE basis and noninterest income).

[The remainder of this page intentionally left blank]

The following discussion addresses information pertaining to the financial condition and results of operations of Westamerica Bancorporation and subsidiaries (the “Company”) that may not be otherwise apparent from a review of the consolidated financial statements and related footnotes. It should be read in conjunction with those statements and notes found on pages 50 through 88, as well as with the other information presented throughout this Report.

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

Financial Overview

The Company reported net income of $116.2 million or $4.52 diluted earnings per common share (“EPS”) in 2025 compared with net income of $138.6 million or $5.20 EPS in 2024 and net income of $161.8 million or $6.06 EPS in 2023. 2025 results included a $550 thousand reversal of provision for credit losses and a $208 thousand bank owned life insurance gain, which increased EPS $0.02. 2024 results included a $202 thousand bank owned life insurance gain and a $1.4 million gain on sale of other assets, equivalent to combined EPS of $0.04. 2023 results included a $1.2 million reversal of provision for credit losses, net of a $400 thousand provision for credit losses and a $279 thousand bank owned life insurance gain, equivalent to combined EPS of $0.04.

The Federal Open Market Committee of the Federal Reserve Board (“FOMC”) decided to maintain the target federal funds rate range of 3.50 to 3.75 percent in January 2026 after a 0.25 percent cut in December 2025. The FOMC press release in January stated, “Available indicators suggest that economic activity has been expanding at a solid pace. Job gains have remained low, and the unemployment rate has shown some signs of stabilization. Inflation remains somewhat elevated. The Committee seeks to achieve maximum employment and inflation at the rate of 2 percent over the long run. Uncertainty about the economic outlook remains elevated. The Committee is attentive to the risks to both sides of its dual mandate.” The interest rate paid on reserve balances at the Federal Reserve Bank remained at 3.65 percent after a 0.25 percent cut in December 2025. The Bank maintains reserve balances at the Federal Reserve Bank; the amount that earns interest is identified as “interest-bearing cash”.

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

The Company’s significant accounting policies (see Note 1 “Summary of Significant Accounting Policies” to the Consolidated Financial Statements below) are fundamental to understanding the Company’s results of operations and financial condition. In the year ended December 31, 2025 and December 31, 2024, the Company adopted the following new accounting guidance:

FASB ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, was issued December 14, 2023. The ASU enhances the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The ASU primarily requires additional disclosures as part of the reconciliation of the effective tax rate to statutory tax rate, the amount of income taxes paid, net of refunds received, and income tax expense disaggregated between federal and state jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is to be applied prospectively, with retrospective application permitted. The Company adopted the ASU prospectively with retrospective application. The required disclosures are included in Note 10 “Income Taxes.”

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

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Years Ended December 31,
	2025	2024	2023
	($ in thousands, except per share data)
Net interest and loan fee income	$217,268	$250,595	$280,123
FTE adjustment	1,079	1,311	1,550
Net interest and loan fee income (FTE)	218,347	251,906	281,673
(Provision) reversal of provision for credit losses	550	(300)	1,150
Noninterest income	40,790	43,155	43,522
Noninterest expense	(101,922)	(104,391)	(103,216)
Income before income taxes (FTE)	157,765	190,370	223,129
Income taxes (FTE)	(41,592)	(51,734)	(61,361)
Net income	$116,173	$138,636	$161,768

Net income per average fully-diluted common share	$4.52	$5.20	$6.06
Net income as a percentage of average shareholders' equity	11.23%	13.82%	18.08%
Net income as a percentage of average total assets	1.91%	2.15%	2.35%

Net income for 2025 decreased $22.5 million compared with 2024 primarily due to decreased net interest and loan fee income (FTE) and lower noninterest income, partially offset by a reversal of provision for credit losses, lower noninterest expense and lower tax provision (FTE). Net interest and loan fee income (FTE) decreased $33.6 million in 2025 compared with 2024 due to lower average balances of investment securities and loans, lower yield on investment securities and higher rates on interest-bearing deposits, partially offset by higher average balances of interest-bearing cash and lower average balances of Bank Term Funding Program borrowings. During 2025, the Company recorded a $550 thousand reversal of provision for credit losses, which was recorded in the first quarter of 2025. During 2024, the Company provided $300 thousand for credit losses, which was recorded in the first quarter 2024 based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans. Noninterest income for 2025 decreased compared with 2024 primarily due to a $1.4 million gain on sale of other assets in 2024, lower fee income from service charges on deposit accounts, debit card fees and ATM processing fees, partially offset by higher income from merchant processing services and trust fees. Noninterest expense in 2025 decreased $2.5 million compared with 2024 primarily due to decreases in salaries and benefits and operating losses from limited partnership investments, partially offset by higher expenses for outsourced data processing services, professional fees, courier services and occupancy and equipment. The tax rate (FTE) was 26.4% for 2025 and 27.2% for 2024.

Net income for 2024 decreased $23.1 million compared with 2023 primarily due to decreased net interest and loan fee income (FTE) and a reduction in net income resulting from a change in allowance for credit losses, partially offset by lower tax provision (FTE). Net interest and loan fee income (FTE) decreased $29.8 million in 2024 compared with 2023 due to lower average balances of investment securities and loans, higher average balances of Bank Term Funding Program borrowings and higher rates on interest-bearing liabilities, partially offset by higher yield on loans and higher average balances of interest-bearing cash. During 2024, the Company provided $300 thousand for credit losses, which was recorded in the first quarter, based on the results of the CECL model and Management’s estimate of credit losses over the remaining life of its loans. The Company recorded a $1.2 million reversal of provision for credit losses, net of a $400 thousand provision in 2023 as a result of a $2.2 million recovery on a previously charged off loan in the first quarter 2023. Noninterest income for 2024 was relatively unchanged compared with 2023 primarily due to a $1.4 million gain on sale of other assets, offset by lower income from merchant processing services, ATM processing fees and debit card fees. Noninterest expense for 2024 increased compared with 2023 primarily due to higher salaries and benefits, partially offset by decreases in losses from unauthorized debit card use, legal fees, operating losses from limited partnership investments and FDIC insurance assessments. The tax rate (FTE) was 27.2% for 2024 and 27.5% for 2023.

Net Interest and Loan Fee Income (FTE)

The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investment securities and interest expense paid on interest-bearing deposits and other borrowings.

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated.

	For the Years Ended December 31,
	2025	2024	2023
	($ in thousands)
Interest and loan fee income	$230,980	$268,014	$284,013
FTE adjustment	1,079	1,311	1,550
Interest and loan fee income (FTE)	232,059	269,325	285,563
Interest expense	(13,712)	(17,419)	(3,890)
Net interest and loan fee income (FTE)	$218,347	$251,906	$281,673

Net interest margin (FTE)	3.82%	4.14%	4.37%

Net interest and loan fee income (FTE) decreased $33.6 million in 2025 compared with 2024 due to lower average balances of investment securities (down $546 million) and loans (down $80 million), lower yield on investment securities (down 0.45%) and higher rates on interest-bearing deposits (up 0.10%), partially offset by higher average balances of interest-bearing cash (up $266 million) and lower average balances of Bank Term Funding Program borrowings (down $107 million).

Net interest and loan fee income (FTE) decreased $29.8 million in 2024 compared with 2023 due to lower average balances of investment securities (down $502 million) and loans (down $76 million), higher average balances of Bank Term Funding Program borrowings (up $107 million) and higher rates on interest-bearing liabilities (up 0.48%), partially offset by higher yield on loans (up 0.26%) and higher average balances of interest-bearing cash (up $170 million).

The net interest margin (FTE) was 3.82% in 2025, 4.14% in 2024, and 4.37% in 2023. The yield on earning assets (FTE) was 4.06% in 2025, 4.43% in 2024, and 4.43% in 2023.

The Company’s funding costs were 0.24% in 2025, compared with 0.29% in 2024, and 0.06% in 2023. Noninterest bearing deposits represented 46% of average deposits in 2025 and 47% in 2024, respectively. Average balances of time deposits in 2025 declined $16 million from 2024. Average balances of checking and saving deposits accounted for 98.5% of average total deposits in 2025 compared with 98.2% in 2024.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated.

	For the Years Ended December 31,
	2025	2024	2023

Yield on earning assets (FTE)	4.06%	4.43%	4.43%
Rate paid on interest-bearing liabilities	0.50%	0.60%	0.12%
Net interest spread (FTE)	3.56%	3.83%	4.31%
Benefit of noninterest-bearing demand deposits	0.26%	0.31%	0.06%
Net interest margin (FTE)	3.82%	4.14%	4.37%

The Company’s net interest margin decreased in 2025 compared with 2024 affected primarily by lower yield on earning assets due to declining interest rates in the market. The Company’s yield on earning assets in 2025 decreased compared with 2024 primarily due to lower yields on the investment securities and interest-bearing cash. The volume of higher-yielding CLOs declined due to calls and principal paydowns. Newly purchased investment securities have lower yields compared with CLOs. The CLOs have interest coupons that change once every three months by the amount of change in the three-month SOFR base rate. The average balances and yields of CLOs for 2025 and 2024 were $712 million yielding 6.19%, and $1,252 million yielding 7.11%, respectively. The Company’s yield on earning assets in 2024 remained the same compared with 2023 primarily due to higher yields on the loan portfolio and interest-bearing cash, offset by lower yield on investment securities. The average balances and yields of CLOs for 2024 and 2023 were $1,252 million yielding 7.11% and $1,543 million yielding 6.99%, respectively. The interest-bearing cash yield changes by the amount of change in the overnight federal funds rate on the effective date declared by the FOMC. The average balances and yields of interest-bearing cash for 2025, 2024 and 2023 were $641 million yielding 4.34%, $375 million yielding 5.25%, and $205 million yielding 5.21%, respectively. The rates on interest-bearing liabilities decreased in 2025 compared with 2024 and increased in 2024 compared with 2023 primarily affected by Bank Term Funding Program borrowings in 2024. The average balances and rates of Bank Term Funding program borrowings were $107 million and 5.40% in 2024. The Company has other earning assets with variable yields such as commercial loans and lines of credit, consumer lines of credit and adjustable rate residential real estate loans, which are included in “other taxable loans” in the following “Summary of Average Balances, Yields/Rates and Interest Differential.”

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2025
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,186,133	$158,408	3.77%
Tax-exempt (1)	101,034	3,896	3.86%
Total investments (1)	4,287,167	162,304	3.77%
Loans:
Taxable	724,456	40,657	5.61%
Tax-exempt (1)	31,275	1,294	4.14%
Total loans (1)	755,731	41,951	5.55%
Total interest-bearing cash	640,564	27,804	4.34%
Total interest-earning assets (1)	5,683,462	232,059	4.06%
Other assets	392,034
Total assets	$6,075,496

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,243,836	$-	-%
Savings and interest-bearing transaction	2,541,900	12,814	0.50%
Time less than $100,000	48,307	143	0.30%
Time $100,000 or more	26,699	55	0.21%
Total interest-bearing deposits	2,616,906	13,012	0.50%
Securities sold under repurchase agreements	112,958	700	0.62%
Total interest-bearing liabilities	2,729,864	13,712	0.50%
Other liabilities	67,215
Shareholders' equity	1,034,581
Total liabilities and shareholders' equity	$6,075,496
Net interest spread (1) (2)			3.56%
Net interest and fee income and interest margin (1) (3)		$218,347	3.82%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Year Ended December 31, 2023
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$5,176,278	$221,742	4.28%
Tax-exempt (1)	158,433	5,668	3.58%
Total investments (1)	5,334,711	227,410	4.26%
Loans:
Taxable	868,255	45,739	5.27%
Tax-exempt (1)	44,061	1,743	3.96%
Total loans (1)	912,316	47,482	5.20%
Total interest-bearing cash	204,794	10,671	5.21%
Total Interest-earning assets (1)	6,451,821	285,563	4.43%
Other assets	419,545
Total assets	$6,871,366

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,748,544	$-	-%
Savings and interest-bearing transaction	2,922,909	3,450	0.12%
Time less than $100,000	67,832	204	0.30%
Time $100,000 or more	48,076	116	0.24%
Total interest-bearing deposits	3,038,817	3,770	0.12%
Securities sold under repurchase agreements	89,298	120	0.13%
Total interest-bearing liabilities	3,128,115	3,890	0.12%
Other liabilities	100,097
Shareholders' equity	894,610
Total liabilities and shareholders' equity	$6,871,366
Net interest spread (1) (2)			4.31%
Net interest and fee income and interest margin (1) (3)		$281,673	4.37%

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

Summary of Changes in Interest Income and Expense

	For the Year Ended December 31, 2025
	Compared with
	For the Year Ended December 31, 2024
	Volume	Yield/Rate	Total
	(In thousands)
(Decrease) increase in interest and loan fee income:
Investment securities:
Taxable	$(22,009)	$(18,938)	$(40,947)
Tax-exempt (1)	(967)	187	(780)
Total investments (1)	(22,976)	(18,751)	(41,727)
Loans:
Taxable	(3,949)	632	(3,317)
Tax-exempt (1)	(367)	6	(361)
Total loans (1)	(4,316)	638	(3,678)
Total interest-bearing cash	13,944	(5,805)	8,139
Total decrease in interest and loan fee income (1)	(13,348)	(23,918)	(37,266)
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(389)	2,545	2,156
Time less than $100,000	(29)	(15)	(44)
Time $100,000 or more	(20)	(21)	(41)
Total interest-bearing deposits	(438)	2,509	2,071
Bank term funding program borrowings	(5,813)	-	(5,813)
Securities sold under repurchase agreements	175	(140)	35
Total (decrease) increase in interest expense	(6,076)	2,369	(3,707)
Decrease in net interest and loan fee income (1)	$(7,272)	$(26,287)	$(33,559)

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

Based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity, the Company recorded a $550 thousand reversal of provision for credit losses in 2025, which was recorded in the first quarter of 2025. In 2024, the Company provided $300 thousand for credit losses, which was recorded in the first quarter of 2024. In 2023, the Company recorded a $1.2 million reversal of provision for credit losses which reflected a $2.2 million recovery in the first quarter 2023 on a previously charged off loan and a $400 thousand provision for credit losses in the third quarter of 2023. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

Components of Noninterest Income

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands)
Service charges on deposit accounts	$13,336	$14,025	$14,169
Merchant processing services	10,970	10,449	11,280
Debit card fees	6,346	6,853	7,185
Trust fees	3,584	3,318	3,122
ATM processing fees	1,912	2,170	2,618
Other service fees	1,753	1,770	1,765
Bank owned Life insurance gains	208	202	279
Losses on sale of securities	-	-	(125)
Unrealized losses on equity securities	(60)	-	-
Other noninterest income	2,741	4,368	3,229
Total Noninterest Income	$40,790	$43,155	$43,522

Noninterest income in 2025 decreased $2.4 million compared with 2024 primarily because 2024 results included a $1.4 million gain on sale of other assets. Service charges on deposit accounts decreased in 2025 compared with 2024 primarily due to a decrease in overdraft charges. Debit card fees and ATM processing fees decreased in 2025 compared with 2024 primarily due to lower transaction volumes. The decreases in 2025 compared with 2024 were partially offset by higher income from merchant processing services and trust fees.

Noninterest income in 2024 remained relatively unchanged when compared with 2023 primarily due to a $1.4 million gain on sale of other assets, offset by lower income from merchant processing services, ATM processing fees and debit card fees. Merchant processing services fee income decreased in 2024 from 2023 primarily due to an increase in lower margin transactions. ATM processing fees declined in 2024 compared with 2023 due to reduced processing volumes.

Noninterest Expense

Components of Noninterest Expense

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands)
Salaries and related benefits	$48,687	$50,292	$47,871
Occupancy and equipment	20,871	20,673	20,520
Outsourced data processing services	10,829	10,271	9,846
Limited partnership operating losses	3,636	5,185	5,754
Courier service	2,956	2,709	2,652
Professional fees	1,964	1,470	1,751
Other noninterest expense	12,979	13,791	14,822
Total Noninterest Expense	$101,922	$104,391	$103,216

Noninterest expense in 2025 decreased $2.5 million compared with 2024 primarily due to decreases in salaries and benefits and operating losses from limited partnership investments. The decreases in 2025 from 2024 were partially offset by higher expenses for outsourced data processing services, professional fees, courier services and occupancy and equipment.

Noninterest expense in 2024 increased $1.2 million compared with 2023 primarily due to increases in salaries and benefits and outsourced data processing. The increases in 2024 from 2023 were partially offset by decreases in losses from unauthorized debit card use, legal fees, operating losses from limited partnership investments and FDIC insurance assessments.

[The remainder of this page intentionally left blank]

Provision for Income Tax

The Company’s income tax provision (FTE) was $41.6 million in 2025 compared with $51.7 million in 2024 and $61.4 million in 2023. The effective tax rates (FTE) were 26.4% in 2025 compared with 27.2% in 2024 and 27.5% in 2023. See Note 10 to the consolidated financial statements for additional information related to income taxes.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Treasury, U.S. Government sponsored entities, state and political subdivisions, corporations and banks. The Company had marketable equity securities held for trading at fair value of $466 thousand at December 31, 2025. The Company had no marketable equity securities not held for trading at December 31, 2025 and December 31, 2024.

Management manages the investment securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $4.3 billion at December 31, 2025 and $4.2 billion at December 31, 2024. The following table lists debt securities in the Company’s portfolio by type as of the dates indicated. Debt securities held to maturity are listed at amortized cost before related reserve for expected credit losses of $1 thousand at December 31, 2025 and $1 thousand at December 31, 2024. Debt securities available for sale are listed at fair value.

	At December 31, 2025		At December 31, 2024
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$302,412	7%	$292,117	7%
Agency residential mortgage-backed securities ("MBS")	228,080	5%	268,987	6%
Agency commercial MBS	707,560	16%	6,966	-%
U.S. Treasury securities	-	-%	4,955	-%
Obligations of states and political subdivisions	79,319	2%	113,447	3%
Corporate securities	2,546,324	60%	2,571,384	61%
Collateralized loan obligations	424,614	10%	982,589	23%
Total	$4,288,309	100%	$4,240,445	100%

Debt securities available for sale	$3,468,734		$3,395,810
Debt securities held to maturity	819,575		844,635
Total	$4,288,309		$4,240,445

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

At December 31, 2025, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

[The remainder of this page intentionally left blank]

The following table shows the fair value carrying amount of the Company’s debt securities available for sale as of the dates indicated:

	At December 31,
	2025	2024	2023
	(In thousands)
Debt securities available for sale:
Securities of U.S. Government sponsored entities	$302,412	$292,117	$294,919
Agency residential MBS	184,346	211,060	239,454
Agency commercial MBS	707,560	6,966	-
U.S. Treasury securities	-	4,955	-
Obligations of states and political subdivisions	45,722	62,186	71,283
Corporate securities	1,804,080	1,835,937	1,909,548
Collateralized loan obligations	424,614	982,589	1,484,597
Total debt securities available for sale	$3,468,734	$3,395,810	$3,999,801

The following table sets forth the relative maturities and contractual yields of the Company’s debt securities available for sale (stated at fair value) at December 31, 2025. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Collateralized loan obligations and mortgage-backed securities are shown separately because they are typically paid in quarterly and monthly installments, respectively, over a number of years.

Debt Securities Available for Sale Maturity Distribution

	At December 31, 2025
	Within one year	After one but within five years	After five but within ten years	CLO and Mortgage- backed	Total
	($ in thousands)
Securities of U.S. Government sponsored entities	$7,036	$116,579	$178,797	$-	$302,412
Interest rate	4.07%	3.39%	3.49%	-%	3.54%
Obligations of states and political subdivisions	3,220	20,885	21,617	-	45,722
Interest rate	2.60%	2.89%	3.20%	-%	3.01%
Corporate securities	188,317	1,044,637	571,126	-	1,804,080
Interest rate	3.24%	2.81%	2.30%	-%	2.67%
Subtotal	198,573	1,182,101	771,540	-	2,152,214
Interest rate	3.26%	2.87%	2.60%	-%	2.80%
Collateralized loan obligations (CLO)	-	-	-	424,614	424,614
Interest rate	-%	-%	-%	5.95%	5.95%
MBS	-	-	-	891,906	891,906
Interest rate	-%	-%	-%	4.77%	4.77%
Total	$198,573	$1,182,101	$771,540	$1,316,520	$3,468,734
Interest rate	3.26%	2.87%	2.60%	5.15%	3.64%

The following table shows the amortized cost carrying amount and fair value before related reserve for expected credit losses of $1 thousand at December 31, 2025, December 31, 2024 and December 31, 2023, of the Company’s debt securities held to maturity as of the dates indicated:

	At December 31,
	2025	2024	2023
	(In thousands)
Agency residential MBS	$43,734	$57,927	$78,565
Obligations of states and political subdivisions	33,597	51,261	71,182
Corporate securities	742,244	735,447	728,650
Total	$819,575	$844,635	$878,397
Fair value	$812,580	$807,838	$849,562

The following table sets forth the relative maturities and contractual yields of the Company’s debt securities held to maturity at December 31, 2025. Yields on state and political subdivision securities have been calculated on a fully taxable equivalent basis using the current federal statutory rate. Mortgage-backed securities are shown separately because they are typically paid in monthly installments over a number of years.

Debt Securities Held to Maturity Maturity Distribution

	At December 31, 2025
	Within one year	After one but within five years	After five but within ten years	Mortgage- backed	Total
	($ in thousands)
Obligations of states and political subdivisions	$28,363	$5,234	$-	$-	$33,597
Interest rate	3.56%	3.80%	-%	-%	3.63%
Corporate securities	4,963	420,153	317,128	-	742,244
Interest rate	4.15%	4.24%	4.17%	-%	4.21%
Subtotal	33,326	425,387	317,128	-	775,841
Interest rate	3.56%	4.23%	4.17%	-%	4.18%
MBS	-	-	-	43,734	43,734
Interest rate	-%	-%	-%	2.37%	2.37%
Total	$33,326	$425,387	$317,128	$43,734	$819,575
Interest rate	3.56%	4.23%	4.17%	2.37%	4.08%

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At December 31, 2025		At December 31, 2024
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$1,913,553	$1,804,080	$2,031,144	$1,835,937
Debt securities held to maturity	742,244	737,480	735,447	703,210
Total corporate securities	$2,655,797	$2,541,560	$2,766,591	$2,539,147

The following table summarizes total corporate securities by credit rating:

	At December 31, 2025		At December 31, 2024
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
AA-	$77,304	3%	$72,569	3%
A+	272,496	11%	256,906	10%
A	423,726	17%	353,434	14%
A-	801,466	31%	807,698	32%
BBB+	624,557	25%	634,118	25%
BBB	342,011	13%	414,422	16%
Total corporate securities	$2,541,560	100%	$2,539,147	100%

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At December 31, 2025		At December 31, 2024
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,448,196	57%	$1,450,675	57%
Utilities	288,995	11%	275,551	11%
Industrial	214,154	8%	212,587	8%
Consumer, Non-cyclical	174,853	7%	169,311	7%
Communications	130,355	5%	154,358	6%
Basic Materials	102,612	4%	100,617	4%
Energy	71,815	3%	69,320	3%
Technology	63,158	3%	61,008	2%
Consumer, Cyclical	47,422	2%	45,720	2%
Total corporate securities	$2,541,560	100%	$2,539,147	100%

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the corporate securities are denominated in United States dollars:

	At December 31, 2025		At December 31, 2024
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,815,106	71%	$1,767,669	70%
Canada	203,940	8%	192,122	8%
Japan	159,249	6%	167,624	7%
United Kingdom	112,636	4%	139,648	5%
France	80,668	3%	92,970	4%
Switzerland	76,127	3%	73,424	3%
Netherlands	37,660	2%	35,425	1%
Australia	25,305	1%	24,700	1%
Belgium	17,211	1%	19,726	1%
Germany	13,658	1%	12,891	-%
Jersey	-	-%	12,948	-%
Total corporate securities	$2,541,560	100%	$2,539,147	100%

The following table summarizes the above corporate securities with issuer’s headquarters located outside of the United States of America by the industry sector in which the issuing companies operate; all the corporate securities are denominated in United States dollars:

	At December 31, 2025		At December 31, 2024
	Fair value	As a percent of total foreign corporate securities	Fair value	As a percent of total foreign corporate securities
	($ in thousands)
Financial	$626,661	86%	$659,403	86%
Energy	33,540	5%	32,041	4%
Basic Materials	25,305	4%	24,700	3%
Consumer, Non-cyclical	17,211	2%	19,726	3%
Consumer, Cyclical	13,658	2%	25,839	3%
Utilities	10,079	1%	9,769	1%
Total foreign corporate securities	$726,454	100%	$771,478	100%

The Company’s $425 million (fair value) in collateralized loan obligations at December 31, 2025, consist of investments in 41 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At December 31, 2025
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$156,335	$155,881
AA+/AA	269,130	268,733
Total	$425,465	$424,614

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

The following table shows the composition of the loan portfolio of the Company by type of loan and type of borrower, on the dates indicated:

Loan Portfolio

	At December 31,
	2025	2024
	(In thousands)
Commercial	$117,009	$127,276
Commercial real estate	482,230	507,900
Construction	-	5,064
Residential real estate	7,186	8,274
Consumer installment and other	120,057	171,786
Total loans	$726,482	$820,300

The following table shows the maturity distribution of loans at December 31, 2025. There were no loans with a remaining maturity of over fifteen years as of December 31, 2025.

Loan Maturity Distribution

	At December 31, 2025
	Within One Year	One to Five Years	Five to Fifteen Years	Total
	(In thousands)
Commercial	$31,724	$40,925	$44,360	$117,009
Commercial real estate	11,473	207,238	263,519	482,230
Residential real estate	-	375	6,811	7,186
Consumer and other installment	17,594	86,450	16,013	120,057
Total	$60,791	$334,988	$330,703	$726,482

[The remainder of this page intentionally left blank]

The following table shows the distribution of variable-rate and fixed-rate loans due after one year as of December 31, 2025.

	At December 31, 2025
	Fixed	Variable	Total
	(In thousands)
Commercial	$71,293	$13,992	$85,285
Commercial real estate	91,768	378,989	470,757
Residential real estate	988	6,198	7,186
Consumer and other installment	102,463	-	102,463
Total	$266,512	$399,179	$665,691

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

[The remainder of this page intentionally left blank]

Nonperforming Loans

	At December 31,
	2025	2024
	(In thousands)

Nonperforming nonaccrual loans	$768	$201
Performing nonaccrual loans	706	-
Total nonaccrual loans	1,474	201
Accruing loans 90 or more days past due	340	534
Total nonperforming loans	$1,814	$735

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At December 31,	At December 31,
	2025	2024
	(In thousands)

Allowance for credit losses on loans	$11,573	$14,780
Allowance for credit losses on held to maturity debt securities	1	1
Total allowance for credit losses	$11,574	$14,781

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. The Company has evaluated each issuer’s historical financial performance and ability to service debt payments throughout and following the 2008-2009 recession. The Company has an expectation that nonpayment of the amortized cost basis continues to be zero. At December 31, 2025, no credit loss allowance was assigned to corporate securities held to maturity based on evaluation of each individual issuer’s historical financial performance throughout full business cycles. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $1 thousand related to municipal securities at December 31, 2025 and December 31, 2024, reflecting the expected credit losses on debt securities held to maturity.

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

[The remainder of this page intentionally left blank]

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	At and For the Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Analysis of the Allowance for Credit Losses
Balance, beginning of period	$14,780	$16,867	$20,284
Provision for (reversal of) credit losses on loans	(550)	300	(1,150)
Loans charged off:
Commercial	(1,597)	(283)	(410)
Commercial real estate	(191)	-	(45)
Consumer and other installment	(4,100)	(6,391)	(7,499)
Total chargeoffs	(5,888)	(6,674)	(7,954)
Recoveries of loans previously charged off:
Commercial	462	124	2,359
Commercial real estate	54	204	71
Consumer and other installment	2,715	3,959	3,257
Total recoveries	3,231	4,287	5,687
Net loan losses	(2,657)	(2,387)	(2,267)
Balance, end of period	$11,573	$14,780	$16,867

Net loan losses as a percentage of average loans	(0.35)%	(0.29)%	(0.25)%

Selected financial data: (at period end)
Loans	$726,482	$820,300	$866,602
Nonaccrual loans	1,474	201	403
Allowance for credit losses as a percentage of loans	1.59%	1.80%	1.95%
Nonaccrual loans as a percentage of loans	0.20%	0.02%	0.05%
Allowance for credit losses to nonaccrual loans	785.14%	7353.23%	4185.36%

The following table summarizes net (chargeoffs) recoveries and the ratio of net (chargeoffs) recoveries to average loans for the periods indicated:

	For the Year Ended December 31,
	2025			2024			2023
			As a percentage			As a percentage			As a percentage
		Average	of Net (chargeoffs)		Average	of Net (chargeoffs)		Average	of Net (chargeoffs)
	Net (chargeoffs)	Loan	recoveries	Net (chargeoffs)	Loan	recoveries	Net (chargeoffs)	Loan	recoveries
	Recoveries	Balances	to Average loans	Recoveries	Balances	to Average loans	Recoveries	Balances	to Average loans
	($ in thousands)

Commercial	$(1,135)	$113,770	(1.00)%	$(159)	$128,505	(0.12)%	$1,949	$149,137	1.31%
Commercial real estate	(137)	488,758	(0.03)%	204	493,282	0.04%	26	492,183	0.01%
Construction	-	1,748	-%	-	5,064	-%	-	4,362	-%
Residential real estate	-	7,787	-%	-	9,197	-%	-	12,080	-%
Consumer and other installment	(1,385)	143,668	(0.96)%	(2,432)	200,088	(1.22)%	(4,242)	254,554	(1.67)%
Total	$(2,657)	$755,731	(0.35)%	$(2,387)	$836,136	(0.29)%	$(2,267)	$912,316	(0.25)%

The Company's allowance for credit losses on loans is maintained at a level considered adequate to provide for expected losses based on historical loss rates adjusted for current and expected conditions over a forecast period. These include conditions unique to individual borrowers, as well as overall loan loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing and forecasted economic conditions, or credit protection agreements and other factors. Loans that share common risk characteristics are segregated into pools based on common characteristics, which are primarily determined by loan, borrower, or collateral type. Historical loss rates are determined for each pool. Loans that do not share risk characteristics with other loans in the pools are evaluated individually. See Note 1 “Business and Accounting Policies” to consolidated financial statements for additional information.

[The remainder of this page intentionally left blank]

The following table presents the allocation of the allowance for credit losses for the periods indicated.

	At December 31,
	2025		2024
	Allocation of the Allowance Balance	Loans as Percent of Total Loans	Allocation of the Allowance Balance	Loans as Percent of Total Loans
	($ in thousands)
Commercial	$4,048	16%	$4,197	15%
Commercial real estate	6,109	66%	6,034	62%
Construction	-	-%	247	1%
Residential real estate	22	1%	22	1%
Consumer installment and other	1,394	17%	4,280	21%
Total	$11,573	100%	$14,780	100%

	Allowance for Credit Losses
	For the Year Ended December 31, 2025
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,197	$6,034	$247	$22	$4,280	$14,780
Provision (reversal)	986	212	(247)	-	(1,501)	(550)
Chargeoffs	(1,597)	(191)	-	-	(4,100)	(5,888)
Recoveries	462	54	-	-	2,715	3,231
Total allowance for credit losses	$4,048	$6,109	$-	$22	$1,394	$11,573

Management considers the $11.6 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of December 31, 2025.

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

The Company monitors the climate risks of its loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. At December 31, 2025, the Company had $16 million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields and volatile commodity prices without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles are not considered to be material risks to the Company’s automobile lending practices. The Company considers climate risk in its underwriting of corporate bonds, and avoids purchasing bonds of issuers, which, in Management’s judgement, have elevated climate risk.

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

The Company’s asset and liability position was generally “asset sensitive” at December 31, 2025, based on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes. However, in the dynamic simulation, an assumed decline in interest rates is expected to result in improved deposit balances funding higher earning asset levels. Further, in the dynamic simulation, no change in interest rates is expected to result in a decline in net interest income as asset yields remain stable and deposit costs rise as the Bank negotiates deposit rates with customers in the current environment.

At December 31, 2025, Management’s most recent measurements of estimated changes in net interest income were:

	Dynamic Simulation (1)	Static Simulation (2)
Change in Interest Rates	First Year Change in Net Interest Income
+ 2.0%	+ 4.1%	+ 10.7%
+ 1.0%	+ 2.1%	+ 5.3%
0.0%	- 2.2%	0.0%
- 1.0%	- 3.1%	- 6.1%
- 2.0%	- 6.6%	- 12.2%

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets for the year ended December 31, 2025 and 96% for the year ended December 31, 2024. The Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit risk and capital management practices and by maintaining an appropriate level of liquidity.

Total deposits were $4,840 million at December 31, 2025 and $5,012 million at December 31, 2024. Total time deposits were $67 million at December 31, 2025 and $82 million at December 31, 2024. The Company has no foreign time deposits. FDIC deposit insurance is $250,000 per depositor, for each account ownership category. At December 31, 2025, estimated federally uninsured total deposits and time deposits were $2,457 million and $4 million, respectively.

The following table shows the time remaining to maturity of the Company’s estimated amounts of uninsured time deposits with a balance greater than $250,000 per depositor per category:

At December 31, 2025
(In thousands)
Three months or less	$1,466
Over three through six months	279
Over six through twelve months	1,901
Over twelve months	72
Total	$3,718

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, and principal and interest payments from debt securities and loans. At December 31, 2025, the Company had $567,801 thousand in cash balances. During the twelve months ending December 31, 2026, the Company expects to receive $397,000 thousand in principal payments from its debt securities. If additional operational liquidity is required, the Company can pledge debt securities as collateral for borrowing purposes; at December 31, 2025, the Company’s debt securities which qualify as collateral for borrowing totaled $4,013,502 thousand. In the ordinary course of business, the Company pledges debt securities as collateral for certain depository customers; at December 31, 2025, the Company had pledged $710,092 thousand in debt securities for depository customers. In the ordinary course of business, the Company pledges debt securities as collateral for borrowing from the Federal Reserve Bank; at December 31, 2025, the Company had pledged $741,923 thousand in debt securities at the Federal Reserve Bank. During the year ended December 31, 2025, the Company’s average borrowings from the Federal Reserve Bank and other correspondent banks were $-0- thousand, respectively, and at December 31, 2025, the Company had no borrowings from the Federal Reserve Bank or other correspondent banks. At December 31, 2025, the Company had access to borrowing from the Federal Reserve Bank up to $741,923 thousand based on collateral pledged at December 31, 2025. At December 31, 2025, the Company’s estimated unpledged collateral qualifying debt securities totaled $2,137,832 thousand. Debt securities eligible as collateral are shown at market value unless noted otherwise:

At December 31, 2025
(in thousands)
Debt Securities Eligible as Collateral:
Corporate Securities	$2,541,560
Collateralized Loan Obligations rated AAA	155,881
Obligations of States and Political Subdivisions	79,293
Agency Mortgage Backed Securities	934,356
Securities of U.S. Government Sponsored Entities	302,412
Total Debt Securities Eligible as Collateral	$4,013,502

Debt Securities Pledged as Collateral:
Debt Securities Pledged at the Federal Reserve Bank	$(741,923)
Deposits by Public Entities	(710,092)
Securities Sold under Repurchase Agreements	(417,531)
Other	(6,124)
Total Debt Securities Pledged as Collateral	$(1,875,670)

Estimated Debt Securities Available to Pledge	$2,137,832

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

Westamerica Bancorporation ("Parent Company") is a separate entity apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. The Parent Company had no debt at December 31, 2025. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees.

The Bank’s dividends paid to the Parent Company and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $47 million for the year ended December 31, 2025 and $47 million in the year ended December 31, 2024 and retire common stock in the amounts of $104 million in the year ended December 31, 2025 and $210 thousand in the year ended December 31, 2024. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not impact Parent Company's ability to meet its ongoing cash obligations. The Parent Company’s cash balance was $268 million at December 31, 2025 and $263 million at December 31, 2024.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was 11.2% for the year ended December 31, 2025 and 13.8% for the year ended December 31, 2024. The Company also raises capital as employees exercise stock options. The Company raised $376 thousand through the exercise of stock options in the year ended December 31, 2025 while $1.5 million was raised through the exercise of stock options in the year ended December 31, 2024.

The Company paid cash dividends on its common stock totaling $47 million in the year ended December 31, 2025 and $47 million in the year ended December 31, 2024, which represent dividends per common share of $1.82 and $1.76, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company retired approximately 2 million shares valued at $104 million in the year ended December 31, 2025 and 4 thousand shares valued at $210 thousand in the year ended December 31, 2024.

The Company's primary capital resource is shareholders' equity, which was $934 million at December 31, 2025 compared with $890 million at December 31, 2024. The Company's ratio of equity to total assets was 15.66% at December 31, 2025 and 14.65% at December 31, 2024.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2025		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	22.75%	15.14%	7.00%	6.50%
Tier I Capital	22.75%	15.14%	8.50%	8.00%
Total Capital	23.05%	15.59%	10.50%	10.00%
Leverage Ratio	15.22%	10.09%	4.00%	5.00%

[The remainder of this page intentionally left blank]

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2024		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	22.46%	15.33%	7.00%	6.50%
Tier I Capital	22.46%	15.33%	8.50%	8.00%
Total Capital	22.82%	15.84%	10.50%	10.00%
Leverage Ratio	15.30%	10.41%	4.00%	5.00%

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

Deposit Categories

The Company primarily attracts deposits from local businesses and professionals, as well as through retail savings and checking accounts, and, to a more limited extent, certificates of deposit. The following table summarizes the Company’s average daily amount of deposits and the rates paid for the periods indicated:

Deposit Distribution and Average Rates Paid

	For the Years Ended December 31,
	2025			2024			2023
	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate	Average Balance	Percentage of Total Deposits	Rate
	($ In thousands)

Noninterest-bearing demand	$2,243,836	46.2%	-%	$2,445,945	47.3%	-%	$2,748,544	47.5%	-%
Interest bearing:
Transaction	908,290	18.7%	0.02%	977,912	18.9%	0.03%	1,156,684	20.0%	0.04%
Savings	1,633,610	33.6%	0.77%	1,660,227	32.1%	0.63%	1,766,225	30.5%	0.17%
Time less than $100 thousand	48,307	1.0%	0.30%	57,064	1.1%	0.33%	67,832	1.2%	0.30%
Time $100 thousand or more	26,699	0.5%	0.21%	33,794	0.6%	0.28%	48,076	0.8%	0.24%
Total (1)	$4,860,742	100.0%	0.50%	$5,174,942	100.0%	0.40%	$5,787,361	100.0%	0.12%

(1) The rates for total deposits were calculated using the average balances of interest-bearing deposits.

The Company’s strategy includes building the value of its deposit base by building balances of lower-costing deposits and avoiding reliance on higher-costing time deposits. Average balances of higher costing time deposits declined 35% to $75 million from 2023 to 2025. The Company’s average balances of checking and savings accounts represented 98% of average balances of total deposits in 2025, 2024 and 2023.

Total time deposits were $67 million and $82 million at December 31, 2025 and December 31, 2024, respectively. The following table sets forth, by time remaining to maturity, the Company’s total domestic time deposits. The Company has no foreign time deposits.

[The remainder of this page intentionally left blank]

Time Deposits Maturity Distribution

At December 31, 2025
(In thousands)
2026	$52,526
2027	5,865
2028	4,045
2029	2,486
2030	2,080
Thereafter	19
Total	$67,021

Short-term Borrowings

The following table sets forth the short-term borrowings of the Company:

Short-Term Borrowings Distribution

	At December 31,
	2025	2024	2023
	(In thousands)
Securities sold under agreements to repurchase the securities	$137,298	$120,322	$58,162
Total short-term borrowings	$137,298	$120,322	$58,162

Further detail of other borrowed funds is as follows:

	For the Years Ended December 31,
	2025	2024	2023
	($ in thousands)
Securities sold under agreements to repurchase the securities balances and rates paid on outstanding amount:
Average balance for the year	$112,958	$89,381	$89,298
Maximum month-end balance during the year	137,298	132,487	138,005
Average interest rate for the year	0.62%	0.74%	0.13%
Average interest rate at period end	0.61%	0.62%	0.31%
Bank Term Funding Program borrowings balances and rates paid on outstanding amount:
Average balance for the year	$-	$107,364	$-
Maximum month-end balance during the year	-	200,000	-
Average interest rate for the year	-%	5.40%	-%
Average interest rate at period end	-%	-%	-%

Financial Ratios

The following table shows key financial ratios for the periods indicated:

	At and For the Years Ended December 31,
	2025	2024	2023
Return on average total assets	1.91%	2.15%	2.35%
Return on average common shareholders' equity	11.23%	13.82%	18.08%
Average shareholders' equity as a percentage of:
Average total assets	17.03%	15.57%	13.02%
Average total loans	136.90%	119.99%	98.06%
Average total deposits	21.28%	19.39%	15.46%
Common dividend payout ratio	40%	34%	28%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Westamerica Bancorporation and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based upon criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, Management determined that the Company’s internal control over financial reporting was effective as of December 31, 2025 based on the criteria in Internal Control - Integrated Framework (2013) issued by COSO.

The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting. Their opinion and attestation on internal control over financial reporting appear on page 89.

Dated: February 27, 2026

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS

	At December 31,
	2025	2024
	(In thousands)
Assets:
Cash and due from banks	$567,801	$601,494
Debt securities available for sale	3,468,734	3,395,810
Debt securities held to maturity, net of allowance for credit losses of $1 at December 31, 2025 and $1 at December 31, 2024 (Fair value of $812,580 at December 31, 2025 and $807,838 at December 31, 2024)	819,574	844,634
Loans	726,482	820,300
Allowance for credit losses on loans	(11,573)	(14,780)
Loans, net of allowance for credit losses on loans	714,909	805,520
Premises and equipment, net	25,722	26,133
Identifiable intangibles, net	-	125
Goodwill	121,673	121,673
Other assets	241,767	280,885
Total Assets	$5,960,180	$6,076,274

Liabilities:
Noninterest-bearing deposits	$2,252,490	$2,333,389
Interest-bearing deposits	2,587,529	2,678,461
Total deposits	4,840,019	5,011,850
Short-term borrowed funds	137,298	120,322
Other liabilities	49,354	54,145
Total Liabilities	5,026,671	5,186,317

Contingencies (Note 12)

Shareholders' Equity:
Common stock and additional paid-in capital Common stock (no par value), authorized - 150,000 shares Issued and outstanding: 24,623 at December 31, 2025 and 26,708 at December 31, 2024	439,980	476,471
Deferred compensation	35	35
Accumulated other comprehensive loss	(91,139)	(168,104)
Retained earnings	584,633	581,555
Total Shareholders' Equity	933,509	889,957
Total Liabilities and Shareholders' Equity	$5,960,180	$6,076,274

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$41,682	$45,286	$47,116
Equity securities	1,672	1,586	1,482
Debt securities available for sale	126,155	166,975	189,187
Debt securities held to maturity	33,667	34,502	35,557
Interest-bearing cash	27,804	19,665	10,671
Total Interest and Loan Fee Income	230,980	268,014	284,013
Interest Expense:
Deposits	13,012	10,941	3,770
Bank Term Funding Program Borrowings	-	5,813	-
Securities Sold under Repurchase Agreements	700	665	120
Total Interest Expense	13,712	17,419	3,890
Net Interest and Loan Fee Income	217,268	250,595	280,123
(Reversal of) Provision for Credit Losses	(550)	300	(1,150)
Net Interest and Loan Fee Income After (Reversal of) Provision For Credit Losses	217,818	250,295	281,273
Noninterest Income:
Service charges on deposit accounts	13,336	14,025	14,169
Merchant processing services	10,970	10,449	11,280
Debit card fees	6,346	6,853	7,185
Trust fees	3,584	3,318	3,122
ATM processing fees	1,912	2,170	2,618
Other service fees	1,753	1,770	1,765
Bank owned life insurance gains	208	202	279
Losses on sale of securities	-	-	(125)
Other noninterest income	2,681	4,368	3,229
Total Noninterest Income	40,790	43,155	43,522
Noninterest Expense:
Salaries and related benefits	48,687	50,292	47,871
Occupancy and equipment	20,871	20,673	20,520
Outsourced data processing services	10,829	10,271	9,846
Limited partnership operating losses	3,636	5,185	5,754
Courier service	2,956	2,709	2,652
Professional fees	1,964	1,470	1,751
Other noninterest expense	12,979	13,791	14,822
Total Noninterest Expense	101,922	104,391	103,216
Income Before Income Taxes	156,686	189,059	221,579
Provision for income taxes	40,513	50,423	59,811
Net Income	$116,173	$138,636	$161,768

Average Common Shares Outstanding	25,674	26,685	26,703
Diluted Average Common Shares Outstanding	25,674	26,686	26,706
Per Common Share Data:
Basic earnings	$4.52	$5.20	$6.06
Diluted earnings	4.52	5.20	6.06
Dividends paid	1.82	1.76	1.72

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands)
Net Income	$116,173	$138,636	$161,768
Other comprehensive income:
Changes in net unrealized losses on debt securities available for sale	109,269	31,486	93,326
Deferred tax expense	(32,304)	(9,308)	(27,591)
Reclassification of losses included in net income	-	-	125
Deferred tax benefit on losses included in net income	-	-	(37)
Changes in unrealized losses on debt securities available for sale, net of tax	76,965	22,178	65,823
Total Comprehensive Income	$193,138	$160,814	$227,591

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

		Common		Accumulated
	Common	Stock and		Other
	Shares	Additional	Deferred	Comprehensive	Retained
	Outstanding	Paid-in Capital	Compensation	Income (Loss)	Earnings	Total
	(In thousands, except per share data)

Balance, December 31, 2022	26,913	$475,086	$35	$(256,105)	$383,094	$602,110
Net income for the year 2023					161,768	161,768
Other comprehensive income				65,823		65,823
Exercise of stock options	22	950				950
Restricted stock activity	9	508				508
Stock based compensation	-	1,356				1,356
Stock awarded to employees	1	80				80
Retirement of common stock	(274)	(4,844)			(8,903)	(13,747)
Dividends ($1.72 per share)					(45,954)	(45,954)
Balance, December 31, 2023	26,671	473,136	35	(190,282)	490,005	772,894
Net income for the year 2024					138,636	138,636
Other comprehensive income				22,178		22,178
Exercise of stock options	29	1,487				1,487
Restricted stock activity	11	505				505
Stock based compensation	-	1,483				1,483
Stock awarded to employees	1	74				74
Excise tax on 2023 net common stock repurchases		(132)				(132)
Retirement of common stock	(4)	(82)			(128)	(210)
Dividends ($1.76 per share)					(46,958)	(46,958)
Balance, December 31, 2024	26,708	476,471	35	(168,104)	581,555	889,957
Net income for the year 2025					116,173	116,173
Other comprehensive income				76,965		76,965
Exercise of stock options	8	376				376
Restricted stock activity	12	623				623
Stock based compensation	-	1,100				1,100
Stock awarded to employees	2	71				71
Excise tax on net common stock repurchases		(1,035)				(1,035)
Retirement of common stock	(2,107)	(37,626)			(66,159)	(103,785)
Dividends ($1.82 per share)					(46,936)	(46,936)
Balance, December 31, 2025	24,623	$439,980	$35	$(91,139)	$584,633	$933,509

See accompanying notes to consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024	2023
Operating Activities:	(In thousands)
Net income	$116,173	$138,636	$161,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	7,246	10,404	11,774
(Reversal of) provision for credit losses	(550)	300	(1,150)
Net amortization of deferred loan fees	320	(270)	(573)
Stock option compensation expense	1,100	1,483	1,356
Bank owned life insurance gains	(208)	(202)	(279)
Losses on sale of securities	-	-	125
Net gain on sale of other assets	-	(1,367)	-
Income taxes payable (receivable)	2,750	(8,424)	(869)
Net changes in:
Interest income receivable	7,463	9,962	(1,010)
Equity securities held for trading	60	-	-
Net deferred taxes	3,565	1,593	(1,995)
Other assets	(1,669)	(1,827)	(3,443)
Interest expense payable	(21)	(8)	(12)
Other liabilities	(14,332)	(8,708)	(7,484)
Net Cash Provided by Operating Activities	121,897	141,572	158,208
Investing Activities:
Net repayments of loans	90,312	44,185	90,192
Proceeds from bank owned life insurance policies	904	1,059	604
Proceeds from sale of other assets	-	5,378	-
Purchases of debt securities available for sale	(710,145)	(20,735)	-
Proceeds from sale/maturity/calls of debt securities available for sale	739,334	647,529	416,447
Proceeds from maturity/calls of debt securities held to maturity	31,451	40,006	43,518
Purchase of Federal Reserve Bank stock	-	-	(2,326)
Purchases of premises and equipment	(2,246)	(1,744)	(1,161)
Net Cash Provided by Investing Activities	149,610	715,678	547,274
Financing Activities:
Net change in deposits	(171,831)	(462,417)	(751,023)
Net change in short-term borrowings	16,976	62,160	370
Exercise of stock options	376	1,487	950
Retirement of common stock	(103,785)	(210)	(13,747)
Excise tax on net common stock repurchases	-	(132)	-
Common stock dividends paid	(46,936)	(46,958)	(45,954)
Net Cash Used in Financing Activities	(305,200)	(446,070)	(809,404)
Net Change In Cash and Due from Banks	(33,693)	411,180	(103,922)
Cash and Due from Banks at Beginning of Period	601,494	190,314	294,236
Cash and Due from Banks at End of Period	$567,801	$601,494	$190,314

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities
Right-of-use assets acquired in exchange for operating lease liabilities	$10,185	$5,070	$8,866
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	6,559	6,524	6,217
Interest paid for the period	13,733	17,427	3,902
Income tax payments for the period net of refunds:
Federal (U.S)	18,670	35,485	38,796
State - California	14,350	21,770	25,221
Total income tax payments for the period net of refunds	33,020	57,255	64,017

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

Merchant Processing Services revenue consists primarily of merchant discount and other transaction and account management fees charged to merchants for the electronic processing of card association network transactions, less interchange paid to the card-issuing bank, card association assessments, and revenue sharing amounts. All of these are recognized at the time the merchant’s services are performed. Merchant processing revenue also includes revenues related to point-of-sale equipment recorded as sales when the equipment is shipped or as earned for equipment rentals.

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

Repurchases and Retirement of Common Stock. The Company accounts for repurchases of its common stock under the retirement method. Accordingly, shares repurchased are immediately retired upon repurchase and are not held as treasury stock. The cost of shares retired is recorded as a reduction of common stock to the extent of the historical issuance proceeds of the shares retired, with any excess repurchase price over historical proceeds recorded as a reduction of retained earnings. The federal excise tax on share repurchases is accounted for as a reduction of additional paid in capital within shareholders’ equity.

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

Recently Adopted Accounting Standards

In the year ended December 31, 2024 and December 31, 2025, the Company adopted the following new accounting guidance:

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

FASB ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, was issued December 14, 2023. The ASU enhances the transparency and decision usefulness of income tax disclosures, primarily related to the rate reconciliation and income taxes paid information. The ASU primarily requires additional disclosures as part of the reconciliation of the effective tax rate to statutory tax rate, the amount of income taxes paid, net of refunds received, and income tax expense disaggregated between federal and state jurisdictions. The ASU became effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and is to be applied prospectively, with retrospective application permitted. The Company adopted the ASU prospectively with retrospective application. The required disclosures are included in Note 10 “Income Taxes.”

Recently Issued Accounting Standards

FASB ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans, was issued November 12, 2025. The ASU clarifies the application of the current expected credit loss model (“CECL”) to purchased loans, including purchased credit-deteriorated loans, and enhances related disclosure requirements. The amendments are to be applied prospectively and will be effective for annual reporting periods beginning after December 15, 2026 and interim periods within. Early adoption is permitted. The Company is currently evaluating the impact of the amendments on the Company’s consolidated financial statements upon adoption.

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

Debt securities available for sale are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income. Debt securities held to maturity are carried at amortized cost. The following tables provide an analysis of the amortized cost and fair value by major categories of debt securities available for sale and debt securities held to maturity before allowance for credit losses of $1 thousand at December 31, 2025 and December 31, 2024. In accordance with GAAP, unrealized gains and losses on held to maturity securities have not been recognized in the Company’s financial statements.

	At December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential mortgage-backed securities ("MBS")	$194,394	$8	$(10,056)	$184,346
Agency commercial MBS	709,371	1,600	(3,411)	707,560
Securities of U.S. Government sponsored entities	309,079	72	(6,739)	302,412
Obligations of states and political subdivisions	46,264	1	(543)	45,722
Corporate securities	1,913,553	-	(109,473)	1,804,080
Collateralized loan obligations	425,465	400	(1,251)	424,614
Total debt securities available for sale	3,598,126	2,081	(131,473)	3,468,734
Debt securities held to maturity:
Agency residential MBS	43,734	26	(2,231)	41,529
Obligations of states and political subdivisions	33,597	10	(36)	33,571
Corporate securities	742,244	3,245	(8,009)	737,480
Total debt securities held to maturity	819,575	3,281	(10,276)	812,580
Total	$4,417,701	$5,362	$(141,749)	$4,281,314

[The remainder of this page intentionally left blank]

	At December 31, 2024
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$229,050	$1	$(17,991)	$211,060
Agency commercial MBS	7,098	-	(132)	6,966
Securities of U.S. Government sponsored entities	311,201	1	(19,085)	292,117
U.S. Treasury securities	4,945	10	-	4,955
Obligations of states and political subdivisions	63,878	9	(1,701)	62,186
Corporate securities	2,031,144	127	(195,334)	1,835,937
Collateralized loan obligations	987,155	642	(5,208)	982,589
Total debt securities available for sale	3,634,471	790	(239,451)	3,395,810
Debt securities held to maturity:
Agency residential MBS	57,927	23	(4,218)	53,732
Obligations of states and political subdivisions	51,261	12	(377)	50,896
Corporate securities	735,447	-	(32,237)	703,210
Total debt securities held to maturity	844,635	35	(36,832)	807,838
Total	$4,479,106	$825	$(276,283)	$4,203,648

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At December 31, 2025
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$199,254	$198,573	$33,326	$33,302
Over 1 to 5 years	1,231,338	1,182,101	425,387	428,326
Over 5 to 10 years	838,304	771,540	317,128	309,423
Subtotal	2,268,896	2,152,214	775,841	771,051
Collateralized loan obligations	425,465	424,614	-	-
Agency residential MBS	194,394	184,346	43,734	41,529
Agency commercial MBS	709,371	707,560	-	-
Total	$3,598,126	$3,468,734	$819,575	$812,580

	At December 31, 2024
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$124,667	$124,448	$13,508	$13,468
Over 1 to 5 years	993,874	940,578	347,566	342,500
Over 5 to 10 years	1,292,627	1,130,169	425,634	398,138
Subtotal	2,411,168	2,195,195	786,708	754,106
Collateralized loan obligations	987,155	982,589	-	-
Agency residential MBS	229,050	211,060	57,927	53,732
Agency commercial MBS	7,098	6,966	-	-
Total	$3,634,471	$3,395,810	$844,635	$807,838

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

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At December 31, 2025
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	2	$10,541	$(147)	107	$173,186	$(9,909)	109	$183,727	$(10,056)
Agency commercial MBS	56	438,102	(3,411)	-	-	-	56	438,102	(3,411)
Securities of U.S. Government sponsored entities	-	-	-	19	284,747	(6,739)	19	284,747	(6,739)
Obligations of states and political subdivisions	2	3,382	(1)	28	37,520	(542)	30	40,902	(543)
Corporate securities	-	-	-	129	1,804,080	(109,473)	129	1,804,080	(109,473)
Collateralized loan obligations	2	22,924	(77)	5	49,693	(1,174)	7	72,617	(1,251)
Total	62	$474,949	$(3,636)	288	$2,349,226	$(127,837)	350	$2,824,175	$(131,473)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At December 31, 2025
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	-	$-	$-	59	$40,523	$(2,231)	59	$40,523	$(2,231)
Obligations of states and political subdivisions	-	-	-	17	16,087	(36)	17	16,087	(36)
Corporate securities	-	-	-	23	359,421	(8,009)	23	359,421	(8,009)
Total	-	$-	$-	99	$416,031	$(10,276)	99	$416,031	$(10,276)

Based upon the Company’s December 31, 2025 evaluation of debt securities available for sale and held to maturity, the unrealized losses on debt securities were caused by market conditions for these types of securities. Market interest rates are currently higher than the book yield of the securities, generally resulting in lower fair value compared with amortized cost. Evaluation of debt securities available for sale and held to maturity did not indicate lower fair values were caused by credit related indicators of the issuer. The Company continually monitors interest rate changes, risk premium spread changes, credit rating changes for issuers of bonds owned, collateralized loan obligations’ collateral levels, and corporate bond issuers’ common stock price changes. All collateralized loan obligations, obligations of states and political subdivisions, and corporate securities were investment grade rated at December 31, 2025.

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

As of December 31, 2025 and December 31, 2024, the Company’s debt securities pledged had a carrying value of $1,952,111 thousand and $2,049,954 thousand, respectively, primarily to secure public deposits, Federal Reserve Bank borrowings and securities sold under repurchase agreements.

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

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At December 31, 2025, no credit loss allowance was assigned to corporate securities held to maturity.

The following table summarizes the amortized cost of debt securities held to maturity at December 31, 2025, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At December 31, 2025
	AAA/AA/A	BBB+/BBB	Not Rated	Total
	(In thousands)
Agency residential MBS	$43,296	$-	$438	$43,734
Obligations of states and political subdivisions	33,597	-	-	33,597
Corporate securities	588,608	153,636	-	742,244
Total	$665,501	$153,636	$438	$819,575

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of December 31, 2025.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands)

Taxable	$158,408	$199,355	$221,742
Tax-exempt from regular federal income tax	3,086	3,708	4,484
Total interest income from investment securities	$161,494	$203,063	$226,226

Note 3: Loans and Allowance for Credit Losses

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated:

	At December 31,	At December 31,
	2025	2024
	(In thousands)

Commercial	$117,009	$127,276
Commercial real estate	482,230	507,900
Construction	-	5,064
Residential real estate	7,186	8,274
Consumer installment & other	120,057	171,786
Total	$726,482	$820,300

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Year Ended December 31, 2025
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,197	$6,034	$247	$22	$4,280	$14,780
Provision (reversal)	986	212	(247)	-	(1,501)	(550)
Chargeoffs	(1,597)	(191)	-	-	(4,100)	(5,888)
Recoveries	462	54	-	-	2,715	3,231
Total allowance for credit losses	$4,048	$6,109	$-	$22	$1,394	$11,573

The allowance for credit losses for consumer installment and other loans decreased during the year ended December 31, 2025 primarily due to a decrease in estimated future credit losses based on improved delinquency and net charge-off trends and declining loan balances, primarily indirect auto loans. The chargeoffs for commercial loans increased during the year ended December 31, 2025 primarily due to a $1,559 thousand chargeoff on an individually evaluated loan.

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2025
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$114,861	$474,140	$-	$6,983	$118,036	$714,020
Substandard	1,053	8,090	-	203	1,646	10,992
Doubtful	1,095	-	-	-	57	1,152
Loss	-	-	-	-	318	318
Total	$117,009	$482,230	$-	$7,186	$120,057	$726,482

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2024
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$122,958	$489,522	$-	$7,984	$169,251	$789,715
Substandard	4,318	18,378	5,064	290	1,817	29,867
Doubtful	-	-	-	-	192	192
Loss	-	-	-	-	526	526
Total	$127,276	$507,900	$5,064	$8,274	$171,786	$820,300

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2025
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$115,595	$295	$24	$-	$1,095	$117,009
Commercial real estate	481,664	187	-	-	379	482,230
Construction	-	-	-	-	-	-
Residential real estate	7,186	-	-	-	-	7,186
Consumer installment and other	116,657	2,428	632	340	-	120,057
Total	$721,102	$2,910	$656	$340	$1,474	$726,482

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2024
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$126,538	$700	$28	$-	$10	$127,276
Commercial real estate	506,588	1,121	-	-	191	507,900
Construction	5,064	-	-	-	-	5,064
Residential real estate	8,274	-	-	-	-	8,274
Consumer installment and other	166,875	3,493	884	534	-	171,786
Total	$813,339	$5,314	$912	$534	$201	$820,300

At December 31, 2025, $388 thousand was allocated as allowance for credit losses to one loan with a carrying balance of $388 thousand on nonaccrual status. There was no allowance for credit losses allocated to loans on nonaccrual status as of December 31, 2024.

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2025 or December 31, 2024.

There were no loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2025 and December 31, 2024.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral dependent are reassessed quarterly. Loans that were considered collateral dependent at December 31, 2025 included the following: five commercial real estate loans totaling $7.0 million secured by real property, one $182 thousand commercial loan secured by real property and $295 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2025. Loans that were considered collateral dependent at December 31, 2024 included the following: nine commercial real estate loans totaling $17.6 million secured by real property and $503 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2024.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At December 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$20,092	$4,407	$8,072	$6,806	$16,560	$35,914	$91,851	$23,010	$114,861
Substandard	201	-	-	-	-	446	647	406	1,053
Doubtful	-	-	-	-	-	707	707	388	1,095
Loss	-	-	-	-	-	-	-	-	-
Total	$20,293	$4,407	$8,072	$6,806	$16,560	$37,067	$93,205	$23,804	$117,009

Current gross chargeoffs on commercial loans:
For the year ended December 31, 2025
	$-	$1,559	$-	$5	$-	$-	$1,564	$33	$1,597

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$18,752	$8,542	$18,539	$12,388	$14,776	$19,399	$92,396	$30,562	$122,958
Substandard	266	-	2,835	-	-	-	3,101	1,217	4,318
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$19,018	$8,542	$21,374	$12,388	$14,776	$19,399	$95,497	$31,779	$127,276

Current gross chargeoffs on commercial loans:
For the year ended December 31, 2024
	$59	$-	$-	$-	$-	$-	$59	$224	$283

	At December 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$206,896	$55,247	$46,224	$41,080	$68,136	$56,557	$474,140	$-	$474,140
Substandard	7,922	-	-	-	-	168	8,090	-	8,090
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$214,818	$55,247	$46,224	$41,080	$68,136	$56,725	$482,230	$-	$482,230

Current gross chargeoffs on commercial real estate loans:
For the year ended December 31, 2025
	$191	$-	$-	$-	$-	$-	$191	$-	$191

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$197,160	$65,384	$63,697	$49,117	$43,091	$71,073	$489,522	$-	$489,522
Substandard	17,409	969	-	-	-	-	18,378	-	18,378
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$214,569	$66,353	$63,697	$49,117	$43,091	$71,073	$507,900	$-	$507,900

Current gross chargeoffs on commercial real estate loans:
For the year ended December 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$6,983	$-	$-	$-	$-	$-	$6,983	$-	$6,983
Substandard	203	-	-	-	-	-	203	-	203
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$7,186	$-	$-	$-	$-	$-	$7,186	$-	$7,186

Current gross chargeoffs on residential real estate loans:
For the year ended December 31, 2025
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$7,984	$-	$-	$-	$-	$-	$7,984	$-	$7,984
Substandard	290	-	-	-	-	-	290	-	290
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$8,274	$-	$-	$-	$-	$-	$8,274	$-	$8,274

Current gross chargeoffs on residential real estate loans:
For the year ended December 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

At December 31, 2025
Line of
Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$-	$-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$-	$-

Current gross chargeoffs on construction loans:
For the year ended December 31, 2025
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Construction loans by grade:
Pass	$-	$-	$-	$-	$-	$-	$-	$-	$-
Substandard	-	-	-	-	-	-	-	5,064	5,064
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$-	$5,064	$5,064

Current gross chargeoffs on construction loans:
For the year ended December 31, 2024
	$-	$-	$-	$-	$-	$-	$-	$-	$-

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At December 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$6,006	$17,795	$29,917	$17,712	$16,822	$14,780	$103,032	$13,625	$116,657
30-59 days past due	193	804	799	270	81	120	2,267	161	2,428
60-89 days past due	14	103	164	41	190	44	556	76	632
Past due 90 days or more	1	37	49	69	71	91	318	22	340
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$6,214	$18,739	$30,929	$18,092	$17,164	$15,035	$106,173	$13,884	$120,057

Current gross chargeoffs on consumer installment and other loans:
For the year ended December 31, 2025
	$250	$679	$1,551	$657	$727	$10	$3,874	$226	$4,100

	At December 31, 2024
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2020	2021	2022	2023	2024	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$6,068	$12,464	$32,608	$48,694	$26,805	$24,522	$151,161	$15,714	$166,875
30-59 days past due	173	201	949	1,392	385	263	3,363	130	3,493
60-89 days past due	33	36	184	256	91	120	720	164	884
Past due 90 days or more	-	38	129	200	149	-	516	18	534
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$6,274	$12,739	$33,870	$50,542	$27,430	$24,905	$155,760	$16,026	$171,786

Current gross chargeoffs on consumer installment and other loans:
For the year ended December 31, 2024
	$246	$388	$2,376	$1,843	$913	$162	$5,928	$463	$6,391

There were no loans held for sale at December 31, 2025 and December 31, 2024.

The Company held no other real estate owned (OREO) at December 31, 2025 and December 31, 2024. At December 31, 2025 and December 31, 2024, there were no consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process.

Note 4: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person at any one time shall not exceed the following limitations: (a) unsecured credits shall not exceed 15 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures, or (b) secured and unsecured credits in all shall not exceed 25 percent of the sum of the Bank’s shareholders’ equity, allowance for credit losses, capital notes, and debentures. At December 31, 2025, the Bank did not have credit extended to any one entity exceeding these limits. At December 31, 2025, the Bank had 23 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 3, the Company had loan commitments related to real estate loans of $22,358 thousand and $26,292 thousand at December 31, 2025 and December 31, 2024, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At December 31, 2025, the Bank held corporate bonds in 107 issuing entities that exceeded $5 million for each issuer.

Note 5: Premises, Equipment, Other Assets and Other Liabilities

Premises and equipment consisted of the following:

	At December 31,
	Cost	Accumulated Depreciation and Amortization	Net Book Value
	(In thousands)
2025
Land	$11,453	$-	$11,453
Building and improvements	43,223	(33,020)	10,203
Leasehold improvements	8,056	(7,206)	850
Furniture and equipment	27,860	(24,644)	3,216
Total	$90,592	$(64,870)	$25,722
2024
Land	$11,453	$-	$11,453
Building and improvements	43,642	(32,832)	10,810
Leasehold improvements	7,777	(6,910)	867
Furniture and equipment	27,588	(24,585)	3,003
Total	$90,460	$(64,327)	$26,133

Depreciation and amortization of premises and equipment included in noninterest expense amounted to $2,544 thousand in 2025, $2,627 thousand in 2024, and $2,942 thousand in 2023.

[The remainder of this page intentionally left blank]

Other assets consisted of the following:

	At December 31,	At December 31,
	2025	2024
	(In thousands)
Equity securities not held for trading at cost:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total equity securities not held for trading at cost	14,227	14,227
Equity securities held for trading at fair value	466	-
Total equity securities	14,693	14,227
Bank owned life insurance cash surrender value	71,562	68,578
Net deferred tax asset	53,274	88,606
Right-of-use asset	22,206	17,985
Limited partnership investments	29,891	28,551
Interest receivable:
Debt securities available for sale	26,276	32,993
Debt securities held to maturity	6,979	7,183
Loans	3,888	4,430
Total interest receivable	37,143	44,606
Prepaid assets	5,843	5,697
Other assets	7,155	12,635
Total other assets	$241,767	$280,885

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

At December 31, 2025, the Company had marketable equity securities held for trading at fair value of $466 thousand. The Company recognized unrealized losses of $60 thousand and in net income during the year ended December 31, 2025. There were no purchases or sales of securities held for trading during the years ended December 31, 2025 and December 31, 2024. There were no marketable equity securities at December 31, 2024.

The Company owns 211 thousand shares of Visa Inc. (“Visa”) Class B-1 common stock, which have transfer restrictions and no carrying value. Following the resolution of certain litigation involving Visa, shares of Visa’s Class B-1 stock will convert to shares of Visa Class A common stock based on a conversion factor (1.5491 as of December 31, 2025), which is periodically adjusted to reflect Visa’s ongoing litigation costs. Given the transfer restrictions and continuing uncertainty regarding the likelihood, ultimate timing and eventual conversion of Visa Class B-1 common stock for shares of Visa Class A common stock or other marketable classes of Visa common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. Visa Class A common stock trades on the New York Stock Exchange and had a closing price of $350.71 per share on December 31, 2025, the last trading day for the fourth quarter 2025. The ultimate value of the Company’s Visa Class B-1 shares is subject to the extent of Visa’s future litigation escrow fundings, the resulting conversion rate to Visa Class A common stock, and current and future transfer restrictions on the Visa Class B-1 common stock. At December 31, 2025, the Company did not record an adjustment to the carrying value of the Visa Class B-1 shares.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At December 31, 2025, these investments totaled $29,891 thousand and $10,518 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2024, these investments totaled $28,551 thousand and $11,368 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2025, the $10,518 thousand of outstanding equity capital commitments are expected to be paid as follows: $5,580 thousand in 2026, $2,943 thousand in 2027, $1,095 thousand in 2028, $396 thousand in 2029, $62 thousand in 2030, and $442 thousand in 2031 or thereafter.

[The remainder of this page intentionally left blank]

The amounts recognized in net income for these investments include:

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands)
Investment loss included in pre-tax income	$3,636	$5,185	$5,754
Tax credits recognized in provision for income taxes	4,155	3,425	3,435

Other liabilities consisted of the following:

	At December 31,	At December 31,
	2025	2024
	(In thousands)
Operating lease liability	$22,206	$17,985
Other liabilities	27,148	36,160
Total other liabilities	$49,354	$54,145

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of December 31, 2025.

As of December 31, 2025, the Company’s lease liability and right-of-use asset were $22,206 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.9 years and 3.86%, respectively, at December 31, 2025. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of December 31, 2025.

Total lease costs were $6,781 thousand, $6,688 thousand and $6,604 thousand during the year ended December 31, 2025, 2024 and 2023, respectively, and were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable leases costs or sublease income during the year ended December 31, 2025, 2024 and 2023.

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At December 31,
2025
(In thousands)
2026	$6,426
2027	6,117
2028	5,183
2029	3,410
2030	2,145
Thereafter	689
Total minimum lease payments	23,970
Less: discount	(1,764)
Present value of lease liability	$22,206

See Note 10 to the consolidated financial statements for additional information related to the net deferred tax asset.

[The remainder of this page intentionally left blank]

Note 6: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the year ended December 31, 2025 and December 31, 2024, as no triggering events occurred during such periods. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. During the year ended December 31, 2025 and December 31, 2024, no such adjustments were recorded.

The carrying values of goodwill were:

	At December 31, 2025	At December 31, 2024
	(In thousands)
Goodwill	$121,673	$121,673

The gross carrying amount of identifiable intangible assets and accumulated amortization were:

	At December 31, 2025		At December 31, 2024
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
(In thousands)
Core deposit intangibles	$56,808	$(56,808)	$56,808	$(56,683)

The following table shows the current period amortization expense for identifiable intangible assets which were fully amortized in the year ended December 31, 2025:

Total
Core
Deposit
Intangibles
(In thousands)
For the year ended December 31, 2025 (actual)	$125

Note 7: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At December 31,	At December 31,
	2025	2024
	(In thousands)
Noninterest-bearing	$2,252,490	$2,333,389
Interest-bearing:
Transaction	907,124	953,863
Savings	1,613,384	1,642,360
Time deposits less than $100 thousand	39,845	47,585
Time deposits $100 thousand through $250 thousand	19,708	25,368
Time deposits more than $250 thousand	7,468	9,285
Total deposits	$4,840,019	$5,011,850

Demand deposit overdrafts of $769 thousand and $591 thousand were included as loan balances at December 31, 2025 and December 31, 2024, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $55 thousand in 2025, $96 thousand in 2024, and $116 thousand in 2023.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At December 31,	At December 31,
	2025	2024
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$17,799	$21,284
Corporate securities	398,465	412,921
Total collateral carrying value	$416,264	$434,205
Total short-term borrowed funds	$137,298	$120,322

At December 31, 2025, the Company had access to borrowing from the Federal Reserve up to $741,923 thousand based on the collateral pledged at December 31, 2025. The Company had a $60,000 thousand line of credit with a correspondent bank at December 31, 2025. There were no borrowings from the Federal Reserve Bank or correspondent banks at December 31, 2025. At December 31, 2025, the Company’s estimated unpledged collateral qualifying debt securities totaled $2,137,832 thousand.

The following table provides additional detail regarding short-term borrowed funds.

	For the Years Ended December 31,
	2025	2024
	Highest Balance at Any Month-end
	(In thousands)
Bank Term Funding Program borrowings	$-	$200,000
Securities sold under repurchase agreements	137,298	132,487

Note 8: Shareholders’ Equity

The Company grants stock options and restricted performance shares to employees in exchange for employee services, pursuant to the shareholder-approved 2025 Omnibus Equity Incentive Plan. Prior to shareholder approval of the 2025 Omnibus Equity Incentive Plan on April 24, 2025, the Company granted stock options and restricted performance shares under its 2019 Omnibus Equity Incentive Plan. Prior to shareholder approval of the 2019 Omnibus Equity Incentive Plan on April 25, 2019, the Company granted stock options and restricted performance shares under its 1995 Stock Option Plan, which was last amended and restated in 2012. Nonqualified stock option grants (“NQSO”) are granted with an exercise price equal to the fair market value of the related common stock on the grant date. NQSO generally become exercisable in equal annual installments over a three-year period with each installment vesting on the anniversary date of the grant. Each NQSO has a maximum ten-year term. A restricted performance share grant becomes vested after three years of being awarded, provided the Company has attained its performance goals for such three-year period.

[The remainder of this page intentionally left blank]

The following table summarizes information about stock options granted under the Plans as of December 31, 2025. The intrinsic value is calculated as the difference between the volume weighted average price as of December 31, 2025 and the exercise price of the shares. The market value as of December 31, 2025, the last day of stock market trading for the fourth quarter 2025, was $47.83 as reported by the NASDAQ Global Select Market:

	Options Outstanding				Options Exercisable
	At December 31, 2025			For the Year Ended December 31, 2025	At December 31, 2025			For the Year Ended December 31, 2025
Range of Exercise Price	Number Outstanding	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(In thousands)		(Years)		(In thousands)		(Years)
$45 - 50	185	$-	8.1	$50	62	$-	8.1	$50
50 - 55	182	-	9.1	52	-	-	-	-
55 - 60	374	-	5.7	57	327	-	5.5	57
60 - 65	139	-	2.6	62	139	-	2.6	62
65 - 70	88	-	4.1	66	87	-	4.1	66
$45 - 70	968	$-	6.2	56	615	$-	4.9	59

The Company applies the Roll-Geske option pricing model (Modified Roll) to determine grant date fair value of stock option grants. This model modifies the Black-Scholes Model to take into account dividends and American options. During the year ended December 31, 2025, 2024, and 2023, the Company granted 223 thousand, 238 thousand, and 225 thousand stock options, respectively.

The following weighted average assumptions were used in the option pricing to value stock options granted in the periods indicated:

	For the Years Ended December 31,
	2025	2024	2023
Expected volatility (1)	23%	22%	20%
Expected life in years (2)	4.3	4.2	4.7
Risk-free interest rate (3)	4.41%	4.13%	3.60%
Expected dividend yield	3.72%	3.34%	3.66%
Fair value per award	$9.51	$8.52	$8.50

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

Employee stock option grants are being expensed by the Company over the grants’ three year vesting period. The Company issues new shares upon the exercise of options. The number of shares authorized to be issued for options at December 31, 2025 is 750 thousand.

[The remainder of this page intentionally left blank]

A summary of option activity during the year ended December 31, 2025 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
	(In thousands)		(Years)
Outstanding at January 1, 2025	1,048	$57.60
Granted	223	51.58
Exercised	(8)	49.70
Forfeited or expired	(295)	57.84
Outstanding at December 31, 2025	968	56.20	6.2
Exercisable at December 31, 2025	615	58.93	4.9

A summary of the Company’s nonvested option activity during the year ended December 31, 2025 is presented below:

	Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested at January 1, 2025	392	$8.43
Granted	223	9.51
Vested	(184)	8.34
Forfeited	(78)	9.03
Nonvested at December 31, 2025	353	9.03

The estimated grant date fair value for options granted under the Company’s stock option plan during the twelve months ended December 31, 2025, 2024, and 2023 was $9.51, $8.52, and $8.50 per share, respectively. The total remaining unrecognized compensation cost related to nonvested awards as of December 31, 2025 is $1,681 thousand and the weighted average period over which the cost is expected to be recognized is 1.7 years.

The total intrinsic value of options exercised during the year ended December 31, 2025, 2024 and 2023 was $15 thousand, $133 thousand, and $113 thousand, respectively. The total fair value of Restricted Performance Shares (“RPSs”) that vested during the year ended December 31, 2025, 2024 and 2023 was $623 thousand, $505 thousand, and $508 thousand, respectively. The total fair value of options vested during the year ended December 31, 2025, 2024 and 2023 was $1,537 thousand, $1,358 thousand, and $1,309 thousand, respectively. During the year ended December 31, 2025, 8 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction less than the related share based compensation expense by $49 thousand. During the year ended December 31, 2024, 29 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction less than the related share based compensation expense by $72 thousand. During the year ended December 31, 2023, 22 thousand shares were issued due to the exercise of nonqualified stock options resulting in a tax deduction less than the related share based compensation expense by $16 thousand.

A summary of the status of the Company’s restricted performance shares as of December 31, 2025 and 2024 and changes during the years ended on those dates, follows:

	2025	2024
	(In thousands)
Outstanding at January 1,	34	32
Granted	15	14
Issued upon vesting	(12)	(11)
Forfeited	(6)	(1)
Outstanding at December 31,	31	34

As of December 31, 2025 and 2024, the restricted performance shares had a weighted-average contractual life of 1.6 years and 1.2 years, respectively. The compensation cost that was charged against income for the Company’s restricted performance shares granted was $475 thousand, $600 thousand, and $250 thousand for the year ended December 31, 2025, 2024, and 2023, respectively. There were no stock appreciation rights or incentive stock options granted in the year ended December 31, 2025, 2024, and 2023.

The Company may repurchase shares of its common stock in the open market from time to time to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans. The Company repurchases and retires its common stock in accordance with Board of Directors approved share repurchase programs. At December 31, 2025, approximately 1,898 thousand shares remained available to repurchase under such plans.

The Company’s articles of incorporation authorized two additional classes of stock of one million shares each, to be denominated “Class B Common Stock” and “Preferred Stock,” respectively, in addition to the 150 million shares of common stock presently authorized. At December 31, 2025, no shares of Class B Common Stock or Preferred Stock were outstanding.

Note 9: Regulatory Capital

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. The Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) require the Company to maintain a capital conservation buffer of 2.5% above the adequately capitalized risk-based capital ratios to avoid restrictions on dividends and equity repurchases and other payments such as discretionary bonuses to executive officers. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2025 and December 31, 2024, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these classifications are not used to represent overall financial condition. If a bank is classified as adequately capitalized, regulatory approval is required to accept brokered deposits. If classified as undercapitalized, a bank may not accept brokered deposits, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2025 and 2024, the Bank met the capital requirements necessary to be well capitalized under the regulatory framework for prompt corrective action. Management believes that there are no conditions or events that would change the institution’s category since December 31, 2025.

The capital ratios for the Company and the Bank as of the dates indicated are presented in the table below. For Common Equity Tier 1 Capital, Tier 1 Capital and Total Capital, the required percentages for capital adequacy purposes include the 2.5% capital conservation buffer.

	At December 31, 2025		Required for Capital Adequacy Purposes		To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$903,430	22.75%	$277,943	7.00%	N/A	N/A
Bank	593,800	15.14%	274,633	7.00%	$255,017	6.50%
Tier 1 Capital
Company	903,430	22.75%	337,502	8.50%	N/A	N/A
Bank	593,800	15.14%	333,483	8.50%	313,867	8.00%
Total Capital
Company	915,205	23.05%	416,914	10.50%	N/A	N/A
Bank	611,575	15.59%	411,950	10.50%	392,333	10.00%
Leverage Ratio (1)
Company	903,430	15.22%	237,379	4.00%	N/A	N/A
Bank	593,800	10.09%	235,458	4.00%	294,322	5.00%

(1) The leverage ratio consists of Tier 1capital divided by the most recent quarterly average total assets, excluding certain intangible assets.

	At December 31, 2024		Required for Capital Adequacy Purposes		To Be Well-capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	($ in thousands)
Common Equity Tier 1 Capital
Company	$936,718	22.46%	$291,987	7.00%	N/A	N/A
Bank	632,147	15.33%	288,710	7.00%	$268,088	6.50%
Tier 1 Capital
Company	936,718	22.46%	354,555	8.50%	N/A	N/A
Bank	632,147	15.33%	350,576	8.50%	329,954	8.00%
Total Capital
Company	951,700	22.82%	437,980	10.50%	N/A	N/A
Bank	653,129	15.84%	433,065	10.50%	412,443	10.00%
Leverage Ratio (1)
Company	936,718	15.30%	244,898	4.00%	N/A	N/A
Bank	632,147	10.41%	242,987	4.00%	303,734	5.00%

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

The components of the net deferred tax asset is as follows:

	At December 31,
	2025	2024
	(In thousands)
Deferred tax asset
Allowance for credit losses	$3,361	$4,309
Securities available for sale	38,253	70,557
State franchise taxes	3,523	4,128
Deferred compensation	3,372	3,597
Purchased assets and assumed liabilities	200	259
Post-retirement benefits	303	337
Employee benefit accruals	3,114	3,345
Accrued liabilities	531	973
Premises and equipment	1,182	1,201
Lease liability	6,448	5,244
Limited partnership investments	148	313
Other	70	72
Total deferred tax asset	60,505	94,335
Deferred tax liability
Right-of-use asset	6,448	5,244
Intangible assets	455	457
VISA Class B shares	328	28
Total deferred tax liability	7,231	5,729
Net deferred tax asset	$53,274	$88,606

Based on Management’s judgment, a valuation allowance is not needed to reduce the gross deferred tax asset because it is more likely than not that the gross deferred tax asset will be realized through recoverable taxes or future taxable income. Net deferred tax assets are included with other assets in the consolidated balance sheets.

Pretax income from continuing operations is as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands)

Domestic	$156,686	$189,059	$221,579
Foreign	-	-	-
Total pretax income	$156,686	$189,059	$221,579

The provision for federal and state income taxes consists of amounts currently payable and amounts deferred as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands)
Current income tax expense:
Federal	$21,963	$29,297	$38,075
State	15,522	19,533	23,731
Total current	37,485	48,830	61,806
Deferred income tax expense (benefit):
Federal	2,298	1,467	(1,197)
State	730	126	(798)
Total deferred	3,028	1,593	(1,995)
Provision for income taxes	$40,513	$50,423	$59,811

The Company did not have any income tax expense (benefit) in foreign jurisdictions.

The provision for income taxes differs from the provision computed by applying the statutory federal income tax rate to income before taxes (reported under ASU 2023-09 on a prospective basis), as follows:

	For the Year Ended December 31,
	2025		2024		2023
	($ in thousands)
		%		%		%
Federal statutory income tax	$32,904	21.0%	$39,702	21.0%	$46,532	21.0%
Effect of:
State and local income taxes, net of federal income tax benefit[1] :	12,840	8.2%	15,531	8.2%	18,117	8.2%
Tax credits	(4,155)	(2.7)%	(3,425)	(1.8)%	(2,943)	(1.3)%
Nontaxable or nondeductible items	(1,573)	(1.0)%	(1,634)	(0.9)%	(1,898)	(0.9)%
Other	497	0.4%	249	0.2%	3	-%
Total	$40,513	25.9%	$50,423	26.7%	$59,811	27.0%

1State taxes in California made up the majority of the tax effect in this category.

At December 31, 2025 and December 31, 2024, the Company had no uncertain tax positions related to previous years’ tax returns which were under examination.

The Company classifies interest and penalties as a component of the provision for income taxes. For tax years 2025 and 2024, no interest or penalties were recognized as a component of the provision for income taxes. At December 31, 2025, the tax years ended December 31, 2024, 2023 and 2022 remain subject to examination by the Internal Revenue Service and the tax years ended December 31, 2024, 2023, 2022 and 2021 remain subject to examination by the California Franchise Tax Board.

[The remainder of this page intentionally left blank]

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

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At December 31, 2025
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$184,346	$-	$184,346	$-
Agency commercial MBS	707,560	-	707,560	-
Securities of U.S. Government sponsored entities	302,412	-	302,412	-
Obligations of states and political subdivisions	45,722	-	45,722	-
Corporate securities	1,804,080	-	1,804,080	-
Collateralized loan obligations	424,614	-	424,614	-
Total debt securities available for sale	3,468,734	-	3,468,734	-
Equity securities held for trading	466	466	-	-
Total securities measured at fair value	$3,469,200	$466	$3,468,734	$-

(1) There were no transfers into or out of level 3 during the year ended December 31, 2025.

	At December 31, 2024
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$211,060	$-	$211,060	$-
Agency commercial MBS	6,966	-	6,966	-
Securities of U.S. Government sponsored entities	292,117	-	292,117	-
U.S. Treasury securities	4,955	4,955	-	-
Obligations of states and political subdivisions	62,186	-	62,186	-
Corporate securities	1,835,937	-	1,835,937	-
Collateralized loan obligations	982,589	-	982,589	-
Total debt securities available for sale	$3,395,810	$4,955	$3,390,855	$-

(1) There were no transfers into or out of level 3 during the year ended December 31, 2024.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at December 31, 2025, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end. No assets that were recorded in the balance sheet were measured at fair value on a nonrecurring basis at December 31, 2024.

					For the
					Year Ended
	At December 31, 2025				December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial	$707	$-	$-	$707	$-
Total assets measured at fair value on a nonrecurring basis	$707	$-	$-	$707	$-

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

	At December 31, 2025
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$567,801	$567,801	$567,801	$-	$-
Debt securities held to maturity	819,574	812,580	-	812,580	-
Loans	714,909	716,439	-	-	716,439

Financial Liabilities:
Deposits	$4,840,019	$4,836,933	$-	$4,772,998	$63,935
Securities sold under repurchase agreements	137,298	137,298	-	137,298	-

	At December 31, 2024
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$601,494	$601,494	$601,494	$-	$-
Debt securities held to maturity	844,634	807,838	-	807,838	-
Loans	805,520	795,849	-	-	795,849

Financial Liabilities:
Deposits	$5,011,850	$5,007,644	$-	$4,929,612	$78,032
Securities sold under repurchase agreements	120,322	120,322	-	120,322	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 12: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are equity based and not unconditionally cancellable by the Company aggregated $22,358 thousand at December 31, 2025 and $26,292 thousand at December 31, 2024. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $162,625 thousand at December 31, 2025 and $171,672 thousand at December 31, 2024. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $562 thousand at December 31, 2025 and $1,926 thousand at December 31, 2024. The Company had no commitments for commercial and similar letters of credit at December 31, 2025 or at December 31, 2024. The Company had $1,025 thousand and $1,000 thousand in outstanding full recourse guarantees to a third party credit card company at December 31, 2025 and December 31, 2024, respectively. The Company had a $201 thousand reserve for certain unfunded loan commitments at December 31, 2025 and December 31, 2024, respectively. The reserve for unfunded commitments is included in other liabilities.

Due to the nature of its business, the Company is subject to various threatened or filed legal cases. Based on the advice of legal counsel, the Company does not expect such cases will have a material, adverse effect on its financial position or results of operations. Legal liabilities are accrued when obligations become probable and the amount can be reasonably estimated.

Note 13: Retirement Benefit Plans

The Company sponsors a qualified defined contribution Deferred Profit-Sharing Plan covering substantially all of its salaried employees with one or more years of service. The costs charged to noninterest expense related to discretionary Company contributions to the Deferred Profit-Sharing Plan were $900 thousand in 2025, $1,427 thousand in 2024, and $1,090 thousand in 2023.

The Company also sponsors a qualified defined contribution Tax Deferred Savings/Retirement Plan (ESOP) covering salaried employees who become eligible to participate upon completion of a 90-day introductory period. The Tax Deferred Savings/ Retirement Plan (ESOP) allows employees to defer, on a pretax or after-tax basis, a portion of their salaries as contributions to this Plan. Participants may invest in several funds, including one fund that invests primarily in Westamerica Bancorporation common stock. The Company funds contributions to match participating employees’ contributions, subject to certain limits. The matching contributions charged to compensation expense were $926 thousand in 2025, $939 thousand in 2024, and $873 thousand in 2023.

The Company offers a continuation of group insurance coverage to eligible employees electing early retirement, for the period from the date of retirement until age 65. For eligible employees the Company pays a portion of these early retirees’ group insurance premiums. The Company also reimburses a portion of Medicare Part B premiums for all qualifying retirees over age 65 and, if eligible, their spouses. Eligibility for post-retirement medical benefits is based on age and years of service, and restricted to employees hired prior to February 1, 2006 who elect early retirement prior to January 1, 2026. The Company uses an actuarial-based accrual method of accounting for post-retirement benefits. The Company used a December 31 measurement date for determining post-retirement medical benefit calculations.

The following tables set forth the net periodic post-retirement benefit cost and the change in the benefit obligation for the year ended December 31 and the funded status of the post-retirement benefit plan as of December 31:

Net Periodic Benefit Cost

	At December 31,
	2025	2024	2023
	(In thousands)
Service benefit	$(52)	$(49)	$(56)
Interest cost	62	61	70
Net periodic cost	$10	$12	$14

[The remainder of this page intentionally left blank]

Obligation and Funded Status

	At December 31,
	2025	2024	2023
Change in benefit obligation	(In thousands)
Benefit obligation at beginning of year	$1,154	$1,276	$1,401
Service benefit	(52)	(49)	(56)
Interest cost	62	61	70
Benefits paid	(121)	(134)	(139)
Benefit obligation at end of year	$1,043	$1,154	$1,276
Accumulated post-retirement benefit obligation attributable to:
Retirees	$1,043	$1,154	$1,276
Other	-	-	-
Total	$1,043	$1,154	$1,276
Fair value of plan assets	-	-	-
Accumulated post-retirement benefit obligation in excess of plan assets	$1,043	$1,154	$1,276

Additional Information

Assumptions

	At December 31,
	2025	2024	2023

Weighted-average assumptions used to determine benefit obligations
Discount rate	5.15%	5.34%	4.75%
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate	5.34%	4.75%	5.01%

The above discount rate is based on the expected return of a portfolio of Corporate Aa debt, the term of which approximates the term of the benefit obligations. The Company reserves the right to terminate or alter post-employment health benefits. Post-retirement medical benefits are currently fixed amounts without provision for future increases; as a result, the assumed annual average rate of inflation used to measure the expected cost of benefits covered by this program is zero percent for 2026 and beyond.

Estimated future benefit payments
(In thousands)
2026	$123
2027	123
2028	122
2029	118
2030	109
Years 2031-2035	398

[The remainder of this page intentionally left blank]

Note 14: Related Party Transactions

Certain of the Directors, executive officers and their associates have had banking transactions with subsidiaries of the Company in the ordinary course of business. The table below reflects information concerning loans to certain directors and executive officers and/or family members during 2025 and 2024:

	2025	2024
	($ in thousands)

Balance at January 1,	$227	$349
Originations	-	-
Principal reductions	(21)	(122)
Balance at December 31,	$206	$227
Percent of total loans outstanding.	0.03%	0.03%

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

Note 16: Other Comprehensive Income (loss)

The components of other comprehensive income (loss) and other related tax effects were:

	2025
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Changes in net unrealized losses arising during the year	$109,269	$(32,304)	$76,965
Other comprehensive income	$109,269	$(32,304)	$76,965

	2024
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Changes in net unrealized losses arising during the year	$31,486	$(9,308)	$22,178
Other comprehensive income	$31,486	$(9,308)	$22,178

	2023
	Before tax	Tax effect	Net of tax
	(In thousands)
Debt securities available for sale:
Changes in net unrealized losses arising during the year	$93,326	$(27,591)	$65,735
Reclassification of losses included in net income	125	(37)	88
Other comprehensive income	$93,451	$(27,628)	$65,823

[The remainder of this page intentionally left blank]

Accumulated other comprehensive income (loss) balances were:

Accumulated Other Comprehensive Income (Loss)
(In thousands)
Balance, December 31, 2022	$(256,105)
Changes in unrealized losses on debt securities available for sale, net of tax	65,823
Balance, December 31, 2023	(190,282)
Changes in unrealized losses on debt securities available for sale, net of tax	22,178
Balance, December 31, 2024	(168,104)
Changes in unrealized losses on debt securities available for sale, net of tax	76,965
Balance, December 31, 2025	$(91,139)

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

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands, except per share data)
Net income (numerator)	$116,173	$138,636	$161,768
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	25,674	26,685	26,703
Basic earnings per common share	$4.52	$5.20	$6.06
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	25,674	26,685	26,703
Add common stock equivalents for options	-	1	3
Weighted average number of common shares outstanding - diluted (denominator)	25,674	26,686	26,706
Diluted earnings per common share	$4.52	$5.20	$6.06

For the years ended December 31, 2025, 2024 and 2023, options to purchase 1,211 thousand, 1,065 thousand, and 983 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

[The remainder of this page intentionally left blank]

Note 19: Westamerica Bancorporation (Parent Company Only Condensed Financial Information)

Statements of Income and Comprehensive Income

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands)
Dividends from subsidiaries	$153,637	$145,082	$110,769
Interest income	149	112	57
Bank owned life insurance gains	208	-	-
Other income	9,669	13,107	11,935
Total income	163,663	158,301	122,761
Salaries and benefits	5,399	6,322	5,710
Other expense	2,713	2,571	2,315
Total expense	8,112	8,893	8,025
Income before taxes and equity in undistributed income of subsidiaries	155,551	149,408	114,736
Income tax expense	905	1,444	1,179
Earnings of subsidiaries (less) greater than subsidiary dividends	(38,473)	(9,328)	48,211
Net income	116,173	138,636	161,768
Other comprehensive income, net of tax	76,965	22,178	65,823
Comprehensive income	$193,138	$160,814	$227,591

Balance Sheets

	At December 31,
	2025	2024
	(In thousands)
Assets
Cash	$267,703	$263,110
Investment in Westamerica Bank	629,879	591,386
Investment in non-bank subsidiaries	449	450
Premises and equipment, net	8,612	8,806
Accounts receivable from Westamerica Bank	324	312
Other assets	42,386	43,185
Total assets	$949,353	$907,249
Liabilities
Accounts payable to Westamerica Bank	$18	$28
Other liabilities	15,826	17,264
Total liabilities	15,844	17,292
Shareholders' equity	933,509	889,957
Total liabilities and shareholders' equity	$949,353	$907,249

[The remainder of this page intentionally left blank]

Statements of Cash Flows

	For the Years Ended December 31,
	2025	2024	2023
	(In thousands)
Operating Activities
Net income	$116,173	$138,636	$161,768
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	549	559	539
(Increase) decrease in accounts receivable from affiliates	(74)	(574)	1,224
Decrease (increase) in other assets	737	(316)	(2,048)
Stock option compensation expense	1,100	1,483	1,356
Provision for deferred income tax	905	1,444	1,179
Decrease in other liabilities	(3,268)	(415)	(1,326)
Gain on bank owned life insurance	(208)	-	-
Net gain on sale of other assets	-	(1,367)	-
Earnings of subsidiaries less (greater) than subsidiary dividends	38,473	9,328	(48,211)
Net Cash Provided by Operating Activities	154,387	148,778	114,481
Investing Activities
Purchases of equipment	(353)	(232)	(209)
Proceeds from bank owned life insurance policy	904	-	-
Proceeds from sale of other assets	-	5,378	-
Net Cash Provided by (Used by) Investing Activities	551	5,146	(209)
Financing Activities
Exercise of stock options	376	1,487	950
Retirement of common stock	(103,785)	(210)	(13,747)
Excise tax on net common stock repurchases	-	(132)	-
Common stock dividends paid	(46,936)	(46,958)	(45,954)
Net Cash Used in Financing Activities	(150,345)	(45,813)	(58,751)
Net change in cash and due from banks	4,593	108,111	55,521
Cash and due from banks at beginning of period	263,110	154,999	99,478
Cash and due from banks at end of period	$267,703	$263,110	$154,999
Supplemental Cash Flow Disclosures:
Supplemental disclosure of cash flow activities:
Income tax payments for the period	$33,020	$57,255	$64,017

[The remainder of this page intentionally left blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of

Westamerica Bancorporation

San Rafael, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Westamerica Bancorporation (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans – Reasonable and Supportable Forecasts - Refer to Notes 1 and 3 to the financial statements

The allowance for credit losses on loans is an accounting estimate of expected credit losses over the estimated life of loans. ASC 326, Financial Instruments – Credit Losses, requires a financial asset (or a group of financial assets), including the Company's loan portfolio, measured at amortized cost, to be presented at the net amount expected to be collected. The allowance for credit losses on loans as of December 31, 2025 was $11,573,000.

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

The primary procedures we performed to address this critical audit matter included:

●	Testing the effectiveness of controls over the application of reasonable and supportable forecasts, including controls addressing:

o	The reasonable and supportable forecasts methodology,
o	Significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables, and
o	The accuracy of the reasonable and supportable forecasts calculation.

●	Substantively testing management’s process for the application of reasonable and supportable forecasts, including:
o	Evaluation of the reasonable and supportable forecasts methodology,
o	Evaluation of significant judgments and assumptions in the reasonable and supportable forecasts methodology, including the selection and application of economic variables, and,
o	Evaluation of the accuracy of the reasonable and supportable forecasts calculation.

/s/ Crowe LLP

Crowe LLP

We have served as the Company's auditor since 2015.

Sacramento, California

February 27, 2026

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as of December 31, 2025.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management’s Report on Internal Control Over Financial Reporting and the attestation Report of Independent Registered Public Accounting Firm are found on pages 49 and 89, respectively.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

The information required by this Item 10 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2026 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K of the Securities Act of 1933) that is applicable to its senior financial officers including its chief executive officer, chief financial officer, and principal accounting officer.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2026 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

[The remainder of this page intentionally left blank]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2026 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes the status of the Company’s equity compensation plans as of December 31, 2025:

	At December 31, 2025
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(In thousands, except exercise price)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	968	$56	750
Equity compensation plans not approved by security holders	-	N/A	-
Total	968	$56	750

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2026 Annual Meeting of Shareholders, which will be filed pursuant to Regulation 14A of the Exchange Act.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of this Annual Report on Form 10-K is incorporated by reference from the information contained in the Company’s Proxy Statement for its 2026 Annual Meeting of Shareholders which will be filed pursuant to Regulation 14A of the Exchange Act.

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

10(z)*

Westamerica Bancorporation 2025 Omnibus Equity Incentive Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s Form S-8, filed with the Securities and Exchange Commission on August 6, 2025.

10.1*	Westamerica Bancorporation 2026 Omnibus Equity Incentive Plan Stock Option Agreement Form

10.2*	Westamerica Bancorporation 2026 Omnibus Equity Incentive Plan Restricted Stock Unit Award Agreement Form
11.1	Statement re computation of per share earnings incorporated by reference to Note 17 of the notes to the consolidated financial statements of this Report.
14

Code of Ethics incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 10, 2004.

19	Insider Trading and Company Stock Hedging Policy, incorporated by reference to Exhibit 19 to the Registrant’s Form 10-K, filed with the Securities and Exchange Commission on February 28, 2025.
21	Subsidiaries of the registrant.
23.1	Consent of Crowe LLP
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97

Incentive-Based Compensation Recovery Policy, incorporated by reference to Exhibit 97 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission on February 29, 2024.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The Cover page of Westamerica Bancorporation’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ David L. Payne	Chairman of the Board and Directors	February 27, 2026
David L. Payne	President and Chief Executive Officer (Principal Executive Officer)

/s/ Anela Jonas	Senior Vice President and Chief Financial Officer	February 27, 2026
Anela Jonas	(Principal Financial and Accounting Officer)

/s/ Alisa Belew	Director	February 27, 2026
Alisa Belew

/s/ Martin Camsey	Director	February 27, 2026
Martin Camsey

/s/ Melanie Martella Chiesa	Director	February 27, 2026
Melanie Martella Chiesa

/s/ Michele Hassid	Director	February 27, 2026
Michele Hassid

/s/ Edward B. Sylvester	Lead Independent Director	February 27, 2026
Edward B. Sylvester

/s/ Carter Welch	Director	February 27, 2026
Carter Welch

/s/ Inez Wondeh	Director	February 27, 2026
Inez Wondeh