Form 10-Q
period 2026-03-31
WESTAMERICA BANCORPORATION
filed 2026-05-08
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission file number: 001-09383

WESTAMERICA BANCORPORATION

(Exact Name of Registrant as Specified in Its Charter)

California	94-2156203
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                             No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding as of April 30, 2026
Common Stock, No Par Value	23,487,955

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

These factors include but are not limited to (1) the length and severity of any difficulties in the global, national and California economies and the effects of government efforts to address those difficulties; (2) liquidity levels in capital markets; (3) fluctuations in asset prices including, but not limited to stocks, bonds, real estate, and commodities; (4) the effect of acquisitions and integration of acquired businesses; (5) economic uncertainty created by riots, terrorist threats and attacks on the United States, the actions taken in response, and the uncertain effect of these events on the local, regional and national economies; (6) changes in the interest rate environment and monetary policy; (7) changes in the regulatory environment; (8) competitive pressure in the banking industry; (9) operational risks including a failure or breach in data processing or security systems or those of third party vendors and other service providers, including as a result of cyber attacks or fraud; (10) volatility of interest rate sensitive loans, deposits and investments, particularly the impact of rising interest rates on the Company’s securities portfolio; (11) asset/liability management risks; (12) liquidity risks including the impact of adverse developments in the banking industry; (13) the effect of climate change, natural disasters, including earthquakes, hurricanes, fire, flood, drought, and other disasters, on the uninsured value of the Company’s assets and of loan collateral, the financial condition of debtors and issuers of investment securities, the economic conditions affecting the Company’s market place, and commodities and asset values; (14) changes in the securities markets; (15) tariffs and international trade tensions; (16) inflation, (17) the effects of the on-going war in the Middle East; and (18) the outcome of contingencies, such as legal proceedings. However, the reader should not consider the above-mentioned factors to be a complete set of all potential risks or uncertainties.

Forward-looking statements speak only as of the date they are made. The Company undertakes no obligation to update any forward-looking statements in this report to reflect circumstances or events that occur after the date forward looking statements are made, except as may be required by law. The reader is directed to Part II – Item 1A “Risk Factors” of this report and other risk factors discussed elsewhere in the Company's annual report on Form 10-K for the year ended December 31, 2025, for further discussion of factors which could affect the Company's business and cause actual results to differ materially from those expressed in any forward-looking statement made in this report.

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(unaudited)

	At March 31,	At December 31,
	2026	2025
	(In thousands)
Assets:
Cash and due from banks	$397,284	$567,801
Debt securities available for sale	3,596,855	3,468,734
Debt securities held to maturity, net of allowance for credit losses of $1 at March 31, 2026 and December 31, 2025 (Fair value of $784,304 at March 31, 2026 and $812,580 at December 31, 2025)	799,558	819,574
Loans	696,204	726,482
Allowance for credit losses on loans	(11,151)	(11,573)
Loans, net of allowance for credit losses on loans	685,053	714,909
Premises and equipment, net	25,968	25,722
Goodwill	121,673	121,673
Other assets	238,059	241,767
Total Assets	$5,864,450	$5,960,180

Liabilities:
Noninterest-bearing deposits	$2,135,925	$2,252,490
Interest-bearing deposits	2,647,827	2,587,529
Total deposits	4,783,752	4,840,019
Securities sold under repurchase agreements	144,456	137,298
Other liabilities	53,552	49,354
Total Liabilities	4,981,760	5,026,671

Contingencies (Note 10)

Shareholders' Equity:
Common stock and additional paid-in-capital
Common stock (no par value), authorized: 150,000 shares issued and outstanding: 23,631 at March 31, 2026 and 24,623 at December 31, 2025	422,313	439,980
Deferred compensation	35	35
Accumulated other comprehensive loss	(107,267)	(91,139)
Retained earnings	567,609	584,633
Total Shareholders' Equity	882,690	933,509
Total Liabilities and Shareholders' Equity	$5,864,450	$5,960,180

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
	For the
	Three Months Ended
	March 31,
	2026	2025
	(In thousands,
	except per share data)
Interest and Fee Income:
Loans	$9,879	$10,669
Equity securities	446	422
Debt securities available for sale	32,695	33,203
Debt securities held to maturity	8,494	8,494
Interest-bearing cash	4,256	6,703
Total Interest and Fee Income	55,770	59,491
Interest Expense:
Deposits	3,089	3,229
Securities sold under repurchase agreements	206	167
Total Interest Expense	3,295	3,396
Net Interest and Fee Income	52,475	56,095
Reversal of Provision for Credit Losses	(300)	(550)
Net Interest and Fee Income After Reversal of Provision for Credit Losses	52,775	56,645
Noninterest Income:
Service charges on deposit accounts	3,332	3,381
Merchant processing services	2,739	2,733
Debit card fees	1,324	1,581
Trust fees	927	899
ATM processing fees	450	463
Other service fees	408	429
Bank owned life insurance gains	-	102
Other noninterest income	427	733
Total Noninterest Income	9,607	10,321
Noninterest Expense:
Salaries and related benefits	12,325	12,126
Occupancy and equipment	5,427	5,038
Outsourced data processing services	2,788	2,697
Limited partnership operating losses	1,110	915
Courier service	734	688
Professional fees	462	395
Other noninterest expense	3,065	3,268
Total Noninterest Expense	25,911	25,127
Income Before Income Taxes	36,471	41,839
Provision for income taxes	9,116	10,802
Net Income	$27,355	$31,037

Average Common Shares Outstanding	24,306	26,642
Average Diluted Common Shares Outstanding	24,306	26,642
Per Common Share Data:
Basic earnings	$1.13	$1.16
Diluted earnings	1.13	1.16
Dividends paid	0.46	0.44

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Net income	$27,355	$31,037
Other comprehensive income (loss):
Changes in net unrealized losses on debt securities available for sale	(22,897)	44,489
Deferred tax benefit (expense)	6,769	(13,153)
Changes in net unrealized losses on debt securities available for sale, net of tax	(16,128)	31,336
Total comprehensive income	$11,227	$62,373

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

		Common		Accumulated
	Common	Stock and		Other
	Shares	Additional	Deferred	Comprehensive	Retained
	Outstanding	Paid-in Capital	Compensation	(Loss) Income	Earnings	Total
	(In thousands except per share data)

Balance, December 31, 2024	26,708	$476,471	$35	$(168,104)	$581,555	$889,957
Net income for the period					31,037	31,037
Other comprehensive income				31,336		31,336
Restricted stock activity	12	623				623
Stock based compensation	-	300				300
Stock awarded to employees	1	41				41
Excise tax on net common stock repurchases		(179)				(179)
Retirement of common stock	(361)	(6,447)			(11,778)	(18,225)
Dividends ($0.44 per share)					(11,752)	(11,752)
Balance, March 31, 2025	26,360	$470,809	$35	$(136,768)	$589,062	$923,138

Balance, December 31, 2025	24,623	$439,980	$35	$(91,139)	$584,633	$933,509
Net income for the period					27,355	27,355
Other comprehensive loss				(16,128)		(16,128)
Restricted stock activity	9	476				476
Stock based compensation	-	225				225
Stock awarded to employees	-	33				33
Excise tax on net common stock repurchases		(508)				(508)
Retirement of common stock	(1,001)	(17,893)			(33,110)	(51,003)
Dividends ($0.46 per share)					(11,269)	(11,269)
Balance, March 31, 2026	23,631	$422,313	$35	$(107,267)	$567,609	$882,690

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months
	Ended March 31,
	2026	2025
	(In thousands)
Operating Activities:
Net income	$27,355	$31,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	929	2,009
Reversal of provision for credit losses	(300)	(550)
Net amortization of deferred net loan cost	67	83
Stock option compensation expense	225	300
Bank owned life insurance gains	-	(102)
Income taxes payable (receivable)	6,123	5,538
Net changes in:
Interest income receivable	381	2,483
Equity securities held for trading	247	-
Net deferred tax asset	4,171	5,263
Other assets	(1,496)	827
Interest expense payable	130	155
Other liabilities	1,907	(4,649)
Net Cash Provided by Operating Activities	39,739	42,394

Investing Activities:
Net repayments of loans	30,089	48,871
Proceeds from bank owned life insurance policies	-	506
Purchases of debt securities available for sale	(333,409)	(38,994)
Proceeds from maturity/calls of debt securities available for sale	183,592	241,235
Proceeds from maturity/calls of debt securities held to maturity	21,868	6,864
Purchases of premises and equipment	(1,015)	(199)
Net Cash (Used in) Provided by Investing Activities	(98,875)	258,283

Financing Activities:
Net change in deposits	(56,267)	(137,755)
Net change in short-term borrowings	7,158	(7,103)
Retirement of common stock	(51,003)	(18,225)
Common stock dividends paid	(11,269)	(11,752)
Net Cash Used in Financing Activities	(111,381)	(174,835)
Net Change In Cash and Due from Banks	(170,517)	125,842
Cash and Due from Banks at Beginning of Period	567,801	601,494
Cash and Due from Banks at End of Period	$397,284	$727,336

Supplemental Cash Flow Disclosures:
Supplemental disclosure of noncash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$335	$3,494
Securities purchases pending settlement	2,217	-
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	1,675	1,636
Interest paid for the period	3,165	3,241

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Note 2: Accounting Policies

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, it is reasonably possible conditions could change materially affecting results of operations and financial conditions. Certain risks, uncertainties and other factors, including those discussed in “Risk Factors” in Part I – Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 may cause actual future results to differ materially from the results discussed in this report on Form 10-Q.

Management continues to evaluate the impacts of inflation, the Federal Reserve’s monetary policy, the impacts of tariffs, international trade tensions, climate changes and the war in the Middle East on the Company’s business. The banking industry could experience significant volatility as it did with several regional bank failures in 2023. Industrywide concerns could develop related to liquidity, deposit outflows and unrealized losses on debt securities. These recent events and concerns could adversely affect the Company’s ability to effectively fund its operations. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects. The extent of the impact on the Company’s results of operations, cash flow, liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted. Furthermore, the effects could have a material impact on the Company’s results of operations and heighten many of the risk factors discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Recently Issued Accounting Standards

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

Debt securities available for sale are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income. Debt securities held to maturity are carried at amortized cost. The following tables provide an analysis of the amortized cost and fair value by major categories of debt securities available for sale and debt securities held to maturity before allowance for credit losses of $1 thousand at March 31, 2026 and December 31, 2025. In accordance with GAAP, unrealized gains and losses on held to maturity securities have not been recognized in the Company’s financial statements.

	At March 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential mortgage-backed securities ("MBS")	$187,993	$3	$(10,688)	$177,308
Agency commercial MBS	955,794	884	(10,564)	946,114
Securities of U.S. Government sponsored entities	307,683	26	(9,207)	298,502
Obligations of states and political subdivisions	46,118	6	(702)	45,422
Corporate securities	1,957,629	9	(122,116)	1,835,522
Collateralized loan obligations	293,927	351	(291)	293,987
Total debt securities available for sale	3,749,144	1,279	(153,568)	3,596,855
Debt securities held to maturity:
Agency residential MBS	41,271	23	(2,311)	38,983
Obligations of states and political subdivisions	26,120	10	(16)	26,114
Corporate securities	732,168	700	(13,661)	719,207
Total debt securities held to maturity	799,559	733	(15,988)	784,304
Total	$4,548,703	$2,012	$(169,556)	$4,381,159

	At December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$194,394	$8	$(10,056)	$184,346
Agency commercial MBS	709,371	1,600	(3,411)	707,560
Securities of U.S. Government sponsored entities	309,079	72	(6,739)	302,412
Obligations of states and political subdivisions	46,264	1	(543)	45,722
Corporate securities	1,913,553	-	(109,473)	1,804,080
Collateralized loan obligations	425,465	400	(1,251)	424,614
Total debt securities available for sale	3,598,126	2,081	(131,473)	3,468,734
Debt securities held to maturity:
Agency residential MBS	43,734	26	(2,231)	41,529
Obligations of states and political subdivisions	33,597	10	(36)	33,571
Corporate securities	742,244	3,245	(8,009)	737,480
Total debt securities held to maturity	819,575	3,281	(10,276)	812,580
Total	$4,417,701	$5,362	$(141,749)	$4,281,314

[The remainder of this page intentionally left blank]

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At March 31, 2026
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$204,192	$203,356	$60,501	$60,400
Over 1 to 5 years	1,435,262	1,360,107	412,457	410,862
Over 5 to 10 years	671,976	615,983	285,330	274,059
Subtotal	2,311,430	2,179,446	758,288	745,321
Collateralized loan obligations	293,927	293,987	-	-
Agency residential MBS	187,993	177,308	41,271	38,983
Agency commercial MBS	955,794	946,114	-	-
Total	$3,749,144	$3,596,855	$799,559	$784,304

	At December 31, 2025
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$199,254	$198,573	$33,326	$33,302
Over 1 to 5 years	1,231,338	1,182,101	425,387	428,326
Over 5 to 10 years	838,304	771,540	317,128	309,423
Subtotal	2,268,896	2,152,214	775,841	771,051
Collateralized loan obligations	425,465	424,614	-	-
Agency residential MBS	194,394	184,346	43,734	41,529
Agency commercial MBS	709,371	707,560	-	-
Total	$3,598,126	$3,468,734	$819,575	$812,580

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

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At March 31, 2026
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	4	$13,297	$(204)	104	$163,509	$(10,484)	108	$176,806	$(10,688)
Agency commercial MBS	99	809,211	(10,564)	-	-	-	99	809,211	(10,564)
Securities of U.S. Government sponsored entities	1	5,351	(30)	18	282,938	(9,177)	19	288,289	(9,207)
Obligations of states and political subdivisions	2	4,201	(23)	28	36,135	(679)	30	40,336	(702)
Corporate securities	12	78,980	(777)	124	1,746,543	(121,339)	136	1,825,523	(122,116)
Collateralized loan obligations	2	22,924	(76)	2	10,740	(215)	4	33,664	(291)
Total	120	$933,964	$(11,674)	276	$2,239,865	$(141,894)	396	$3,173,829	$(153,568)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At March 31, 2026
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	-	$-	$-	54	$38,020	$(2,311)	54	$38,020	$(2,311)
Obligations of states and political subdivisions	1	624	(1)	10	9,344	(15)	11	9,968	(16)
Corporate securities	24	226,589	(916)	23	355,425	(12,745)	47	582,014	(13,661)
Total	25	$227,213	$(917)	87	$402,789	$(15,071)	112	$630,002	$(15,988)

Based upon the Company’s March 31, 2026 evaluation of debt securities available for sale and held to maturity, the unrealized losses on debt securities were caused by market conditions for these types of securities. Market interest rates are currently higher than the book yield of the securities, generally resulting in lower fair value compared with amortized cost. Evaluation of debt securities available for sale and held to maturity did not indicate lower fair values were caused by credit related indicators of the issuer. The Company continually monitors interest rate changes, risk premium spread changes, credit rating changes for issuers of bonds owned, collateralized loan obligations’ collateral levels, and corporate bond issuers’ common stock price changes. All collateralized loan obligations, obligations of states and political subdivisions, and corporate securities were investment grade rated at March 31, 2026.

The Company does not intend to sell any debt securities available for sale with a material unrealized loss and has concluded that it is more likely than not that it will not be required to sell the debt securities prior to recovery of the amortized cost basis.

The Company evaluates held to maturity corporate debt securities individually, monitoring each issuer’s financial condition, profitability, cash flows and credit rating agency conclusions. The Company has evaluated each issuer’s historical financial performance and ability to service debt payments, including throughout and following past recessions. The Company has an expectation that nonpayment of the amortized cost basis continues to be zero.

The fair values of debt securities could decline in the future if market interest rates rise, the general economy deteriorates, inflation increases, credit ratings decline, the issuers’ financial condition deteriorates, or the liquidity for debt securities declines. As a result, significant credit losses on debt securities may occur in the future.

As of March 31, 2026 and December 31, 2025, the Company’s debt securities pledged had a carrying value of $1,969,333 thousand and $1,952,111 thousand, respectively, primarily to secure public deposits, Federal Reserve Bank borrowings and securities sold under repurchase agreements.

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

The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, collateral levels and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities. Management considers the $1 thousand allowance for credit losses on debt securities held to maturity to be adequate as a reserve against current expected credit losses in the debt securities held to maturity as of March 31, 2026.

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

	For the Three Months Ended March 31,
	2026	2025
	(In thousands)
Allowance for credit losses:
Beginning balance	$1	$1
Provision	-	-
Chargeoffs	-	-
Recoveries	-	-
Total ending balance	$1	$1

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At March 31, 2026, no credit loss allowance was assigned to corporate securities held to maturity.

The following table summarizes the amortized cost of debt securities held to maturity at March 31, 2026, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At March 31, 2026
	AAA/AA/A	BBB+/BBB	Not Rated	Total
	(In thousands)
Agency residential MBS	$40,840	$-	$431	$41,271
Obligations of states and political subdivisions	26,120	-	-	26,120
Corporate securities	578,078	154,090	-	732,168
Total	$645,038	$154,090	$431	$799,559

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of March 31, 2026.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months
	Ended March 31,
	2026	2025
	(In thousands)

Taxable	$41,029	$41,280
Tax-exempt from regular federal income tax	606	839
Total interest income from investment securities	$41,635	$42,119

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated:

	At March 31,	At December 31,
	2026	2025
	(In thousands)

Commercial	$108,476	$117,009
Commercial real estate	471,961	482,230
Construction	-	-
Residential real estate	6,601	7,186
Consumer installment & other	109,166	120,057
Total	$696,204	$726,482

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2026
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,048	$6,109	$-	$22	$1,394	$11,573
(Reversal) provision	(681)	(307)	-	2	686	(300)
Chargeoffs	-	-	-	-	(791)	(791)
Recoveries	80	19	-	-	570	669
Total allowance for credit losses	$3,447	$5,821	$-	$24	$1,859	$11,151

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2025
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,197	$6,034	$247	$22	$4,280	$14,780
(Reversal) provision	(41)	309	-	4	(822)	(550)
Chargeoffs	(10)	(191)	-	-	(1,525)	(1,726)
Recoveries	265	13	-	-	1,132	1,410
Total allowance for credit losses	$4,411	$6,165	$247	$26	$3,065	$13,914

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At March 31, 2026
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$106,835	$464,136	$-	$6,401	$107,394	$684,766
Substandard	955	7,825	-	200	1,363	10,343
Doubtful	686	-	-	-	48	734
Loss	-	-	-	-	361	361
Total	$108,476	$471,961	$-	$6,601	$109,166	$696,204

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2025
	Commercial	Commercial Real Estate	Construction	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$114,861	$474,140	$-	$6,983	$118,036	$714,020
Substandard	1,053	8,090	-	203	1,646	10,992
Doubtful	1,095	-	-	-	57	1,152
Loss	-	-	-	-	318	318
Total	$117,009	$482,230	$-	$7,186	$120,057	$726,482

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At March 31, 2026
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$107,447	$244	$-	$-	$785	$108,476
Commercial real estate	469,992	1,501	88	-	380	471,961
Construction	-	-	-	-	-	-
Residential real estate	6,601	-	-	-	-	6,601
Consumer installment and other	106,885	1,647	357	277	-	109,166
Total	$690,925	$3,392	$445	$277	$1,165	$696,204

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2025
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$115,595	$295	$24	$-	$1,095	$117,009
Commercial real estate	481,664	187	-	-	379	482,230
Construction	-	-	-	-	-	-
Residential real estate	7,186	-	-	-	-	7,186
Consumer installment and other	116,657	2,428	632	340	-	120,057
Total	$721,102	$2,910	$656	$340	$1,474	$726,482

At March 31, 2026, $78 thousand was allocated as allowance for credit losses to one loan with a carrying balance of $686 thousand on nonaccrual status. At December 31, 2025, $388 thousand was allocated as allowance for credit losses to one loan with a carrying balance of $388 thousand on nonaccrual status.

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2026 or December 31, 2025.

There were no loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2026 and March 31, 2025.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral dependent are reassessed quarterly. Loans that were considered collateral dependent at March 31, 2026 included the following: five commercial real estate loans totaling $6.9 million secured by real property, one $156 thousand commercial loan secured by real property and $245 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at March 31, 2026. Loans that were considered collateral dependent at December 31, 2025 included the following: five commercial real estate loans totaling $7.0 million secured by real property, one $182 thousand commercial loan secured by real property and $295 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2025.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At March 31, 2026
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2022	2023	2024	2025	2026	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$22,620	$7,246	$6,040	$15,861	$30,197	$1,748	$83,712	$23,123	$106,835
Substandard	187	-	-	-	291	-	478	477	955
Doubtful	-	-	-	-	686	-	686	-	686
Loss	-	-	-	-	-	-	-	-	-
Total	$22,807	$7,246	$6,040	$15,861	$31,174	$1,748	$84,876	$23,600	$108,476

Current gross chargeoffs on commercial loans:
For the three months ended March 31, 2026
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$20,092	$4,407	$8,072	$6,806	$16,560	$35,914	$91,851	$23,010	$114,861
Substandard	201	-	-	-	-	446	647	406	1,053
Doubtful	-	-	-	-	-	707	707	388	1,095
Loss	-	-	-	-	-	-	-	-	-
Total	$20,293	$4,407	$8,072	$6,806	$16,560	$37,067	$93,205	$23,804	$117,009

Current gross chargeoffs on commercial loans:
For the year ended December 31, 2025
	$-	$1,559	$-	$5	$-	$-	$1,564	$33	$1,597

During 2025, $1,559 thousand was charged off on an individually evaluated commercial loan originated in 2021.

	At March 31, 2026
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2022	2023	2024	2025	2026	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$239,495	$45,739	$40,779	$67,722	$55,927	$14,474	$464,136	$-	$464,136
Substandard	7,825	-	-	-	-	-	7,825	-	7,825
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$247,320	$45,739	$40,779	$67,722	$55,927	$14,474	$471,961	$-	$471,961

Current gross chargeoffs on commercial real estate loans:
For the three months ended March 31, 2026
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$206,896	$55,247	$46,224	$41,080	$68,136	$56,557	$474,140	$-	$474,140
Substandard	7,922	-	-	-	-	168	8,090	-	8,090
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$214,818	$55,247	$46,224	$41,080	$68,136	$56,725	$482,230	$-	$482,230

Current gross chargeoffs on commercial real estate loans:
For the year ended December 31, 2025
	$191	$-	$-	$-	$-	$-	$191	$-	$191

	At March 31, 2026
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2022	2023	2024	2025	2026	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$6,401	$-	$-	$-	$-	$-	$6,401	$-	$6,401
Substandard	200	-	-	-	-	-	200	-	200
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$6,601	$-	$-	$-	$-	$-	$6,601	$-	$6,601

Current gross chargeoffs on residential real estate loans:
For the three months ended March 31, 2026
	$-	$-	$-	$-	$-	$-	$-	$-	$-

	At December 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$6,983	$-	$-	$-	$-	$-	$6,983	$-	$6,983
Substandard	203	-	-	-	-	-	203	-	203
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$7,186	$-	$-	$-	$-	$-	$7,186	$-	$7,186

Current gross chargeoffs on residential real estate loans:
For the year ended December 31, 2025
	$-	$-	$-	$-	$-	$-	$-	$-	$-

There were no construction loans outstanding at March 31, 2026 and December 31, 2025. There were no gross chargeoffs on construction loans during the three months ended March 31, 2026 and the year ended December 31, 2025.

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At March 31, 2026
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2022	2023	2024	2025	2026	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$19,071	$25,991	$16,059	$15,166	$13,139	$4,004	$93,430	$13,455	$106,885
30-59 days past due	591	563	141	183	140	25	1,643	4	1,647
60-89 days past due	88	60	26	33	149	-	356	1	357
Past due 90 days or more	32	88	-	33	98	-	251	26	277
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$19,782	$26,702	$16,226	$15,415	$13,526	$4,029	$95,680	$13,486	$109,166

Current gross chargeoffs on consumer installment and other loans:
For the three months ended March 31, 2026
	$66	$220	$147	$107	$123	$-	$663	$128	$791

	At December 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$6,006	$17,795	$29,917	$17,712	$16,822	$14,780	$103,032	$13,625	$116,657
30-59 days past due	193	804	799	270	81	120	2,267	161	2,428
60-89 days past due	14	103	164	41	190	44	556	76	632
Past due 90 days or more	1	37	49	69	71	91	318	22	340
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$6,214	$18,739	$30,929	$18,092	$17,164	$15,035	$106,173	$13,884	$120,057

Current gross chargeoffs on consumer installment and other loans:
For the year ended December 31, 2025
	$250	$679	$1,551	$657	$727	$10	$3,874	$226	$4,100

There were no loans held for sale at March 31, 2026 and December 31, 2025.

The Company held no other real estate owned (OREO) at March 31, 2026 and December 31, 2025. At March 31, 2026 and December 31, 2025, there were no consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person at any one time shall not exceed the following limitations: (a) unsecured credits shall not exceed 15 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures, or (b) secured and unsecured credits in all shall not exceed 25 percent of the sum of the Bank’s shareholders’ equity, allowance for credit losses, capital notes, and debentures. At March 31, 2026, the Bank did not have credit extended to any one entity exceeding these limits. At March 31, 2026, the Bank had 25 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $22,272 thousand and $22,358 thousand at March 31, 2026 and December 31, 2025, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At March 31, 2026, the Bank held corporate bonds of 109 issuing entities that exceeded $5 million for each issuer.

[The remainder of this page intentionally left blank]

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At March 31,	At December 31,
	2026	2025
	(In thousands)
Equity securities not held for trading at cost:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total equity securities not held for trading at cost	14,227	14,227
Equity securities held for trading at fair value	219	466
Total equity securities	14,446	14,693
Bank owned life insurance cash surrender value	72,657	71,562
Net deferred tax asset	56,388	53,274
Right-of-use asset	21,026	22,206
Limited partnership investments	28,780	29,891
Interest receivable:
Debt securities available for sale	26,500	26,276
Debt securities held to maturity	6,502	6,979
Loans	3,760	3,888
Total interest receivable	36,762	37,143
Prepaid assets	4,773	5,843
Other assets	3,227	7,155
Total other assets	$238,059	$241,767

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

At March 31, 2026, the Company had marketable equity securities held for trading at fair value of $219 thousand. The Company recognized unrealized losses of $247 thousand in net income during the three months ended March 31, 2026. There were no purchases or sales of securities held for trading during the three months ended March 31, 2026 and December 31, 2025. There were no marketable equity securities at March 31, 2025.

The Company owns 211 thousand shares of Visa Inc. (“Visa”) Class B-1 common stock, which have transfer restrictions and no carrying value. Following the resolution of certain litigation involving Visa, shares of Visa’s Class B-1 stock will convert to shares of Visa Class A common stock based on a conversion factor (1.5475 as of March 31, 2026), which is periodically adjusted to reflect Visa’s ongoing litigation costs. Given the transfer restrictions and continuing uncertainty regarding the likelihood, ultimate timing and eventual conversion of Visa Class B-1 common stock for shares of Visa Class A common stock or other marketable classes of Visa common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. Visa Class A common stock trades on the New York Stock Exchange and had a closing price of $302.24 per share on March 31, 2026, the last trading day for the first quarter 2026. The ultimate value of the Company’s Visa Class B-1 shares is subject to the extent of Visa’s future litigation escrow fundings, the resulting conversion rate to Visa Class A common stock, and current and future transfer restrictions on the Visa Class B-1 common stock. At March 31, 2026, the Company did not record an adjustment to the carrying value of the Visa Class B-1 shares.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At March 31, 2026, these investments totaled $28,780 thousand and $9,869 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2025, these investments totaled $29,891 thousand and $10,518 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At March 31, 2026, the $9,869 thousand of outstanding equity capital commitments are expected to be paid as follows: $4,931 thousand in the remainder of 2026, $2,943 thousand in 2027, $1,095 thousand in 2028, $396 thousand in 2029, $62 thousand in 2030, and $442 thousand in 2031 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended
	March 31,
	2026	2025
	(In thousands)
Investment loss included in pre-tax income	$1,110	$915
Tax credits recognized in provision for income taxes	1,200	975

Other liabilities consisted of the following:

	At March 31,	At December 31,
	2026	2025
	(In thousands)
Operating lease liability	$21,026	$22,206
Securities purchases pending settlement	2,217	-
Other liabilities	30,309	27,148
Total other liabilities	$53,552	$49,354

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of March 31, 2026.

As of March 31, 2026, the Company’s lease liability and right-of-use asset were $21,026 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 3.8 years and 3.89%, respectively, at March 31, 2026. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of March 31, 2026.

Total lease costs were $1,737 thousand and $1,680 thousand in the three months ended March 31, 2026 and March 31, 2025, respectively, and were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable lease costs or sublease income during the three months ended March 31, 2026 and March 31, 2025.

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At March 31,
2026
(In thousands)
The remainder of 2026	$4,768
2027	6,186
2028	5,254
2029	3,484
2030	2,221
Thereafter	780
Total minimum lease payments	22,693
Less: discount	(1,667)
Present value of lease liability	$21,026

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the three months ended March 31, 2026 and the year ended December 31, 2025, as no triggering events occurred during such periods. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. The Company’s identifiable intangible assets were fully amortized in the year ended December 31, 2025.

The carrying values of goodwill were:

	At March 31, 2026	At December 31, 2025
	(In thousands)
Goodwill	$121,673	$121,673

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At March 31,	At December 31,
	2026	2025
	(In thousands)
Noninterest-bearing	$2,135,925	$2,252,490
Interest-bearing:
Transaction	939,285	907,124
Savings	1,643,599	1,613,384
Time deposits less than $100 thousand	39,031	39,845
Time deposits $100 thousand through $250 thousand	18,736	19,708
Time deposits more than $250 thousand	7,176	7,468
Total deposits	$4,783,752	$4,840,019

Demand deposit overdrafts of $735 thousand and $769 thousand were included as loan balances at March 31, 2026 and December 31, 2025, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $11 thousand in the three months ended March 31, 2026 and $17 thousand in the three months ended March 31, 2025.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At March 31,	At December 31,
	2026	2025
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$16,757	$17,799
Corporate securities	395,694	398,465
Total collateral carrying value	$412,451	$416,264
Total short-term borrowed funds	$144,456	$137,298

At March 31, 2026, the Company had access to borrowing from the Federal Reserve up to $765,854 thousand based on the collateral pledged at March 31, 2026. The Company had a $60,000 thousand line of credit with a correspondent bank at March 31, 2026. There were no borrowings from the Federal Reserve Bank or correspondent banks at March 31, 2026.

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

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Level 2 includes mutual funds, federal agency securities, mortgage-backed securities, corporate securities, commercial paper, collateralized loan obligations, municipal bonds and securities of U.S. government entities and U.S. government sponsored entities.

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

[The remainder of this page intentionally left blank]

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At March 31, 2026
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$177,308	$-	$177,308	$-
Agency commercial MBS	946,114	-	946,114	-
Securities of U.S. Government sponsored entities	298,502	-	298,502	-
Obligations of states and political subdivisions	45,422	-	45,422	-
Corporate securities	1,835,522	-	1,835,522	-
Collateralized loan obligations	293,987	-	293,987	-
Total debt securities available for sale	3,596,855	-	3,596,855	-
Equity securities held for trading	219	219	-	-
Total securities measured at fair value	$3,597,074	$219	$3,596,855	$-

(1) There were no transfers into or out of level 3 during the three months ended March 31, 2026.

	At December 31, 2025
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$184,346	$-	$184,346	$-
Agency commercial MBS	707,560	-	707,560	-
Securities of U.S. Government sponsored entities	302,412	-	302,412	-
Obligations of states and political subdivisions	45,722	-	45,722	-
Corporate securities	1,804,080	-	1,804,080	-
Collateralized loan obligations	424,614	-	424,614	-
Total debt securities available for sale	3,468,734	-	3,468,734	-
Equity securities held for trading	466	466	-	-
Total securities measured at fair value	$3,469,200	$466	$3,468,734	$-

(1) There were no transfers into or out of level 3 during the year ended December 31, 2025.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at March 31, 2026 and December 31, 2025, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Three
					Months Ended
	At March31, 2026				March 31, 2026
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial	$608	$-	$-	$608	$-
Total assets measured at fair value on a nonrecurring basis	$608	$-	$-	$608	$-

					For the
					Year Ended
	At December 31, 2025				December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial	$707	$-	$-	$707	$-
Total assets measured at fair value on a nonrecurring basis	$707	$-	$-	$707	$-

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

	At March 31, 2026
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$397,284	$397,284	$397,284	$-	$-
Debt securities held to maturity	799,558	784,304	-	784,304	-
Loans	685,053	683,792	-	-	683,792

Financial Liabilities:
Deposits	$4,783,752	$4,779,959	$-	$4,718,809	$61,150
Securities sold under repurchase agreements	144,456	144,456	-	144,456	-

	At December 31, 2025
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$567,801	$567,801	$567,801	$-	$-
Debt securities held to maturity	819,574	812,580	-	812,580	-
Loans	714,909	716,439	-	-	716,439

Financial Liabilities:
Deposits	$4,840,019	$4,836,933	$-	$4,772,998	$63,935
Securities sold under repurchase agreements	137,298	137,298	-	137,298	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are equity based and not unconditionally cancellable by the Company aggregated $22,272 thousand at March 31, 2026 and $22,358 thousand at December 31, 2025. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $167,776 thousand at March 31, 2026 and $162,625 thousand at December 31, 2025. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $567 thousand at March 31, 2026 and $562 thousand at December 31, 2025. The Company had no commitments for commercial and similar letters of credit at March 31, 2026 or at December 31, 2025. The Company had $1,025 thousand in outstanding full recourse guarantees to a third party credit card company at March 31, 2026 and December 31, 2025. The Company had a $201 thousand reserve for certain unfunded loan commitments at March 31, 2026 and December 31, 2025, respectively. The reserve for unfunded commitments is included in other liabilities.

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

	For the Three Months Ended
	March 31,
	2026	2025
	(In thousands, except per share data)
Net income (numerator)	$27,355	$31,037
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	24,306	26,642
Basic earnings per common share	$1.13	$1.16
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	24,306	26,642
Add common stock equivalents for options	-	-
Weighted average number of common shares outstanding - diluted (denominator)	24,306	26,642
Diluted earnings per common share	$1.13	$1.16

For the three months ended March 31, 2026 and March 31, 2025, options to purchase 1,182 thousand and 1,269 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION

FINANCIAL SUMMARY

	For the Three Months Ended
	March 31,		December 31,
	2026	2025	2025
	(In thousands, except per share data)
Net Interest and Fee Income (FTE)(1)	$52,690	$56,390	$53,549
(Reversal of) Provision for Credit Losses	(300)	(550)	-
Noninterest Income	9,607	10,321	10,003
Noninterest Expense	25,911	25,127	25,466
Income Before Income Taxes (FTE)(1)	36,686	42,134	38,086
Provision for Income Taxes (FTE)(1)	9,331	11,097	10,279
Net Income	$27,355	$31,037	$27,807

Average Common Shares Outstanding	24,306	26,642	24,849
Average Diluted Common Shares Outstanding	24,306	26,642	24,849
Common Shares Outstanding at Period End	23,631	26,360	24,623

Per Common Share:
Basic Earnings	$1.13	$1.16	$1.12
Diluted Earnings	1.13	1.16	1.12
Book Value Per Common Share	37.35	35.02	37.91

Financial Ratios:
Return On Assets	1.84%	2.03%	1.82%
Return On Common Equity	11.00%	11.92%	10.83%
Net Interest Margin (FTE)(1)	3.74%	3.90%	3.76%
Net Loan (Chargeoffs) to Average Loans	(0.07)%	(0.16)%	(0.16)%
Efficiency Ratio(2)	41.6%	37.7%	40.1%

Average Balances:
Assets	$6,034,899	$6,187,321	$6,055,696
Loans	708,613	789,935	727,540
Debt securities	4,454,472	4,395,565	4,328,668
Deposits	4,822,635	4,958,554	4,837,964
Shareholders' Equity	1,008,613	1,055,925	1,019,086

Period End Balances:
Assets	$5,864,450	$5,966,624	$5,960,180
Loans	696,204	771,030	726,482
Debt securities	4,396,414	4,075,398	4,288,309
Deposits	4,783,752	4,874,095	4,840,019
Shareholders' Equity	882,690	923,138	933,509

Capital Ratios at Period End:
Total Risk Based Capital	22.11%	23.68%	23.05%
Tangible Equity to Tangible Assets	13.25%	13.71%	13.90%

Dividends Paid Per Common Share	$0.46	$0.44	$0.46
Common Dividend Payout Ratio	41%	38%	41%

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

Financial Overview

Westamerica Bancorporation and subsidiaries (collectively, the “Company”) reported net income of $27.4 million or $1.13 diluted earnings per common share (“EPS”) in the three months ended March 31, 2026. The results in the three months ended March 31, 2026 included a $300 thousand reversal of provision for credit losses, which increased EPS $0.01. The results in the three months ended March 31, 2026 compare with net income of $31.0 million or $1.16 EPS in the three months ended March 31, 2025 and $27.8 million or $1.12 EPS in the three months ended December 31, 2025. The results in the three months ended March 31, 2025 included a $550 thousand reversal of provision for credit losses, which increased EPS $0.01. The results in the three months ended December 31, 2025 included a $628 thousand increase to the book tax provision to reconcile the 2024 income tax provision to the filed 2024 tax returns, which reduced EPS $0.02.

The Federal Open Market Committee of the Federal Reserve Board (“FOMC”) maintained the target federal funds rate range of 3.50 to 3.75 percent in March 2026 after a 0.25 percent cut in December 2025. The FOMC press release in March 2026 stated, “Available indicators suggest that economic activity has been expanding at a solid pace. Job gains have remained low, and the unemployment rate has been little changed in recent months. Inflation remains somewhat elevated. The Committee seeks to achieve maximum employment and inflation at the rate of 2 percent over the long run. Uncertainty about the economic outlook remains elevated. The implications of developments in the Middle East for the U.S. economy are uncertain. The Committee is attentive to the risks to both sides of its dual mandate.” The interest rate paid on reserve balances at the Federal Reserve Bank remained at 3.65 percent after a 0.25 percent cut in December 2025. The Bank maintains reserve balances at the Federal Reserve Bank; the amount that earns interest is identified as “interest-bearing cash”.

Management continues to evaluate the impacts of inflation, the Federal Reserve’s monetary policy, the impacts of the war in the Middle East, tariffs, international trade tensions, and climate changes on the Company’s business. The banking industry could experience significant volatility as it did with several regional bank failures in 2023. Industrywide concerns could develop related to liquidity, deposit outflows and unrealized losses on investment debt securities. These events and concerns could adversely affect the Company’s ability to effectively fund its operations. Any one or a combination of such risk factors, or other factors, could materially adversely affect the Company's business, financial condition, results of operations and prospects. The extent of the impact on the Company’s results of operations, cash flow, liquidity, and financial performance, as well as the Company’s ability to execute near- and long-term business strategies and initiatives, will depend on numerous evolving factors and future developments, which are highly uncertain and cannot be reasonably predicted.

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

The Company’s significant accounting policies (see Note 1 “Summary of Significant Accounting Policies” to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and Note 2 “Accounting Policies” to the unaudited consolidated financial statements in this Form 10-Q) are fundamental to understanding the Company’s results of operations and financial condition.

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months Ended
	March 31,		December 31,
	2026	2025	2025
	(In thousands, except per share data)
Net interest and loan fee income	$52,475	$56,095	$53,306
FTE adjustment	215	295	243
Net interest and loan fee income (FTE)	52,690	56,390	53,549
(Reversal of) provision for credit losses	(300)	(550)	-
Noninterest income	9,607	10,321	10,003
Noninterest expense	25,911	25,127	25,466
Income before taxes (FTE)	36,686	42,134	38,086
Income tax provision (FTE)	9,331	11,097	10,279
Net income	$27,355	$31,037	$27,807

Average diluted common shares	24,306	26,642	24,849
Diluted earnings per common share	$1.13	$1.16	$1.12

Average total assets	$6,034,899	$6,187,321	$6,055,696
Net income to average total assets (annualized)	1.84%	2.03%	1.82%
Net income to average common shareholders' equity (annualized)	11.00%	11.92%	10.83%

Net income for the three months ended March 31, 2026 decreased $3.7 million compared with the three months ended March 31, 2025 primarily due to lower net interest and loan fee income (FTE), lower noninterest income and higher noninterest expense, partially offset by lower tax provision (FTE). Net interest and loan fee income (FTE) decreased $3.7 million in the three months ended March 31, 2026 compared with the three months ended March 31, 2025 due to lower average balances of loans and interest-bearing cash, lower yield on investment securities and interest-bearing cash, partially offset by higher average balances of investment securities. Based on the results of its current expected credit losses (“CECL”) model and Management’s estimate of credit losses over the remaining life of its loans, the Company recorded a $300 thousand reversal of provision for credit losses in the three months ended March 31, 2026 and a $550 thousand reversal of provision for credit losses in the three months ended March 31, 2025. Noninterest income for the three months ended March 31, 2026 decreased compared with the three months ended March 31, 2025 due to lower debit card fees and recognition of unrealized securities losses of $247 thousand in the three months ended March 31, 2026. Noninterest expense for the three months ended March 31, 2026 increased compared with the three months ended March 31, 2025 primarily due to increases in salaries and benefits expense, occupancy and equipment expense and estimated operating losses from limited partnership investments. The tax rate (FTE) was 25.4% for the three months ended March 31, 2026 and 26.3% for the three months ended March 31, 2025.

Net income for the three months ended March 31, 2026 decreased $452 thousand compared with the three months ended December 31, 2025 primarily due to lower net interest and loan fee income (FTE), lower noninterest income and higher noninterest expense, partially offset by lower tax provision (FTE). Net interest and loan fee income (FTE) decreased $859 thousand in the three months ended March 31, 2026 compared with the three months ended December 31, 2025 due to lower average balances of loans and interest-bearing cash and lower yield on interest-bearing cash, partially offset by higher average balances of investment securities. Based on the results of its CECL model and Management’s estimate of credit losses over the remaining life of its loans, the Company recorded a $300 thousand reversal of provision for credit losses in the three months ended March 31, 2026 and provided no provision for credit losses in the three months ended December 31, 2025. Noninterest income for the three months ended March 31, 2026 decreased compared with the three months ended December 31, 2025 due to lower debit card fees and recognition of unrealized securities losses of $247 thousand in the three months ended March 31, 2026. Noninterest expense for the three months ended March 31, 2026 increased compared with the three months ended December 31, 2025 due to higher salaries and benefits expense and estimated operating losses from limited partnership investments. The tax rate (FTE) was 25.4% for the three months ended March 31, 2026 and 27.0% for the three months ended December 31, 2025. The results in the three months ended December 31, 2025 included a $628 thousand increase to the book tax provision to reconcile the 2024 income tax provision to the filed 2024 tax returns.

Net Interest and Loan Fee Income (FTE)

The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investment securities and interest expense paid on interest-bearing deposits and other borrowings.

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2026	2025	2025
	(In thousands)
Interest and loan fee income	$55,770	$59,491	$56,788
Interest expense	3,295	3,396	3,482
FTE adjustment	215	295	243
Net interest and loan fee income (FTE)	$52,690	$56,390	$53,549

Average earning assets	$5,644,066	$5,794,836	$5,666,854
Net interest margin (FTE) (annualized)	3.74%	3.90%	3.76%

Net interest and loan fee income (FTE) decreased $3.7 million in the three months ended March 31, 2026 compared with the three months ended March 31, 2025 due to lower average balances of loans (down $81 million) and interest-bearing cash (down $143 million), lower yield on investment securities (down 0.11%) and interest-bearing cash (down 0.75%), partially offset by higher average balances of investment securities (up $74 million).

Net interest and loan fee income (FTE) decreased $859 thousand in the three months ended March 31, 2026 compared with the three months ended December 31, 2025 due to lower average balances of loans (down $19 million) and interest-bearing cash (down $130 million) and lower yield on interest-bearing cash (down 0.28%), partially offset by higher average balances of investment securities (up $126 million).

The net interest margin (FTE) was 3.74% in the three months ended March 31, 2026, 3.90% in the three months ended March 31, 2025, and 3.76% in the three months ended December 31, 2025. The yield on earning assets (FTE) was 3.98% in the three months ended March 31, 2026, 4.14% in the three months ended March 31, 2025, and 4.00% in the three months ended December 31, 2025.

The Company’s funding costs were 0.24% in the three months ended March 31, 2026, March 31, 2025 and December 31, 2025. Noninterest bearing deposits represented 46% of average deposits in the three months ended March 31, 2026, March 31, 2025 and December 31, 2025. Average balances of checking and saving deposits accounted for 98.6% of average total deposits in the three months ended March 31, 2026, 98.4% in the three months ended March 31, 2025 and 98.6% in the three months ended December 31, 2025.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2026	2025	2025

Yield on earning assets (FTE)	3.98%	4.14%	4.00%
Rate paid on interest-bearing liabilities	0.49%	0.50%	0.51%
Net interest spread (FTE)	3.49%	3.64%	3.49%
Impact of noninterest-bearing funds	0.25%	0.26%	0.27%
Net interest margin (FTE)	3.74%	3.90%	3.76%

The Company’s net interest margin during the three months ended March 31, 2026 decreased compared with the three months ended March 31, 2025 and December 31, 2025 primarily affected by lower yield on earning assets due to declining market interest rates. The yield on investment securities decreased in the three months ended March 31, 2026 compared with the three months ended March 31, 2025, and stabilized compared with the three months ended December 31, 2025. The volume of higher-yielding CLOs declined due to calls and principal paydowns. Newly purchased investment securities have lower yields compared with CLOs. The CLOs have interest coupons that change once every three months by the amount of change in the three-month SOFR base rate. The average balances and yields of CLOs for the three months ended March 31, 2026 and March 31, 2025 were $349 million yielding 5.64% and $916 million yielding 6.30%, respectively. The average balances and yields of agency mortgage backed securities for the three months ended March 31, 2026 and March 31, 2025 were $1,061 million yielding 4.67% and $310 million yielding 3.05%, respectively. The interest-bearing cash yield changes by the amount of change in the overnight federal funds rate on the effective date declared by the FOMC. The average balances and yields of interest-bearing cash decreased for the three months ended March 31, 2026, March 31, 2025 and December 31, 2025, which were $466 million yielding 3.65%, $609 million yielding 4.40%, and $596 million yielding 3.93%, respectively. The Company has other earning assets with variable yields such as commercial loans and lines of credit, consumer lines of credit and adjustable rate residential real estate loans, which are included in “other taxable loans” in the following “Summary of Average Balances, Yields/Rates and Interest Differential.”

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended March 31, 2026
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,393,305	$41,029	3.74%
Tax-exempt (1)	75,767	764	4.03%
Total investments (1)	4,469,072	41,793	3.74%
Loans:
Taxable	681,938	9,660	5.74%
Tax-exempt (1)	26,675	276	4.15%
Total loans (1)	708,613	9,936	5.68%
Total interest-bearing cash	466,381	4,256	3.65%
Total interest-earning assets (1)	5,644,066	55,985	3.98%
Other assets	390,833
Total assets	$6,034,899

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,206,530	$-	-%
Savings and interest-bearing transaction	2,548,723	3,047	0.48%
Time less than $100,000	43,644	31	0.29%
Time $100,000 or more	23,738	11	0.18%
Total interest-bearing deposits	2,616,105	3,089	0.48%
Securities sold under repurchase agreements	138,193	206	0.61%
Total interest-bearing liabilities	2,754,298	3,295	0.49%
Other liabilities	65,458
Shareholders' equity	1,008,613
Total liabilities and shareholders' equity	$6,034,899
Net interest spread (1) (2)			3.49%
Net interest and fee income and interest margin (1) (3)		$52,690	3.74%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended December 31, 2025
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,255,410	$39,879	3.75%
Tax-exempt (1)	87,963	869	3.95%
Total investments (1)	4,343,373	40,748	3.74%
Loans:
Taxable	699,333	10,001	5.67%
Tax-exempt (1)	28,207	294	4.16%
Total loans (1)	727,540	10,295	5.62%
Total interest-bearing cash	595,941	5,988	3.93%
Total interest-earning assets (1)	5,666,854	57,031	4.00%
Other assets	388,842
Total assets	$6,055,696

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,236,646	$-	-%
Savings and interest-bearing transaction	2,531,633	3,240	0.51%
Time less than $100,000	45,257	33	0.29%
Time $100,000 or more	24,428	12	0.18%
Total interest-bearing deposits	2,601,318	3,285	0.50%
Securities sold under repurchase agreements	130,502	197	0.60%
Total interest-bearing liabilities	2,731,820	3,482	0.51%
Other liabilities	68,144
Shareholders' equity	1,019,086
Total liabilities and shareholders' equity	$6,055,696
Net interest spread (1) (2)			3.49%
Net interest and fee income and interest margin (1) (3)		$53,549	3.76%

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2026
	Compared with
	For the Three Months Ended March 31, 2025
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$1,053	$(1,304)	$(251)
Tax-exempt (1)	(340)	45	(295)
Total investments (1)	713	(1,259)	(546)
Loans:
Taxable	(1,022)	301	(721)
Tax-exempt (1)	(84)	(3)	(87)
Total loans (1)	(1,106)	298	(808)
Total interest-bearing cash	(1,573)	(874)	(2,447)
Total decrease in interest and loan fee income (1)	(1,966)	(1,835)	(3,801)
(Decrease) increase in interest expense:
Deposits:
Savings and interest-bearing transaction	(44)	(83)	(127)
Time less than $100,000	(6)	(1)	(7)
Time $100,000 or more	(3)	(3)	(6)
Total interest-bearing deposits	(53)	(87)	(140)
Securities sold under repurchase agreements	53	(14)	39
Total decrease in interest expense	-	(101)	(101)
Decrease in net interest and loan fee income (1)	$(1,966)	$(1,734)	$(3,700)

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Three Months Ended March 31, 2026
	Compared with
	For the Three Months Ended December 31, 2025
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$1,292	$(142)	$1,150
Tax-exempt (1)	(120)	15	(105)
Total investments (1)	1,172	(127)	1,045
Loans:
Taxable	(387)	46	(341)
Tax-exempt (1)	(18)	-	(18)
Total loans (1)	(405)	46	(359)
Total interest-bearing cash	(1,378)	(354)	(1,732)
Total decrease in interest and loan fee income (1)	(611)	(435)	(1,046)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	13	(206)	(193)
Time less than $100,000	(2)	-	(2)
Time $100,000 or more	-	(1)	(1)
Total interest-bearing deposits	11	(207)	(196)
Securities sold under repurchase agreements	7	2	9
Total increase (decrease) in interest expense	18	(205)	(187)
Decrease in net interest and loan fee income (1)	$(629)	$(230)	$(859)

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

Based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity, the Company recorded a $300 thousand reversal of provision for credit losses in the three months ended March 31, 2026, and a $550 thousand reversal of provision for credit losses in the three months ended March 31, 2025. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2026	2025	2025
	(In thousands)

Service charges on deposit accounts	$3,332	$3,381	$3,270
Merchant processing services	2,739	2,733	2,690
Debit card fees	1,324	1,581	1,498
Trust fees	927	899	923
ATM processing fees	450	463	484
Other service fees	408	429	426
Bank owned life insurance gains	-	102	-
Unrealized (losses) gains on equity securities	(247)	-	30
Other noninterest income	674	733	682
Total	$9,607	$10,321	$10,003

Noninterest income for the three months ended March 31, 2026 decreased $714 thousand compared with the three months ended March 31, 2025. Debit card fees declined $257 thousand from the three months ended March 31, 2025 to the three months ended March 31, 2026. The Company recognized unrealized securities losses of $247 thousand in the three months ended March 31, 2026. The same period in 2025 included a $102 thousand gain on bank owned life insurance.

Noninterest income for the three months ended March 31, 2026 decreased $396 thousand compared with the three months ended December 31, 2025. Debit card fees declined $174 thousand from the three months ended December 31, 2025 to the three months ended March 31, 2026. The Company recognized unrealized securities losses of $247 thousand in the three months ended March 31, 2026.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2026	2025	2025
	(In thousands)

Salaries and related benefits	$12,325	$12,126	$11,871
Occupancy and equipment	5,427	5,038	5,426
Outsourced data processing services	2,788	2,697	2,701
Limited partnership operating losses	1,110	915	891
Professional fees	462	395	540
Courier service	734	688	843
Other noninterest expense	3,065	3,268	3,194
Total	$25,911	$25,127	$25,466

Noninterest expense for the three months ended March 31, 2026 increased $784 thousand compared with the three months ended March 31, 2025 primarily due to increases in salaries and benefits expense, occupancy and equipment expense and estimated operating losses from limited partnership investments.

Noninterest expense for the three months ended March 31, 2026 increased $445 thousand compared with the three months ended December 31, 2025. Salaries and benefits expense increased in the three months ended March 31, 2026 due to seasonally higher payroll taxes and higher benefit costs. Estimated operating losses from limited partnership investments increased from the three months ended December 31, 2025 to the three months ended March 31, 2026.

Provision for Income Tax

The Company’s income tax provision (FTE) was $9.3 million for the three months ended March 31, 2026 compared with $11.1 million for the three months ended March 31, 2025 and $10.3 million for the three months ended December 31, 2025, representing effective tax rates (FTE) of 25.4%, 26.3% and 27.0%, respectively. The effective tax rates (FTE) for the three months ended December 31, 2025 was higher than the three months ended March 31, 2026 and the three months ended March 31, 2025 primarily due to a $628 thousand increase in book tax provision to reconcile the 2024 income tax provision to the filed 2024 tax returns.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, corporations and banks. The Company had marketable equity securities held for trading at fair value of $219 thousand at March 31, 2026 and $466 thousand at December 31, 2025. The Company had no marketable equity securities not held for trading at March 31, 2026 and December 31, 2025.

Management manages the investment securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment securities portfolio was $4.4 billion at March 31, 2026 and $4.3 billion at December 31, 2025. The following table lists debt securities in the Company’s portfolio by type as of the dates indicated. Debt securities held to maturity are listed at amortized cost before related reserve for expected credit losses of $1 thousand at March 31, 2026 and December 31, 2025. Debt securities available for sale are listed at fair value.

	At March 31, 2026		At December 31, 2025
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$298,502	7%	$302,412	7%
Agency residential mortgage-backed securities ("MBS")	218,579	5%	228,080	5%
Agency commercial MBS	946,114	22%	707,560	16%
Obligations of states and political subdivisions	71,542	2%	79,319	2%
Corporate securities	2,567,690	57%	2,546,324	60%
Collateralized loan obligations	293,987	7%	424,614	10%
Total	$4,396,414	100%	$4,288,309	100%

Debt securities available for sale	$3,596,855		$3,468,734
Debt securities held to maturity	799,559		819,575
Total	$4,396,414		$4,288,309

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

At March 31, 2026, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

[The remainder of this page intentionally left blank]

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At March 31, 2026		At December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$1,957,629	$1,835,522	$1,913,553	$1,804,080
Debt securities held to maturity	732,168	719,207	742,244	737,480
Total corporate securities	$2,689,797	$2,554,729	$2,655,797	$2,541,560

The following table summarizes total corporate securities by credit rating:

	At March 31, 2026		At December 31, 2025
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
AA/AA-	$81,538	3%	$77,304	3%
A+	279,492	11%	272,496	11%
A	448,795	18%	423,726	17%
A-	800,811	31%	801,466	31%
BBB+	610,129	24%	624,557	25%
BBB	295,454	12%	342,011	13%
BBB-	38,510	1%	-	-%
Total corporate securities	$2,554,729	100%	$2,541,560	100%

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At March 31, 2026		At December 31, 2025
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,494,268	59%	$1,448,196	57%
Utilities	286,630	11%	288,995	11%
Industrial	210,675	8%	214,154	8%
Consumer, Non-cyclical	163,867	6%	174,853	7%
Communications	129,511	5%	130,355	5%
Basic Materials	101,897	4%	102,612	4%
Energy	71,411	3%	71,815	3%
Technology	62,739	3%	63,158	3%
Consumer, Cyclical	33,731	1%	47,422	2%
Total corporate securities	$2,554,729	100%	$2,541,560	100%

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the corporate securities are denominated in United States dollars:

	At March 31, 2026		At December 31, 2025
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,821,408	71%	$1,815,106	71%
Canada	201,375	8%	203,940	8%
Japan	156,919	6%	159,249	6%
United Kingdom	116,558	4%	112,636	4%
France	80,160	3%	80,668	3%
Switzerland	75,732	3%	76,127	3%
Netherlands	37,034	2%	37,660	2%
Australia	25,074	1%	25,305	1%
Germany	23,442	1%	13,658	1%
Belgium	17,027	1%	17,211	1%
Total corporate securities	$2,554,729	100%	$2,541,560	100%

The following table summarizes the above corporate securities with issuer’s headquarters located outside of the United States of America by the industry sector in which the issuing companies operate; all the corporate securities are denominated in United States dollars:

	At March 31, 2026		At December 31, 2025
	Fair value	As a percent of total foreign corporate securities	Fair value	As a percent of total foreign corporate securities
	($ in thousands)
Financial	$634,352	87%	$626,661	86%
Energy	33,360	5%	33,540	5%
Basic Materials	25,074	3%	25,305	4%
Consumer, Non-cyclical	17,028	2%	17,211	2%
Consumer, Cyclical	13,513	2%	13,658	2%
Utilities	9,994	1%	10,079	1%
Total foreign corporate securities	$733,321	100%	$726,454	100%

The Company’s $294 million (fair value) in collateralized loan obligations at March 31, 2026, consist of investments in 31 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At March 31, 2026
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$142,227	$142,256
AA+/AA	151,700	151,731
Total	$293,927	$293,987

[The remainder of this page intentionally left blank]

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

See Note 3 “Debt Securities Available for Sale and Held to Maturity” to the unaudited consolidated financial statements in this Form 10-Q for additional information related to the investment securities.

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

[The remainder of this page intentionally left blank]

Nonperforming Loans

	At March 31,	At December 31,
	2026	2025
	(In thousands)

Nonperforming nonaccrual loans	$380	$768
Performing nonaccrual loans	785	706
Total nonaccrual loans	1,165	1,474
Accruing loans 90 or more days past due	277	340
Total nonperforming loans	$1,442	$1,814

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At March 31,	At December 31,
	2026	2025
	(In thousands)

Allowance for credit losses on loans	$11,151	$11,573
Allowance for credit losses on held to maturity debt securities	1	1
Total allowance for credit losses	$11,152	$11,574

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. The Company has evaluated each issuer’s historical financial performance and ability to service debt payments throughout and following the 2008-2009 recession. The Company has an expectation that nonpayment of the amortized cost basis continues to be zero. At March 31, 2026, no credit loss allowance was assigned to corporate securities held to maturity based on evaluation of each individual issuer’s historical financial performance throughout full business cycles. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $1 thousand related to municipal securities at March 31, 2026 and December 31, 2025, reflecting the expected credit losses on debt securities held to maturity.

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

[The remainder of this page intentionally left blank]

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	For the Three Months Ended
	March 31,		December 31,
	2026	2025	2025
	(In thousands)
Analysis of the Allowance for Credit Losses on Loans
Balance, beginning of period	$11,573	$14,780	$11,859
(Reversal of) provision for credit losses	(300)	(550)	-
Loans charged off:
Commercial	-	(10)	-
Commercial real estate	-	(191)	-
Consumer installment and other	(791)	(1,525)	(739)
Total chargeoffs	(791)	(1,726)	(739)
Recoveries of loans previously charged off:
Commercial	80	265	152
Commercial real estate	19	13	14
Consumer installment and other	570	1,132	287
Total recoveries	669	1,410	453
Net chargeoffs	(122)	(316)	(286)
Balance, end of period	$11,151	$13,914	$11,573

Net chargeoffs as a percentage of average total loans (annualized)	(0.07)%	(0.16)%	(0.16)%

Selected financial data: (At the dates indicated)

	At March 31,		At December 31,
	2026	2025	2025
Loans	$696,204	$771,030	$726,482
Nonaccrual loans	1,165	-	1,474
Allowance for credit losses as a percentage of loans	1.60%	1.80%	1.59%
Nonaccrual loans as a percentage of loans	0.17%	-%	0.20%
Allowance for credit losses to nonaccrual loans	957.17%	n/m	785.14%

The Company's allowance for credit losses on loans is maintained at a level considered adequate to provide for expected losses based on historical loss rates adjusted for current and expected conditions over a forecast period. These include conditions unique to individual borrowers, as well as overall loan loss experience, the amount of past due, nonperforming and classified loans, recommendations of regulatory authorities, prevailing and forecasted economic conditions, or credit protection agreements and other factors. Loans that share common risk characteristics are segregated into pools based on common characteristics, which are primarily determined by loan, borrower, or collateral type. Historical loss rates are determined for each pool. Loans that do not share risk characteristics with other loans in the pools are evaluated individually. See Note 2 “Accounting Policies” to the unaudited consolidated financial statements in this Form 10-Q for additional information.

	Allowance for Credit Losses
	For the Three Months Ended March 31, 2026
					Consumer
		Commercial		Residential	Installment
	Commercial	Real Estate	Construction	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,048	$6,109	$-	$22	$1,394	$11,573
(Reversal) provision	(681)	(307)	-	2	686	(300)
Chargeoffs	-	-	-	-	(791)	(791)
Recoveries	80	19	-	-	570	669
Total allowance for credit losses	$3,447	$5,821	$-	$24	$1,859	$11,151

Management considers the $11.2 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of March 31, 2026.

See Note 4 “Loans and Allowance for Credit Losses” to the unaudited consolidated financial statements in this Form 10-Q for additional information related to the loan portfolio, loan portfolio credit risk and allowance for credit losses on loans.

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

The Company monitors the climate risks of its loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. At March 31, 2026, the Company had $14 million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields and volatile commodity prices without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles are not considered to be material risks to the Company’s automobile lending practices. The Company considers climate risk in its underwriting of corporate bonds, and avoids purchasing bonds of issuers, which, in Management’s judgement, have elevated climate risk.

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

The Company’s asset and liability position was generally “asset sensitive” at March 31, 2026, based on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes. However, in the dynamic simulation, an assumed decline in interest rates is expected to result in improved deposit balances funding higher earning asset levels. Further, in the dynamic simulation, no change in interest rates is expected to result in a decline in net interest income as asset yields remain stable and deposit costs rise as the Bank negotiates deposit rates with customers in the current environment.

At March 31, 2026, Management’s most recent measurements of estimated changes in net interest income were:

	Dynamic Simulation (1)	Static Simulation (2)
Change in Interest Rates	First Year Change in Net Interest Income
+ 2.0%	+ 2.7%	+ 8.9%
+ 1.0%	+ 1.5%	+ 4.4%
0.0%	- 1.7%	0.0%
- 1.0%	- 2.3%	- 5.2%
- 2.0%	- 5.4%	- 10.1%

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets for the three months ended March 31, 2026 and the year ended December 31, 2025. The Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit risk and capital management practices and by maintaining an appropriate level of liquidity.

Total deposits were $4,784 million at March 31, 2026 and $4,840 million at December 31, 2025. Total time deposits were $65 million at March 31, 2026 and $67 million at December 31, 2025. The Company has no foreign time deposits. FDIC deposit insurance is $250,000 per depositor, for each account ownership category. At March 31, 2026, estimated federally uninsured total deposits and time deposits were $2,363 million and $4 million, respectively.

The following table shows the time remaining to maturity of the Company’s estimated amounts of uninsured time deposits with a balance greater than $250,000 per depositor per category:

At March 31, 2026
(In thousands)
Three months or less	$1,535
Over three through six months	205
Over six through twelve months	1,851
Over twelve months	85
Total	$3,676

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, and principal and interest payments from debt securities and loans. At March 31, 2026, the Company had $397,284 thousand in cash balances. During the twelve months ending March 31, 2027, the Company expects to receive $402,000 thousand in principal payments from its debt securities. If additional operational liquidity is required, the Company can pledge debt securities as collateral for borrowing purposes. At March 31, 2026, the Company had access to borrowing from the Federal Reserve Bank up to $765,854 thousand based on collateral pledged at March 31, 2026. Additionally, the Company had access to a $60,000 thousand line of credit with a correspondent bank at March 31, 2026.

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

Westamerica Bancorporation ("Parent Company") is a separate entity apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. The Parent Company had no debt at March 31, 2026. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees.

The Bank’s dividends paid to the Parent Company and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $11 million for the three months ended March 31, 2026 and $47 million for the year ended December 31, 2025 and retire common stock in the amounts of $51 million in the three months ended March 31, 2026 and $104 million in the year ended December 31, 2025. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not impact the Parent Company's ability to meet its ongoing cash obligations. The Parent Company’s cash balance was $233 million at March 31, 2026 and $268 million at December 31, 2025.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was 11.0% for the three months ended March 31, 2026 and 11.2% for the year ended December 31, 2025. The Company also raises capital as employees exercise stock options. There were no stock option exercises during the three months ended March 31, 2026. The Company raised $376 thousand through the exercise of stock options in the year ended December 31, 2025.

The Company paid cash dividends on its common stock totaling $11 million in the three months ended March 31, 2026 and $47 million in the year ended December 31, 2025, which represent dividends per common share of $0.46 and $1.82, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company retired approximately 1 million shares valued at $51 million in the three months ended March 31, 2026 and 2 million shares valued at $104 million in the year ended December 31, 2025.

The Company's primary capital resource is shareholders' equity, which was $883 million at March 31, 2026 compared with $934 million at December 31, 2025. The Company's ratio of equity to total assets was 15.05% at March 31, 2026 and 15.66% at December 31, 2025.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At March 31, 2026		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	21.82%	15.13%	7.00%	6.50%
Tier I Capital	21.82%	15.13%	8.50%	8.00%
Total Capital	22.11%	15.57%	10.50%	10.00%
Leverage Ratio	14.69%	10.14%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2025		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	22.75%	15.14%	7.00%	6.50%
Tier I Capital	22.75%	15.14%	8.50%	8.00%
Total Capital	23.05%	15.59%	10.50%	10.00%
Leverage Ratio	15.22%	10.09%	4.00%	5.00%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of March 31, 2026.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the year ended December 31, 2025 includes detailed disclosure about the risks faced by the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the three months ended March 31, 2026.

	2026
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
January 1 through January 31	125	$49.90	125	1,773
February 1 through February 28	302	51.74	302	1,471
March 1 through March 31	570	50.74	570	901
Total	997	$50.94	997	901

The Company may repurchase shares of its common stock in the open market from time to time to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

The Company repurchased 997 thousand shares of its common stock during the three months ended March 31, 2026 pursuant to a program approved by the Board of Directors on December 18, 2025 authorizing the purchase of up to 2,000 thousand shares of its common stock from time to time prior to December 31, 2026.

On April 24, 2026, the Company announced that its Board of Directors had authorized the repurchase of 2,000 thousand additional shares of its common stock and extended the authorization to end on December 31, 2026. After accounting for shares previously purchased and the 785,023 shares remaining available under the prior authorization, 2,785,023 shares were authorized for repurchase as of April 23, 2026.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S‑K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: May 8, 2026