Form 10-Q
period 2026-06-30
WESTAMERICA BANCORPORATION
filed 2026-08-05
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission file number: 001-09383

WESTAMERICA BANCORPORATION

(Exact Name of Registrant as Specified in Its Charter)

California	94-2156203
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class Common Stock, No Par Value	Shares outstanding as of July 30, 2026 23,111,153

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

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

WESTAMERICA BANCORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	At June 30,	At December 31,
	2026	2025
	(In thousands)
Assets:
Cash and due from banks	$301,934	$567,801
Debt securities available for sale	3,639,177	3,468,734
Debt securities held to maturity, net of allowance for credit losses of $1 at June 30, 2026 and December 31, 2025 (Fair value of $790,440 at June 30, 2026 and $812,580 at December 31, 2025)	807,846	819,574
Loans	668,833	726,482
Allowance for credit losses on loans	(10,790)	(11,573)
Loans, net of allowance for credit losses on loans	658,043	714,909
Premises and equipment, net	25,592	25,722
Goodwill	121,673	121,673
Other assets	250,796	241,767
Total Assets	$5,805,061	$5,960,180

Liabilities:
Noninterest-bearing deposits	$2,141,783	$2,252,490
Interest-bearing deposits	2,630,994	2,587,529
Total deposits	4,772,777	4,840,019
Securities sold under repurchase agreements	131,813	137,298
Other liabilities	47,323	49,354
Total Liabilities	4,951,913	5,026,671

Contingencies (Note 10)

Shareholders' Equity:
Common stock and additional paid-in-capital Common stock (no par value), authorized: 150,000 shares issued and outstanding: 23,002 at June 30, 2026 and 24,623 at December 31, 2025	415,003	439,980
Deferred compensation	35	35
Accumulated other comprehensive loss	(117,592)	(91,139)
Retained earnings	555,702	584,633
Total Shareholders' Equity	853,148	933,509
Total Liabilities and Shareholders' Equity	$5,805,061	$5,960,180

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$9,663	$10,523	$19,542	$21,192
Equity securities	433	408	879	830
Debt securities available for sale	34,556	30,815	67,251	64,018
Debt securities held to maturity	8,144	8,448	16,638	16,942
Interest-bearing cash	3,001	7,273	7,257	13,976
Total Interest and Loan Fee Income	55,797	57,467	111,567	116,958
Interest Expense:
Deposits	3,110	3,045	6,199	6,274
Securities sold under repurchase agreements	211	144	417	311
Total Interest Expense	3,321	3,189	6,616	6,585
Net Interest and Loan Fee Income	52,476	54,278	104,951	110,373
Provision for (Reversal of) Credit Losses	-	-	(300)	(550)
Net Interest and Loan Fee Income After
Provision for (Reversal of) for Credit Losses	52,476	54,278	105,251	110,923
Noninterest Income:
Service charges on deposit accounts	3,380	3,368	6,712	6,749
Merchant processing services	2,840	2,687	5,579	5,420
Debit card fees	1,462	1,664	2,786	3,245
Trust fees	965	867	1,892	1,766
ATM processing fees	484	482	934	945
Other service fees	445	450	853	879
Bank owned life insurance gains	-	106	-	208
Other noninterest income	718	691	1,145	1,424
Total Noninterest Income	10,294	10,315	19,901	20,636
Noninterest Expense:
Salaries and related benefits	12,541	12,303	24,866	24,429
Occupancy and equipment	5,209	5,154	10,636	10,192
Outsourced data processing services	2,781	2,709	5,569	5,406
Limited partnership operating losses	1,110	915	2,220	1,830
Courier service	765	687	1,499	1,375
Professional fees	660	386	1,122	781
Other noninterest expense	2,971	3,375	6,036	6,643
Total Noninterest Expense	26,037	25,529	51,948	50,656
Income Before Income Taxes	36,733	39,064	73,204	80,903
Provision for income taxes	9,348	9,998	18,464	20,800
Net Income	$27,385	$29,066	$54,740	$60,103

Average Common Shares Outstanding	23,306	25,889	23,804	26,263
Average Diluted Common Shares Outstanding	23,319	25,889	23,810	26,263
Per Common Share Data:
Basic earnings	$1.17	$1.12	$2.30	$2.29
Diluted earnings	1.17	1.12	2.30	2.29
Dividends paid	0.48	0.46	0.94	0.90

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Net income	$27,385	$29,066	$54,740	$60,103
Other comprehensive income (loss):
Changes in net unrealized losses on debt securities available for sale	(14,659)	28,424	(37,556)	72,913
Deferred tax benefit (expense)	4,334	(8,403)	11,103	(21,556)
Changes in net unrealized losses on debt securities available for sale, net of tax	(10,325)	20,021	(26,453)	51,357
Total comprehensive income	$17,060	$49,087	$28,287	$111,460

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

		Common		Accumulated
	Common	Stock and		Other
	Shares	Additional	Deferred	Comprehensive	Retained
	Outstanding	Paid-in Capital	Compensation	(Loss) Income	Earnings	Total
	(In thousands except dividend per share)

Balance, March 31, 2026	23,631	$422,313	$35	$(107,267)	$567,609	$882,690
Net income for the period					27,385	27,385
Other comprehensive loss				(10,325)		(10,325)
Exercise of stock options	123	6,341				6,341
Stock based compensation	-	225				225
Stock awarded to employees	1	22				22
Excise tax on net common stock repurchases		(406)				(406)
Retirement of common stock	(753)	(13,492)			(28,024)	(41,516)
Dividends ($0.48 per share)					(11,268)	(11,268)
Balance, June 30, 2026	23,002	$415,003	$35	$(117,592)	$555,702	$853,148

Balance, December 31, 2025	24,623	$439,980	$35	$(91,139)	$584,633	$933,509
Net income for the period					54,740	54,740
Other comprehensive loss				(26,453)		(26,453)
Exercise of stock options	123	6,341				6,341
Restricted stock activity	9	476				476
Stock based compensation	-	450				450
Stock awarded to employees	1	55				55
Excise tax on net common stock repurchases		(914)				(914)
Retirement of common stock	(1,754)	(31,385)			(61,134)	(92,519)
Dividends ($0.94 per share)					(22,537)	(22,537)
Balance, June 30, 2026	23,002	$415,003	$35	$(117,592)	$555,702	$853,148

Balance, March 31, 2025	26,360	$470,809	$35	$(136,768)	$589,062	$923,138
Net income for the period					29,066	29,066
Other comprehensive income				20,021		20,021
Stock based compensation	-	300				300
Stock awarded to employees	-	9				9
Excise tax on net common stock repurchases		(384)				(384)
Retirement of common stock	(773)	(13,805)			(24,542)	(38,347)
Dividends ($0.46 per share)					(12,020)	(12,020)
Balance, June 30, 2025	25,587	$456,929	$35	$(116,747)	$581,566	$921,783

Balance, December 31, 2024	26,708	$476,471	$35	$(168,104)	$581,555	$889,957
Net income for the period					60,103	60,103
Other comprehensive income				51,357		51,357
Restricted stock activity	12	623				623
Stock based compensation	-	600				600
Stock awarded to employees	1	50				50
Excise tax on net common stock repurchases		(563)				(563)
Retirement of common stock	(1,134)	(20,252)			(36,320)	(56,572)
Dividends ($0.90 per share)					(23,772)	(23,772)
Balance, June 30, 2025	25,587	$456,929	$35	$(116,747)	$581,566	$921,783

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months
	Ended June 30,
	2026	2025
	(In thousands)
Operating Activities:
Net income	$54,740	$60,103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/accretion	1,665	4,221
Reversal of provision for credit losses	(300)	(550)
Stock option compensation expense	450	600
Amortization of deferred loan cost	141	161
Bank owned life insurance gains	-	(208)
Net change in:
Interest income receivable	1,446	4,435
Equity securities held for trading	211	-
Income taxes payable	(3,122)	(376)
Deferred income taxes	3,533	4,465
Other assets	(2,110)	(56)
Interest expense payable	147	141
Other liabilities	(1,525)	(7,025)
Net Cash Provided by Operating Activities	55,276	65,911

Investing Activities:
Net repayments of loans	57,025	71,432
Proceeds from bank owned life insurance policies	-	904
Purchases of debt securities available for sale	(600,154)	(88,992)
Proceeds from maturity/calls of debt securities available for sale	390,614	327,019
Purchases of debt securities held to maturity	(19,328)	-
Proceeds from maturity/calls of debt securities held to maturity	34,488	13,374
Purchases of premises and equipment	(1,320)	(934)
Net Cash (Used in) Provided by Investing Activities	(138,675)	322,803

Financing Activities:
Net change in:
Deposits	(67,242)	(264,315)
Short-term borrowings	(5,485)	(19,112)
Exercise of stock options	6,341	-
Retirement of common stock	(92,519)	(56,572)
Excise tax on net common stock repurchases	(1,026)	-
Common stock dividends paid	(22,537)	(23,772)
Net Cash Used in Financing Activities	(182,468)	(363,771)
Net Change in Cash and Due from Banks	(265,867)	24,943
Cash and Due from Banks at Beginning of Period	567,801	601,494
Cash and Due from Banks at End of Period	$301,934	$626,437

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$2,989	$5,360
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	3,341	3,271
Interest paid for the period	6,469	6,444
Income tax payments for the period	19,230	16,710

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

Debt securities available for sale are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income. Debt securities held to maturity are carried at amortized cost. The following tables provide an analysis of the amortized cost and fair value by major categories of debt securities available for sale and debt securities held to maturity before allowance for credit losses of $1 thousand at June 30, 2026 and December 31, 2025. In accordance with GAAP, unrealized gains and losses on held to maturity securities have not been recognized in the Company’s financial statements.

	At June 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential mortgage-backed securities ("MBS")	$178,726	$1	$(11,712)	$167,015
Agency commercial MBS	1,152,186	1	(21,372)	1,130,815
Securities of U.S. Government sponsored entities	308,276	-	(11,745)	296,531
Obligations of states and political subdivisions	40,964	7	(540)	40,431
Corporate securities	1,917,695	5	(121,617)	1,796,083
Collateralized loan obligations	208,278	263	(239)	208,302
Total debt securities available for sale	3,806,125	277	(167,225)	3,639,177
Debt securities held to maturity:
Agency residential MBS	38,873	19	(2,388)	36,504
Agency commercial MBS	19,329	-	(78)	19,251
Obligations of states and political subdivisions	15,839	8	(12)	15,835
Corporate securities	733,806	501	(15,457)	718,850
Total debt securities held to maturity	807,847	528	(17,935)	790,440
Total	$4,613,972	$805	$(185,160)	$4,429,617

	At December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$194,394	$8	$(10,056)	$184,346
Agency commercial MBS	709,371	1,600	(3,411)	707,560
Securities of U.S. Government sponsored entities	309,079	72	(6,739)	302,412
Obligations of states and political subdivisions	46,264	1	(543)	45,722
Corporate securities	1,913,553	-	(109,473)	1,804,080
Collateralized loan obligations	425,465	400	(1,251)	424,614
Total debt securities available for sale	3,598,126	2,081	(131,473)	3,468,734
Debt securities held to maturity:
Agency residential MBS	43,734	26	(2,231)	41,529
Obligations of states and political subdivisions	33,597	10	(36)	33,571
Corporate securities	742,244	3,245	(8,009)	737,480
Total debt securities held to maturity	819,575	3,281	(10,276)	812,580
Total	$4,417,701	$5,362	$(141,749)	$4,281,314

[The remainder of this page intentionally left blank]

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At June 30, 2026
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$179,617	$178,159	$91,670	$91,531
Over 1 to 5 years	1,521,309	1,430,382	375,858	373,005
Over 5 to 10 years	566,009	524,504	282,117	270,149
Subtotal	2,266,935	2,133,045	749,645	734,685
Collateralized loan obligations	208,278	208,302	-	-
Agency residential MBS	178,726	167,015	38,873	36,504
Agency commercial MBS	1,152,186	1,130,815	19,329	19,251
Total	$3,806,125	$3,639,177	$807,847	$790,440

	At December 31, 2025
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$199,254	$198,573	$33,326	$33,302
Over 1 to 5 years	1,231,338	1,182,101	425,387	428,326
Over 5 to 10 years	838,304	771,540	317,128	309,423
Subtotal	2,268,896	2,152,214	775,841	771,051
Collateralized loan obligations	425,465	424,614	-	-
Agency residential MBS	194,394	184,346	43,734	41,529
Agency commercial MBS	709,371	707,560	-	-
Total	$3,598,126	$3,468,734	$819,575	$812,580

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

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At June 30, 2026
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	5	$9,256	$(195)	104	$157,738	$(11,517)	109	$166,994	$(11,712)
Agency commercial MBS	139	1,129,439	(21,372)	-	-	-	139	1,129,439	(21,372)
Securities of U.S. Government sponsored entities	3	15,456	(75)	18	281,075	(11,670)	21	296,531	(11,745)
Obligations of states and political subdivisions	-	-	-	23	27,833	(540)	23	27,833	(540)
Corporate securities	18	132,215	(2,323)	117	1,648,862	(119,294)	135	1,781,077	(121,617)
Collateralized loan obligations	-	-	-	4	32,440	(239)	4	32,440	(239)
Total	165	$1,286,366	$(23,965)	266	$2,147,948	$(143,260)	431	$3,434,314	$(167,225)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At June 30, 2026
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	-	$-	$-	52	$35,586	$(2,388)	52	$35,586	$(2,388)
Agency commercial MBS	2	19,251	(78)	-	-	-	2	19,251	(78)
Obligations of states and political subdivisions	-	-	-	9	7,327	(12)	9	7,327	(12)
Corporate securities	27	281,163	(1,646)	23	355,096	(13,811)	50	636,259	(15,457)
Total	29	$300,414	$(1,724)	84	$398,009	$(16,211)	113	$698,423	$(17,935)

Based upon the Company’s June 30, 2026 evaluation of debt securities available for sale and held to maturity, the unrealized losses on debt securities were caused by market conditions for these types of securities. Market interest rates are currently higher than the book yield of the securities, generally resulting in lower fair value compared with amortized cost. Evaluation of debt securities available for sale and held to maturity did not indicate lower fair values were caused by credit related indicators of the issuer. The Company continually monitors interest rate changes, risk premium spread changes, credit rating changes for issuers of bonds owned, collateralized loan obligations’ collateral levels, and corporate bond issuers’ common stock price changes. All collateralized loan obligations, obligations of states and political subdivisions, and corporate securities were investment grade rated at June 30, 2026.

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

As of June 30, 2026 and December 31, 2025, the Company’s debt securities pledged had a carrying value of $1,923,462 thousand and $1,952,111 thousand, respectively, primarily to secure public deposits, Federal Reserve Bank borrowings and securities sold under repurchase agreements.

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

The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, collateral levels and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities. Management considers the $1 thousand allowance for credit losses on debt securities held to maturity to be adequate as a reserve against current expected credit losses in the debt securities held to maturity as of June 30, 2026.

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

	For the Six Months Ended June 30,
	2026	2025
	(In thousands)
Allowance for credit losses:
Beginning balance	$1	$1
Provision	-	-
Chargeoffs	-	-
Recoveries	-	-
Total ending balance	$1	$1

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At June 30, 2026, no credit loss allowance was assigned to corporate securities held to maturity.

The following table summarizes the amortized cost of debt securities held to maturity at June 30, 2026, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At June 30, 2026
	AAA/AA/A	BBB+/BBB	Not Rated	Total
	(In thousands)
Agency residential MBS	$38,451	$-	$422	$38,873
Agency commercial MBS	19,329	-	-	19,329
Obligations of states and political subdivisions	15,839	-	-	15,839
Corporate securities	579,262	154,544	-	733,806
Total	$652,881	$154,544	$422	$807,847

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of June 30, 2026.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months		For the Six Months
	Ended June 30,
	2026	2025	2026	2025
	(In thousands)

Taxable	$42,587	$38,847	$83,616	$80,127
Tax-exempt from regular federal income tax	546	824	1,152	1,663
Total interest income from investment securities	$43,133	$39,671	$84,768	$81,790

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated:

	At June 30,	At December 31,
	2026	2025
	(In thousands)

Commercial	$104,806	$117,009
Commercial real estate	459,198	482,230
Residential real estate	6,410	7,186
Consumer installment & other	98,419	120,057
Total	$668,833	$726,482

There were no construction loans outstanding at June 30, 2026 and December 31, 2025.

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2026
				Consumer
		Commercial	Residential	Installment
	Commercial	Real Estate	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$3,447	$5,821	$24	$1,859	$11,151
(Reversal) provision	(159)	(166)	1	324	-
Chargeoffs	(108)	-	-	(747)	(855)
Recoveries	12	19	-	463	494
Total allowance for credit losses	$3,192	$5,674	$25	$1,899	$10,790

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2026
				Consumer
		Commercial	Residential	Installment
	Commercial	Real Estate	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,048	$6,109	$22	$1,394	$11,573
(Reversal) provision	(840)	(473)	3	1,010	(300)
Chargeoffs	(108)	-	-	(1,538)	(1,646)
Recoveries	92	38	-	1,033	1,163
Total allowance for credit losses	$3,192	$5,674	$25	$1,899	$10,790

The allowance for credit losses for commercial loans decreased in the three and six months ended June 30, 2026 primarily due to a decrease in estimated future credit losses and declining balances. The allowance for credit losses for consumer installment and other loans increased in the three and six months ended June 30, 2026 primarily due to an increase in estimated future credit losses primarily for indirect auto loans. There were no balances or activity for allowance for credit losses allocated to construction loans and no chargeoffs on or recoveries for construction loans for the six months ended June 30, 2026.

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

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At June 30, 2026
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$101,268	$448,215	$6,213	$96,917	$652,613
Substandard	3,196	10,983	197	1,177	15,553
Doubtful	342	-	-	34	376
Loss	-	-	-	291	291
Total	$104,806	$459,198	$6,410	$98,419	$668,833

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2025
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$114,861	$474,140	$6,983	$118,036	$714,020
Substandard	1,053	8,090	203	1,646	10,992
Doubtful	1,095	-	-	57	1,152
Loss	-	-	-	318	318
Total	$117,009	$482,230	$7,186	$120,057	$726,482

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At June 30, 2026
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$103,651	$599	$214	$-	$342	$104,806
Commercial real estate	458,576	-	439	-	183	459,198
Residential real estate	6,410	-	-	-	-	6,410
Consumer installment and other	95,966	1,740	430	283	-	98,419
Total	$664,603	$2,339	$1,083	$283	$525	$668,833

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2025
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$115,595	$295	$24	$-	$1,095	$117,009
Commercial real estate	481,664	187	-	-	379	482,230
Residential real estate	7,186	-	-	-	-	7,186
Consumer installment and other	116,657	2,428	632	340	-	120,057
Total	$721,102	$2,910	$656	$340	$1,474	$726,482

At June 30, 2026, no allowance for credit losses was allocated to loans on nonaccrual status. At December 31, 2025, $388 thousand was allocated as allowance for credit losses to one loan with a carrying balance of $388 thousand on nonaccrual status.

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2026 or December 31, 2025.

There were no loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026 and June 30, 2025.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral dependent are reassessed quarterly. Loans that were considered collateral dependent at June 30, 2026 included the following: six commercial real estate loans totaling $10.3 million secured by real property, three commercial loans totaling $1.2 million secured by real property and $247 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at June 30, 2026. Loans that were considered collateral dependent at December 31, 2025 included the following: five commercial real estate loans totaling $7.0 million secured by real property, one $182 thousand commercial loan secured by real property and $295 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2025.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At June 30, 2026
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2022	2023	2024	2025	2026	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$20,602	$6,265	$5,271	$14,937	$27,205	$4,472	$78,752	$22,516	$101,268
Substandard	385	-	222	254	923	475	2,259	937	3,196
Doubtful	-	-	-	-	342	-	342	-	342
Loss	-	-	-	-	-	-	-	-	-
Total	$20,987	$6,265	$5,493	$15,191	$28,470	$4,947	$81,353	$23,453	$104,806

Current gross chargeoffs on commercial loans:
For the three months ended June 30, 2026
	$108	$-	$-	$-	$-	$-	$108	$-	$108
For the six months ended June 30, 2026
	108	-	-	-	-	-	108	-	108

	At December 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$20,092	$4,407	$8,072	$6,806	$16,560	$35,914	$91,851	$23,010	$114,861
Substandard	201	-	-	-	-	446	647	406	1,053
Doubtful	-	-	-	-	-	707	707	388	1,095
Loss	-	-	-	-	-	-	-	-	-
Total	$20,293	$4,407	$8,072	$6,806	$16,560	$37,067	$93,205	$23,804	$117,009

Current gross chargeoffs on commercial loans:
For the year ended December 31, 2025
	$-	$1,559	$-	$5	$-	$-	$1,564	$33	$1,597

During 2025, $1,559 thousand was charged off on an individually evaluated commercial loan originated in 2021.

	At June 30, 2026
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2022	2023	2024	2025	2026	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$220,828	$45,319	$40,484	$67,328	$55,565	$18,691	$448,215	$-	$448,215
Substandard	10,983	-	-	-	-	-	10,983	-	10,983
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$231,811	$45,319	$40,484	$67,328	$55,565	$18,691	$459,198	$-	$459,198

Current gross chargeoffs on commercial real estate loans:
For the three months ended June 30, 2026
	$-	$-	$-	$-	$-	$-	$-	$-	$-
For the six months ended June 30, 2026
	-	-	-	-	-	-	-	-	-

	At December 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$206,896	$55,247	$46,224	$41,080	$68,136	$56,557	$474,140	$-	$474,140
Substandard	7,922	-	-	-	-	168	8,090	-	8,090
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$214,818	$55,247	$46,224	$41,080	$68,136	$56,725	$482,230	$-	$482,230

Current gross chargeoffs on commercial real estate loans:
For the year ended December 31, 2025
	$191	$-	$-	$-	$-	$-	$191	$-	$191

	At June 30, 2026
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2022	2023	2024	2025	2026	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$6,213	$-	$-	$-	$-	$-	$6,213	$-	$6,213
Substandard	197	-	-	-	-	-	197	-	197
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$6,410	$-	$-	$-	$-	$-	$6,410	$-	$6,410

Current gross chargeoffs on residential real estate loans:
For the three months ended June 30, 2026
	$-	$-	$-	$-	$-	$-	$-	$-	$-
For the six months ended June 30, 2026
	-	-	-	-	-	-	-	-	-

	At December 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$6,983	$-	$-	$-	$-	$-	$6,983	$-	$6,983
Substandard	203	-	-	-	-	-	203	-	203
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$7,186	$-	$-	$-	$-	$-	$7,186	$-	$7,186

Current gross chargeoffs on residential real estate loans:
For the year ended December 31, 2025
	$-	$-	$-	$-	$-	$-	$-	$-	$-

There were no construction loans outstanding at June 30, 2026 and December 31, 2025. There were no gross chargeoffs on construction loans during the six months ended June 30, 2026 and the year ended December 31, 2025.

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At June 30, 2026
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2022	2023	2024	2025	2026	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$14,713	$22,009	$13,815	$13,598	$11,664	$7,292	$83,091	$12,875	$95,966
30-59 days past due	569	522	191	87	162	170	1,701	39	1,740
60-89 days past due	76	58	49	-	83	91	357	73	430
Past due 90 days or more	34	32	-	-	62	155	283	-	283
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$15,392	$22,621	$14,055	$13,685	$11,971	$7,708	$85,432	$12,987	$98,419

Current gross chargeoffs on consumer installment and other loans:
For the three months ended June 30, 2026
	$88	$147	$26	$165	$246	$25	$697	$50	$747
For the six months ended June 30, 2026
	154	367	173	272	369	25	1,360	178	1,538

	At December 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$6,006	$17,795	$29,917	$17,712	$16,822	$14,780	$103,032	$13,625	$116,657
30-59 days past due	193	804	799	270	81	120	2,267	161	2,428
60-89 days past due	14	103	164	41	190	44	556	76	632
Past due 90 days or more	1	37	49	69	71	91	318	22	340
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$6,214	$18,739	$30,929	$18,092	$17,164	$15,035	$106,173	$13,884	$120,057

Current gross chargeoffs on consumer installment and other loans:
For the year ended December 31, 2025
	$250	$679	$1,551	$657	$727	$10	$3,874	$226	$4,100

There were no loans held for sale at June 30, 2026 and December 31, 2025.

The Company held no other real estate owned (OREO) at June 30, 2026 and December 31, 2025. At June 30, 2026 and December 31, 2025, there were no consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person at any one time shall not exceed the following limitations: (a) unsecured credits shall not exceed 15 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures, or (b) secured and unsecured credits in all shall not exceed 25 percent of the sum of the Bank’s shareholders’ equity, allowance for credit losses, capital notes, and debentures. At June 30, 2026, the Bank did not have credit extended to any one entity exceeding these limits. At June 30, 2026, the Bank had 22 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $21,568 thousand and $22,358 thousand at June 30, 2026 and December 31, 2025, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At June 30, 2026, the Bank held corporate bonds of 107 issuing entities that exceeded $5 million for each issuer.

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At June 30,	At December 31,
	2026	2025
	(In thousands)
Equity securities not held for trading at cost:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total equity securities not held for trading at cost	14,227	14,227
Equity securities held for trading at fair value	255	466
Total equity securities	14,482	14,693
Bank owned life insurance cash surrender value	73,752	71,562
Net deferred tax asset	61,360	53,274
Right-of-use asset	22,197	22,206
Limited partnership investments	27,670	29,891
Interest receivable:
Debt securities available for sale	25,484	26,276
Debt securities held to maturity	6,867	6,979
Loans	3,346	3,888
Total interest receivable	35,697	37,143
Prepaid assets	4,987	5,843
Other assets	10,651	7,155
Total other assets	$250,796	$241,767

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

The Company had marketable equity securities held for trading at fair value of $255 thousand at June 30, 2026 and $466 thousand at December 31, 2025. The Company recognized unrealized gains of $36 thousand and unrealized losses of $211 thousand in net income during the three and six months ended June 30, 2026, respectively. There were no purchases or sales of securities held for trading during the three and six months ended June 30, 2026 and June 30, 2025.

The Company owns 211 thousand shares of Visa Inc. (“Visa”) Class B-1 common stock, which have transfer restrictions and no carrying value. Following the resolution of certain litigation involving Visa, shares of Visa’s Class B-1 stock will convert to shares of Visa Class A common stock based on a conversion factor (1.5445 as of June 30, 2026), which is periodically adjusted to reflect Visa’s ongoing litigation costs. Given the transfer restrictions and continuing uncertainty regarding the likelihood, ultimate timing and eventual conversion of Visa Class B-1 common stock for shares of Visa Class A common stock or other marketable classes of Visa common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. Visa Class A common stock trades on the New York Stock Exchange and had a closing price of $343.09 per share on June 30, 2026, the last trading day for the second quarter 2026. The ultimate value of the Company’s Visa Class B-1 shares is subject to the extent of Visa’s future litigation escrow fundings, the resulting conversion rate to Visa Class A common stock, and current and future transfer restrictions on the Visa Class B-1 common stock. At June 30, 2026, the Company did not record an adjustment to the carrying value of the Visa Class B-1 shares.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At June 30, 2026, these investments totaled $27,670 thousand and $9,596 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2025, these investments totaled $29,891 thousand and $10,518 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At June 30, 2026, the $9,596 thousand of outstanding equity capital commitments are expected to be paid as follows: $4,611 thousand in the remainder of 2026, $2,990 thousand in 2027, $1,095 thousand in 2028, $396 thousand in 2029, $62 thousand in 2030, and $442 thousand in 2031 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Six Months Ended
	June 30,
	2026	2025	2026	2025
	(In thousands)
Investment loss included in pre-tax income	$1,110	$915	$2,220	$1,830
Tax credits recognized in provision for income taxes	1,200	975	2,400	1,950

Other liabilities consisted of the following:

	At June 30,	At December 31,
	2026	2025
	(In thousands)
Operating lease liability	$22,197	$22,206
Other liabilities	25,126	27,148
Total other liabilities	$47,323	$49,354

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of June 30, 2026.

As of June 30, 2026, the Company’s lease liability and right-of-use asset were $22,197 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 4.2 years and 3.96%, respectively, at June 30, 2026. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of June 30, 2026.

Total lease costs were $1,691 thousand and $3,428 thousand in the three and six months ended June 30, 2026, respectively, and were recorded within occupancy and equipment expense. Total lease costs were $1,691 thousand and $3,371 thousand in the three and six months ended June 30, 2025, respectively, and were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable lease costs or sublease income during the six months ended June 30, 2026 and June 30, 2025.

[The remainder of this page intentionally left blank]

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At June 30,
2026
(In thousands)
The remainder of 2026	$3,309
2027	6,536
2028	5,668
2029	3,983
2030	2,731
Thereafter	1,976
Total minimum lease payments	24,203
Less: discount	(2,006)
Present value of lease liability	$22,197

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the six months ended June 30, 2026 and the year ended December 31, 2025, as no triggering events occurred during such periods. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. The Company’s identifiable intangible assets were fully amortized in the year ended December 31, 2025.

The carrying values of goodwill were:

	At June 30, 2026	At December 31, 2025
	(In thousands)
Goodwill	$121,673	$121,673

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At June 30,	At December 31,
	2026	2025
	(In thousands)
Noninterest-bearing	$2,141,783	$2,252,490
Interest-bearing:
Transaction	908,521	907,124
Savings	1,660,534	1,613,384
Time deposits less than $100 thousand	38,098	39,845
Time deposits $100 thousand through $250 thousand	17,158	19,708
Time deposits more than $250 thousand	6,683	7,468
Total deposits	$4,772,777	$4,840,019

Demand deposit overdrafts of $490 thousand and $769 thousand were included as loan balances at June 30, 2026 and December 31, 2025, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $10 thousand and $21 thousand for the three and six months ended June 30, 2026, respectively, and $14 thousand and $31 thousand for the three and six months ended June 30, 2025, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At June 30,	At December 31,
	2026	2025
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$15,651	$17,799
Corporate securities	395,904	398,465
Total collateral carrying value	$411,555	$416,264
Total short-term borrowed funds	$131,813	$137,298

At June 30, 2026, the Company had access to borrowing from the Federal Reserve up to $761,326 thousand based on the collateral pledged at June 30, 2026. The Company had a $60,000 thousand line of credit with a correspondent bank at June 30, 2026. There were no borrowings from the Federal Reserve Bank or correspondent banks at June 30, 2026.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At June 30, 2026
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$167,015	$-	$167,015	$-
Agency commercial MBS	1,130,815	-	1,130,815	-
Securities of U.S. Government sponsored entities	296,531	-	296,531	-
Obligations of states and political subdivisions	40,431	-	40,431	-
Corporate securities	1,796,083	-	1,796,083	-
Collateralized loan obligations	208,302	-	208,302	-
Total debt securities available for sale	3,639,177	-	3,639,177	-
Equity securities held for trading	255	255	-	-
Total securities measured at fair value	$3,639,432	$255	$3,639,177	$-

(1) There were no transfers into or out of level 3 during the six months ended June 30, 2026.

	At December 31, 2025
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$184,346	$-	$184,346	$-
Agency commercial MBS	707,560	-	707,560	-
Securities of U.S. Government sponsored entities	302,412	-	302,412	-
Obligations of states and political subdivisions	45,722	-	45,722	-
Corporate securities	1,804,080	-	1,804,080	-
Collateralized loan obligations	424,614	-	424,614	-
Total debt securities available for sale	3,468,734	-	3,468,734	-
Equity securities held for trading	466	466	-	-
Total securities measured at fair value	$3,469,200	$466	$3,468,734	$-

(1) There were no transfers into or out of level 3 during the year ended December 31, 2025.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at June 30, 2026 and December 31, 2025, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Six
					Months Ended
	At June 30, 2026				June 30, 2026
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial	$342	$-	$-	$342	$93
Total assets measured at fair value on a nonrecurring basis	$342	$-	$-	$342	$93

					For the
					Year Ended
	At December 31, 2025				December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial	$707	$-	$-	$707	$-
Total assets measured at fair value on a nonrecurring basis	$707	$-	$-	$707	$-

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

	At June 30, 2026
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$301,934	$301,934	$301,934	$-	$-
Debt securities held to maturity	807,846	790,440	-	790,440	-
Loans	658,043	652,020	-	-	652,020

Financial Liabilities:
Deposits	$4,772,777	$4,771,255	$-	$4,710,838	$60,417
Securities sold under repurchase agreements	131,813	131,813	-	131,813	-

	At December 31, 2025
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$567,801	$567,801	$567,801	$-	$-
Debt securities held to maturity	819,574	812,580	-	812,580	-
Loans	714,909	716,439	-	-	716,439

Financial Liabilities:
Deposits	$4,840,019	$4,836,933	$-	$4,772,998	$63,935
Securities sold under repurchase agreements	137,298	137,298	-	137,298	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are equity based and not unconditionally cancellable by the Company aggregated $21,568 thousand at June 30, 2026 and $22,358 thousand at December 31, 2025. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $150,165 thousand at June 30, 2026 and $162,625 thousand at December 31, 2025. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $632 thousand at June 30, 2026 and $562 thousand at December 31, 2025. The Company had no commitments for commercial and similar letters of credit at June 30, 2026 or at December 31, 2025. The Company had $1,025 thousand in outstanding full recourse guarantees to a third party credit card company at June 30, 2026 and December 31, 2025. The Company had a $201 thousand reserve for certain unfunded loan commitments at June 30, 2026 and December 31, 2025, respectively. The reserve for unfunded commitments is included in other liabilities.

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

	For the Three Months		For the Six Months
	Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$27,385	$29,066	$54,740	$60,103
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	23,306	25,889	23,804	26,263
Basic earnings per common share	$1.17	$1.12	$2.30	$2.29
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	23,306	25,889	23,804	26,263
Add common stock equivalents for options	13	-	6	-
Weighted average number of common shares outstanding - diluted (denominator)	23,319	25,889	23,810	26,263
Diluted earnings per common share	$1.17	$1.12	$2.30	$2.29

For the three and six months ended June 30, 2026, options to purchase 837 thousand and 1,008 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

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

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months		For the Six Months
	Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE) (1)	$52,674	$54,562	$105,364	$110,952
(Reversal of) provision for Credit Losses	-	-	(300)	(550)
Noninterest Income	10,294	10,315	19,901	20,636
Noninterest Expense	26,037	25,529	51,948	50,656
Income Before Income Taxes (FTE) (1)	36,931	39,348	73,617	81,482
Income Tax Provision (FTE) (1)	9,546	10,282	18,877	21,379
Net Income	$27,385	$29,066	$54,740	$60,103

Average Common Shares Outstanding	23,306	25,889	23,804	26,263
Average Diluted Common Shares Outstanding	23,319	25,889	23,810	26,263
Common Shares Outstanding at Period End	23,002	25,587

Per Common Share:
Basic Earnings	$1.17	$1.12	$2.30	$2.29
Diluted Earnings	1.17	1.12	2.30	2.29
Book Value	37.09	36.03

Financial Ratios:
Return on Assets	1.84%	1.93%	1.84%	1.98%
Return on Common Equity	11.30%	11.24%	11.15%	11.58%
Net Interest Margin (FTE) (1)	3.77%	3.85%	3.75%	3.87%
Net Loan (Chargeoffs) to Average Loans	(0.21)%	(0.07)%	(0.14)%	(0.12)%
Efficiency Ratio (2)	41.3%	39.3%	41.5%	38.5%

Average Balances:
Assets	$5,967,886	$6,042,100	$6,001,208	$6,114,310
Loans	682,900	762,216	695,686	775,999
Debt Securities	4,555,235	4,222,076	4,505,132	4,301,267
Deposits	4,795,518	4,841,803	4,809,002	4,899,856
Shareholders' Equity	971,898	1,037,185	990,154	1,046,504

Period End Balances:
Assets	$5,805,061	$5,825,069
Loans	668,833	748,264
Debt Securities	4,447,024	4,060,889
Deposits	4,772,777	4,747,535
Shareholders' Equity	853,148	921,783

Capital Ratios at Period End:
Total Risk Based Capital	23.16%	23.44%
Tangible Equity to Tangible Assets	12.87%	14.03%

Dividends Paid Per Common Share	$0.48	$0.46	$0.94	$0.90
Common Dividend Payout Ratio	41%	41%	41%	39%

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

Financial Overview

Westamerica Bancorporation and subsidiaries (collectively, the “Company”) reported net income of $27.4 million or $1.17 diluted earnings per common share (“EPS”) in the three months ended, June 30, 2026 compared with net income of $29.1 million or $1.12 EPS in the three months ended June 30, 2025. The Company reported net income of $54.7 million or $2.30 EPS for the six months ended June 30, 2026. The Company reported net income of $60.1 million or $2.29 EPS for the six months ended June 30, 2025.

The Federal Open Market Committee of the Federal Reserve Board (“FOMC”) maintained the target federal funds rate range of 3.50 to 3.75 percent in June 2026 after a 0.25 percent cut in December 2025. The FOMC press release in June 2026 stated, “Economic activity is expanding at a solid pace despite elevated uncertainty that owes, in part, to the conflict in the Middle East. Productivity growth and capital investment are strong. Job gains have kept pace with the workforce, and the unemployment rate has changed little. Inflation remains elevated relative to the Committee’s 2 percent goal, in part reflecting supply shocks that have driven price increases in certain sectors, including energy. The Committee will deliver price stability.” The interest rate paid on reserve balances at the Federal Reserve Bank remained at 3.65 percent after a 0.25 percent cut in December 2025. The Bank maintains reserve balances at the Federal Reserve Bank; the amount that earns interest is identified as “interest-bearing cash”.

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

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net interest and loan fee income	$52,476	$54,278	$104,951	$110,373
FTE adjustment	198	284	413	579
Net interest and loan fee income (FTE)	52,674	54,562	105,364	110,952
(Reversal of) provision for credit losses	-	-	(300)	(550)
Noninterest income	10,294	10,315	19,901	20,636
Noninterest expense	26,037	25,529	51,948	50,656
Income before taxes (FTE)	36,931	39,348	73,617	81,482
Income tax provision (FTE)	9,546	10,282	18,877	21,379
Net income	$27,385	$29,066	$54,740	$60,103

Average diluted common shares	23,319	25,889	23,810	26,263
Diluted earnings per common share	$1.17	$1.12	$2.30	$2.29

Average total assets	$5,967,886	$6,042,100	$6,001,208	$6,114,310
Net income to average total assets (annualized)	1.84%	1.93%	1.84%	1.98%
Net income to average common shareholders' equity (annualized)	11.30%	11.24%	11.15%	11.58%

Net income for the three months ended June 30, 2026 decreased $1.7 million compared with the three months ended June 30, 2025 primarily due to lower net interest and loan fee income (FTE) and higher noninterest expense, partially offset by lower tax provision (FTE). Net interest and loan fee income (FTE) decreased $1.9 million in the three months ended June 30, 2026 compared with the three months ended June 30, 2025 primarily due to lower average balances of loans and interest-bearing cash and lower yield on interest-bearing cash, partially offset by higher average balances of investment securities. Based on the results of its current expected credit losses (“CECL”) model and Management’s estimate of credit losses over the remaining life of its loans, the Company provided no provision for credit losses in the three months ended June 30, 2026 and in the three months ended June 30, 2025. Noninterest income for the three months ended June 30, 2026 was relatively equal compared with the three months ended June 30, 2025. Merchant processing services and trust fee income was higher in the three months ended June 30, 2026, partially offset by lower debit card fee income and the three months ended June 30, 2025 included bank owned life insurance gains. Noninterest expense for the three months ended June 30, 2026 increased compared with the three months ended June 30, 2025 primarily due to increases in salaries and related benefits, professional fees and estimated limited partnership operating losses. The tax rate (FTE) was 25.8% for the three months ended June 30, 2026 and 26.1% for the three months ended June 30, 2025.

Net income for the six months ended June 30, 2026 decreased $5.4 million compared with the six months ended June 30, 2025 primarily due to lower net interest and loan fee income (FTE), lower noninterest income and higher noninterest expense, partially offset by lower tax provision (FTE). Net interest and loan fee income (FTE) decreased $5.6 million in the six months ended June 30, 2026 compared with the six months ended June 30, 2025 primarily due to lower average balances of loans, interest-bearing cash, and lower yield on investment securities and interest-bearing cash, partially offset by higher average balances of investment securities. Based on the results of its CECL model and Management’s estimate of credit losses over the remaining life of its loans, the Company recorded a $300 thousand reversal of provision for credit losses in the six months ended June 30, 2026, which was included in the first quarter of 2026. The Company recorded a $550 thousand reversal of provision for credit losses in the six months ended June 30, 2025, which was included in the first quarter of 2025. Noninterest income for the six months ended June 30, 2026 decreased compared with the six months ended June 30, 2025 primarily due to lower debit card fees, recognition of unrealized securities losses and the six months ended June 30, 2025 included bank owned life insurance gains, partially offset by higher merchant processing services and trust fee income. The decrease in noninterest income in the six months ended June 30, 2026 compared with the six months ended June 30, 2025 was partially offset by increases in merchant processing services and trust fees. Noninterest expense for the six months ended June 30, 2026 increased compared with the six months ended June 30, 2025 primarily due to higher salaries and related benefits, occupancy and equipment, outsourced data processing services, professional fees and estimated limited partnership operating losses, partially offset by lower courier service expense. The tax rate (FTE) was 25.6% for the six months ended June 30, 2026 and 26.2% for the six months ended June 30, 2025.

Net Interest and Loan Fee Income (FTE)

The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investment securities and interest expense paid on interest-bearing deposits and other borrowings.

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Interest and loan fee income	$55,797	$57,467	$111,567	$116,958
Interest expense	3,321	3,189	6,616	6,585
FTE adjustment	198	284	413	579
Net interest and loan fee income (FTE)	$52,674	$54,562	$105,364	$110,952

Average earning assets	$5,577,857	$5,652,443	$5,610,780	$5,723,246
Net interest margin (FTE) (annualized)	3.77%	3.85%	3.75%	3.87%

Net interest and loan fee income (FTE) decreased $1.9 million in the three months ended June 30, 2026 compared with the three months ended June 30, 2025 primarily due to lower average balances of loans (down $79 million) and interest-bearing cash (down $329 million) and lower yield on interest-bearing cash (down 0.75%), partially offset by higher average balances of investment securities (up $333 million).

Net interest and loan fee income (FTE) decreased $5.6 million in the six months ended June 30, 2026 compared with the six months ended June 30, 2025 primarily due to lower average balances of loans (down $80 million) and interest-bearing cash (down $236 million) and lower yield on investment securities (down 0.04%) and interest-bearing cash (down 0.75%), partially offset by higher average balances of investment securities (up $204 million).

The annualized yield on earning assets (FTE) was 4.01% in the three months ended June 30, 2026 and 3.99% in the six months ended June 30, 2026 compared with 4.07% in the three months ended June 30, 2025 and 4.11% in the six months ended June 30, 2025. The annualized net interest margin (FTE) was 3.77% in the three months ended June 30, 2026 and 3.75% in the six months ended June 30, 2026 compared with 3.85% in the three months ended June 30, 2025 and 3.87% in the six months ended June 30, 2025.

The Company’s annualized funding costs were 0.24% in the three and six months ended June 30, 2026 compared with 0.22% and 0.24% in the three and six months ended June 30, 2025, respectively. Noninterest bearing deposits represented 46% of average deposits in the six months ended June 30, 2026 and June 30, 2025. Average balances of checking and saving deposits accounted for 99% of average total deposits in the six months ended June 30, 2026 and 98% in the six months ended June 30, 2025.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2026	2025	2026	2025

Yield on earning assets (FTE)	4.01%	4.07%	3.99%	4.11%
Rate paid on interest-bearing liabilities	0.48%	0.48%	0.48%	0.49%
Net interest spread (FTE)	3.53%	3.59%	3.51%	3.62%
Impact of noninterest-bearing demand deposits	0.24%	0.26%	0.24%	0.25%
Net interest margin (FTE)	3.77%	3.85%	3.75%	3.87%

The Company’s yield on earning assets during the three and six months ended June 30, 2026 decreased compared with the three and six months ended June 30, 2025. The Company’s yield on earning assets has been primarily affected by collateralized loan obligations (CLOs), held in the debt securities available for sale portfolio, and interest-bearing cash. The volume of higher-yielding CLOs declined due to calls and principal paydowns. Newly purchased investment securities have lower yields compared with CLOs. The CLOs have interest coupons that change once every three months by the amount of change in the three-month SOFR base rate. The average balance and yield of CLOs for the three and six months ended June 30, 2026 was $247 million yielding 5.61% and $298 million yielding 5.63%, respectively. The average balance and yield of CLOs for the three and six months ended June 30, 2025 was $793 million yielding 6.19% and $854 million yielding 6.25%, respectively. The average balance and yield of agency mortgage backed securities for the three and six months ended June 30, 2026 was $1,280 million yielding 4.74% and $1,171 million yielding 4.70%, respectively. The average balance and yield of agency mortgage backed securities for the three and six months ended June 30, 2025 was $325 million yielding 3.25% and $318 million yielding 3.15%, respectively. The interest-bearing cash yield changes by the amount of change in the overnight federal funds rate on the effective date declared by the FOMC. The average balance of interest-bearing cash for the three and six months ended June 30, 2026 was $325 million yielding 3.65% and $395 million yielding 3.65%, respectively. The average balance and yield of interest-bearing cash for the three and six months ended June 30, 2025 was $654 million yielding 4.40% and $632 million yielding 4.40%, respectively. The Company has other earning assets with variable yields such as commercial loans and lines of credit, consumer lines of credit and adjustable rate residential real estate loans, which are included in “other taxable loans” in the following “Summary of Average Balances, Yields/Rates and Interest Differential.”

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended June 30, 2026
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,505,894	$42,587	3.78%
Tax-exempt (1)	63,787	688	4.31%
Total investments (1)	4,569,681	43,275	3.78%
Loans:
Taxable	657,908	9,453	5.76%
Tax-exempt (1)	24,992	266	4.26%
Total loans (1)	682,900	9,719	5.71%
Total interest-bearing cash	325,276	3,001	3.65%
Total interest-earning assets (1)	5,577,857	55,995	4.01%
Other assets	390,029
Total assets	$5,967,886

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,168,936	$-	-%
Savings and interest-bearing transaction	2,561,749	3,069	0.48%
Time less than $100,000	42,498	31	0.29%
Time $100,000 or more	22,335	10	0.18%
Total interest-bearing deposits	2,626,582	3,110	0.48%
Securities sold under repurchase agreements	139,475	211	0.60%
Total interest-bearing liabilities	2,766,057	3,321	0.48%
Other liabilities	60,995
Shareholders' equity	971,898
Total liabilities and shareholders' equity	$5,967,886
Net interest spread (1) (2)			3.53%
Net interest and fee income and interest margin (1) (3)		$52,674	3.77%

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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Six Months Ended June 30, 2026
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,449,911	$83,616	3.76%
Tax-exempt (1)	69,744	1,452	4.16%
Total investments (1)	4,519,655	85,068	3.76%
Loans:
Taxable	669,857	19,113	5.75%
Tax-exempt (1)	25,829	542	4.24%
Total loans (1)	695,686	19,655	5.70%
Total interest-bearing cash	395,439	7,257	3.65%
Total interest-earning assets (1)	5,610,780	111,980	3.99%
Other assets	390,428
Total assets	$6,001,208

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,187,629	$-	-%
Savings and interest-bearing transaction	2,555,272	6,116	0.48%
Time less than $100,000	43,068	62	0.29%
Time $100,000 or more	23,033	21	0.18%
Total interest-bearing deposits	2,621,373	6,199	0.48%
Securities sold under repurchase agreements	138,838	417	0.60%
Total interest-bearing liabilities	2,760,211	6,616	0.48%
Other liabilities	63,214
Shareholders' equity	990,154
Total liabilities and shareholders' equity	$6,001,208
Net interest spread (1) (2)			3.51%
Net interest and fee income and interest margin (1) (3)		$105,364	3.75%

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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended June 30, 2026
	Compared with
	For the Three Months Ended June 30, 2025
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$3,550	$190	$3,740
Tax-exempt (1)	(424)	72	(352)
Total investments (1)	3,126	262	3,388
Loans:
Taxable	(1,017)	207	(810)
Tax-exempt (1)	(72)	10	(62)
Total loans (1)	(1,089)	217	(872)
Total interest-bearing cash	(3,655)	(617)	(4,272)
Total decrease in interest and loan fee income (1)	(1,618)	(138)	(1,756)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	49	26	75
Time less than $100,000	(5)	(1)	(6)
Time $100,000 or more	(3)	(1)	(4)
Total interest-bearing deposits	41	24	65
Securities sold under repurchase agreements	67	-	67
Total increase in interest expense	108	24	132
Decrease in net interest and loan fee income (1)	$(1,726)	$(162)	$(1,888)

(1) Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Six Months Ended June 30, 2026
	Compared with
	For the Six Months Ended June 30, 2025
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$4,649	$(1,160)	$3,489
Tax-exempt (1)	(763)	116	(647)
Total investments (1)	3,886	(1,044)	2,842
Loans:
Taxable	(2,019)	488	(1,531)
Tax-exempt (1)	(163)	14	(149)
Total loans (1)	(2,182)	502	(1,680)
Total interest-bearing cash	(5,228)	(1,491)	(6,719)
Total decrease in interest and loan fee income (1)	(3,524)	(2,033)	(5,557)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	7	(59)	(52)
Time less than $100,000	(11)	(2)	(13)
Time $100,000 or more	(5)	(5)	(10)
Total interest-bearing deposits	(9)	(66)	(75)
Securities sold under repurchase agreements	124	(18)	106
Total increase (decrease) in interest expense	115	(84)	31
Decrease in net interest and loan fee income (1)	$(3,639)	$(1,949)	$(5,588)

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

Based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity, the Company provided no provision for credit losses in the three and six months ended June 30, 2026 and June 30, 2025. The six months ended June 30, 2026 and June 30, 2025 included a $300 thousand reversal of provision for credit losses recorded in the three months ended June 30, 2026 and a $550 thousand reversal recorded in the three months ended June 30, 2025, respectively. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Service charges on deposit accounts	$3,380	$3,368	$6,712	$6,749
Merchant processing services	2,840	2,687	5,579	5,420
Debit card fees	1,462	1,664	2,786	3,245
Trust fees	965	867	1,892	1,766
ATM processing fees	484	482	934	945
Other service fees	445	450	853	879
Bank owned life insurance gains	-	106	-	208
Unrealized gains (losses) on equity securities	36	-	(211)	-
Other noninterest income	682	691	1,356	1,424
Total	$10,294	$10,315	$19,901	$20,636

Noninterest income for the three months ended June 30, 2026 was relatively equal compared with the three months ended June 30, 2025. Merchant processing services and trust fee income was higher in the three months ended June 30, 2026, partially offset by lower debit card fee income and the three months ended June 30, 2025 included bank owned life insurance gains.

Noninterest income for the six months ended June 30, 2026 decreased compared with the six months ended June 30, 2025 primarily due to lower debit card fee income, recognition of unrealized securities losses and the six months ended June 30, 2025 included bank owned life insurance gains, partially offset by higher merchant processing services and trust fee income.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2026	2025	2026	2025
	(In thousands)
Salaries and related benefits	$12,541	$12,303	$24,866	$24,429
Occupancy and equipment	5,209	5,154	10,636	10,192
Outsourced data processing services	2,781	2,709	5,569	5,406
Limited partnership operating losses	1,110	915	2,220	1,830
Courier service	660	687	1,122	1,375
Professional fees	765	386	1,499	781
Other noninterest expense	2,971	3,375	6,036	6,643
Total	$26,037	$25,529	$51,948	$50,656

Noninterest expense for the three months ended June 30, 2026 increased compared with the three months ended June 30, 2025 primarily due to increases in salaries and related benefits, professional fees and estimated limited partnership operating losses.

Noninterest expense for the six months ended June 30, 2026 increased compared with the six months ended June 30, 2025 primarily due to higher salaries and related benefits, occupancy and equipment, outsourced data processing services, professional fees and estimated limited partnership operating losses, partially offset by lower courier service expense.

Provision for Income Tax

The Company’s income tax provision (FTE) was $9.5 million for the three months ended June 30, 2026 and $18.9 million for the six months ended June 30, 2026 compared with $10.3 million for the three months ended June 30, 2025 and $21.4 million for the six months ended June 30, 2025. The effective tax rates (FTE) were 25.8% and 25.6%, for the three and six months ended June 30, 2026, respectively, compared with 26.1% and 26.2%, for the three and six months ended June 30, 2025, respectively.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, corporations and banks. The Company had marketable equity securities held for trading at fair value of $255 thousand at June 30, 2026 and $466 thousand at December 31, 2025. The Company had no marketable equity securities not held for trading at June 30, 2026 and December 31, 2025.

Management manages the investment debt securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment debt securities portfolio was $4.4 billion at June 30, 2026 and $4.3 billion at December 31, 2025. The following table lists debt securities in the Company’s portfolio by type as of the dates indicated. Debt securities held to maturity are listed at amortized cost before related reserve for expected credit losses of $1 thousand at June 30, 2026 and December 31, 2025. Debt securities available for sale are listed at fair value.

	At June 30, 2026		At December 31, 2025
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$296,531	7%	$302,412	7%
Agency residential mortgage-backed securities ("MBS")	205,888	5%	228,080	5%
Agency commercial MBS	1,150,144	26%	707,560	16%
Obligations of states and political subdivisions	56,270	1%	79,319	2%
Corporate securities	2,529,889	56%	2,546,324	60%
Collateralized loan obligations	208,302	5%	424,614	10%
Total	$4,447,024	100%	$4,288,309	100%

Debt securities available for sale	$3,639,177		$3,468,734
Debt securities held to maturity	807,847		819,575
Total	$4,447,024		$4,288,309

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

At June 30, 2026, substantially all of the Company’s investment securities were investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At June 30, 2026		At December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$1,917,695	$1,796,083	$1,913,553	$1,804,080
Debt securities held to maturity	733,806	718,850	742,244	737,480
Total corporate securities	$2,651,501	$2,514,933	$2,655,797	$2,541,560

The following table summarizes total corporate securities by credit rating:

	At June 30, 2026		At December 31, 2025
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
AA-	$86,472	3%	$77,304	3%
A+	268,081	11%	272,496	11%
A	542,556	22%	423,726	17%
A-	715,305	28%	801,466	31%
BBB+	598,547	24%	624,557	25%
BBB	265,638	11%	342,011	13%
BBB-	38,334	1%	-	-%
Total corporate securities	$2,514,933	100%	$2,541,560	100%

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At June 30, 2026		At December 31, 2025
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,491,230	59%	$1,448,196	57%
Utilities	286,485	12%	288,995	11%
Industrial	210,256	8%	214,154	8%
Consumer, Non-cyclical	163,676	7%	174,853	7%
Communications	128,966	5%	130,355	5%
Basic Materials	71,813	3%	102,612	4%
Energy	71,250	3%	71,815	3%
Technology	57,699	2%	63,158	3%
Consumer, Cyclical	33,558	1%	47,422	2%
Total corporate securities	$2,514,933	100%	$2,541,560	100%

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the corporate securities are denominated in United States dollars:

	At June 30, 2026		At December 31, 2025
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,790,843	71%	$1,815,106	71%
Canada	211,144	8%	203,940	8%
Japan	157,165	6%	159,249	6%
United Kingdom	101,314	4%	112,636	4%
France	80,235	3%	80,668	3%
Switzerland	71,806	3%	76,127	3%
Netherlands	37,151	2%	37,660	2%
Australia	25,054	1%	25,305	1%
Germany	23,337	1%	13,658	1%
Belgium	16,884	1%	17,211	1%
Total corporate securities	$2,514,933	100%	$2,541,560	100%

The following table summarizes the above corporate securities with issuer’s headquarters located outside of the United States of America by the industry sector in which the issuing companies operate; all the corporate securities are denominated in United States dollars:

	At June 30, 2026		At December 31, 2025
	Fair value	As a percent of total foreign corporate securities	Fair value	As a percent of total foreign corporate securities
	($ in thousands)
Financial	$625,364	86%	$626,661	86%
Energy	33,322	5%	33,540	5%
Basic Materials	25,054	4%	25,305	4%
Consumer, Non-cyclical	16,884	2%	17,211	2%
Consumer, Cyclical	13,489	2%	13,658	2%
Utilities	9,977	1%	10,079	1%
Total foreign corporate securities	$724,090	100%	$726,454	100%

The Company’s $208 million (fair value) in collateralized loan obligations at June 30, 2026, consist of investments in 24 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At June 30, 2026
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$99,278	$99,302
AA	109,000	109,000
Total	$208,278	$208,302

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

Nonperforming Loans

	At June 30,	At December 31,
	2026	2025
	(In thousands)

Nonperforming nonaccrual loans	$183	$768
Performing nonaccrual loans	342	706
Total nonaccrual loans	525	1,474
Accruing loans 90 or more days past due	283	340
Total nonperforming loans	$808	$1,814

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At June 30,	At December 31,
	2026	2025
	(In thousands)

Allowance for credit losses on loans	$10,790	$11,573
Allowance for credit losses on held to maturity debt securities	1	1
Total allowance for credit losses	$10,791	$11,574

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. The Company has evaluated each issuer’s historical financial performance and ability to service debt payments throughout and following the 2008-2009 recession. The Company has an expectation that nonpayment of the amortized cost basis continues to be zero. At June 30, 2026, no credit loss allowance was assigned to corporate securities held to maturity based on evaluation of each individual issuer’s historical financial performance throughout full business cycles. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $1 thousand related to municipal securities at June 30, 2026 and December 31, 2025, reflecting the expected credit losses on debt securities held to maturity.

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

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	For the Three Months		For the Six Months
	Ended June 30,
	2026	2025	2026	2025
	($ in thousands)
Analysis of the allowance for credit losses
Balance, beginning of period	$11,151	$13,914	$11,573	$14,780
Reversal of provision for credit losses	-	-	(300)	(550)
Loans charged off
Commercial	(108)	(28)	(108)	(38)
Commercial real estate	-	-	-	(191)
Consumer installment and other	(747)	(924)	(1,538)	(2,449)
Total chargeoffs	(855)	(952)	(1,646)	(2,678)
Recoveries of loans previously charged off
Commercial	12	9	92	274
Commercial real estate	19	14	38	27
Consumer installment and other	463	802	1,033	1,934
Total recoveries	494	825	1,163	2,235
Net loan chargeoffs	(361)	(127)	(483)	(443)
Balance, end of period	$10,790	$13,787	$10,790	$13,787

Net loan (chargeoffs) as a percentage of average total loans (annualized)	(0.21)%	(0.07)%	(0.14)%	(0.12)%

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

	Allowance for Credit Losses
	For the Three Months Ended June 30, 2026
				Consumer
		Commercial	Residential	Installment
	Commercial	Real Estate	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$3,447	$5,821	$24	$1,859	$11,151
(Reversal) provision	(159)	(166)	1	324	-
Chargeoffs	(108)	-	-	(747)	(855)
Recoveries	12	19	-	463	494
Total allowance for credit losses	$3,192	$5,674	$25	$1,899	$10,790

	Allowance for Credit Losses
	For the Six Months Ended June 30, 2026
				Consumer
		Commercial	Residential	Installment
	Commercial	Real Estate	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,048	$6,109	$22	$1,394	$11,573
(Reversal) provision	(840)	(473)	3	1,010	(300)
Chargeoffs	(108)	-	-	(1,538)	(1,646)
Recoveries	92	38	-	1,033	1,163
Total allowance for credit losses	$3,192	$5,674	$25	$1,899	$10,790

Management considers the $10.8 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of June 30, 2026.

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

The Company monitors the climate risks of its loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. At June 30, 2026, the Company had $13 million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields and volatile commodity prices without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles are not considered to be material risks to the Company’s automobile lending practices. The Company considers climate risk in its underwriting of corporate bonds, and avoids purchasing bonds of issuers, which, in Management’s judgement, have elevated climate risk.

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

The Company’s asset and liability position was generally “asset sensitive” at June 30, 2026, based on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes. However, in the dynamic simulation, an assumed decline in interest rates is expected to result in improved deposit balances funding higher earning asset levels. Further, in the dynamic simulation, no change in interest rates is expected to result in a decline in net interest income as asset yields remain stable and deposit costs rise as the Bank negotiates deposit rates with customers in the current environment.

At June 30, 2026, Management’s most recent measurements of estimated changes in net interest income were:

	Dynamic Simulation (1)	Static Simulation (2)
Change in Interest Rates	First Year Change in Net Interest Income
+ 2.0%	+ 1.5%	+ 6.5%
+ 1.0%	+ 0.9%	+ 3.3%
0.0%	- 0.6%	0.0%
- 1.0%	- 1.8%	- 3.8%
- 2.0%	- 4.2%	- 7.3%

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets for the six months ended June 30, 2026 and the year ended December 31, 2025. The Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit risk and capital management practices and by maintaining an appropriate level of liquidity.

Total deposits were $4,773 million at June 30, 2026 and $4,840 million at December 31, 2025. Total time deposits were $62 million at June 30, 2026 and $67 million at December 31, 2025. The Company has no foreign time deposits. FDIC deposit insurance is $250,000 per depositor, for each account ownership category. At June 30, 2026, estimated federally uninsured total deposits and time deposits were $2,368 million and $3 million, respectively.

The following table shows the time remaining to maturity of the Company’s estimated amounts of uninsured time deposits with a balance greater than $250,000 per depositor per category:

At June 30, 2026
(In thousands)
Three months or less	$1,491
Over three through six months	1,856
Over six through twelve months	1
Over twelve months	85
Total	$3,433

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, and principal and interest payments from debt securities and loans. At June 30, 2026, the Company had $301,934 thousand in cash balances. During the twelve months ending June 30, 2027, the Company expects to receive $386,000 thousand in principal payments from its debt securities. If additional operational liquidity is required, the Company can pledge debt securities as collateral for borrowing purposes. At June 30, 2026, the Company had access to borrowing from the Federal Reserve Bank up to $761,326 thousand based on collateral pledged at June 30, 2026. Additionally, the Company had access to a $60,000 thousand line of credit with a correspondent bank at June 30, 2026.

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

Westamerica Bancorporation ("Parent Company") is a separate entity apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. The Parent Company had no debt at June 30, 2026. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees.

The Bank’s dividends paid to the Parent Company and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $23 million for the six months ended June 30, 2026 and $47 million for the year ended December 31, 2025 and retire common stock in the amounts of $93 million in the six months ended June 30, 2026 and $104 million in the year ended December 31, 2025. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not impact the Parent Company's ability to meet its ongoing cash obligations. The Parent Company’s cash balance was $210 million at June 30, 2026 and $268 million at December 31, 2025.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was 11.1% for the six months ended June 30, 2026 and 11.2% for the year ended December 31, 2025. The Company also raises capital as employees exercise stock options. The Company raised $6 million through the exercise of stock options in the six months ended June 30, 2026 and $376 thousand in the year ended December 31, 2025.

The Company paid cash dividends on its common stock totaling $23 million in the six months ended June 30, 2026 and $47 million in the year ended December 31, 2025, which represent dividends per common share of $0.94 and $1.82, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company retired approximately 2 million shares valued at $93 million in the six months ended June 30, 2026 and 2 million shares valued at $104 million in the year ended December 31, 2025.

The Company's primary capital resource is shareholders' equity, which was $853 million at June 30, 2026 compared with $934 million at December 31, 2025. The Company's ratio of equity to total assets was 14.70% at June 30, 2026 and 15.66% at December 31, 2025.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At June 30, 2026		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	22.86%	16.23%	7.00%	6.50%
Tier I Capital	22.86%	16.23%	8.50%	8.00%
Total Capital	23.16%	16.69%	10.50%	10.00%
Leverage Ratio	14.53%	10.27%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2025		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	22.75%	15.14%	7.00%	6.50%
Tier I Capital	22.75%	15.14%	8.50%	8.00%
Total Capital	23.05%	15.59%	10.50%	10.00%
Leverage Ratio	15.22%	10.09%	4.00%	5.00%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of June 30, 2026.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the three months ended June 30, 2026.

	2026
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
April 1 through April 30	177	$54.01	177	2,724
May 1 through May 31	391	54.77	391	2,333
June 1 through June 30	185	57.00	185	2,148
Total	753	$55.14	753	2,148

The Company may repurchase shares of its common stock in the open market from time to time to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

The Company repurchased 753 thousand shares of its common stock during the three months ended June 30, 2026 pursuant to a program approved by the Board of Directors on December 18, 2025 authorizing the purchase of up to 2,000 thousand shares of its common stock from time to time prior to December 31, 2026.

On April 24, 2026, the Company announced that its Board of Directors had authorized the repurchase of 2,000 thousand additional shares of its common stock and extended the authorization to end on December 31, 2026.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S‑K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 3(a)

Restated Articles of Incorporation (composite copy), incorporated by reference to Exhibit 3(a) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

Exhibit 3(b)	By-laws, as amended (composite copy), incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on April 28, 2023.

Exhibit 3(c)

Certificate of Determination of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Westamerica Bancorporation dated February 10, 2009, incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, filed with the Securities and Exchange Commission on February 13, 2009.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (contained in Exhibit 101)

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

Date: August 5, 2026