Form 10-Q
period 2026-09-30
WESTAMERICA BANCORPORATION
filed 2026-11-06
CIK 311094

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________.

Commission file number: 001-09383

WESTAMERICA BANCORPORATION

(Exact Name of Registrant as Specified in Its Charter)

California	94-2156203
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                                                 No ☑

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class Common Stock,	Shares outstanding as of October 30, 2026
No Par Value	23,097,337

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

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements

WESTAMERICA BANCORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	At September 30,	At December 31,
	2026	2025
	(In thousands)
Assets:
Cash and due from banks	$322,510	$567,801
Debt securities available for sale	3,595,820	3,468,734
Debt securities held to maturity, net of allowance for credit losses of $1 at September 30, 2026 and December 31, 2025 (Fair value of $760,219 at September 30, 2026 and $812,580 at December 31, 2025)	798,717	819,574
Loans	658,198	726,482
Allowance for credit losses on loans	(10,513)	(11,573)
Loans, net of allowance for credit losses on loans	647,685	714,909
Premises and equipment, net	25,590	25,722
Goodwill	121,673	121,673
Other assets	281,779	241,767
Total Assets	$5,793,774	$5,960,180

Liabilities:
Noninterest-bearing deposits	$2,166,615	$2,252,490
Interest-bearing deposits	2,649,750	2,587,529
Total deposits	4,816,365	4,840,019
Securities sold under repurchase agreements	139,062	137,298
Other liabilities	48,675	49,354
Total Liabilities	5,004,102	5,026,671

Contingencies (Note 10)

Shareholders' Equity:
Common stock and additional paid-in-capital Common stock (no par value), authorized: 150,000 shares issued and outstanding: 23,084 at September 30, 2026 and 24,623 at December 31, 2025	421,670	439,980
Deferred compensation	35	35
Accumulated other comprehensive loss	(202,792)	(91,139)
Retained earnings	570,759	584,633
Total Shareholders' Equity	789,672	933,509
Total Liabilities and Shareholders' Equity	$5,793,774	$5,960,180

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Interest and Loan Fee Income:
Loans	$9,512	$10,257	$29,054	$31,449
Equity securities	433	409	1,312	1,239
Debt securities available for sale	36,130	30,358	103,381	94,376
Debt securities held to maturity	8,287	8,370	24,925	25,312
Interest-bearing cash	2,607	7,840	9,864	21,816
Total Interest and Loan Fee Income	56,969	57,234	168,536	174,192
Interest Expense:
Deposits	3,387	3,453	9,586	9,727
Securities sold under repurchase agreements	232	192	649	503
Total Interest Expense	3,619	3,645	10,235	10,230
Net Interest and Loan Fee Income	53,350	53,589	158,301	163,962
(Reversal of) Provision for Credit Losses	-	-	(300)	(550)
Net Interest and Loan Fee Income After (Reversal of) Provision for Credit Losses	53,350	53,589	158,601	164,512
Noninterest Income:
Service charges on deposit accounts	3,436	3,317	10,148	10,066
Merchant processing services	3,273	2,860	8,852	8,280
Debit card fees	1,398	1,603	4,184	4,848
Trust fees	1,031	895	2,923	2,661
ATM processing fees	493	483	1,427	1,428
Other service fees	441	448	1,294	1,327
Bank owned life insurance gains	-	-	-	208
Other noninterest income	631	545	1,776	1,969
Total Noninterest Income	10,703	10,151	30,604	30,787
Noninterest Expense:
Salaries and related benefits	12,394	12,387	37,260	36,816
Occupancy and equipment	5,436	5,253	16,072	15,445
Outsourced data processing services	2,805	2,722	8,374	8,128
Limited partnership operating losses	1,110	915	3,330	2,745
Courier service	828	738	2,327	2,113
Professional fees	710	643	1,832	1,424
Other noninterest expense	2,935	3,142	8,971	9,785
Total Noninterest Expense	26,218	25,800	78,166	76,456
Income Before Income Taxes	37,835	37,940	111,039	118,843
Provision for income taxes	9,683	9,677	28,147	30,477
Net Income	$28,152	$28,263	$82,892	$88,366

Average Common Shares Outstanding	23,084	25,341	23,561	25,953
Average Diluted Common Shares Outstanding	23,123	25,341	23,579	25,953
Per Common Share Data:
Basic earnings	$1.22	$1.12	$3.52	$3.40
Diluted earnings	1.22	1.12	3.52	3.40
Dividends paid	0.48	0.46	1.42	1.36

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,
	2026	2025	2026	2025
	(In thousands)
Net Income	$28,152	$28,263	$82,892	$88,366
Other Comprehensive (Loss) Income:
Changes in net unrealized losses on debt securities available for sale	(120,961)	23,899	(158,517)	96,812
Deferred tax benefit (expense)	35,761	(7,065)	46,864	(28,621)
Changes in net unrealized losses on debt securities available for sale, net of tax	(85,200)	16,834	(111,653)	68,191
Total Comprehensive (loss) Income	$(57,048)	$45,097	$(28,761)	$156,557

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

		Common		Accumulated
	Common	Stock and		Other
	Shares	Additional	Deferred	Comprehensive	Retained
	Outstanding	Paid-in Capital	Compensation	(Loss) Income	Earnings	Total
	(In thousands except dividend per share)

Balance, June 30, 2026	23,002	$415,003	$35	$(117,592)	$555,702	$853,148
Net income for the period					28,152	28,152
Other comprehensive loss				(85,200)		(85,200)
Exercise of stock options	132	7,375				7,375
Stock based compensation	-	225				225
Stock awarded to employees	1	16				16
Excise tax on net common stock repurchases		(30)				(30)
Retirement of common stock	(51)	(919)			(2,001)	(2,920)
Dividends ($0.48 per share)					(11,094)	(11,094)
Balance, September 30, 2026	23,084	$421,670	$35	$(202,792)	$570,759	$789,672

Balance, December 31, 2025	24,623	$439,980	$35	$(91,139)	$584,633	$933,509
Net income for the period					82,892	82,892
Other comprehensive loss				(111,653)		(111,653)
Exercise of stock options	255	13,716				13,716
Restricted stock activity	9	476				476
Stock based compensation	-	675				675
Stock awarded to employees	2	71				71
Excise tax on net common stock repurchases		(944)				(944)
Retirement of common stock	(1,805)	(32,304)			(63,135)	(95,439)
Dividends ($1.42 per share)					(33,631)	(33,631)
Balance, September 30, 2026	23,084	$421,670	$35	$(202,792)	$570,759	$789,672

Balance, June 30, 2025	25,587	$456,929	$35	$(116,747)	$581,566	$921,783
Net income for the period					28,263	28,263
Other comprehensive income				16,834		16,834
Exercise of stock options	8	376				376
Stock based compensation	-	200				200
Stock awarded to employees	-	9				9
Excise tax on net common stock repurchases		(239)				(239)
Retirement of common stock	(488)	(8,710)			(15,169)	(23,879)
Dividends ($0.46 per share)					(11,701)	(11,701)
Balance, September 30, 2025	25,107	$448,565	$35	$(99,913)	$582,959	$931,646

Balance, December 31, 2024	26,708	$476,471	$35	$(168,104)	$581,555	$889,957
Net income for the period					88,366	88,366
Other comprehensive income				68,191		68,191
Exercise of stock options	8	376				376
Restricted stock activity	12	623				623
Stock based compensation	-	800				800
Stock awarded to employees	1	59				59
Excise tax on net common stock repurchases		(802)				(802)
Retirement of common stock	(1,622)	(28,962)			(51,489)	(80,451)
Dividends ($1.36 per share)					(35,473)	(35,473)
Balance, September 30, 2025	25,107	$448,565	$35	$(99,913)	$582,959	$931,646

See accompanying notes to unaudited consolidated financial statements.

WESTAMERICA BANCORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2026	2025
	(In thousands)
Operating Activities:
Net income	$82,892	$88,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,865	6,098
Reversal of provision for credit losses	(300)	(550)
Net amortization of deferred loan cost	215	240
Stock option compensation expense	675	800
Bank owned life insurance gains	-	(208)
Income taxes payable	1,209	3,744
Net changes in:
Interest income receivable	1,420	5,222
Equity securities held for trading	219	90
Other assets	(3,396)	(644)
Net deferred tax asset	3,387	4,212
Interest expense payable	130	138
Other liabilities	616	(12,179)
Net Cash Provided by Operating Activities	88,932	95,329
Investing Activities:
Net repayments of loans	67,309	75,611
Purchases of debt securities available for sale	(816,604)	(393,826)
Proceeds from maturity/calls of debt securities available for sale	529,404	579,372
Purchases of debt securities held to maturity	(19,328)	-
Proceeds from maturity/calls of debt securities held to maturity	45,246	22,894
Proceeds from bank owned life insurance policies	-	904
Purchases of premises and equipment	(1,980)	(1,620)
Net Cash (Used in) Provided by Investing Activities	(195,953)	283,335
Financing Activities:
Net change in deposits	(23,654)	(218,671)
Net change in short-term borrowings	1,764	13,329
Exercise of stock options	13,716	376
Retirement of common stock	(95,439)	(80,451)
Excise tax on net common stock repurchases	(1,026)	-
Common stock dividends paid	(33,631)	(35,473)
Net Cash Used in Financing Activities	(138,270)	(320,890)
Net Change In Cash and Due from Banks	(245,291)	57,774
Cash and Due from Banks at Beginning of Period	567,801	601,494
Cash and Due from Banks at End of Period	$322,510	$659,268

Supplemental Cash Flow Disclosures:
Supplemental disclosure of non cash activities:
Right-of-use assets acquired in exchange for operating lease liabilities	$3,660	$8,895
Securities purchases pending settlement	-	4,298
Supplemental disclosure of cash flow activities:
Cash paid for amounts included in operating lease liabilities	4,991	4,899
Interest paid for the period	10,105	10,092
Income tax payments for the period	24,730	22,520

See accompanying notes to unaudited consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission and follow general practices within the banking industry. The results of operations reflect interim adjustments, all of which are of a normal recurring nature and which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes as well as other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

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

The preparation of the financial statements requires Management to estimate the amount of expected losses over the expected contractual life of the Company’s existing loan portfolio and establish an allowance for credit losses. Loan agreements generally include a maturity date, and the Company considers the contractual life of a loan agreement to extend from the date of origination to the contractual maturity date. In estimating credit losses, Management must exercise significant judgment in evaluating information deemed relevant. The amount of ultimate losses on the loan portfolio can vary from the estimated amounts. Management follows a systematic methodology to estimate loss potential in an effort to reduce the differences between estimated and actual losses.

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

Recently Issued Accounting Standards

FASB ASU 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, was issued November 4, 2024. The amendments are intended to improve income statement expense disclosure requirement, primarily through enhanced disclosures about certain costs and expenses included in income statement expense captions. The amendments are effective for annual reporting periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of the amendments on the Company’s financial statement disclosures upon adoption.

FASB ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans, was issued November 12, 2025. The ASU clarifies the application of the current expected credit loss model (“CECL”) to purchased loans, including purchased credit-deteriorated loans, and enhances related disclosure requirements. The amendments are to be applied prospectively and will be effective for annual reporting periods beginning after December 15, 2026 and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of the amendments on the Company’s consolidated financial statements upon adoption.

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

Debt securities available for sale are carried at fair value with net unrealized gains (losses) reported on an after-tax basis as a component of accumulated other comprehensive income. Debt securities held to maturity are carried at amortized cost. The following tables provide an analysis of the amortized cost and fair value by major categories of debt securities available for sale and debt securities held to maturity before allowance for credit losses of $1 thousand at September 30, 2026 and December 31, 2025. In accordance with GAAP, unrealized gains and losses on held to maturity securities have not been recognized in the Company’s financial statements.

	At September 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential mortgage-backed securities ("MBS")	$142,279	$1	$(13,587)	$128,693
Agency commercial MBS	1,376,181	759	(91,201)	1,285,739
Securities of U.S. Government sponsored entities	308,869	-	(21,232)	287,637
Obligations of states and political subdivisions	30,553	4	(1,580)	28,977
Corporate securities	1,873,245	-	(160,860)	1,712,385
Collateralized loan obligations	152,602	166	(379)	152,389
Total debt securities available for sale	3,883,729	930	(288,839)	3,595,820
Debt securities held to maturity:
Agency residential MBS	36,289	16	(2,954)	33,351
Agency commercial MBS	19,320	-	(1,142)	18,178
Obligations of states and political subdivisions	12,676	-	(58)	12,618
Corporate securities	730,433	407	(34,768)	696,072
Total debt securities held to maturity	798,718	423	(38,922)	760,219
Total	$4,682,447	$1,353	$(327,761)	$4,356,039

	At December 31, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$194,394	$8	$(10,056)	$184,346
Agency commercial MBS	709,371	1,600	(3,411)	707,560
Securities of U.S. Government sponsored entities	309,079	72	(6,739)	302,412
Obligations of states and political subdivisions	46,264	1	(543)	45,722
Corporate securities	1,913,553	-	(109,473)	1,804,080
Collateralized loan obligations	425,465	400	(1,251)	424,614
Total debt securities available for sale	3,598,126	2,081	(131,473)	3,468,734
Debt securities held to maturity:
Agency residential MBS	43,734	26	(2,231)	41,529
Obligations of states and political subdivisions	33,597	10	(36)	33,571
Corporate securities	742,244	3,245	(8,009)	737,480
Total debt securities held to maturity	819,575	3,281	(10,276)	812,580
Total	$4,417,701	$5,362	$(141,749)	$4,281,314

[The remainder of this page intentionally left blank]

The amortized cost and fair value of debt securities by contractual maturity are shown in the following tables at the dates indicated:

	At September 30, 2026
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$156,716	$155,378	$86,381	$86,105
Over 1 to 5 years	1,559,076	1,429,670	380,234	369,827
Over 5 to 10 years	496,875	443,951	276,494	252,758
Subtotal	2,212,667	2,028,999	743,109	708,690
Collateralized loan obligations	152,602	152,389	-	-
Agency residential MBS	142,279	128,693	36,289	33,351
Agency commercial MBS	1,376,181	1,285,739	19,320	18,178
Total	$3,883,729	$3,595,820	$798,718	$760,219

	At December 31, 2025
	Debt Securities Available		Debt Securities Held
	for Sale		to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Maturity in years:
1 year or less	$199,254	$198,573	$33,326	$33,302
Over 1 to 5 years	1,231,338	1,182,101	425,387	428,326
Over 5 to 10 years	838,304	771,540	317,128	309,423
Subtotal	2,268,896	2,152,214	775,841	771,051
Collateralized loan obligations	425,465	424,614	-	-
Agency residential MBS	194,394	184,346	43,734	41,529
Agency commercial MBS	709,371	707,560	-	-
Total	$3,598,126	$3,468,734	$819,575	$812,580

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

An analysis of the gross unrealized losses of the debt securities available for sale portfolio follows:

	Debt Securities Available for Sale
	At September 30, 2026
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrealized	Investment		Unrealized	Investment		Unrealized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	4	$452	$(18)	95	$128,200	$(13,569)	99	$128,652	$(13,587)
Agency commercial MBS	143	1,099,971	(77,116)	30	160,813	(14,085)	173	1,260,784	(91,201)
Securities of U.S. Government sponsored entities	3	15,310	(184)	18	272,327	(21,048)	21	287,637	(21,232)
Obligations of states and political subdivisions	4	7,257	(306)	17	17,716	(1,274)	21	24,973	(1,580)
Corporate securities	20	149,885	(9,641)	114	1,562,500	(151,219)	134	1,712,385	(160,860)
Collateralized loan obligations	1	3,296	(148)	3	32,269	(231)	4	35,565	(379)
Total	175	$1,276,171	$(87,413)	277	$2,173,825	$(201,426)	452	$3,449,996	$(288,839)

An analysis of gross unrecognized losses of the debt securities held to maturity portfolio follows:

	Debt Securities Held to Maturity
	At September 30, 2026
	No. of	Less than 12 months		No. of	12 months or longer		No. of	Total
	Investment		Unrecognized	Investment		Unrecognized	Investment		Unrecognized
	Positions	Fair Value	Losses	Positions	Fair Value	Losses	Positions	Fair Value	Losses
	($ in thousands)
Agency residential MBS	1	$-	$-	50	$32,534	$(2,954)	51	$32,534	$(2,954)
Agency commercial MBS	2	18,178	(1,142)	-	-	-	2	18,178	(1,142)
Obligations of states and political subdivisions	13	4,580	(38)	3	4,950	(20)	16	9,530	(58)
Corporate securities	28	314,792	(6,772)	23	341,650	(27,996)	51	656,442	(34,768)
Total	44	$337,550	$(7,952)	76	$379,134	$(30,970)	120	$716,684	$(38,922)

Based upon the Company’s September 30, 2026 evaluation of debt securities available for sale and held to maturity, the unrealized losses on debt securities were caused by market conditions for these types of securities. Market interest rates are currently higher than the book yield of the securities, generally resulting in lower fair value compared with amortized cost. Evaluation of debt securities available for sale and held to maturity did not indicate lower fair values were caused by credit related indicators of the issuer. The Company continually monitors interest rate changes, risk premium spread changes, credit rating changes for issuers of bonds owned, collateralized loan obligations’ collateral levels, and corporate bond issuers’ common stock price changes. All collateralized loan obligations, obligations of states and political subdivisions, and corporate securities were investment grade rated at September 30, 2026.

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

As of September 30, 2026 and December 31, 2025, the Company’s debt securities pledged had a carrying value of $1,866,282 thousand and $1,952,111 thousand, respectively, primarily to secure public deposits, Federal Reserve Bank borrowings and securities sold under repurchase agreements.

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

The Company evaluates debt securities on a quarterly basis including changes in security ratings issued by rating agencies, changes in the financial condition of the issuer, collateral levels and, for mortgage-backed and asset-backed securities, delinquency and loss information with respect to the underlying collateral, changes in the levels of subordination for the Company’s particular position within the repayment structure and remaining credit enhancement as compared to expected credit losses of the security. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset backed securities. Management considers the $1 thousand allowance for credit losses on debt securities held to maturity to be adequate as a reserve against current expected credit losses in the debt securities held to maturity as of September 30, 2026.

The following table presents the activity in the allowance for credit losses for debt securities held to maturity:

	For the Nine Months Ended September 30,
	2026	2025
	(In thousands)
Allowance for credit losses:
Beginning balance	$1	$1
Provision	-	-
Chargeoffs	-	-
Recoveries	-	-
Total ending balance	$1	$1

Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. At September 30, 2026, no credit loss allowance was assigned to corporate securities held to maturity.

The following table summarizes the amortized cost of debt securities held to maturity at September 30, 2026, aggregated by credit rating:

	Credit Risk Profile by Credit Rating
	At September 30, 2026
	AAA/AA/A	BBB+/BBB	Not Rated	Total
	(In thousands)
Agency residential MBS	$35,881	$-	$408	$36,289
Agency commercial MBS	19,320	-	-	19,320
Obligations of states and political subdivisions	12,676	-	-	12,676
Corporate securities	589,026	141,407	-	730,433
Total	$656,903	$141,407	$408	$798,718

There were no debt securities held to maturity on nonaccrual status or past due 30 days or more as of September 30, 2026.

The following table provides information about the amount of interest income earned on investment securities which is fully taxable and which is exempt from federal income tax:

	For the Three Months		For the Nine Months
	Ended September 30,
	2026	2025	2026	2025
	(In thousands)

Taxable	$44,389	$38,402	$128,005	$118,529
Tax-exempt from federal income tax	461	735	1,613	2,398
Total interest income from investment securities	$44,850	$39,137	$129,618	$120,927

Note 4: Loans, Allowance for Credit Losses and Other Real Estate Owned

A summary of the major categories of loans outstanding is shown in the following tables at the dates indicated:

	At September 30,	At December 31,
	2026	2025
	(In thousands)

Commercial	$100,722	$117,009
Commercial real estate	462,270	482,230
Residential real estate	5,941	7,186
Consumer installment & other	89,265	120,057
Total	$658,198	$726,482

There were no construction loans outstanding at September 30, 2026 and December 31, 2025.

The following summarizes activity in the allowance for credit losses:

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2026
				Consumer
		Commercial	Residential	Installment
	Commercial	Real Estate	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$3,192	$5,674	$25	$1,899	$10,790
(Reversal) provision	(98)	(40)	(2)	140	-
Chargeoffs	(10)	-	-	(737)	(747)
Recoveries	6	18	-	446	470
Total allowance for credit losses	$3,090	$5,652	$23	$1,748	$10,513

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2026
				Consumer
		Commercial	Residential	Installment
	Commercial	Real Estate	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,048	$6,109	$22	$1,394	$11,573
(Reversal) provision	(938)	(513)	1	1,150	(300)
Chargeoffs	(118)	-	-	(2,275)	(2,393)
Recoveries	98	56	-	1,479	1,633
Total allowance for credit losses	$3,090	$5,652	$23	$1,748	$10,513

The allowance for credit losses for commercial loans decreased in the three and nine months ended September 30, 2026 primarily due to a decrease in estimated future credit losses on declining balances. The allowance for credit losses for consumer installment and other loans decreased in the three months ended September 30, 2026 primarily due to declining balances of indirect auto loans. The allowance for credit losses for consumer installment and other loans increased in the nine months ended September 30, 2026 primarily due to an increase in estimated future credit losses primarily for indirect auto loans. There were no construction loans outstanding at September 30, 2026 or related allowance for credit losses, chargeoffs or recoveries.

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

The allowance for credit losses for commercial real estate loans decreased in the three and nine months ended September 30, 2025 primarily due to lower commercial real estate loan balances resulting in a decrease in estimated credit losses over the remaining life of such loans. The allowance for credit losses for consumer installment and other loans decreased in the nine months ended September 30, 2025 primarily due to a decrease in estimated future credit losses based on improved delinquency and net charge-off trends and declining loan balances, primarily indirect auto loans. The chargeoffs for commercial loans increased in the three and nine months ended September 30, 2025 primarily due to a $1,559 thousand chargeoff on an individually evaluated loan.

Westamerica Bank (the “Bank”), the Company’s wholly-owned subsidiary bank, provides financial services to primarily small businesses, professionals and consumers. Given the scale of these borrowers, corporate credit rating agencies do not evaluate the borrowers’ financial condition. The Bank maintains a Loan Review Department which reports directly to the Audit Committee of the Board of Directors. The Loan Review Department performs independent evaluations of loans and validates management assigned credit risk grades on evaluated loans using grading standards employed by bank regulatory agencies. Loans judged to carry lower-risk attributes are assigned a “pass” grade, with a minimal likelihood of loss. Loans judged to carry higher-risk attributes are referred to as “classified loans,” and are further disaggregated, with increasing expectations for loss recognition, as “substandard,” “doubtful,” and “loss.” The Loan Review Department performs continuous evaluations throughout the year. If the Bank becomes aware of deterioration in a borrower’s performance or financial condition between Loan Review Department examinations, assigned risk grades are re-evaluated promptly. Credit risk grades assigned by management and validated by the Loan Review Department are subject to review by the Bank’s regulatory authorities during regulatory examinations.

The following summarizes the credit risk profile by internally assigned grade:

	Credit Risk Profile by Internally Assigned Grade
	At September 30, 2026
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$97,643	$451,584	$5,746	$88,008	$642,981
Substandard	2,749	10,686	195	1,085	14,715
Doubtful	330	-	-	-	330
Loss	-	-	-	172	172
Total	$100,722	$462,270	$5,941	$89,265	$658,198

[The remainder of this page intentionally left blank]

	Credit Risk Profile by Internally Assigned Grade
	At December 31, 2025
	Commercial	Commercial Real Estate	Residential Real Estate	Consumer Installment and Other	Total
	(In thousands)
Grade:
Pass	$114,861	$474,140	$6,983	$118,036	$714,020
Substandard	1,053	8,090	203	1,646	10,992
Doubtful	1,095	-	-	57	1,152
Loss	-	-	-	318	318
Total	$117,009	$482,230	$7,186	$120,057	$726,482

The following tables summarize loans by delinquency and nonaccrual status:

	Summary of Loans by Delinquency and Nonaccrual Status
	At September 30, 2026
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$100,095	$106	$191	$-	$330	$100,722
Commercial real estate	459,686	2,584	-	-	-	462,270
Residential real estate	5,941	-	-	-	-	5,941
Consumer installment and other	87,221	1,513	385	146	-	89,265
Total	$652,943	$4,203	$576	$146	$330	$658,198

	Summary of Loans by Delinquency and Nonaccrual Status
	At December 31, 2025
	Current and Accruing	30-59 Days Past Due and Accruing	60-89 Days Past Due and Accruing	Past Due 90 Days or More and Accruing	Nonaccrual	Total Loans
	(In thousands)
Commercial	$115,595	$295	$24	$-	$1,095	$117,009
Commercial real estate	481,664	187	-	-	379	482,230
Residential real estate	7,186	-	-	-	-	7,186
Consumer installment and other	116,657	2,428	632	340	-	120,057
Total	$721,102	$2,910	$656	$340	$1,474	$726,482

At September 30, 2026, no allowance for credit losses was allocated to loans on nonaccrual status. At December 31, 2025, $388 thousand was allocated as allowance for credit losses to one loan with a carrying balance of $388 thousand on nonaccrual status.

There were no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2026 or December 31, 2025.

There were no loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026 and September 30, 2025.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Loans considered collateral dependent are reassessed quarterly. Loans that were considered collateral dependent at September 30, 2026 included the following: six commercial real estate loans totaling $10,198 thousand secured by real property, three commercial loans totaling $2,052 thousand secured by real property and $118 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at September 30, 2026. Loans that were considered collateral dependent at December 31, 2025 included the following: five commercial real estate loans totaling $7.0 million secured by real property, one $182 thousand commercial loan secured by real property and $295 thousand of indirect consumer installment loans secured by personal property. There were no other collateral dependent loans at December 31, 2025.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	At September 30, 2026
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2022	2023	2024	2025	2026	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$19,260	$5,376	$4,711	$14,271	$26,306	$8,605	$78,529	$19,114	$97,643
Substandard	198	-	196	234	772	375	1,775	974	2,749
Doubtful	-	-	-	-	330	-	330	-	330
Loss	-	-	-	-	-	-	-	-	-
Total	$19,458	$5,376	$4,907	$14,505	$27,408	$8,980	$80,634	$20,088	$100,722

Current gross chargeoffs on commercial loans:
For the three months ended September 30, 2026
	$-	$-	$-	$-	$-	$-	$-	$10	$10
For the nine months ended September 30, 2026
	108	-	-	-	-	-	108	10	118

	At December 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Commercial loans by grade:
Pass	$20,092	$4,407	$8,072	$6,806	$16,560	$35,914	$91,851	$23,010	$114,861
Substandard	201	-	-	-	-	446	647	406	1,053
Doubtful	-	-	-	-	-	707	707	388	1,095
Loss	-	-	-	-	-	-	-	-	-
Total	$20,293	$4,407	$8,072	$6,806	$16,560	$37,067	$93,205	$23,804	$117,009

Current gross chargeoffs on commercial loans:
For the year ended December 31, 2025
	$-	$1,559	$-	$5	$-	$-	$1,564	$33	$1,597

During 2025, $1,559 thousand was charged off on an individually evaluated commercial loan originated in 2021.

	At September 30, 2026
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2022	2023	2024	2025	2026	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$208,645	$44,866	$40,190	$66,031	$55,272	$36,580	$451,584	$-	$451,584
Substandard	10,686	-	-	-	-	-	10,686	-	10,686
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$219,331	$44,866	$40,190	$66,031	$55,272	$36,580	$462,270	$-	$462,270

Current gross chargeoffs on commercial real estate loans:
For the three months ended September 30, 2026
	$-	$-	$-	$-	$-	$-	$-	$-	$-
For the nine months ended September 30, 2026
	-	-	-	-	-	-	-	-	-

	At December 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Commercial real estate loans by grade:
Pass	$206,896	$55,247	$46,224	$41,080	$68,136	$56,557	$474,140	$-	$474,140
Substandard	7,922	-	-	-	-	168	8,090	-	8,090
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$214,818	$55,247	$46,224	$41,080	$68,136	$56,725	$482,230	$-	$482,230

Current gross chargeoffs on commercial real estate loans:
For the year ended December 31, 2025
	$191	$-	$-	$-	$-	$-	$191	$-	$191

[The remainder of this page intentionally left blank]

	At September 30, 2026
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2022	2023	2024	2025	2026	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$5,746	$-	$-	$-	$-	$-	$5,746	$-	$5,746
Substandard	195	-	-	-	-	-	195	-	195
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$5,941	$-	$-	$-	$-	$-	$5,941	$-	$5,941

Current gross chargeoffs on residential real estate loans:
For the three months ended September 30, 2026
	$-	$-	$-	$-	$-	$-	$-	$-	$-
For the nine months ended September 30, 2026
	-	-	-	-	-	-	-	-	-

	At December 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Residential real estate loans by grade:
Pass	$6,983	$-	$-	$-	$-	$-	$6,983	$-	$6,983
Substandard	203	-	-	-	-	-	203	-	203
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$7,186	$-	$-	$-	$-	$-	$7,186	$-	$7,186

Current gross chargeoffs on residential real estate loans:
For the year ended December 31, 2025
	$-	$-	$-	$-	$-	$-	$-	$-	$-

There were no construction loans outstanding at September 30, 2026 and December 31, 2025. There were no gross chargeoffs on construction loans during the nine months ended September 30, 2026 and the year ended December 31, 2025.

The Company considers the delinquency and nonaccrual status of the consumer loan portfolio and its impact on the allowance for credit losses. The following table presents the amortized cost in consumer installment and other loans based on delinquency and nonaccrual status:

	At September 30, 2026
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2022	2023	2024	2025	2026	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$11,102	$18,775	$12,023	$11,935	$10,652	$10,241	$74,728	$12,493	$87,221
30-59 days past due	389	343	201	193	192	195	1,513	-	1,513
60-89 days past due	79	41	41	53	90	41	345	40	385
Past due 90 days or more	23	-	19	56	-	26	124	22	146
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$11,593	$19,159	$12,284	$12,237	$10,934	$10,503	$76,710	$12,555	$89,265

Current gross chargeoffs on consumer installment and other loans:
For the three months ended September 30, 2026
	$110	$78	$71	$20	$48	$385	$712	$25	$737
For the nine months ended September 30, 2026
	264	445	244	292	417	410	2,072	203	2,275

	At December 31, 2025
								Line of
								Credit
	Term Loans Amortized Cost Basis by Origination Year						Total	Amortized
	Prior	2021	2022	2023	2024	2025	Term Loans	Cost Basis	Total
	(In thousands)
Consumer installment and other loans by delinquency and nonaccrual status:
Current	$6,006	$17,795	$29,917	$17,712	$16,822	$14,780	$103,032	$13,625	$116,657
30-59 days past due	193	804	799	270	81	120	2,267	161	2,428
60-89 days past due	14	103	164	41	190	44	556	76	632
Past due 90 days or more	1	37	49	69	71	91	318	22	340
Nonaccrual	-	-	-	-	-	-	-	-	-
Total	$6,214	$18,739	$30,929	$18,092	$17,164	$15,035	$106,173	$13,884	$120,057

Current gross chargeoffs on consumer installment and other loans:
For the year ended December 31, 2025
	$250	$679	$1,551	$657	$727	$10	$3,874	$226	$4,100

There were no loans held for sale at September 30, 2026 and December 31, 2025.

The Company held no other real estate owned (OREO) at September 30, 2026 and December 31, 2025. At September 30, 2026 and December 31, 2025, there were no consumer mortgage loans outstanding secured by residential real estate properties for which formal foreclosure proceedings were in process.

Note 5: Concentration of Credit Risk

Under the California Financial Code, credit extended to any one person at any one time shall not exceed the following limitations: (a) unsecured credits shall not exceed 15 percent of the sum of the Bank’s shareholders’ equity, allowance for loan losses, capital notes, and debentures, or (b) secured and unsecured credits in all shall not exceed 25 percent of the sum of the Bank’s shareholders’ equity, allowance for credit losses, capital notes, and debentures. At September 30, 2026, the Bank did not have credit extended to any one entity exceeding these limits. At September 30, 2026, the Bank had 25 lending relationships each with aggregate amounts of $5 million or more. The Company has significant credit arrangements that are secured by real estate collateral. In addition to real estate loans outstanding as disclosed in Note 4, the Company had loan commitments related to real estate loans of $19,824 thousand and $22,358 thousand at September 30, 2026 and December 31, 2025, respectively. The Company requires collateral on all real estate loans with loan-to-value ratios at origination generally no greater than 75% on commercial real estate loans and no greater than 80% on residential real estate loans. At September 30, 2026, the Bank held corporate bonds of 106 issuing entities that exceeded $5 million for each issuer.

Note 6: Other Assets and Other Liabilities

Other assets consisted of the following:

	At September 30,	At December 31,
	2026	2025
	(In thousands)
Equity securities not held for trading at cost:
Federal Reserve Bank stock (1)	$14,069	$14,069
Other investments	158	158
Total equity securities not held for trading at cost	14,227	14,227
Equity securities held for trading at fair value	247	466
Total equity securities	14,474	14,693
Bank owned life insurance cash surrender value	74,847	71,562
Net deferred tax asset	97,267	53,274
Right-of-use asset	21,410	22,206
Limited partnership investments	26,560	29,891
Interest receivable:
Debt securities available for sale	26,220	26,276
Debt securities held to maturity	6,387	6,979
Loans	3,116	3,888
Total interest receivable	35,723	37,143
Prepaid assets	4,536	5,843
Other assets	6,962	7,155
Total other assets	$281,779	$241,767

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

The Company had marketable equity securities held for trading at fair value of $247 thousand at September 30, 2026 and $466 thousand at December 31, 2025. The Company recognized unrealized losses of $8 thousand and $219 thousand in net income during the three and nine months ended September 30, 2026, respectively. The Company recognized unrealized losses of $90 thousand in net income during the three and nine months ended September 30, 2025. There were no purchases or sales of securities held for trading during the three and nine months ended September 30, 2026 and September 30, 2025.

The Company owns 211 thousand shares of Visa Inc. (“Visa”) Class B-1 common stock, which have transfer restrictions and no carrying value. Following the resolution of certain litigation involving Visa, shares of Visa’s Class B-1 stock will convert to shares of Visa Class A common stock based on a conversion factor (1.5400 as of September 30, 2026), which is periodically adjusted to reflect Visa’s ongoing litigation costs. Given the transfer restrictions and continuing uncertainty regarding the likelihood, ultimate timing and eventual conversion of Visa Class B-1 common stock for shares of Visa Class A common stock or other marketable classes of Visa common stock, these shares are not considered to have a readily determinable fair value and have no carrying value. Visa Class A common stock trades on the New York Stock Exchange and had a closing price of $359.33 per share on September 30, 2026, the last trading day for the third quarter 2026. The ultimate value of the Company’s Visa Class B-1 shares is subject to the extent of Visa’s future litigation escrow fundings, the resulting conversion rate to Visa Class A common stock, and current and future transfer restrictions on the Visa Class B-1 common stock. At September 30, 2026, the Company did not record an adjustment to the carrying value of the Visa Class B-1 shares.

The Company invests in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits. At September 30, 2026, these investments totaled $26,560 thousand and $7,616 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At December 31, 2025, these investments totaled $29,891 thousand and $10,518 thousand of this amount represents outstanding equity capital commitments that are included in other liabilities. At September 30, 2026, the $7,616 thousand of outstanding equity capital commitments are expected to be paid as follows: $2,631 thousand in the remainder of 2026, $2,990 thousand in 2027, $1,095 thousand in 2028, $396 thousand in 2029, $62 thousand in 2030, and $442 thousand in 2031 or thereafter.

The amounts recognized in net income for these investments include:

	For the Three Months Ended		For the Nine Months Ended
	September 30,
	2026	2025	2026	2025
	(In thousands)
Investment loss included in pre-tax income	$1,110	$915	$3,330	$2,745
Tax credits recognized in provision for income taxes	1,200	975	3,600	2,925

Other liabilities consisted of the following:

	At September 30,	At December 31,
	2026	2025
	(In thousands)
Operating lease liability	$21,410	$22,206
Other liabilities	27,265	27,148
Total other liabilities	$48,675	$49,354

The Company has entered into leases for most branch locations and certain other offices that were classified as operating leases primarily with original terms of five years. Certain lease arrangements contain extension options, which can be exercised at the Company’s option, for one or more additional five-year terms. Unexercised extension options are not considered reasonably certain of exercise and have not been included in the lease term used to determine the lease liability or right-of-use asset. The Company did not have any finance leases as of September 30, 2026.

As of September 30, 2026, the Company’s lease liability and right-of-use asset were $21,410 thousand. The weighted average remaining life of operating leases and weighted average discount rate used to determine operating lease liabilities were 4.1 years and 3.97%, respectively, at September 30, 2026. The Company did not have any material lease incentives, unamortized initial direct costs, prepaid lease expense, or accrued lease expense as of September 30, 2026.

Total lease costs were $1,742 thousand and $5,170 thousand in the three and nine months ended September 30, 2026, respectively, and were recorded within occupancy and equipment expense. Total lease costs were $1,700 thousand and $5,071 thousand in the three and nine months ended September 30, 2025, respectively, and were recorded within occupancy and equipment expense. The Company did not have any material short-term or variable lease costs or sublease income during the nine months ended September 30, 2026 and September 30, 2025.

[The remainder of this page intentionally left blank]

The following table summarizes the remaining lease payments of operating lease liabilities:

Minimum future lease payments
At September 30,
2026
(In thousands)
The remainder of 2026	$1,671
2027	6,579
2028	5,808
2029	4,129
2030	2,881
Thereafter	2,229
Total minimum lease payments	23,297
Less: discount	(1,887)
Present value of lease liability	$21,410

Note 7: Goodwill and Identifiable Intangible Assets

The Company has recorded goodwill and other identifiable intangibles associated with purchase business combinations. Goodwill is not amortized, but is evaluated for impairment at least annually. The Company did not recognize impairment during the nine months ended September 30, 2026 and the year ended December 31, 2025, as no triggering events occurred during such periods. Identifiable intangibles are amortized to their estimated residual values over their expected useful lives. Such lives and residual values are also periodically reassessed to determine if any amortization period adjustments are indicated. The Company’s identifiable intangible assets were fully amortized in the year ended December 31, 2025.

The carrying values of goodwill were:

	At September 30, 2026	At December 31, 2025
	(In thousands)
Goodwill	$121,673	$121,673

Note 8: Deposits and Borrowed Funds

The following table provides additional detail regarding deposits.

	Deposits
	At September 30,	At December 31,
	2026	2025
	(In thousands)
Noninterest-bearing	$2,166,615	$2,252,490
Interest-bearing:
Transaction	944,441	907,124
Savings	1,645,363	1,613,384
Time deposits less than $100 thousand	37,402	39,845
Time deposits $100 thousand through $250 thousand	16,163	19,708
Time deposits more than $250 thousand	6,381	7,468
Total deposits	$4,816,365	$4,840,019

Demand deposit overdrafts of $490 thousand and $769 thousand were included as loan balances at September 30, 2026 and December 31, 2025, respectively. Interest expense for aggregate time deposits with individual account balances in excess of $100 thousand was $9 thousand and $30 thousand for the three and nine months ended September 30, 2026, respectively, and $12 thousand and $43 thousand for the three and nine months ended September 30, 2025, respectively.

The following table provides additional detail regarding short-term borrowed funds.

	Repurchase Agreements (Sweep) Accounted for as Secured Borrowings
	Remaining Contractual Maturity of the Agreements
	Overnight and Continuous
	At September 30,	At December 31,
	2026	2025
Repurchase agreements:	(In thousands)
Collateral securing borrowings:
Agency residential MBS	$14,416	$17,799
Corporate securities	389,313	398,465
Total collateral carrying value	$403,729	$416,264
Total short-term borrowed funds	$139,062	$137,298

At September 30, 2026, the Company had access to borrowing from the Federal Reserve up to $767,994 thousand based on the collateral pledged at September 30, 2026. The Company had a $60,000 thousand line of credit with a correspondent bank at September 30, 2026. There were no borrowings from the Federal Reserve Bank or correspondent banks at September 30, 2026.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present assets measured at fair value on a recurring basis on the dates indicated.

	At September 30, 2026
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$128,693	$-	$128,693	$-
Agency commercial MBS	1,285,739	-	1,285,739	-
Securities of U.S. Government sponsored entities	287,637	-	287,637	-
Obligations of states and political subdivisions	28,977	-	28,977	-
Corporate securities	1,712,385	-	1,712,385	-
Collateralized loan obligations	152,389	-	152,389	-
Total debt securities available for sale	3,595,820	-	3,595,820	-
Equity securities held for trading	247	247	-	-
Total securities measured at fair value	$3,596,067	$247	$3,595,820	$-

(1)	There were no transfers into or out of level 3 during the nine months ended September 30, 2026.

	At December 31, 2025
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3) (1)
	(In thousands)
Debt securities available for sale:
Agency residential MBS	$184,346	$-	$184,346	$-
Agency commercial MBS	707,560	-	707,560	-
Securities of U.S. Government sponsored entities	302,412	-	302,412	-
Obligations of states and political subdivisions	45,722	-	45,722	-
Corporate securities	1,804,080	-	1,804,080	-
Collateralized loan obligations	424,614	-	424,614	-
Total debt securities available for sale	3,468,734	-	3,468,734	-
Equity securities held for trading	466	466	-	-
Total securities measured at fair value	$3,469,200	$466	$3,468,734	$-

(1)	There were no transfers into or out of level 3 during the year ended December 31, 2025.

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from the application of lower-of-cost or fair-value accounting of individual assets. For assets measured at fair value on a nonrecurring basis that were recorded in the balance sheet at September 30, 2026 and December 31, 2025, the following tables provide the level of valuation assumptions used to determine each adjustment and the carrying value of the related assets at period end.

					For the Nine
					Months Ended
	At September 30, 2026				September 30, 2026
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial	$330	$-	$-	$330	$93
Total assets measured at fair value on a nonrecurring basis	$330	$-	$-	$330	$93

					For the
					Year Ended
	At December 31, 2025				December 31, 2025
	Carrying Value	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Loans:
Commercial	$707	$-	$-	$707	$-
Total assets measured at fair value on a nonrecurring basis	$707	$-	$-	$707	$-

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

	At September 30, 2026
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$322,510	$322,510	$322,510	$-	$-
Debt securities held to maturity	798,717	760,219	-	760,219	-
Loans	647,685	637,890	-	-	637,890

Financial Liabilities:
Deposits	$4,816,365	$4,813,935	$-	$4,756,419	$57,516
Securities sold under repurchase agreements	139,062	139,062	-	139,062	-

[The remainder of this page intentionally left blank]

	At December 31, 2025
	Carrying Amount	Estimated Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2 )	Significant Unobservable Inputs (Level 3 )
Financial Assets:	(In thousands)
Cash and due from banks	$567,801	$567,801	$567,801	$-	$-
Debt securities held to maturity	819,574	812,580	-	812,580	-
Loans	714,909	716,439	-	-	716,439

Financial Liabilities:
Deposits	$4,840,019	$4,836,933	$-	$4,772,998	$63,935
Securities sold under repurchase agreements	137,298	137,298	-	137,298	-

The majority of the Company’s standby letters of credit and other commitments to extend credit carry current market interest rates if converted to loans. No premium or discount was ascribed to these commitments because virtually all funding would be at current market rates.

Note 10: Commitments and Contingent Liabilities

Loan commitments are agreements to lend to a customer provided there is no violation of any condition established in the agreement. Certain agreements provide the Company the right to cancel or reduce its obligations to lend to customers. The portions that are equity based and not unconditionally cancellable by the Company aggregated $19,824 thousand at September 30, 2026 and $22,358 thousand at December 31, 2025. Commitments generally have fixed expiration dates or other termination clauses. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future funding requirements. Loan commitments are subject to the Company’s normal credit policies and collateral requirements. Unfunded loan commitments were $147,752 thousand at September 30, 2026 and $162,625 thousand at December 31, 2025. Standby letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. Standby letters of credit are primarily issued to support customers’ short-term financing requirements and must meet the Company’s normal credit policies and collateral requirements. Financial and performance standby letters of credit outstanding totaled $631 thousand at September 30, 2026 and $562 thousand at December 31, 2025. The Company had no commitments for commercial and similar letters of credit at September 30, 2026 or at December 31, 2025. The Company had $1,025 thousand in outstanding full recourse guarantees to a third party credit card company at September 30, 2026 and December 31, 2025. The Company had a $201 thousand reserve for certain unfunded loan commitments at September 30, 2026 and December 31, 2025, respectively. The reserve for unfunded commitments is included in other liabilities.

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

	For the Three Months		For the Nine Months
	Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net income applicable to common equity (numerator)	$28,152	$28,263	$82,892	$88,366
Basic earnings per common share
Weighted average number of common shares outstanding - basic (denominator)	23,084	25,341	23,561	25,953
Basic earnings per common share	$1.22	$1.12	$3.52	$3.40
Diluted earnings per common share
Weighted average number of common shares outstanding - basic	23,084	25,341	23,561	25,953
Add common stock equivalents for options	39	-	18	-
Weighted average number of common shares outstanding - diluted (denominator)	23,123	25,341	23,579	25,953
Diluted earnings per common share	$1.22	$1.12	$3.52	$3.40

For the three and nine months ended September 30, 2026, options to purchase 207 thousand and 738 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

For the three and nine months ended September 30, 2025, options to purchase 1,226 thousand and 1,253 thousand shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because the option exercise price exceeded the fair value of the stock such that their inclusion would have had an anti-dilutive effect.

Note 12: Operating Segments

The Company’s reportable segment is determined by the Chief Financial Officer, who is the designated chief decision maker, based upon information provided about the Company’s products and services offered, primarily banking operations. Loans, investments, and deposits provide revenues in the banking operation. Interest expense, provisions for credit losses, and payroll provide the significant expenses in the banking operations. While the chief decision-maker monitors the revenue streams of the various products and services, operations are managed, and financial performance is evaluated on a Company-wide basis as reflected in the consolidated financial statements contained in this report. The consolidated net income is used to benchmark the Company against its competitors. The benchmarking analysis coupled with monitoring of budget to actual results are used in assessing performance and in establishing compensation.

[The remainder of this page intentionally left blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

WESTAMERICA BANCORPORATION
FINANCIAL SUMMARY

	For the Three Months		For the Nine Months
	Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net Interest and Loan Fee Income (FTE)(1)	$53,522	$53,846	$158,886	$164,798
(Reversal of) Provision for Credit Losses	-	-	(300)	(550)
Noninterest Income	10,703	10,151	30,604	30,787
Noninterest Expense	26,218	25,800	78,166	76,456
Income Before Income Taxes (FTE)(1)	38,007	38,197	111,624	119,679
Income Tax Provision (FTE)(1)	9,855	9,934	28,732	31,313
Net Income	$28,152	$28,263	$82,892	$88,366

Average Common Shares Outstanding	23,084	25,341	23,561	25,953
Average Diluted Common Shares Outstanding	23,123	25,341	23,579	25,953
Common Shares Outstanding at Period End	23,084	25,107

Per Common Share:
Basic Earnings	$1.22	$1.12	$3.52	$3.40
Diluted Earnings	1.22	1.12	3.52	3.40
Book Value	34.21	37.11

Financial Ratios:
Return on Assets	1.86%	1.86%	1.85%	1.94%
Return on Common Equity	11.47%	10.92%	11.26%	11.36%
Net Interest Margin (FTE)(1)	3.81%	3.80%	3.78%	3.85%
Net Loan Losses to Average Loans	(0.17)%	(1.03)%	(0.15)%	(0.41)%
Efficiency Ratio(2)	40.8%	40.3%	41.3%	39.1%

Average Balances:
Assets	$5,992,606	$6,018,937	$5,998,309	$6,082,169
Loans	661,291	744,046	684,095	765,231
Debt Securities	4,641,400	4,160,656	4,551,054	4,253,882
Deposits	4,813,780	4,806,568	4,810,612	4,868,418
Shareholders' Equity	973,799	1,026,618	984,642	1,039,802

Period End Balances:
Assets	$5,793,774	$5,914,438
Loans	658,198	741,579
Debt Securities	4,394,538	4,131,830
Deposits	4,816,365	4,793,179
Shareholders' Equity	789,672	931,646

Capital Ratios at Period End:
Total Risk Based Capital	24.29%	23.30%
Tangible Equity to Tangible Assets	11.78%	13.98%

Dividends Paid Per Common Share	$0.48	$0.46	$1.42	$1.36
Common Dividend Payout Ratio	39%	41%	40%	40%

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

Financial Overview

Westamerica Bancorporation and subsidiaries (collectively, the “Company”) reported net income of $28.2 million or $1.22 diluted earnings per common share (“EPS”) in the three months ended September 30, 2026 compared with net income of $28.3 million or $1.12 EPS in the three months ended September 30, 2025. The Company reported net income of $82.9 million or $3.52 EPS for the nine months ended September 30, 2026, including a $300 thousand reversal of provision for credit losses compared with $88.4 million or $3.40 EPS for the nine months ended September 30, 2025, including a $550 thousand reversal of provision for credit losses and a $208 thousand bank owned life insurance gain.

The Federal Open Market Committee of the Federal Reserve Board (“FOMC”) raised the target federal funds rate by 0.25 percent to the range of 3.75 to 4.00 percent in September 2026. The FOMC press release in September 2026 stated, “Economic activity is expanding at a solid pace. While uncertainty remains elevated owing, in part, to geopolitical developments, domestic spending has been resilient. Productivity growth is strong, and capital investment is robust. Job gains have kept pace with the workforce, and the unemployment rate has changed little. Inflation remains elevated. Today’s policy action will support a timelier return to the Committee’s 2 percent goal. The Committee will deliver price stability.” The interest rate paid on reserve balances at the Federal Reserve Bank increased to 3.90 percent in September 2026. The Bank maintains reserve balances at the Federal Reserve Bank; the amount that earns interest is identified as “interest-bearing cash”.

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

[The remainder of this page intentionally left blank]

Net Income

Following is a summary of the components of net income for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,
	2026	2025	2026	2025
	(In thousands, except per share data)
Net interest and loan fee income	$53,350	$53,589	$158,301	$163,962
FTE	172	257	585	836
Net interest and loan fee income (FTE)	53,522	53,846	158,886	164,798
(Reversal of) provision for credit losses	-	-	(300)	(550)
Noninterest income	10,703	10,151	30,604	30,787
Noninterest expense	26,218	25,800	78,166	76,456
Income before taxes (FTE)	38,007	38,197	111,624	119,679
Income tax provision (FTE)	9,855	9,934	28,732	31,313
Net income	$28,152	$28,263	$82,892	$88,366

Average diluted common shares	23,123	25,341	23,579	25,953
Diluted earnings per common share	$1.22	$1.12	$3.52	$3.40

Average total assets	$5,992,606	$6,018,937	$5,998,309	$6,082,169
Net income to average total assets (annualized)	1.86%	1.86%	1.85%	1.94%
Net income to average common shareholders' equity (annualized)	11.47%	10.92%	11.26%	11.36%

Net income for the three months ended September 30, 2026 decreased $111 thousand compared with the three months ended September 30, 2025 primarily due to lower net interest and loan fee income (FTE) and higher noninterest expense, partially offset by higher noninterest income and lower tax provision (FTE). Net interest and loan fee income (FTE) decreased $324 thousand in the three months ended September 30, 2026 compared with the three months ended September 30, 2025 primarily due to lower average balances of loans and interest-bearing cash and lower yield on interest-bearing cash, partially offset by higher average balances of investment securities and higher yield on loans and investment securities. Based on the results of its current expected credit losses (“CECL”) model and Management’s estimate of credit losses over the remaining life of its loans, the Company provided no provision for credit losses in the three months ended September 30, 2026 and in the three months ended September 30, 2025. Noninterest income for the three months ended September 30, 2026 increased compared with the three months ended September 30, 2025. Merchant processing services, trust fee income and service charges on deposit accounts were higher in the three months ended September 30, 2026, partially offset by lower debit card fee income. Noninterest expense for the three months ended September 30, 2026 increased compared with the three months ended September 30, 2025 primarily due to increases in occupancy and equipment and estimated limited partnership operating losses. The tax rate (FTE) was 25.9% for the three months ended September 30, 2026 and 26.0% for the three months ended September 30, 2025.

Net income for the nine months ended September 30, 2026 decreased $5.5 million compared with the nine months ended September 30, 2025 primarily due to lower net interest and loan fee income (FTE), lower noninterest income and higher noninterest expense, partially offset by lower tax provision (FTE). Net interest and loan fee income (FTE) decreased $5.9 million in the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025 primarily due to lower average balances of loans, interest-bearing cash, and lower yield on interest-bearing cash, partially offset by higher average balances of investment securities and higher yield on loans. Based on the results of its CECL model and Management’s estimate of credit losses over the remaining life of its loans, the Company recorded a $300 thousand reversal of provision for credit losses in the nine months ended September 30, 2026, which was included in the three months ended March 31, 2026. The Company recorded a $550 thousand reversal of provision for credit losses in the nine months ended September 30, 2025, which was included in the three months ended March 31, 2025. Noninterest income for the nine months ended September 30, 2026 declined compared to the same period in 2025, primarily due to reduced debit card fee revenue, the recognition of unrealized losses on securities, and gains from bank-owned life insurance recorded in 2025. These impacts were partially offset by increased merchant processing services and trust fee income. Noninterest expense for the nine months ended September 30, 2026 increased compared with the nine months ended September 30, 2025 primarily due to higher salaries and related benefits, occupancy and equipment, outsourced data processing services, professional fees, estimated limited partnership operating losses and courier service expense, partially offset by lower other noninterest expense. The tax rate (FTE) was 25.7% for the nine months ended September 30, 2026 and 26.2% for the nine months ended September 30, 2025.

Net Interest and Loan Fee Income (FTE)

The Company's primary source of revenue is net interest income, or the difference between interest income earned on loans and investment securities and interest expense paid on interest-bearing deposits and other borrowings.

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Interest and loan fee income	$56,969	$57,234	$168,536	$174,192
FTE adjustment	172	257	585	836
Interest expense	3,619	3,645	10,235	10,230
Net interest and loan fee income (FTE)	$53,522	$53,846	$158,886	$164,798

Average earning assets	$5,593,967	$5,621,797	$5,605,113	$5,689,058
Net interest margin (FTE) (annualized)	3.81%	3.80%	3.78%	3.85%

Net interest and loan fee income (FTE) decreased $324 thousand in the three months ended September 30, 2026 compared with the three months ended September 30, 2025 primarily due to lower average balances of loans (down $83 million) and interest-bearing cash (down $426 million) and lower yield on interest-bearing cash (down 0.68%), partially offset by higher average balances of investment securities (up $481 million), higher yield on loans (up 0.23%) and investment securities (up 0.11%).

Net interest and loan fee income (FTE) decreased $5.9 million in the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025 primarily due to lower average balances of loans (down $81 million), interest-bearing cash (down $300 million), and lower yield on interest-bearing cash (down 0.73%), partially offset by higher average balances of investment securities (up $297 million) and higher yield on loans (up 0.18%).

The annualized yield on earning assets (FTE) was 4.07% and 4.02% in the three and nine months ended September 30, 2026, respectively, compared with 4.06% and 4.09% in the three and nine months ended September 30, 2025, respectively. The annualized net interest margin (FTE) was 3.81% and 3.78% in the three and nine months ended September 30, 2026, respectively, compared with 3.80% and 3.85% in the three and nine months ended September 30, 2025, respectively.

The Company’s annualized funding costs were 0.26% in the three months ended September 30, 2026 and September 30, 2025, and 0.24% in the nine months ended September 30, 2026 and September 30, 2025. Noninterest bearing deposits represented 45% and 46% of average deposits in the nine months ended September 30, 2026 and September 30, 2025, respectively. Average balances of checking and saving deposits accounted for 99% of average total deposits in the nine months ended September 30, 2026 and 98% in the nine months ended September 30, 2025.

Net Interest Margin (FTE)

The following summarizes the components of the Company's net interest margin (FTE) for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2026	2025	2026	2025

Yield on earning assets (FTE)	4.07%	4.06%	4.02%	4.09%
Rate paid on interest-bearing liabilities	0.52%	0.53%	0.49%	0.50%
Net interest spread (FTE)	3.55%	3.53%	3.53%	3.59%
Impact of noninterest-bearing demand deposits	0.26%	0.27%	0.25%	0.26%
Net interest margin (FTE)	3.81%	3.80%	3.78%	3.85%

The Company’s yield on earning assets is primarily affected by collateralized loan obligations (CLOs), agency mortgage backed securities and interest-bearing cash. The volume of higher-yielding CLOs declined due to calls and principal paydowns. Newly purchased investment securities have lower yields compared with CLOs. The CLOs have interest coupons that change once every three months by the amount of change in the three-month SOFR base rate. The interest-bearing cash yield changes by the amount of change in the overnight federal funds rate on the effective date declared by the FOMC. The target rate for the federal funds decreased 0.75% in September through December 2025 until the FOMC increased it by 0.25% in September 2026.

The Company’s yield on earning assets during the three months ended September 30, 2026 increased compared with the three months ended September 30, 2025. The average balance and yield of CLOs for the three months ended September 30, 2026 was $179 million yielding 5.66% compared with $659 million yielding 6.24% for the three months ended September 30, 2025. The average balance and yield of agency mortgage backed securities for the three months ended September 30, 2026 was $1,469 million yielding 4.90% compared with $433 million yielding 3.89% for the three months ended September 30, 2025. The average balance of interest-bearing cash for the three months ended September 30, 2026 was $277 million yielding 3.69% compared with $703 million yielding 4.37% for the three months ended September 30, 2025.

The Company’s yield on earning assets during the nine months ended September 30, 2026 decreased compared with the nine months ended September 30, 2025. The average balance and yield of CLOs for the nine months ended September 30, 2026 was $258 million yielding 5.64% compared with $788 million yielding 6.25% for the nine months ended September 30, 2025. The average balance and yield of agency mortgage backed securities for the nine months ended September 30, 2026 was $1,272 million yielding 4.78% compared with $356 million yielding 3.45% for the nine months ended September 30, 2025. The average balance of interest-bearing cash for the nine months ended September 30, 2026 was $355 million yielding 3.66% compared with $656 million yielding 4.39% for the nine months ended September 30, 2025. The Company has other earning assets with variable yields such as commercial loans and lines of credit, consumer lines of credit and adjustable rate residential real estate loans, which are included in “other taxable loans” in the following “Summary of Average Balances, Yields/Rates and Interest Differential.”

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

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Three Months Ended September 30, 2026
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,606,841	$44,389	3.85%
Tax-exempt (1)	49,036	582	4.75%
Total investments (1)	4,655,877	44,971	3.86%
Loans:
Taxable	637,794	9,313	5.79%
Tax-exempt (1)	23,497	250	4.25%
Total loans (1)	661,291	9,563	5.74%
Total interest-bearing cash	276,799	2,607	3.69%
Total interest-earning assets (1)	5,593,967	57,141	4.07%
Other assets	398,639
Total assets	$5,992,606

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,170,613	$-	-%
Savings and interest-bearing transaction	2,581,215	3,347	0.51%
Time less than $100,000	41,424	31	0.30%
Time $100,000 or more	20,528	9	0.17%
Total interest-bearing deposits	2,643,167	3,387	0.51%
Securities sold under repurchase agreements	143,289	232	0.64%
Total interest-bearing liabilities	2,786,456	3,619	0.52%
Other liabilities	61,738
Shareholders' equity	973,799
Total liabilities and shareholders' equity	$5,992,606
Net interest spread (1) (2)			3.55%
Net interest and fee income and interest margin (1) (3)		$53,522	3.81%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
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

[The remainder of this page intentionally left blank]

Distribution of Assets, Liabilities & Shareholders’ Equity and Yields, Rates & Interest Margin

	For the Nine Months Ended September 30, 2026
		Interest
	Average	Income/	Yields/
	Balance	Expense	Rates
	($ in thousands)
Assets
Investment securities:
Taxable	$4,502,795	$128,005	3.79%
Tax-exempt (1)	62,766	2,034	4.32%
Total investments (1)	4,565,561	130,039	3.79%
Loans:
Taxable	659,052	28,426	5.77%
Tax-exempt (1)	25,043	792	4.23%
Total loans (1)	684,095	29,218	5.71%
Total interest-bearing cash	355,457	9,864	3.66%
Total interest-earning assets (1)	5,605,113	169,121	4.02%
Other assets	393,196
Total assets	$5,998,309

Liabilities and shareholders' equity
Noninterest-bearing demand	$2,181,895	$-	-%
Savings and interest-bearing transaction	2,564,014	9,463	0.49%
Time less than $100,000	42,514	93	0.29%
Time $100,000 or more	22,189	30	0.18%
Total interest-bearing deposits	2,628,717	9,586	0.49%
Securities sold under repurchase agreements	140,338	649	0.62%
Total interest-bearing liabilities	2,769,055	10,235	0.49%
Other liabilities	62,717
Shareholders' equity	984,642
Total liabilities and shareholders' equity	$5,998,309
Net interest spread (1) (2)			3.53%
Net interest and fee income and interest margin (1) (3)		$158,886	3.78%

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.
(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities.
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

Summary of Changes in Interest Income and Expense

	For the Three Months Ended September 30, 2026
	Compared with
	For the Three Months Ended September 30, 2025
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$4,980	$1,007	$5,987
Tax-exempt (1)	(460)	114	(346)
Total investments (1)	4,520	1,121	5,641
Loans:
Taxable	(1,069)	370	(699)
Tax-exempt (1)	(66)	7	(59)
Total loans (1)	(1,135)	377	(758)
Total interest-bearing cash	(4,751)	(482)	(5,233)
Total (decrease) increase in interest and loan fee income (1)	(1,366)	1,016	(350)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	66	(125)	(59)
Time less than $100,000	(4)	-	(4)
Time $100,000 or more	(2)	(1)	(3)
Total interest-bearing deposits	60	(126)	(66)
Securities sold under repurchase agreements	40	-	40
Total increase (decrease) in interest expense	100	(126)	(26)
(Decrease) increase in net interest and loan fee income (1)	$(1,466)	$1,142	$(324)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

[The remainder of this page intentionally left blank]

Summary of Changes in Interest Income and Expense

	For the Nine Months Ended September 30, 2026
	Compared with
	For the Nine Months Ended September 30, 2025
	Volume	Yield/Rate	Total
	(In thousands)
Increase (decrease) in interest and loan fee income:
Investment securities:
Taxable	$9,681	$(205)	$9,476
Tax-exempt (1)	(1,225)	232	(993)
Total investments (1)	8,456	27	8,483
Loans:
Taxable	(3,090)	860	(2,230)
Tax-exempt (1)	(227)	19	(208)
Total loans (1)	(3,317)	879	(2,438)
Total interest-bearing cash	(9,982)	(1,970)	(11,952)
Total decrease in interest and loan fee income (1)	(4,843)	(1,064)	(5,907)
Increase (decrease) in interest expense:
Deposits:
Savings and interest-bearing transaction	70	(181)	(111)
Time less than $100,000	(15)	(2)	(17)
Time $100,000 or more	(8)	(5)	(13)
Total interest-bearing deposits	47	(188)	(141)
Securities sold under repurchase agreements	170	(24)	146
Total increase (decrease) in interest expense	217	(212)	5
Decrease in net interest and loan fee income (1)	$(5,060)	$(852)	$(5,912)

(1)	Amounts calculated on an FTE basis using the current statutory federal tax rate.

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

Based on Management’s estimate of credit losses over the remaining life of its loans and debt securities held to maturity, the Company provided no provision for credit losses in the three and nine months ended September 30, 2026 and September 30, 2025. The nine months ended September 30, 2026 and September 30, 2025 included a $300 thousand reversal of provision for credit losses recorded in the three months ended March 31, 2026 and a $550 thousand reversal recorded in the three months ended March 31, 2025, respectively. For further information regarding credit risk, net credit losses, and the allowance for credit losses, see the “Loan Portfolio Credit Risk” and “Allowance for Credit Losses” sections of this Report.

[The remainder of this page intentionally left blank]

Noninterest Income

The following table summarizes the components of noninterest income for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2026	2025	2026	2025
	(In thousands)

Service charges on deposit accounts	$3,436	$3,317	$10,148	$10,066
Merchant processing services	3,273	2,860	8,852	8,280
Debit card fees	1,398	1,603	4,184	4,848
Trust fees	1,031	895	2,923	2,661
ATM processing fees	493	483	1,427	1,428
Other service fees	441	448	1,294	1,327
Bank owned life insurance gains	-	-	-	208
Unrealized losses on equity securities	(8)	(90)	(219)	(90)
Other noninterest income	639	635	1,995	2,059
Total	$10,703	$10,151	$30,604	$30,787

Noninterest income for the three months ended September 30, 2026 increased compared with the three months ended September 30, 2025. Merchant processing services, trust fee income and service charges on deposit accounts were higher in the three months ended September 30, 2026, partially offset by lower debit card fee income.

Noninterest income for the nine months ended September 30, 2026 declined compared to the same period in 2025, primarily due to reduced debit card fee revenue, the recognition of unrealized losses on securities, and gains from bank-owned life insurance recorded in 2025. These impacts were partially offset by increased merchant processing services and trust fee income.

Noninterest Expense

The following table summarizes the components of noninterest expense for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2026	2025	2026	2025
	(In thousands)

Salaries and related benefits	$12,394	$12,387	$37,260	$36,816
Occupancy and equipment	5,436	5,253	16,072	15,445
Outsourced data processing services	2,805	2,722	8,374	8,128
Limited partnership operating losses	1,110	915	3,330	2,745
Courier service	828	738	2,327	2,113
Professional fees	710	643	1,832	1,424
Other noninterest expense	2,935	3,142	8,971	9,785
Total	$26,218	$25,800	$78,166	$76,456

Noninterest expense for the three months ended September 30, 2026 increased compared with the three months ended September 30, 2025 primarily due to increases in occupancy and equipment and estimated limited partnership operating losses.

Noninterest expense for the nine months ended September 30, 2026 increased compared with the nine months ended September 30, 2025 primarily due to higher salaries and related benefits, occupancy and equipment, outsourced data processing services, professional fees, estimated limited partnership operating losses and courier service expense, partially offset by lower other noninterest expense.

Provision for Income Tax

The Company’s income tax provision (FTE) was $9.9 million and $28.7 million for the three and nine months ended September 30, 2026, respectively compared with $9.9 million and $31.3 million for the three and nine months ended September 30, 2025, respectively. The effective tax rates (FTE) were 25.9% and 25.7%, for the three and nine months ended September 30, 2026, respectively, compared with 26.0% and 26.2%, for the three and nine months ended September 30, 2025, respectively.

Investment Securities Portfolio

The Company maintains an investment securities portfolio consisting of securities issued by U.S. Government sponsored entities, state and political subdivisions, corporations and banks. The Company had marketable equity securities held for trading at fair value of $247 thousand at September 30, 2026 and $466 thousand at December 31, 2025. The Company had no marketable equity securities not held for trading at September 30, 2026 and December 31, 2025.

Management manages the investment debt securities portfolio in response to anticipated changes in interest rates, and changes in deposit and loan volumes. The carrying value of the Company’s investment debt securities portfolio was $4.4 billion at September 30, 2026 and $4.3 billion at December 31, 2025. The following table lists debt securities in the Company’s portfolio by type as of the dates indicated. Debt securities held to maturity are listed at amortized cost before related reserve for expected credit losses of $1 thousand at September 30, 2026 and December 31, 2025. Debt securities available for sale are listed at fair value.

	At September 30, 2026		At December 31, 2025
	Carrying Value	As a percent of total investment securities	Carrying Value	As a percent of total investment securities
	($ in thousands)
Securities of U.S. Government sponsored entities	$287,637	7%	$302,412	7%
Agency residential mortgage-backed securities ("MBS")	164,982	4%	228,080	5%
Agency commercial MBS	1,305,059	30%	707,560	16%
Obligations of states and political subdivisions	41,653	1%	79,319	2%
Corporate securities	2,442,818	55%	2,546,324	60%
Collateralized loan obligations	152,389	3%	424,614	10%
Total	$4,394,538	100%	$4,288,309	100%

Debt securities available for sale	$3,595,820		$3,468,734
Debt securities held to maturity	798,718		819,575
Total	$4,394,538		$4,288,309

Management continually evaluates the Company’s investment debt securities portfolio in response to established asset/liability management objectives, changing market conditions that could affect profitability, liquidity, and the level of interest rate risk to which the Company is exposed. These evaluations may cause Management to change the level of funds the Company deploys into investment securities and change the composition of the Company’s investment securities portfolio.

At September 30, 2026, substantially all of the Company’s investment debt securities were investment grade as rated by one or more major rating agencies. In addition to monitoring credit rating agency evaluations, Management performs its own evaluations regarding the credit worthiness of the issuer or the securitized assets underlying asset-backed securities. The Company’s procedures for evaluating investments in debt securities are in accordance with guidance issued by the Board of Governors of the Federal Reserve System, “Investing in Securities without Reliance on Nationally Recognized Statistical Rating Agencies” (SR 12-15) and other regulatory guidance.

[The remainder of this page intentionally left blank]

The Company had corporate securities as shown below at the dates indicated:

	Corporate securities
	At September 30, 2026		At December 31, 2025
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Debt securities available for sale	$1,873,245	$1,712,385	$1,913,553	$1,804,080
Debt securities held to maturity	730,433	696,072	742,244	737,480
Total corporate securities	$2,603,678	$2,408,457	$2,655,797	$2,541,560

The following table summarizes total corporate securities by credit rating:

	At September 30, 2026		At December 31, 2025
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
AA-	$83,358	3%	$77,304	3%
A+	259,675	11%	272,496	11%
A	479,870	20%	423,726	17%
A-	713,956	30%	801,466	31%
BBB+	573,133	24%	624,557	25%
BBB	260,522	11%	342,011	13%
BBB-	37,943	1%	-	-%
Total corporate securities	$2,408,457	100%	$2,541,560	100%

The following table summarizes total corporate securities by the industry sector in which the issuing companies operate:

	At September 30, 2026		At December 31, 2025
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
Financial	$1,430,678	59%	$1,448,196	57%
Utilities	280,325	12%	288,995	11%
Industrial	203,623	9%	214,154	8%
Consumer, Non-cyclical	159,178	7%	174,853	7%
Communications	127,168	5%	130,355	5%
Basic Materials	70,833	3%	102,612	4%
Energy	70,135	3%	71,815	3%
Technology	33,851	1%	63,158	3%
Consumer, Cyclical	32,666	1%	47,422	2%
Total corporate securities	$2,408,457	100%	$2,541,560	100%

[The remainder of this page intentionally left blank]

The following table summarizes total corporate securities by the location of the issuers’ headquarters; all the corporate securities are denominated in United States dollars:

	At September 30, 2026		At December 31, 2025
	Fair value	As a percent of total corporate securities	Fair value	As a percent of total corporate securities
	($ in thousands)
United States of America	$1,728,214	72%	$1,815,106	71%
Canada	202,358	8%	203,940	8%
Japan	152,194	6%	159,249	6%
United Kingdom	99,925	4%	112,636	4%
France	78,446	3%	80,668	3%
Switzerland	47,951	2%	76,127	3%
Netherlands	35,997	2%	37,660	2%
Australia	24,669	1%	25,305	1%
Germany	22,269	1%	13,658	1%
Belgium	16,434	1%	17,211	1%
Total corporate securities	$2,408,457	100%	$2,541,560	100%

The following table summarizes the above corporate securities with issuer’s headquarters located outside of the United States of America by the industry sector in which the issuing companies operate; all the corporate securities are denominated in United States dollars:

	At September 30, 2026		At December 31, 2025
	Fair value	As a percent of total foreign corporate securities	Fair value	As a percent of total foreign corporate securities
	($ in thousands)
Financial	$583,671	86%	$626,661	86%
Energy	32,596	5%	33,540	5%
Basic Materials	24,669	4%	25,305	4%
Consumer, Non-cyclical	16,434	2%	17,211	2%
Consumer, Cyclical	13,041	2%	13,658	2%
Utilities	9,832	1%	10,079	1%
Total foreign corporate securities	$680,243	100%	$726,454	100%

The Company’s $152 million (fair value) in collateralized loan obligations at September 30, 2026, consist of investments in 18 issues that are within the senior tranches of their respective fund securitization structures. The following table summarizes total collateralized loan obligations by credit rating:

	At September 30, 2026
	Amortized	Fair
	Cost	Value
	(In thousands)
AAA	$50,102	$49,899
AA	102,500	102,490
Total	$152,602	$152,389

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

[The remainder of this page intentionally left blank]

Nonperforming Loans

	At September 30,	At December 31,
	2026	2025
	(In thousands)

Nonperforming nonaccrual loans	$-	$768
Performing nonaccrual loans	330	706
Total nonaccrual loans	330	1,474
Accruing loans 90 or more days past due	146	340
Total nonperforming loans	$476	$1,814

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

Allowance for Credit Losses

The following table summarizes allowance for credit losses at the dates indicated:

	At September 30,	At December 31,
	2026	2025
	(In thousands)

Allowance for credit losses on loans	$10,513	$11,573
Allowance for credit losses on held to maturity debt securities	1	1
Total allowance for credit losses	$10,514	$11,574

Allowance for unfunded credit commitments	$201	$201

Allowance for Credit Losses on Debt Securities Held to Maturity

Management segmented debt securities held to maturity, selected methods to estimate losses for each segment, and measured a loss estimate. Agency mortgage-backed securities were assigned no credit loss allowance due to the perceived backing of government sponsored entities. Corporate securities held to maturity were individually evaluated for expected credit loss by evaluating the issuer’s financial condition, profitability, cash flows, and credit ratings. The Company has evaluated each issuer’s historical financial performance and ability to service debt payments throughout and following the 2008-2009 recession. The Company has an expectation that nonpayment of the amortized cost basis continues to be zero. At September 30, 2026, no credit loss allowance was assigned to corporate securities held to maturity based on evaluation of each individual issuer’s historical financial performance throughout full business cycles. Municipal securities were evaluated for risk of default based on credit rating and remaining term to maturity using Moody’s risk of default factors; Moody’s loss upon default factors were applied to the assumed defaulted principal amounts to estimate the amount for credit loss allowance. Allowance for credit losses related to debt securities held to maturity was $1 thousand related to municipal securities at September 30, 2026 and December 31, 2025, reflecting the expected credit losses on debt securities held to maturity.

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

[The remainder of this page intentionally left blank]

The following table summarizes the allowance for credit losses, chargeoffs and recoveries for the periods indicated.

	For the Three Months		For the Nine Months
	Ended September 30,
	2026	2025	2026	2025
	($ in thousands)
Analysis of the allowance for credit losses
Balance, beginning of period	$10,790	$13,787	$11,573	$14,780
(Reversal of) provision for credit losses	-	-	(300)	(550)
Loans charged off
Commercial	(10)	(1,559)	(118)	(1,597)
Commercial real estate	-	-	-	(191)
Consumer installment and other	(737)	(912)	(2,275)	(3,361)
Total chargeoffs	(747)	(2,471)	(2,393)	(5,149)
Recoveries of loans previously charged off
Commercial	6	36	98	310
Commercial real estate	18	13	56	40
Consumer installment and other	446	494	1,479	2,428
Total recoveries	470	543	1,633	2,778
Net loan losses	(277)	(1,928)	(760)	(2,371)
Balance, end of period	$10,513	$11,859	$10,513	$11,859

Net loan losses as a percentage of average total loans (annualized)	(0.17)%	(1.03)%	(0.15)%	(0.41)%

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

	Allowance for Credit Losses
	For the Three Months Ended September 30, 2026
				Consumer
		Commercial	Residential	Installment
	Commercial	Real Estate	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$3,192	$5,674	$25	$1,899	$10,790
(Reversal) provision	(98)	(40)	(2)	140	-
Chargeoffs	(10)	-	-	(737)	(747)
Recoveries	6	18	-	446	470
Total allowance for credit losses	$3,090	$5,652	$23	$1,748	$10,513

	Allowance for Credit Losses
	For the Nine Months Ended September 30, 2026
				Consumer
		Commercial	Residential	Installment
	Commercial	Real Estate	Real Estate	and Other	Total
	(In thousands)
Allowance for credit losses:
Balance at beginning of period	$4,048	$6,109	$22	$1,394	$11,573
(Reversal) provision	(938)	(513)	1	1,150	(300)
Chargeoffs	(118)	-	-	(2,275)	(2,393)
Recoveries	98	56	-	1,479	1,633
Total allowance for credit losses	$3,090	$5,652	$23	$1,748	$10,513

Management considers the $10.5 million allowance for credit losses on loans to be adequate as a reserve against current expected credit losses in the loan portfolio as of September 30, 2026.

See Note 4 “Loans, Allowance for Credit Losses and Other Real Estate Owned” to the unaudited consolidated financial statements in this Form 10-Q for additional information related to the loan portfolio, loan portfolio credit risk and allowance for credit losses on loans.

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

The Company monitors the climate risks of its loan customers. Borrowers with real estate loan collateral located in flood zones must carry flood insurance under the loans’ terms. At September 30, 2026, the Company had $15 million in loans to agricultural borrowers; Management continuously monitors these customers’ access to adequate water sources as well as their ability to sustain low crop yields and volatile commodity prices without encountering financial hardship. The Company makes automobile loans; changes in consumer demand, or governmental laws or policies, regarding gasoline, electric and hybrid vehicles are not considered to be material risks to the Company’s automobile lending practices. The Company considers climate risk in its underwriting of corporate bonds, and avoids purchasing bonds of issuers, which, in Management’s judgement, have elevated climate risk.

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

The Company’s asset and liability position was generally “asset sensitive” at September 30, 2026, based on the interest rate assumptions applied to the simulation model. An “asset sensitive” position results in a larger change in interest income than in interest expense resulting from application of assumed interest rate changes. However, in the dynamic simulation, an assumed decline in interest rates is expected to result in improved deposit balances funding higher earning asset levels. Further, in the dynamic simulation, no change in interest rates is expected to result in a decline in net interest income as asset yields remain stable and deposit costs rise as the Bank negotiates deposit rates with customers in the current environment.

At September 30, 2026, Management’s most recent measurements of estimated changes in net interest income were:

	Dynamic Simulation (1)	Static Simulation (2)
Change in Interest Rates	First Year Change in Net Interest Income
+ 2.0%	+ 1.1%	+ 5.7%
+ 1.0%	+ 0.7%	+ 2.9%
0.0%	- 0.1%	0.0%
- 1.0%	- 1.6%	- 3.5%
- 2.0%	- 3.8%	- 6.6%

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

[The remainder of this page intentionally left blank]

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

In recent years, the Bank's deposit base has provided the majority of the Bank's funding requirements. This low-cost source of funds, along with shareholders' equity, provided 97% of funding for average total assets for the nine months ended September 30, 2026 and the year ended December 31, 2025. The Bank’s funding from customer deposits is in part reliant on the confidence clients have in the Bank. The Bank places a very high priority in maintaining this confidence through conservative credit risk and capital management practices and by maintaining an appropriate level of liquidity.

Total deposits were $4,816 million at September 30, 2026 and $4,840 million at December 31, 2025. Total time deposits were $60 million at September 30, 2026 and $67 million at December 31, 2025. The Company has no foreign time deposits. FDIC deposit insurance is $250,000 per depositor, for each account ownership category. At September 30, 2026, estimated federally uninsured total deposits and time deposits were $2,455 million and $3 million, respectively.

The following table shows the time remaining to maturity of the Company’s estimated amounts of uninsured time deposits with a balance greater than $250,000 per depositor per category:

At September 30, 2026
(In thousands)
Three months or less	$3,142
Over three through six months	8
Over six through twelve months	146
Over twelve months	85
Total	$3,381

Liquidity is further provided by assets such as balances held at the Federal Reserve Bank, and principal and interest payments from debt securities and loans. At September 30, 2026, the Company had $322,510 thousand in cash balances. During the twelve months ending September 30, 2027, the Company expects to receive $359,000 thousand in principal payments from its debt securities. If additional operational liquidity is required, the Company can pledge debt securities as collateral for borrowing purposes. At September 30, 2026, the Company had access to borrowing from the Federal Reserve Bank up to $767,994 thousand based on collateral pledged at September 30, 2026. Additionally, the Company had access to a $60,000 thousand line of credit with a correspondent bank at September 30, 2026.

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

Westamerica Bancorporation ("Parent Company") is a separate entity apart from the Bank and must provide for its own liquidity. In addition to its operating expenses, the Parent Company is responsible for the payment of dividends declared for its shareholders, and interest and principal on any outstanding debt. The Parent Company had no debt at September 30, 2026. Substantially all of the Parent Company's revenues are obtained from subsidiary dividends and service fees.

The Bank’s dividends paid to the Parent Company and Parent Company cash balances provided adequate cash for the Parent Company to pay shareholder dividends of $34 million for the nine months ended September 30, 2026 and $47 million for the year ended December 31, 2025 and retire common stock in the amounts of $95 million in the nine months ended September 30, 2026 and $104 million in the year ended December 31, 2025. Payment of dividends to the Parent Company by the Bank is limited under California and Federal laws. The Company believes these regulatory dividend restrictions will not impact the Parent Company's ability to meet its ongoing cash obligations. The Parent Company’s cash balance was $231 million at September 30, 2026 and $268 million at December 31, 2025.

Capital Resources

The Company has historically generated high levels of earnings, which provide a means of accumulating capital. The Company's net income as a percentage of average shareholders' equity (“return on equity” or “ROE”) was 11.3% (annualized) for the nine months ended September 30, 2026 and 11.2% for the year ended December 31, 2025. The Company also raises capital as employees exercise stock options. The Company raised $14 million through the exercise of stock options in the nine months ended September 30, 2026 and $376 thousand in the year ended December 31, 2025.

The Company paid cash dividends on its common stock totaling $34 million in the nine months ended September 30, 2026 and $47 million in the year ended December 31, 2025, which represent dividends per common share of $1.42 and $1.82, respectively. The Company's earnings have historically exceeded dividends paid to shareholders. The amount of earnings in excess of dividends provides the Company resources to finance growth and maintain appropriate levels of shareholders' equity. In the absence of profitable growth opportunities, the Company has at times repurchased and retired its common stock as another means to return capital to shareholders. The Company retired approximately 2 million shares valued at $95 million in the nine months ended September 30, 2026 and 2 million shares valued at $104 million in the year ended December 31, 2025.

The Company's primary capital resource is shareholders' equity, which was $790 million at September 30, 2026 compared with $934 million at December 31, 2025. The $144 million reduction in shareholders’ equity from December 31, 2026 to September 30, 2026 was primarily attributable to higher unrealized losses on debt securities available for sale. The Company's ratio of equity to total assets was 13.63% at September 30, 2026 and 15.66% at December 31, 2025.

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

				To Be
				Well-capitalized
			Required for	Under Prompt
	At September 30, 2026		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	23.99%	16.63%	7.00%	6.50%
Tier I Capital	23.99%	16.63%	8.50%	8.00%
Total Capital	24.29%	17.09%	10.50%	10.00%
Leverage Ratio	14.84%	10.23%	4.00%	5.00%

				To Be
				Well-capitalized
			Required for	Under Prompt
	At December 31, 2025		Capital Adequacy	Corrective Action
	Company	Bank	Purposes	Regulations (Bank)

Common Equity Tier I Capital	23.59%	15.70%	7.00%	6.50%
Tier I Capital	23.59%	15.70%	8.50%	8.00%
Total Capital	23.89%	16.17%	10.50%	10.00%
Leverage Ratio	15.22%	10.09%	4.00%	5.00%

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

Item 4. Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of September 30, 2026.

Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported as and when required and that such information is communicated to the Company’s management, including the principal executive officer and the principal financial officer, to allow for timely decisions regarding required disclosures. The evaluation did not identify any change in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s Annual Report on Form 10-K for the year ended December 31, 2025 includes detailed disclosure about the risks faced by the Company’s business. There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Westamerica Bancorporation or any “affiliated purchaser”, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), of common stock during the three months ended September 30, 2026.

	2026
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
	(In thousands, except price paid)
July 1 through July 31	-	$-	-	2,148
August 1 through August 31	26	57.93	26	2,122
September 1 through September 30	25	57.91	25	2,097
Total	51	$57.92	51	2,097

The Company may repurchase shares of its common stock in the open market from time to time to optimize the Company’s use of equity capital and enhance shareholder value and with the intention of lessening the dilutive impact of issuing new shares under stock option plans, and other ongoing requirements.

The Company repurchased 51 thousand shares of its common stock during the three months ended September 30, 2026 pursuant to a program approved by the Board of Directors on December 18, 2025 authorizing the purchase of up to 2,000 thousand shares of its common stock from time to time prior to December 31, 2026.

On April 24, 2026, the Company announced that its Board of Directors approved an increase in the repurchase plan authorization by 2,000 thousand additional shares of its common stock to be purchased through December 31, 2026.

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S‑K.

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

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a)

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104.	The Cover page of Westamerica Bancorporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESTAMERICA BANCORPORATION

(Registrant)

/s/ Anela Jonas

Anela Jonas

Senior Vice President and Chief Financial Officer

(Principal Financial and Chief Accounting Officer)

Date: November 6, 2026